Form 10-Q
period 2014-03-31
UMPQUA HOLDINGS CORP
filed 2014-05-07
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: March 31, 2014
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

Common stock, no par value: 216,936,489 shares outstanding as of April 30, 2014

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)
	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$196,963	$178,685
Interest bearing deposits	887,620	611,224
Temporary investments	525	514
Total cash and cash equivalents	1,085,108	790,423
Investment securities
Trading, at fair value	4,498	5,958
Available for sale, at fair value	1,701,730	1,790,978
Held to maturity, at amortized cost	5,465	5,563
Loans held for sale, at fair value	73,106	104,664
Non-covered loans and leases	7,411,108	7,354,403
Allowance for non-covered loan and lease losses	(86,709)	(85,314)
Net non-covered loans and leases	7,324,399	7,269,089
Covered loans, net of allowance of $10,320 and $9,771	342,263	363,992
Restricted equity securities	29,948	30,685
Premises and equipment, net	180,199	177,680
Goodwill and other intangible assets, net	775,488	776,683
Mortgage servicing rights, at fair value	49,220	47,765
Non-covered other real estate owned	22,034	21,833
Covered other real estate owned	1,746	2,102
FDIC indemnification asset	18,362	23,174
Bank owned life insurance	97,589	96,938
Deferred tax asset, net	11,393	16,627
Other assets	116,178	111,958
Total assets	$11,838,726	$11,636,112
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$2,465,606	$2,436,477
Interest bearing	6,807,977	6,681,183
Total deposits	9,273,583	9,117,660
Securities sold under agreements to repurchase	262,483	224,882
Term debt	250,964	251,494
Junior subordinated debentures, at fair value	87,800	87,274
Junior subordinated debentures, at amortized cost	101,818	101,899
Other liabilities	127,602	125,477
Total liabilities	10,104,250	9,908,686
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2014 and 200,000,000 in 2013; issued and outstanding: 112,319,525 in 2014 and 111,973,203 in 2013	1,514,969	1,514,485
Retained earnings	219,686	217,917
Accumulated other comprehensive loss	(179)	(4,976)
Total shareholders' equity	1,734,476	1,727,426
Total liabilities and shareholders' equity	$11,838,726	$11,636,112

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended
	March 31,
	2014	2013
INTEREST INCOME
Interest and fees on non-covered loans and leases	$91,268	$78,545
Interest and fees on covered loans and leases	12,718	14,580
Interest and dividends on investment securities:
Taxable	9,291	8,644
Exempt from federal income tax	2,112	2,288
Dividends	50	24
Interest on temporary investments and interest bearing deposits	441	252
Total interest income	115,880	104,333
INTEREST EXPENSE
Interest on deposits	3,848	5,878
Interest on securities sold under agreement to repurchase and federal funds purchased	41	31
Interest on term debt	2,273	2,273
Interest on junior subordinated debentures	1,880	1,962
Total interest expense	8,042	10,144
Net interest income	107,838	94,189
PROVISION FOR NON-COVERED LOAN AND LEASE LOSSES	5,400	6,988
PROVISION FOR COVERED LOAN LOSSES	571	232
Net interest income after provision for loan and lease losses	101,867	86,969
NON-INTEREST INCOME
Service charges on deposit accounts	7,767	6,992
Brokerage commissions and fees	3,725	3,636
Mortgage banking revenue, net	10,439	23,568
Gain on investment securities, net	—	7
Loss on junior subordinated debentures carried at fair value	(542)	(542)
Change in FDIC indemnification asset	(4,840)	(5,073)
Other income	6,458	5,427
Total non-interest income	23,007	34,015
NON-INTEREST EXPENSE
Salaries and employee benefits	53,218	51,505
Net occupancy and equipment	16,501	14,735
Communications	2,902	3,203
Marketing	1,005	861
Services	5,990	5,893
Supplies	896	718
FDIC assessments	1,863	1,651
Net gain on non-covered other real estate owned	(18)	(130)
Net (gain) loss on covered other real estate owned	(46)	284
Intangible amortization	1,194	1,204
Merger related expenses	5,983	1,531
Other expenses	7,030	4,307
Total non-interest expense	96,518	85,762
Income before provision for income taxes	28,356	35,222
Provision for income taxes	9,592	11,861
Net income	$18,764	$23,361

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended
	March 31,
	2014	2013
Net income	$18,764	$23,361
Dividends and undistributed earnings allocated to participating securities	113	183
Net earnings available to common shareholders	$18,651	$23,178
Earnings per common share:
Basic	$0.17	$0.21
Diluted	$0.17	$0.21
Weighted average number of common shares outstanding:
Basic	112,170	111,937
Diluted	112,367	112,118

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)

	Three months ended
	March 31,
	2014	2013
Net income	$18,764	$23,361
Available for sale securities:
Unrealized gains (losses) arising during the period	7,979	(4,425)
Reclassification adjustment for net gains realized in earnings (net of tax expense of $3 for the three months ended March 31, 2013)	—	(4)
Income tax (expense) benefit related to unrealized losses	(3,192)	1,770
Net change in unrealized gains (losses)	4,787	(2,659)
Held to maturity securities:
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $6 and $12 for the three months ended March 31, 2014 and 2013, respectively)	10	17
Net change in unrealized losses related to factors other than credit	10	17
Other comprehensive income (loss), net of tax	4,797	(2,642)
Comprehensive income	$23,561	$20,719

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2013	111,889,959	$1,512,400	$187,293	$24,346	$1,724,039
Net income			98,361		98,361
Other comprehensive loss, net of tax				(29,322)	(29,322)
Comprehensive income					$69,039
Stock-based compensation		5,017			5,017
Stock repurchased and retired	(584,677)	(9,360)			(9,360)
Issuances of common stock under stock plans
and related net tax benefit	667,921	6,428			6,428
Cash dividends on common stock ($0.60 per share)			(67,737)		(67,737)
Balance at December 31, 2013	111,973,203	$1,514,485	$217,917	$(4,976)	$1,727,426

BALANCE AT JANUARY 1, 2014	111,973,203	$1,514,485	$217,917	$(4,976)	$1,727,426
Net income			18,764		18,764
Other comprehensive income, net of tax				4,797	4,797
Comprehensive income					$23,561
Stock-based compensation		1,534			1,534
Stock repurchased and retired	(256,894)	(4,614)			(4,614)
Issuances of common stock under stock plans
and related net tax benefit	603,216	3,564			3,564
Cash dividends on common stock ($0.15 per share)			(16,995)		(16,995)
Balance at March 31, 2014	112,319,525	$1,514,969	$219,686	$(179)	$1,734,476

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Three months ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,764	$23,361
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	4,000	11,042
Gain on sale of investment securities, net	—	(7)
Gain on sale of non-covered other real estate owned	(117)	(499)
Gain on sale of covered other real estate owned	(46)	(270)
Valuation adjustment on non-covered other real estate owned	99	369
Valuation adjustment on covered other real estate owned	—	554
Provision for non-covered loan and lease losses	5,400	6,988
Provision for covered loan losses	571	232
Proceeds from bank owned life insurance	187	1,173
Change in cash surrender value of bank owned life insurance	(838)	(1,980)
Change in FDIC indemnification asset	4,840	5,073
Depreciation, amortization and accretion	4,280	4,497
Increase in mortgage servicing rights	(2,408)	(6,403)
Change in mortgage servicing rights carried at fair value	953	1,734
Change in junior subordinated debentures carried at fair value	526	535
Stock-based compensation	1,534	1,185
Net decrease in trading account assets	1,460	564
Gain on sale of loans	(9,684)	(28,484)
Change in loans held for sale carried at fair value	(324)	10,798
Origination of loans held for sale	(213,060)	(471,175)
Proceeds from sales of loans held for sale	254,109	675,150
Excess tax benefits from the exercise of stock options	(892)	(27)
Change in other assets and liabilities:
Net (increase) decrease in other assets	(791)	14,337
Net increase (decrease) in other liabilities	2,077	(14,007)
Net cash provided by operating activities	70,640	234,740
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	—	(51,191)
Proceeds from investment securities available for sale	93,176	264,313
Proceeds from investment securities held to maturity	167	402
Redemption of restricted equity securities	737	660
Net non-covered loan and lease originations	(80,709)	(3,363)
Net covered loan paydowns	19,378	17,346
Proceeds from sales of non-covered loans	22,272	17,515
Proceeds from disposals of furniture and equipment	30	112
Purchases of premises and equipment	(8,162)	(5,166)
Net (payments) proceeds from FDIC indemnification asset	(812)	1,710
Proceeds from sales of non-covered other real estate owned	1,512	4,284
Proceeds from sales of covered other real estate owned	402	3,935
Net cash provided by investing activities	$47,991	$250,557

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED) (in thousands)

	Three months ended
	March 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit liabilities	$155,999	$(307,500)
Net increase in securities sold under agreements to repurchase	37,601	5,735
Repayment of junior subordinated debentures	—	(8,764)
Dividends paid on common stock	(16,936)	—
Excess tax benefits from stock based compensation	892	27
Proceeds from stock options exercised	3,112	34
Retirement of common stock	(4,614)	(428)
Net cash provided (used) by financing activities	176,054	(310,896)
Net increase in cash and cash equivalents	294,685	174,401
Cash and cash equivalents, beginning of period	790,423	543,787
Cash and cash equivalents, end of period	$1,085,108	$718,188

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,032	$11,181
Income taxes	$1,456	$1,100
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized losses (gains) on investment securities available for sale, net of taxes	$4,787	$(2,659)
Change in unrealized losses on investment securities held to maturity
related to factors other than credit, net of taxes	$10	$17
Cash dividend declared on common stock and payable after period-end	$16,947	$11,288
Transfer of non-covered loans to non-covered other real estate owned	$1,878	$5,689
Transfer of covered loans to covered other real estate owned	$—	$1,741
Transfer of covered loans to non-covered loans	$1,780	$7,899
Transfer (to) from FDIC indemnification asset (from) to due from FDIC and other	$(28)	$1,679
Receivable from sales of covered other real estate owned	$185	$—

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation (referred to in this report as “we”, “our” or “the Company”) conform to accounting principles generally accepted in the United States of America. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material inter-company balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2013 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the 2013 Annual Report filed on Form 10-K. References to "Bank" refer to our subsidiary Umpqua Bank, an Oregon state-chartered commercial bank, and references to "Umpqua Investments" refer to our subsidiary Umpqua Investments, Inc., a registered broker-dealer and investment adviser. The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company.

In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2014 for potential recognition or disclosure. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform to current classifications.

Note 2 – Business Combinations

Sterling Financial Corporation
As of the close of business on April 18, 2014, the Company completed its merger with Sterling Financial Corporation, a Washington corporation ("Sterling").  The results of Sterling's operations will be included in the Company's financial results beginning April 19, 2014 and the combined company's banking operations will operate under the Umpqua Bank name and brand. As of December 31, 2013, Sterling had total assets of $10.3 billion, $7.3 billion in loans, and $7.1 billion in deposits.

The structure of the transaction is as follows:

•	Sterling merged with and into the Company (the "Merger") with the Company as the surviving corporation in the Merger;

•	Immediately following the Merger, Sterling's wholly owned subsidiary, Sterling Savings Bank merged with and into the Bank (the "Bank Merger"), with the Bank as the surviving bank in the Bank Merger;

•	Holders of shares of common stock of Sterling have the right to receive 1.671 shares of the Company's common stock and $2.18 in cash for each share of Sterling common stock;

•
Holders of outstanding warrants of Sterling, which represent the right to purchase a corresponding share of common stock of Sterling, have the right to receive 1.671 shares of the Company's common stock and $2.18 in cash for each warrant when exercised;

•	Holders of outstanding options to purchase shares of Sterling common stock converted into 1.7896 options to purchase the Company's common stock, subject to vesting conditions;

•	Holders of outstanding restricted stock units of Sterling common stock converted into 1.7896 restricted stock units of the Company, subject to vesting conditions;

Aggregate consideration for the Merger is estimated at $2.1 billion and includes the following:

•	Cash of $136.2 million

•	Common stock issued of $1.9 billion;

•	Warrants issued of $52.8 million;

•	Restricted stock units and stock options of $8.8 million.

The primary reason for the Merger is to continue the Company's growth strategy, including expanding our geographic footprint in markets throughout the West Coast. Six stores are expected to be divested to Banner Bank in the second quarter of 2014. The Company expects to repay securities sold under agreements to repurchase acquired of $500.0 million, funded through the sale of acquired investment securities in the second quarter of 2014.

The Merger will be accounted for using the purchase acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged will be recorded at fair value as of the acquisition date. Preliminary fair values for all assets and liabilities are not reported herein as the Company is still in the process of determining the preliminary fair values. The Company expects to disclose preliminary assets acquired and liabilities assumed, including fair value adjustments, as well as supplemental pro forma information, in the Company's June 30, 2014 Form 10-Q. Goodwill will not be deductible for income tax purposes as the merger is accounted for as a tax-free exchange for tax purposes.

Financial Pacific Holding Corp.
On July 1, 2013, the Bank acquired Financial Pacific Holding Corp. ("FPHC") based in Federal Way, Washington, and its subsidiary, Financial Pacific Leasing, Inc. ("FinPac Leasing"), and its subsidiaries, Financial Pacific Funding, Inc. ("FPF"), Financial Pacific Funding II, Inc. ("FPF II") and Financial Pacific Funding III, Inc. ("FPF III"). As part of the same transaction, the Company acquired two related entities, FPC Leasing Corporation ("FPC") and Financial Pacific Reinsurance Co., Ltd. ("FPR"). FPHC, FinPac Leasing, FPF, FPF II, FPF III, FPC and FPR are collectively referred to herein as "FinPac". FinPac provides business-essential commercial equipment leases to various industries throughout the United States and Canada. It originates leases through its brokers, lessors, and direct marketing programs. The results of FinPac's operations are included in the consolidated financial statements as of July 1, 2013.

The aggregate consideration for the FinPac purchase was $158.0 million. Of that amount, $156.1 was distributed in cash, and $1.9 million was exchanged for restricted shares of the Company stock. The restricted shares were issued from the Company’s 2013 Incentive Plan pursuant to employment agreements between the Company and certain executives of FinPac, vest over a period of either two or three years, and will be recognized over that time period within the salaries and employee benefits line item on the Consolidated Statements of Income. The structure of the transaction was as follows:

•
The Bank acquired all of the outstanding stock of FPHC, a shell holding company, which is the sole shareholder of FinPac Leasing, the primary operating subsidiary of FinPac that engages in equipment leasing and financing activities. FinPac Leasing is also the sole shareholder of FPF, FPF II and FPF III, which are bankruptcy-remote entities that formerly served as lien holder for certain leases. FPF, FPF II and FPF III have no assets or current business activities and are anticipated to be dissolved in the near future.

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

The operations of FinPac are included in our operating results from July 1, 2013, and added revenue of $15.7 million, non-interest expense of $3.9 million , and net income of $4.2 million net of tax, for the three months ended March 31, 2014. FinPac's results of operations prior to the acquisition are not included in our operating results. There are no merger related expenses for the three months ended March 31, 2014.

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

The following table presents unaudited pro forma results of operations for the three months ended March 31, 2013 as if the acquisition of FinPac had occurred on January 1, 2013. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2013.

(in thousands, except per share data)

	Three months ended March 31, 2013
			Pro Forma		Pro Forma
	Company	FinPac (a)	Adjustments		Combined
Net interest income	$94,189	$12,547	$(1,224)	(b)	$105,512
Provision for non-covered loan and lease losses	6,988	2,577	—	(c)	9,565
Provision for covered loan losses	232	—	—		232
Non-interest income	34,015	790	—		34,805
Non-interest expense	85,762	3,832	(203)	(d)	89,391
Income before provision for income taxes	35,222	6,928	(1,021)		41,129
Provision for income taxes	11,861	2,716	(357)	(e)	14,220
Net income	23,361	4,212	(664)		26,909
Dividends and undistributed earnings allocated to participating securities	183	—	28		211
Net earnings available to common shareholders	$23,178	$4,212	$(692)		$26,698
Earnings per share:
Basic	$0.21				$0.24
Diluted	$0.21				$0.24
Average shares outstanding:
Basic	111,937				111,937
Diluted	112,118				112,118

(a) FinPac amounts represent results from January 1, 2013 to March 31, 2013.
(b) Adjustment of interest income from loans and leases due to the estimated loss of income from the write-off of FinPac's loan mark (related to a prior acquisition) and the amortization of the new interest rate mark and the accretion of the acquisition accounting adjustment relating to the credit mark. The amortization period will be the contractual lives of the loans and leases, which is approximately four years, and will be amortized into income using the effective yield method.
(c) As acquired loans and leases are recorded at fair value, Umpqua would expect a reduction in the historical provision for loan and leases losses from FinPac; however, no adjustment to the historical amount of FinPac provision for loan and lease losses is reflected.
(d) Adjustment to reflect additional compensation expense related to restricted stock granted to FinPac management and the removal of FinPac director compensation and travel fees, and FinPac management fees of the Financial Pacific Holdings, LLC entity which was not acquired.
(e) Income tax effect of pro forma adjustments at 35%.

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2014 and December 31, 2013:

March 31, 2014

(in thousands)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$242	$20	$(1)	$261
Obligations of states and political subdivisions	222,195	8,781	(1,297)	229,679
Residential mortgage-backed securities and
collateralized mortgage obligations	1,477,553	14,077	(21,814)	1,469,816
Investments in mutual funds and
other equity securities	1,959	15	—	1,974
	$1,701,949	$22,893	$(23,112)	$1,701,730
HELD TO MATURITY:
Residential mortgage-backed securities and
collateralized mortgage obligations	$5,465	$333	$(8)	$5,790
	$5,465	$333	$(8)	$5,790

December 31, 2013
(in thousands)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$249	$20	$(1)	$268
Obligations of states and political subdivisions	229,969	7,811	(2,575)	235,205
Residential mortgage-backed securities and
collateralized mortgage obligations	1,567,001	15,359	(28,819)	1,553,541
Investments in mutual funds and
other equity securities	1,959	5	—	1,964
	$1,799,178	$23,195	$(31,395)	$1,790,978
HELD TO MATURITY:
Residential mortgage-backed securities and
collateralized mortgage obligations	5,563	330	(19)	5,874
	$5,563	$330	$(19)	$5,874

Investment securities that were in an unrealized loss position as of March 31, 2014 and December 31, 2013 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

March 31, 2014
(in thousands)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$25	$1	$25	$1
Obligations of states and political subdivisions	38,975	1,165	1,767	132	40,742	1,297
Residential mortgage-backed securities and
collateralized mortgage obligations	412,636	9,553	284,346	12,261	696,982	21,814
Total temporarily impaired securities	$451,611	$10,718	$286,138	$12,394	$737,749	$23,112
HELD TO MATURITY:
Residential mortgage-backed securities and
collateralized mortgage obligations	$169	$8	$—	$—	$169	$8
Total temporarily impaired securities	$169	$8	$—	$—	$169	$8

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

The unrealized losses on investments in U.S. Treasury and agency securities were caused by interest rate increases subsequent to the purchase of these securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired ("OTTI").

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of March 31, 2014. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered OTTI.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2014 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, these investments are not considered OTTI.

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

The following table presents the maturities of investment securities at March 31, 2014:

(in thousands)

	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$9,295	$9,337	$—	$—
Over three months through twelve months	61,111	62,068	291	309
After one year through five years	960,569	975,746	279	487
After five years through ten years	614,744	597,870	427	485
After ten years	54,271	54,735	4,468	4,509
Other investment securities	1,959	1,974	—	—
	$1,701,949	$1,701,730	$5,465	$5,790

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

There were gross realized gains on the sale of securities available for sale of none and $7,000 for the three months ended March 31, 2014 and 2013.

The following table presents, as of March 31, 2014, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)

	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$8,783	$9,089
To state and local governments to secure public deposits	933,911	928,206
Other securities pledged principally to secure repurchase agreements	347,901	342,649
Total pledged securities	$1,290,595	$1,279,944

Note 4 – Non-Covered Loans and Leases

The following table presents the major types of non-covered loans and leases, net of deferred costs, net of $4.7 million and net of deferred fees, net of $495,000, recorded on the balance sheet as of March 31, 2014 and December 31, 2013, respectively:

(in thousands)

	March 31,	December 31,
	2014	2013
Commercial real estate
Non-owner occupied term, net	$2,311,952	$2,328,260
Owner occupied term, net	1,282,482	1,259,583
Multifamily, net	400,927	403,537
Construction & development, net	229,262	245,231
Residential development, net	89,510	88,413
Commercial
Term, net	735,004	770,845
LOC & other, net	1,005,800	987,360
Leases and equipment finance, net	388,418	361,591
Residential
Mortgage, net	651,042	597,201
Home equity loans & lines, net	268,497	264,269
Consumer & other, net	48,214	48,113
Total loans and leases, net of deferred fees and costs	7,411,108	7,354,403

As of March 31, 2014, loans totaling $5.4 billion were pledged to secure borrowings and available lines of credit.

At March 31, 2014 and December 31, 2013, non-covered loans accounted for under ASC 310-30 were $23.1 million and $21.9 million, respectively.

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

Our methodology for assessing the appropriateness of the ALLL consists of three key elements, which includes 1) the formula allowance; 2) the specific allowance; and 3) the unallocated allowance. By incorporating these factors into a single allowance requirement analysis, all risk-based activities within the loan portfolio are simultaneously considered.

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

Management believes that the ALLL was adequate as of March 31, 2014. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 74% of our loan and lease portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The recent U.S. recession, the housing market downturn, and declining real estate values in our markets have negatively impacted aspects of our loan and lease portfolio. A continued deterioration in our markets may adversely affect our loan and lease portfolio and may lead to additional charges to the provision for loan and lease losses.

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

Activity in the Non-Covered Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for non-covered loan and lease losses by non-covered loan and lease portfolio segment for three months ended March 31, 2014 and 2013:

(in thousands)

	Three months ended March 31, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$53,433	$24,191	$6,827	$863	$—	$85,314
Charge-offs	(1,895)	(3,350)	(132)	(188)	—	(5,565)
Recoveries	439	981	47	93	—	1,560
(Recapture) provision	(130)	4,940	449	141	—	5,400
Balance, end of period	$51,847	$26,762	$7,191	$909	$—	$86,709

	Three months ended March 31, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Balance, beginning of period	$54,909	$22,925	$6,925	$632	$—	$85,391
Charge-offs	(1,454)	(6,174)	(904)	(193)	—	(8,725)
Recoveries	470	367	92	109	—	1,038
Provision	1,170	4,543	1,106	169	—	6,988
Balance, end of period	$55,095	$21,661	$7,219	$717	$—	$84,692

The following table presents the allowance and recorded investment in non-covered loans and leases by portfolio segment and balances individually or collectively evaluated for impairment as of March 31, 2014 and 2013:

(in thousands)

	March 31, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$50,504	$26,747	$7,191	$909	$—	$85,351
Individually evaluated for impairment	1,343	15	—	—	—	1,358
Total	$51,847	$26,762	$7,191	$909	$—	$86,709
Non-covered loans and leases:
Collectively evaluated for impairment	$4,222,943	$2,114,681	$919,539	$48,214		$7,305,377
Individually evaluated for impairment	91,190	14,541	—	—		105,731
Total	$4,314,133	$2,129,222	$919,539	$48,214		$7,411,108

(in thousands)

	March 31, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Unallocated	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$53,158	$21,645	$7,219	$717	$—	$82,739
Individually evaluated for impairment	1,937	16	—	—	—	1,953
Total	$55,095	$21,661	$7,219	$717	$—	$84,692
Non-covered loans and leases:
Collectively evaluated for impairment	$4,071,110	$1,668,522	$748,115	$41,173		$6,528,920
Individually evaluated for impairment	114,553	19,375	338	—		134,266
Total	$4,185,663	$1,687,897	$748,453	$41,173		$6,663,186

The non-covered loan and lease balances are net of deferred loans costs, net of $4.7 million at March 31, 2014 and net of deferred fees, net of $11.6 million at March 31, 2013.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the RUC and unfunded commitments for the three months ended March 31, 2014 and 2013:

(in thousands)

	Three months ended March 31, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$220	$900	$232	$84	$1,436
Net change to other expense	(26)	(14)	11	10	(19)
Balance, end of period	$194	$886	$243	$94	$1,417

	Three months ended March 31, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$172	$807	$173	$71	$1,223
Net change to other expense	(13)	43	9	7	46
Balance, end of period	$159	$850	$182	$78	$1,269

(in thousands)

	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Unfunded loan and lease commitments:
March 31, 2014	$213,675	$969,475	$353,498	$59,017	$1,595,665
March 31, 2013	$183,996	$984,672	$270,510	$54,240	$1,493,418

Non-covered loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes loans and leases sold by loan portfolio during the three months ended March 31, 2014 and 2013:

(In thousands)

	Three months ended
	March 31,
	2014	2013
Commercial real estate
Non-owner occupied term	$3,193	$—
Owner occupied term	2,147	2,850
Construction & development	—	3,515
Residential development	605	23
Commercial
Term	15,996	11,127
Residential
Mortgage	331	—
Total	$22,272	$17,515

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

The Bank has written down impaired, non-accrual loans as of March 31, 2014 to their estimated net realizable value, and expects resolution with no additional material loss, absent a further decline in market prices.

Non-Covered Non-Accrual Loans and Leases and Loans and Leases Past Due

The following table summarizes our non-covered non-accrual loans and leases and loans and leases past due, by loan and lease class, as of March 31, 2014 and December 31, 2013:

(in thousands)

	March 31, 2014
	Greater than		90 Days and				Total non-
	30 to 59	60 to 89	Greater				covered
	Days	Days	and	Total	Non-	Current &	Loans
	Past Due	Past Due	Accruing	Past Due	accrual	Other (1)	and Leases
Commercial real estate
Non-owner occupied term, net	$1,736	$533	$369	$2,638	$15,948	$2,293,366	$2,311,952
Owner occupied term, net	625	466	36	1,127	5,449	1,275,906	1,282,482
Multifamily, net	3,855	1,145	—	5,000	355	395,572	400,927
Construction & development, net	—	—	—	—	—	229,262	229,262
Residential development, net	—	—	—	—	195	89,315	89,510
Commercial
Term, net	1,427	8,832	—	10,259	11,964	712,781	735,004
LOC & other, net	423	2,023	—	2,446	1,025	1,002,329	1,005,800
Leases and equipment finance, net	1,828	1,556	—	3,384	2,948	382,086	388,418
Residential
Mortgage, net	3,418	—	1,503	4,921	—	646,121	651,042
Home equity loans & lines, net	483	955	287	1,725	—	266,772	268,497
Consumer & other, net	100	11	74	185	—	48,029	48,214
Total, net of deferred fees and costs	$13,895	$15,521	$2,269	$31,685	$37,884	$7,341,539	$7,411,108

(1) Other includes non-covered loans accounted for under ASC 310-30.

(in thousands)

	December 31, 2013
	Greater than		90 Days and				Total non-
	30 to 59	60 to 89	Greater				covered
	Days	Days	and	Total	Non-	Current &	Loans
	Past Due	Past Due	Accruing	Past Due	accrual	Other (1)	and Leases
Commercial real estate
Non-owner occupied term, net	$3,618	$352	$—	$3,970	$9,193	$2,315,097	$2,328,260
Owner occupied term, net	1,320	340	610	2,270	6,204	1,251,109	1,259,583
Multifamily, net	—	—	—	—	935	402,602	403,537
Construction & development, net	—	—	—	—	—	245,231	245,231
Residential development, net	—	—	—	—	2,801	85,612	88,413
Commercial
Term, net	901	1,436	—	2,337	8,723	759,785	770,845
LOC & other, net	619	224	—	843	1,222	985,295	987,360
Leases and equipment finance, net	2,202	1,706	517	4,425	2,813	354,353	361,591
Residential
Mortgage, net	1,050	342	2,070	3,462	—	593,739	597,201
Home equity loans & lines, net	473	563	160	1,196	—	263,073	264,269
Consumer & other, net	69	75	73	217	—	47,896	48,113
Total, net of deferred fees and costs	$10,252	$5,038	$3,430	$18,720	$31,891	$7,303,792	$7,354,403

(1) Other includes non-covered loans accounted for under ASC 310-30.

Non-Covered Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans. The Bank recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans.  Therefore, the non-accrual loans as of March 31, 2014 have already been written-down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value.

At March 31, 2014 and December 31, 2013, impaired loans of $67.9 million and $68.8 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty by providing for a modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest at each respective date.  In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Bank had obligations of $3.8 million to lend additional funds on restructured loans as of March 31, 2014.

The following table summarizes our non-covered impaired loans by loan class as of March 31, 2014 and December 31, 2013:

(in thousands)

	March 31, 2014
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
With no related allowance recorded:
Commercial real estate
Non-owner occupied term, net	$25,814	$24,995	$—
Owner occupied term, net	5,741	5,449	—
Multifamily, net	521	355	—
Construction & development, net	9,455	8,435	—
Residential development, net	6,684	6,684	—
Commercial
Term, net	19,549	11,964	—
LOC & other, net	3,720	1,025	—
Residential
Mortgage, net	—	—	—
Home equity loans & lines, net	—	—	—
Consumer & other, net	—	—	—
With an allowance recorded:
Commercial real estate
Non-owner occupied term, net	28,706	28,706	764
Owner occupied term, net	7,731	7,731	491
Multifamily, net	—	—	—
Construction & development, net	1,091	1,091	5
Residential development, net	7,744	7,744	83
Commercial
Term, net	300	300	11
LOC & other, net	1,252	1,252	4
Residential
Mortgage, net	—	—	—
Home equity loans & lines, net	—	—	—
Consumer & other, net	—	—	—
Total:
Commercial real estate, net	93,487	91,190	1,343
Commercial, net	24,821	14,541	15
Residential, net	—	—	—
Consumer & other, net	—	—	—
Total, net of deferred fees and costs	$118,308	$105,731	$1,358

(in thousands)

	December 31, 2013
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
With no related allowance recorded:
Commercial real estate
Non-owner occupied term, net	$19,350	$18,285	$—
Owner occupied term, net	6,674	6,204	—
Multifamily, net	1,416	935	—
Construction & development, net	9,518	8,498	—
Residential development, net	12,347	5,776	—
Commercial
Term, net	22,750	8,723	—
LOC & other, net	5,886	1,222	—
Residential
Mortgage, net	—	—	—
Home equity loans & lines, net	—	—	—
Consumer & other, net	—	—	—
With an allowance recorded:
Commercial real estate
Non-owner occupied term, net	31,252	31,362	928
Owner occupied term, net	5,202	5,202	198
Multifamily, net	—	—	—
Construction & development, net	1,091	1,091	11
Residential development, net	10,166	11,927	648
Commercial
Term, net	—	300	8
LOC & other, net	1,258	1,258	4
Residential
Mortgage, net	—	—	—
Home equity loans & lines, net	—	—	—
Consumer & other, net	—	—	—
Total:
Commercial real estate, net	97,016	89,280	1,785
Commercial, net	29,894	11,503	12
Residential, net	—	—	—
Consumer & other, net	—	—	—
Total, net of deferred fees and costs	$126,910	$100,783	$1,797

The following table summarizes our average recorded investment and interest income recognized on impaired non-covered loans by loan class for the three months ended March 31, 2014 and 2013:

(in thousands)

	Three months ended		Three months ended
	March 31, 2014		March 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial real estate
Non-owner occupied term, net	$21,640	$—	$33,117	$—
Owner occupied term, net	5,826	—	5,676	—
Multifamily, net	645	—	886	—
Construction & development, net	8,467	—	14,649	—
Residential development, net	6,230	—	10,515	—
Commercial
Term, net	10,343	—	11,795	—
LOC & other, net	1,123	—	5,478	—
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	175	—
Consumer & other, net	—	—	2	—
With an allowance recorded:
Commercial real estate
Non-owner occupied term, net	30,034	349	31,811	338
Owner occupied term, net	6,467	77	5,918	48
Multifamily, net	—	—	—	—
Construction & development, net	1,091	118	1,746	149
Residential development, net	9,835	159	17,069	163
Commercial
Term, net	300	4	1,959	42
LOC & other, net	1,255	13	1,033	11
Residential
Mortgage, net	—	—	145	—
Home equity loans & lines, net	—	—	64	—
Consumer & other, net	—	—	—	—
Total:
Commercial real estate, net	90,235	703	121,387	698
Commercial, net	13,021	17	20,265	53
Residential, net	—	—	384	—
Consumer & other, net	—	—	2	—
Total, net of deferred fees and costs	$103,256	$720	$142,038	$751

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

The following table summarizes our internal risk rating by loan and lease class for the non-covered loan and lease portfolio as of March 31, 2014 and December 31, 2013:

(in thousands)

	March 31, 2014
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Non-owner occupied term, net	$2,068,165	$95,323	$94,763	$—	$—	$53,701	$2,311,952
Owner occupied term, net	1,206,791	28,483	34,028	—	—	13,180	1,282,482
Multifamily, net	385,668	4,280	10,624	—	—	355	400,927
Construction & development, net	212,460	3,957	3,319	—	—	9,526	229,262
Residential development, net	72,328	1,008	1,746	—	—	14,428	89,510
Commercial
Term, net	692,529	12,513	17,698	—	—	12,264	735,004
LOC & other, net	963,039	26,891	13,593	—	—	2,277	1,005,800
Leases and equipment finance, net	382,086	1,800	1,584	2,480	468	—	388,418
Residential
Mortgage, net	646,095	3,430	354	—	1,163	—	651,042
Home equity loans & lines, net	266,768	1,441	65	—	223	—	268,497
Consumer & other, net	48,028	111	15	—	60	—	48,214
Total, net of deferred fees and costs	$6,943,957	$179,237	$177,789	$2,480	$1,914	$105,731	$7,411,108

(in thousands)

	December 31, 2013
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
Commercial real estate
Non-owner occupied term, net	$2,073,366	$108,263	$96,984	$—	$—	$49,647	$2,328,260
Owner occupied term, net	1,182,865	27,615	37,524	173	—	11,406	1,259,583
Multifamily, net	385,335	5,574	11,693	—	—	935	403,537
Construction & development, net	230,262	2,054	3,326	—	—	9,589	245,231
Residential development, net	67,019	1,836	1,855	—	—	17,703	88,413
Commercial
Term, net	718,778	23,393	19,651	—	—	9,023	770,845
LOC & other, net	951,109	24,197	9,574	—	—	2,480	987,360
Leases and equipment finance, net	351,971	4,585	1,706	2,996	333	—	361,591
Residential
Mortgage, net	593,723	1,405	743	—	1,330	—	597,201
Home equity loans & lines, net	263,070	1,038	25	—	136	—	264,269
Consumer & other, net	47,895	144	33	—	41	—	48,113
Total, net of deferred fees and costs	$6,865,393	$200,104	$183,114	$3,169	$1,840	$100,783	$7,354,403

The percentage of non-covered impaired loans classified as watch, special mention, and substandard was 6.4%, 2.9%, and 90.6%, respectively, as of March 31, 2014. The percentage of non-covered impaired loans classified as watch, special mention, and substandard was 6.4%, 3.7%, and 89.9%, respectively, as of December 31, 2013.

Troubled Debt Restructurings

At March 31, 2014 and December 31, 2013, impaired loans of $67.9 million and $68.8 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were $3.8 million of available commitments for troubled debt restructurings outstanding as of March 31, 2014 and none as of December 31, 2013.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of March 31, 2014 and December 31, 2013:

(in thousands)

	March 31, 2014
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate
Non-owner occupied term, net	$34,684	$—	$34,684
Owner occupied term, net	7,731	—	7,731
Multifamily, net	—	—	—
Construction & development, net	9,527	—	9,527
Residential development, net	14,232	—	14,232
Commercial
Term, net	—	2,740	2,740
LOC & other, net	1,252	—	1,252
Residential
Mortgage, net	471	—	471
Home equity loans & lines, net	—	—	—
Consumer & other, net	—	—	—
Total, net of deferred fees and costs	$67,897	$2,740	$70,637

(in thousands)

	December 31, 2013
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate
Non-owner occupied term, net	$37,366	$—	$37,366
Owner occupied term, net	5,202	—	5,202
Multifamily, net	—	—	—
Construction & development, net	9,590	—	9,590
Residential development, net	14,902	2,196	17,098
Commercial
Term, net	—	2,603	2,603
LOC & other, net	1,258	—	1,258
Residential
Mortgage, net	473	—	473
Home equity loans & lines, net	—	—	—
Consumer & other, net	—	—	—
Total, net of deferred fees and costs	$68,791	$4,799	$73,590

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

There were no new non-covered restructured loans during the three months ended March 31, 2014. The following table presents newly non-covered restructured loans that occurred during the three months ended March 31, 2013:

(in thousands)

Three months ended March 31, 2013
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Non-owner occupied term, net	$—	$—	$4,291	$—	$—	$4,291
Owner occupied term, net	—	—	—	—	—	—
Multifamily, net	—	—	—	—	—	—
Construction & development, net	—	—	—	—	—	—
Residential development, net	—	—	—	—	—	—
Commercial
Term, net	—	—	—	—	—	—
LOC & other, net	—	—	—	—	452	452
Residential
Mortgage	—	—	—	—	289	289
Home equity loans & lines	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—
Total, net of deferred fees and costs	$—	$—	$4,291	$—	$741	$5,032

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

There were no financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three months ended March 31, 2014 and 2013.

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

Covered Loans

The following table presents the major types of covered loans as of March 31, 2014 and December 31, 2013:

(in thousands)

	March 31, 2014
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Non-owner occupied term, net	$30,251	$113,584	$55,983	$199,818
Owner occupied term, net	18,532	14,778	16,177	49,487
Multifamily, net	1,973	18,508	7,081	27,562
Construction & development, net	1,511	—	1,935	3,446
Residential development, net	1,856	—	5,357	7,213
Commercial
Term, net	2,161	740	7,908	10,809
LOC & other, net	2,373	4,930	2,148	9,451
Residential
Mortgage, net	3,058	16,983	1,762	21,803
Home equity loans & lines, net	2,706	14,366	1,922	18,994
Consumer & other, net	938	3,062	—	4,000
Total, net of deferred fees and costs	$65,359	$186,951	$100,273	$352,583
Allowance for covered loans				(10,320)
Total				$342,263

	December 31, 2013
	Evergreen	Rainier	Nevada Security	Total
Commercial real estate
Non-owner occupied term, net	$29,019	$117,076	$60,807	$206,902
Owner occupied term, net	18,582	14,711	16,524	49,817
Multifamily, net	7,626	22,210	7,835	37,671
Construction & development, net	1,506	—	1,949	3,455
Residential development, net	1,861	—	5,425	7,286
Commercial
Term, net	5,651	768	9,300	15,719
LOC & other, net	2,664	1,934	2,100	6,698
Residential
Mortgage, net	3,075	17,468	1,773	22,316
Home equity loans & lines, net	2,820	14,782	2,035	19,637
Consumer & other, net	954	3,308	—	4,262
Total, net of deferred fees and costs	$73,758	$192,257	$107,748	$373,763
Allowance for covered loans				(9,771)
Total				$363,992

The outstanding contractual unpaid principal balance, excluding purchase accounting adjustments, at March 31, 2014 was $82.1 million, $217.0 million and $133.0 million, for Evergreen, Rainier, and Nevada Security, respectively, as compared to $93.8 million, $224.1 million and $144.5 million, for Evergreen, Rainier, and Nevada Security, respectively, at December 31, 2013.

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

The following table presents the changes in the accretable yield for the three months ended March 31, 2014 and 2013 for each respective acquired loan portfolio:

(in thousands)

	Three months ended March 31, 2014
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$20,063	$71,789	$34,632	$126,484
Accretion to interest income	(3,637)	(4,281)	(4,464)	(12,382)
Disposals	(1,240)	(987)	(1,630)	(3,857)
Reclassifications from nonaccretable difference	974	1,402	2,953	5,329
Balance, end of period	$16,160	$67,923	$31,491	$115,574

	Three months ended March 31, 2013
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$34,567	$102,468	$46,353	$183,388
Accretion to interest income	(4,139)	(5,864)	(4,194)	(14,197)
Disposals	(236)	(1,363)	(1,331)	(2,930)
Reclassifications from nonaccretable difference	1,412	142	1,805	3,359
Balance, end of period	$31,604	$95,383	$42,633	$169,620

Allowance for Covered Loan Losses

The following table summarizes activity related to the allowance for covered loan losses by covered loan portfolio segment for the three months ended March 31, 2014 and 2013:

(in thousands)

	Three months ended March 31, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$6,105	$2,837	$660	$169	$9,771
Charge-offs	(346)	(169)	(118)	(36)	(669)
Recoveries	391	121	115	20	647
Provision (recapture)	(79)	680	(25)	(5)	571
Balance, end of period	$6,071	$3,469	$632	$148	$10,320

	Three months ended March 31, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$12,129	$4,980	$804	$362	$18,275
Charge-offs	(261)	(328)	(50)	(178)	(817)
Recoveries	295	164	37	35	531
Provision (recapture)	211	51	(106)	76	232
Balance, end of period	$12,374	$4,867	$685	$295	$18,221

The following table presents the allowance and recorded investment in covered loans by portfolio segment as of March 31, 2014 and 2013:

(in thousands)

	March 31, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans:
Loans acquired with deteriorated credit quality (1)	$5,962	$3,216	$581	$98	$9,857
Collectively evaluated for impairment (2)	109	253	51	50	463
Total	$6,071	$3,469	$632	$148	$10,320
Covered loans:
Loans acquired with deteriorated credit quality (1)	$286,507	$10,807	$35,775	$1,577	$334,666
Collectively evaluated for impairment (2)	1,019	9,453	5,022	2,423	17,917
Total	$287,526	$20,260	$40,797	$4,000	$352,583

	March 31, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans:
Loans acquired with deteriorated credit quality (1)	$11,985	$4,529	$636	$249	$17,399
Collectively evaluated for impairment (2)	389	338	49	46	822
Total	$12,374	$4,867	$685	$295	$18,221
Covered loans:
Loans acquired with deteriorated credit quality (1)	$363,158	$18,213	$42,652	$2,484	$426,507
Collectively evaluated for impairment (2)	2,940	12,942	4,966	2,505	23,353
Total	$366,098	$31,155	$47,618	$4,989	$449,860

(1) In accordance with ASC 310-30, the valuation allowance is netted against the carrying value of the covered loan balance.

(2) The allowance on covered loan losses includes an allowance on covered loan advances on acquired loans subsequent to acquisition.

The valuation allowance on covered loans was reduced by recaptured provision of $400,000 for the three months ended March 31, 2014, and $1.7 million for the three months ended March 31, 2013.

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

The following table summarizes our internal risk rating grouping by covered loans, net as of March 31, 2014 and December 31, 2013:

(in thousands)

	March 31, 2014
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Non-owner occupied term, net	$131,647	$21,814	$43,606	$—	$—	$197,067
Owner occupied term, net	32,077	3,232	12,927	211	—	48,447
Multifamily, net	16,092	1,174	9,813	—	—	27,079
Construction & development, net	1,123	—	1,656	—	—	2,779
Residential development, net	482	222	5,317	62	—	6,083
Commercial
Term, net	3,710	915	2,981	255	—	7,861
LOC & other, net	7,321	209	1,399	—	—	8,929
Residential
Mortgage, net	21,664	—	—	—	—	21,664
Home equity loans & lines, net	18,405	—	97	—	—	18,502
Consumer & other, net	3,852	—	—	—	—	3,852
Total, net of deferred fees and costs	$236,373	$27,566	$77,796	$528	$—	$342,263

	December 31, 2013
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Non-owner occupied term, net	$133,452	$26,321	$44,279	$—	$—	$204,052
Owner occupied term, net	30,119	3,370	14,971	213	—	48,673
Multifamily, net	24,213	2,563	10,409	—	—	37,185
Construction & development, net	1,117	—	1,686	—	—	2,803
Residential development, net	492	224	5,541	54	—	6,311
Commercial
Term, net	3,753	3,141	6,128	258	—	13,280
LOC & other, net	4,630	991	681	—	—	6,302
Residential
Mortgage, net	22,175	—	—	—	—	22,175
Home equity loans & lines, net	19,043	—	76	—	—	19,119
Consumer & other, net	4,092	—	—	—	—	4,092
Total, net of deferred fees and costs	$243,086	$36,610	$83,771	$525	$—	$363,992

Covered Other Real Estate Owned

All other real estate owned (“OREO”) acquired in FDIC-assisted acquisitions that are subject to an FDIC loss-share agreement are referred to as “covered OREO” and reported separately in our statements of financial position. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the collateral’s net realizable value, less selling costs.

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

The following table summarizes the activity related to the covered OREO for the three months ended March 31, 2014 and 2013:

(in thousands)

	Three months ended
	March 31,
	2014	2013
Balance, beginning of period	$2,102	$10,374
Additions to covered OREO	—	1,741
Dispositions of covered OREO	(356)	(3,665)
Valuation adjustments in the period	—	(554)
Balance, end of period	$1,746	$7,896

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

Subsequent to initial recognition, the FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered assets. These adjustments are measured on the same basis as the related covered loans and covered OREO. Any increases in cash flow of the covered assets over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to non-interest income. The resulting carrying value of the indemnification asset represents the amounts recoverable from the FDIC for future expected losses, and the amounts due from the FDIC for claims related to covered losses the Company have incurred less amounts due back to the FDIC relating to shared recoveries.

The following table summarizes the activity related to the FDIC indemnification asset for each respective acquired portfolio for the three months ended March 31, 2014 and 2013:

(in thousands)

	Three months ended March 31, 2014
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$5,209	$8,016	$9,949	$23,174
Change in FDIC indemnification asset	(1,704)	(1,410)	(1,726)	(4,840)
Transfers to due from FDIC and other	58	(24)	(6)	28
Balance, end of period	$3,563	$6,582	$8,217	$18,362

	Three months ended March 31, 2013
	Evergreen	Rainier	Nevada Security	Total
Balance, beginning of period	$14,876	$15,110	$22,812	$52,798
Change in FDIC indemnification asset	(1,238)	(1,568)	(2,267)	(5,073)
Transfers to due from FDIC and other	(473)	(513)	(693)	(1,679)
Balance, end of period	$13,165	$13,029	$19,852	$46,046

Note 7 – Mortgage Servicing Rights

The following table presents the changes in the Company’s mortgage servicing rights (“MSR”) for the three months ended March 31, 2014 and 2013:

(in thousands)

	Three months ended
	March 31,
	2014	2013
Balance, beginning of period	$47,765	$27,428
Additions for new MSR capitalized	2,408	6,403
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(1,087)	(1,525)
Other(2)	134	(209)
Balance, end of period	$49,220	$32,097

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of March 31, 2014 and December 31, 2013 is as follows:

(dollars in thousands)

	March 31, 2014	December 31, 2013
Balance of loans serviced for others	$4,496,662	$4,362,499
MSR as a percentage of serviced loans	1.09%	1.09%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in mortgage banking revenue on the Condensed Consolidated Statements of Income, was $3.0 million for the three months ended March 31, 2014, as compared to $2.2 million for the three months ended March 31, 2013.

Key assumptions used in measuring the fair value of MSR as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Constant prepayment rate	13.59%	12.74%
Discount rate	8.70%	8.69%
Weighted average life (years)	5.7	6.0

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(2,338)	$(2,255)
Effect on fair value of a 20% adverse change	$(4,479)	$(4,323)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(1,817)	$(1,832)
Effect on fair value of a 200 basis point adverse change	$(3,503)	$(3,534)

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

Note 8 – OREO

The following table presents the changes in non-covered OREO for the three months ended March 31, 2014 and 2013:

(in thousands)

	Three months ended
	March 31,
	2014	2013
Balance, beginning of period	$21,833	$17,138
Additions to OREO	1,878	5,689
Dispositions of OREO	(1,578)	(3,785)
Valuation adjustments in the period	(99)	(369)
Balance, end of period	$22,034	$18,673

Note 9 – Junior Subordinated Debentures

Following is information about the Company’s wholly-owned trusts (“Trusts”) as of March 31, 2014:

(dollars in thousands)

		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date	Redemption Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$14,865	Floating (4)	4.97%	October 2032	October 2007
Umpqua Statutory Trust III	October 2002	30,928	22,499	Floating (5)	5.07%	November 2032	November 2007
Umpqua Statutory Trust IV	December 2003	10,310	7,019	Floating (6)	4.54%	January 2034	January 2009
Umpqua Statutory Trust V	December 2003	10,310	6,998	Floating (6)	4.54%	March 2034	March 2009
Umpqua Master Trust I	August 2007	41,238	22,887	Floating (7)	2.85%	September 2037	September 2012
Umpqua Master Trust IB	September 2007	20,619	13,532	Floating (8)	4.55%	December 2037	December 2012
		134,024	87,800
AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,203	10.875%	8.41%	March 2030	March 2010
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,809	10.200%	8.38%	February 2031	February 2011
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,257	Floating (9)	3.03%	December 2031	December 2006
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,313	Floating (10)	2.49%	September 2033	September 2008
CIB Capital Trust	November 2002	10,310	11,120	Floating (5)	3.02%	November 2032	November 2007
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating (11)	3.82%	July 2031	July 2006
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating (9)	3.83%	December 2031	December 2006
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating (12)	3.14%	September 2033	September 2008
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating (12)	3.14%	September 2033	September 2008
		96,037	101,818
	Total	$230,061	$189,618

(1)
Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of March 31, 2014.

(4)	Rate based on LIBOR plus 3.35%, adjusted quarterly.

(5)	Rate based on LIBOR plus 3.45%, adjusted quarterly.

(6)	Rate based on LIBOR plus 2.85%, adjusted quarterly.

(7)	Rate based on LIBOR plus 1.35%, adjusted quarterly.

(8)	Rate based on LIBOR plus 2.75%, adjusted quarterly.

(9)	Rate based on LIBOR plus 3.60%, adjusted quarterly.

(10)	Rate based on LIBOR plus 2.95%, adjusted quarterly.

(11)	Rate based on LIBOR plus 3.58%, adjusted quarterly.

(12)	Rate based on LIBOR plus 2.90%, adjusted quarterly.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $6.9 million at March 31, 2014 and December 31, 2013.

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

Additionally, the Company periodically utilizes an external valuation firm to determine or validate the reasonableness of the assessments of inputs and factors that ultimately determines the estimated fair value of these liabilities. The extent we involve or engage these external third parties correlates to management’s assessment of the current subordinated debt market, how the current environment and market compares to the preceding quarter, and perceived changes in the Company’s own creditworthiness during the quarter.  In periods of potential significant valuation changes and at year-end reporting periods we typically engage third parties to perform a full independent valuation of these liabilities.  For periods where management has assessed the market and other factors impacting the underlying valuation assumptions of these liabilities, and has determined significant changes to the valuation of these liabilities in the current period are remote, the scope of the valuation specialist’s review is limited to a review the reasonableness of management’s assessment of inputs.  Based on the procedures and methodology as described above, the Company has determined that the underlying inputs and assumptions have not materially changed since that last third-party independent valuation prepared in the fourth quarter of 2013.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method.  This will result in recognizing losses on junior subordinated debentures carried at fair value on a quarterly basis within non-interest income.  For the three months ended March 31, 2014 and March 31, 2013, we recorded losses of $542,000, resulting from the change in fair value of the junior subordinated debentures recorded at fair value. Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

On July 2, 2013, the federal banking regulators approved the final proposed rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). Under the final rule, consistent with Section 171 of the Dodd-Frank Act, bank holding companies with less than $15 billion assets as of December 31, 2009 will be grandfathered and may continue to include these instruments in Tier 1 capital, subject to certain restrictions. However, if an institution grows above $15 billion as a result of an acquisition (as is the result of the the recently closed merger with Sterling), the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). It is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem junior subordinated debentures in order to support regulatory total capital levels. At March 31, 2014, the Company's restricted core capital elements were 18.6% of total core capital, net of goodwill and any associated deferred tax liability.

Note 10 – Commitments and Contingencies

Lease Commitments — As of March 31, 2014, the Bank leased 155 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three months ended March 31, 2014 was $5.0 million and for the three months ended March 31, 2013 was $4.7 million. Rent expense was partially offset by rent income for the three months ended March 31, 2014 of $177,000 and for the three months ended March 31, 2013 of $255,000.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)

As of March 31, 2014
Commitments to extend credit	$1,566,413
Commitments to extend overdrafts	$179,360
Forward sales commitments	$146,405
Commitments to originate loans held for sale	$112,039
Standby letters of credit	$52,736

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees and there were no recoveries during the three months ended March 31, 2014.  The Bank was not required to perform on any financial guarantees and incurred $79,000 losses in connection with standby letters of credit during the three months ended March 31, 2013. At March 31, 2014, approximately $36.0 million of standby letters of credit expire within one year, and $16.7 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $119,000 as of March 31, 2014.

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

Legal Proceedings—The Bank owns 468,659 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of March 31, 2014, the value of the Class A shares was $215.86 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $42.5 million as of March 31, 2014, and has not been reflected in the accompanying financial statements. The shares of Visa Inc. Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa Inc. may sell additional Class A shares and use the proceeds to settle litigation, thereby reducing the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On July 13, 2012, Visa Inc. announced that it had entered into a memorandum of understanding obligating it to enter into a settlement agreement to resolve the multi-district interchange litigation brought by the class plaintiffs in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720 (JG) (JO) pending in the U.S. District Court for the Eastern District of New York. The claims originally were brought by a class of U.S. retailers in 2005. The settlement was approved by the Court on December 13, 2013. However, the decision of the Court which granted approval to settlement is currently being appealed. Visa’s share of the settlement to be paid is estimated to be approximately $4.4 billion. However, certain trade associations and merchants are actively opposing the proposed settlement and it is unknown when or if the proposed settlement will be approved.  A fairness hearing was held on September 12, 2013 to determine if the settlement will be finally approved. It is not known when the Court will issue an order related to the motion for final approval of the settlement. The effect of this proposed settlement on the value of the Bank’s Class B common stock is unknown at this time.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company and its subsidiaries, including the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company's consolidated financial condition or results of operations.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, and Nevada. In management’s judgment, a concentration exists in real estate-related loans, which represented approximately 74% of the Bank’s non-covered loan and lease portfolio at both March 31, 2014 and December 31, 2013.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three months ended March 31, 2014 and 2013.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2014, the Bank had commitments to originate mortgage loans held for sale totaling $112.0 million and forward sales commitments of $146.4 million.

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

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of March 31, 2014, the Bank had 270 interest rate swaps with an aggregate notional amount of $1.4 billion related to this program.

In connection with the interest rate swap program with commercial customers, the Bank has agreements with its derivative counterparties that contain a provision where if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank also has agreements with its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Bank were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. If the Bank had breached any of these provisions at March 31, 2014, it could have been required to settle its obligations under the agreements at the termination value.

As of March 31, 2014, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.3 million.  The Bank has collateral posting requirements for initial or variation margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $26.5 million and $13.0 million as of March 31, 2014 and December 31, 2013, respectively.

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

As of March 31, 2014, the net CVA increased the settlement values of the Bank’s net derivative assets by $299,000. During the three months ended March 31, 2014, the Bank recognized a loss of $1.2 million and during the three months ended March 31, 2013, the Bank recognized a gain of $16,000 related to credit valuation adjustments on nonhedge derivative instruments, which is included in noninterest income. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The following tables summarize the types of derivatives, separately by assets and liabilities, their locations on the Condensed Consolidated Balance Sheets, and the fair values of such derivatives as of March 31, 2014 and December 31, 2013:

(in thousands)

		Asset Derivatives		Liability Derivatives
Derivatives not designated	Balance Sheet	March 31,	December 31,	March 31,	December 31,
as hedging instrument	Location	2014	2013	2014	2013
Interest rate lock commitments	Other assets/Other liabilities	$1,394	$706	$—	$—
Interest rate forward sales commitments	Other assets/Other liabilities	330	1,250	72	6
Interest rate swaps	Other assets/Other liabilities	15,988	15,965	15,612	14,556
Total		$17,712	$17,921	$15,684	$14,562

The following table summarizes the types of derivatives, their locations within the Condensed Consolidated Statements of Income, and the gains (losses) recorded during the three months ended March 31, 2014 and 2013:

(in thousands)

		Three months ended
Derivatives not designated	Income Statement	March 31,
as hedging instrument	Location	2014	2013
Interest rate lock commitments	Mortgage banking revenue	$688	$2,467
Interest rate forward sales commitments	Mortgage banking revenue	(2,648)	2,631
Interest rate swaps	Other income	(1,214)	16
Total		$(3,174)	$5,114

The following table summarizes the offsetting derivatives assets that have a right of offset as of March 31, 2014 and December 31, 2013:

(in thousands)

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
March 31, 2014
Derivative Assets
Interest rate swaps	$15,988	$—	$15,988	$(4,930)	$(6,550)	$4,508
Derivative Liabilities
Interest rate swaps	$15,612	$—	$15,612	$(4,930)	$(10,682)	$—

December 31, 2013
Derivative Assets
Interest rate swaps	$15,965	$—	$15,965	$(4,852)	$(2,207)	$8,906
Derivative Liabilities
Interest rate swaps	$14,556	$—	$14,556	$(4,852)	$(9,704)	$—

Note 12 – Shareholders’ Equity, Stock Compensation, and Share Repurchase Plan

At a special meeting on February 25, 2014, the Company's shareholders approved an amendment to the Company's articles of incorporation, effective on April 18, 2014 at the close of the Sterling merger, increasing the number of authorized shares of common stock to 400,000,000.

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $1.5 million for the three months ended March 31, 2014, as compared to $1.2 million for the three months ended March 31, 2013. The total income tax benefit recognized related to stock-based compensation was $614,000 for the three months ended March 31, 2014 as compared to $474,000 for the three months ended March 31, 2013.

The following table summarizes information about stock option activity for the three months ended March 31, 2014:

(in thousands, except per share data)

	Three months ended March 31, 2014
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	981	$16.17
Exercised	(222)	$11.77
Forfeited/expired	—	$—
Balance, end of period	759	$17.45	3.7	$2,818
Options exercisable, end of period	662	$18.21	3.3	$2,200

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three months ended March 31, 2014 was $1.4 million, as compared to the three months ended March 31, 2013 of $7,000.

During the three months ended March 31, 2014, the amount of cash received from the exercise of stock options was $897,000, as compared to the three months ended March 31, 2013 of $22,000. Total consideration was $2.6 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 of $33,000.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model.  There were no stock options granted in the three months ended March 31, 2014 and 2013.

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares issued prior to 2011 generally vest on an annual basis over five years. Restricted shares issued since 2011 generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the three months ended March 31, 2014:

(in thousands, except per share data)

	Three months ended March 31, 2014
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	992	$12.79
Granted	317	$17.31
Released	(311)	$11.86
Forfeited/expired	(7)	$14.28
Balance, end of period	991	$14.51

The total fair value of restricted shares vested and released during the three months ended March 31, 2014 was $5.5 million as compared to the three months ended March 31, 2013 of $1.3 million.

The Company granted restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers.  Restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions.  The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements.  There were 70,000 restricted stock units vested and released and none forfeited during the three months ended March 31, 2014. There are 20,000 restricted stock units with a weighted average grant date fair value of $10.39 that remain outstanding at March 31, 2014.

As of March 31, 2014, there was $497,000 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 1.4 years.  As of March 31, 2014, there was $9.8 million of total unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 1.9 years. As of March 31, 2014, there was $57,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 0.8 years, assuming expected performance conditions are met.

For the three months ended March 31, 2014, the Company received income tax benefits of $3.3 million, as compared to the three months ended March 31, 2013 of $517,000 related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. In the three months ended March 31, 2014, the Company had net excess tax benefit (tax benefit resulting from tax deductions greater than the compensation cost recognized) of $1.1 million, compared to $10,000 for the three months ended March 31, 2013.  Only gross excess tax benefits are classified as financing cash flows.

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

Note 13 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the Oregon and California state jurisdictions.  Additionally, as a result of the FinPac acquisition, the Company will now be subject to filings in the majority of states and in Canada. The Company is no longer subject to U.S. federal or other state tax authority examinations for years before 2011, except in California for years before 2005 and for Canadian tax authority examinations for years before 2012.  During 2013, the Internal Revenue Service concluded an examination of the Company’s U.S. income tax returns through 2010.  The results of these examinations had no significant impact on the Company’s financial statements.

The Company had gross unrecognized tax benefits relating to California tax incentives of $602,000 recorded as of March 31, 2014.  If recognized, the unrecognized tax benefit would reduce the 2014 annual effective tax rate by 0.5%.  During the three months ended March 31, 2014, the Company accrued $6,000 of interest relating to its liability for unrecognized tax benefits.  Interest on unrecognized tax benefits is reported by the Company as a component of tax expense.  As of March 31, 2014, the accrued interest related to unrecognized tax benefits was $198,000.

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

Net earnings is allocated between the common stock and participating securities pursuant to the two-class method.  Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

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

The following is a computation of basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013:

(in thousands, except per share data)

	Three months ended
	March 31,
	2014	2013
NUMERATORS:
Net income	$18,764	$23,361
Less:
Dividends and undistributed earnings allocated to participating securities (1)	113	183
Net earnings available to common shareholders	$18,651	$23,178
DENOMINATORS:
Weighted average number of common shares outstanding - basic	112,170	111,937
Effect of potentially dilutive common shares (2)	197	181
Weighted average number of common shares outstanding - diluted	112,367	112,118
EARNINGS PER COMMON SHARE:
Basic	$0.17	$0.21
Diluted	$0.17	$0.21

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three months ended March 31, 2014 and 2013.

(in thousands)

	Three months ended
	March 31,
	2014	2013
Stock options	336	1,069

Note 15 – Segment Information

The Company operates three primary segments: Community Banking, Home Lending and Wealth Management. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of March 31, 2014, the Community Banking segment operated 204 locations throughout Oregon, California, Washington, and Nevada.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Segment Information

(in thousands)

	Three months ended March 31, 2014
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$106,603	$3,553	$5,724	$115,880
Interest expense	7,315	173	554	8,042
Net interest income	99,288	3,380	5,170	107,838
Provision for non-covered loan and lease losses	5,400	—	—	5,400
Provision for covered loan losses	571	—	—	571
Non-interest income	8,522	3,965	10,520	23,007
Non-interest expense	84,540	4,794	7,184	96,518
Income before income taxes	17,299	2,551	8,506	28,356
Provision for income taxes	5,170	1,020	3,402	9,592
Net income	12,129	1,531	5,104	18,764
Dividends and undistributed earnings allocated
to participating securities	113	—	—	113
Net earnings available to common shareholders	$12,016	$1,531	$5,104	$18,651

(in thousands)

	Three months ended March 31, 2013
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Interest income	$95,011	$3,724	$5,598	$104,333
Interest expense	9,281	190	673	10,144
Net interest income	85,730	3,534	4,925	94,189
Provision for non-covered loan and lease losses	6,988	—	—	6,988
Provision for covered loan losses	232	—	—	232
Non-interest income	6,496	3,790	23,729	34,015
Non-interest expense	71,458	4,002	10,302	85,762
Income before income taxes	13,548	3,322	18,352	35,222
Provision for income taxes	3,191	1,329	7,341	11,861
Net income	10,357	1,993	11,011	23,361
Dividends and undistributed earnings allocated
to participating securities	183	—	—	183
Net earnings available to common shareholders	$10,174	$1,993	$11,011	$23,178

(in thousands)

	March 31, 2014
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Total assets	$10,993,095	$139,008	$706,623	$11,838,726
Total loans and leases (covered and non-covered)	$7,049,228	$122,883	$581,260	$7,753,371
Total deposits	$8,883,658	$356,787	$33,138	$9,273,583

(in thousands)

	December 31, 2013
	Community	Wealth	Home
	Banking	Management	Lending	Consolidated
Total assets	$10,822,990	$126,060	$687,062	$11,636,112
Total loans and leases (covered and non-covered)	$7,076,279	$110,087	$532,029	$7,718,395
Total deposits	$8,734,175	$356,784	$26,701	$9,117,660

Note 16 – Fair Value Measurement

The following table presents estimated fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	$1,085,108	$1,085,108	$790,423	$790,423
Trading securities	4,498	4,498	5,958	5,958
Securities available for sale	1,701,730	1,701,730	1,790,978	1,790,978
Securities held to maturity	5,465	5,790	5,563	5,874
Loans held for sale, at fair value	73,106	73,106	104,664	104,664
Non-covered loans and leases, net	7,324,399	7,310,441	7,269,089	7,250,596
Covered loans, net	342,263	383,114	363,992	409,555
Restricted equity securities	29,948	29,948	30,685	30,685
Mortgage servicing rights	49,220	49,220	47,765	47,765
Bank owned life insurance assets	97,589	97,589	96,938	96,938
FDIC indemnification asset	18,362	4,363	23,174	6,001
Derivatives	17,712	17,712	17,921	17,921
Visa Class B common stock	—	40,422	—	41,700
FINANCIAL LIABILITIES:
Deposits	$9,273,583	$9,280,543	$9,117,660	$9,125,832
Securities sold under agreements to repurchase	262,483	262,483	224,882	224,882
Term debt	250,964	273,750	251,494	270,004
Junior subordinated debentures, at fair value	87,800	87,800	87,274	87,274
Junior subordinated debentures, at amortized cost	101,818	72,440	101,899	72,009
Derivatives	15,684	15,684	14,562	14,562

Fair Value of Assets and Liabilities Not Measured at Fair Value

The following table presents information about the level in the fair value hierarchy for the Company’s assets and liabilities that are not measured at fair value as of March 31, 2014 and December 31, 2013:

(in thousands)

	March 31, 2014
Description	Total	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$1,085,108	$1,085,108	$—	$—
Securities held to maturity	4,498	—	—	4,498
Non-covered loans and leases, net	7,310,441	—	—	7,310,441
Covered loans, net	383,114	—	—	383,114
Restricted equity securities	29,948	29,948	—	—
Bank owned life insurance assets	97,589	97,589	—	—
FDIC indemnification asset	4,363	—	—	4,363
Visa Class B common stock	40,422	—	—	40,422
LIABILITIES
Deposits
Non-maturity deposits	$7,752,846	$7,752,846	$—	$—
Deposits with stated maturities	1,527,697	—	1,527,697	—
Securities sold under agreements to repurchase	262,483	—	262,483	—
Term debt	273,750	—	273,750	—
Junior subordinated debentures, at amortized cost	72,440	—	—	72,440

(in thousands)

	December 31, 2013
Description	Total	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$790,423	$790,423	$—	$—
Securities held to maturity	5,958	—	—	5,958
Non-covered loans and leases, net	7,250,596	—	—	7,250,596
Covered loans, net	409,555	—	—	409,555
Restricted equity securities	30,685	30,685	—	—
Bank owned life insurance assets	96,938	96,938	—	—
FDIC indemnification asset	6,001	—	—	6,001
Visa Class B common stock	41,700	—	—	41,700
LIABILITIES
Deposits
Non-maturity deposits	$7,580,192	$7,580,192	$—	$—
Deposits with stated maturities	1,545,640	—	1,545,640	—
Securities sold under agreements to repurchase	224,882	—	224,882	—
Term debt	270,004	—	270,004	—
Junior subordinated debentures, at amortized cost	72,009	—	—	72,009

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

(in thousands)

	March 31, 2014
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$401	$—	$401	$—
Equity securities	4,002	4,002	—	—
Other investments securities(1)	95	—	95	—
Available for sale securities
U.S. Treasury and agencies	261	—	261	—
Obligations of states and political subdivisions	229,679	—	229,679	—
Residential mortgage-backed securities and
collateralized mortgage obligations	1,469,816	—	1,469,816	—
Other debt securities	—	—	—	—
Investments in mutual funds and other equity securities	1,974	—	1,974	—
Loans held for sale, at fair value	73,106		73,106
Mortgage servicing rights, at fair value	49,220	—	—	49,220
Derivatives
Interest rate lock commitments	1,394	—	—	1,394
Interest rate forward sales commitments	330	—	330	—
Interest rate swaps	15,988	—	15,988	—
Total assets measured at fair value	$1,846,266	$4,002	$1,791,650	$50,614
Junior subordinated debentures, at fair value	$87,800	$—	$—	$87,800
Derivatives
Interest rate lock commitments	—	—	—	—
Interest rate forward sales commitments	72	—	72	—
Interest rate swaps	15,612	—	15,612	—
Total liabilities measured at fair value	$103,484	$—	$15,684	$87,800

(in thousands)

	December 31, 2013
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$2,366	$—	$2,366	$—
Equity securities	3,498	3,498	—	—
Other investments securities(1)	94	—	94	—
Available for sale securities
U.S. Treasury and agencies	268	—	268	—
Obligations of states and political subdivisions	235,205	—	235,205	—
Residential mortgage-backed securities and
collateralized mortgage obligations	1,553,541	—	1,553,541	—
Other debt securities	—	—	—	—
Investments in mutual funds and other equity securities	1,964	—	1,964	—
Loans held for sale, at fair value	104,664		104,664
Mortgage servicing rights, at fair value	47,765	—	—	47,765
Derivatives
Interest rate lock commitments	706	—	—	706
Interest rate forward sales commitments	1,250	—	1,250	—
Interest rate swaps	15,965	—	15,965	—
Total assets measured at fair value	$1,967,286	$3,498	$1,915,317	$48,471
Junior subordinated debentures, at fair value	$87,274	$—	$—	$87,274
Derivatives
Interest rate lock commitments	—	—	—	—
Interest rate forward sales commitments	6	—	6	—
Interest rate swaps	14,556	—	14,556	—
Total liabilities measured at fair value	$101,836	$—	$14,562	$87,274

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

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

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2014, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2014:

(in thousands)

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average (Range)
Mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	13.59%
		Discount Rate	8.7%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	76.4%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	6.53%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company’s junior subordinated debentures at fair value as of March 31, 2014, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2014 and 2013.

(in thousands)

Three months ended March 31,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2014
Mortgage servicing rights	$47,765	$(953)	$2,408	$—	$49,220	$(394)
Interest rate lock commitment	706	(706)	4,634	(3,240)	1,394	1,394
Junior subordinated debentures	87,274	1,490	—	(964)	87,800	1,490

2013
Mortgage servicing rights	$27,428	$(1,734)	$6,403	$—	$32,097	$(512)
Interest rate lock commitment	1,478	(1,478)	17,425	(13,479)	3,946	2,467
Junior subordinated debentures	85,081	1,511	—	(976)	85,616	1,511

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

(in thousands)

	March 31, 2014
	Total	Level 1	Level 2	Level 3
Non-covered loans and leases	$12,470	$—	$—	$12,470
Non-covered other real estate owned	563	—	—	563
Covered other real estate owned	—	—	—	—
	$13,033	$—	$—	$13,033

(in thousands)

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Non-covered loans and leases	$20,421	$—	$—	$20,421
Non-covered other real estate owned	1,986	—	—	1,986
Covered other real estate owned	2,770	—	—	2,770
	$25,177	$—	$—	$25,177

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2014 and 2013:

(in thousands)

	Three months ended
	March 31,
	2014	2013
Non-covered loans and leases	$2,585	$8,279
Non-covered other real estate owned	99	369
Covered other real estate owned	—	554
Total loss from nonrecurring measurements	$2,684	$9,202

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of March 31, 2014 and December 31, 2013:

(in thousands)

	March 31, 2014			December 31, 2013
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$73,106	$69,913	$3,193	$104,664	$101,795	$2,869

Loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of mortgage banking revenue, net in the Consolidated Statements of Income. For the three months ended March 31, 2014 the Company recorded a net increase of $324,000 and for the three months ended March 31, 2013, the Company recorded a net decrease of $10.8 million, respectively, representing the change in fair value reflected in earnings.

There were no nonaccrual mortgage loans held for sale or mortgage loans held for sale 90 days or more past due and still accruing interest as of March 31, 2014 and December 31, 2013, respectively.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as “anticipates,” “expects,” “believes,” “estimates” and “intends” and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses, reserve for unfunded commitments and provision for loan and lease losses, performance of troubled debt restructurings, our commercial real estate portfolio and subsequent charge-offs, our covered loan portfolio and the FDIC indemnification asset, the benefits of the FinPac acquisition, cost of interest bearing deposits and pricing strategy, anticipated repayment of securities sold under agreements to repurchase acquired and sale of investment securities acquired in the Merger with Sterling, valuation and the potential redemption of junior subordinated debentures, the divestiture of certain stores to Banner Bank in connection with the Merger with Sterling and the integration of Sterling following the Merger. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:

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

•	Sterling’s business may not be integrated into Umpqua’s successfully, or such integration may take longer to accomplish than expected;

•	the anticipated growth opportunities and cost savings from the Merger may not be fully realized or may take longer to realize than expected;

•	operating costs, customer losses and business disruption following the Merger, including adverse developments in relationships with employees, may be greater than expected; and

•	management's time and effort will be diverted to the resolution of Merger-related issues.
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

Headquartered in Roseburg, Oregon, the Bank is considered one of the most innovative community banks in the United States and has implemented a variety of retail marketing strategies to increase revenue and differentiate the company from its competition. The Bank combines a high touch customer experience with the sophisticated products and expertise of a commercial bank. The Bank provides a wide range of banking, wealth management, mortgage and other financial services to corporate, institutional and individual customers. The Bank also owns Financial Pacific Leasing, a commercial equipment leasing company.

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

Executive Overview

Significant items for the three months ended March 31, 2014 were as follows:

•
Net earnings available to common shareholders per diluted common share were $0.17 for the three months ended March 31, 2014, as compared to $0.21 for the three months ended March 31, 2013.  Operating income per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, were $0.21 for the three months ended March 31, 2014, as compared to operating income per diluted common share of $0.22 for the three months ended March 31, 2013.  Operating income per diluted share is considered a “non-GAAP” financial measure.  More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•
Net interest margin, on a tax equivalent basis was 4.28% for the three months ended March 31, 2014, compared to 3.77% for the three months ended March 31, 2013.  The increase in net interest margin for the three months ended March 31, 2014 is attributable to an increase in loan and lease yields, an increase in investment yields, the increase in average non-covered loans outstanding, the decrease in the cost of interest bearing deposits, and the decline in average interest bearing liabilities, partially offset by the decrease in average covered loan balances and the increase in average interest bearing cash. Excluding the impact of loan disposal gains from the covered loan portfolio and interest and fee reversals on non-accrual loans, our adjusted net interest margin was 4.12% for the three months ended March 31, 2014, as compared to adjusted net interest margin of 3.69% for the three months ended March 31,

2013. Adjusted net interest margin is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•
The provision for non-covered loan and lease losses was $5.4 million for the three months ended March 31, 2014, as compared to the $7.0 million recognized for the three months ended March 31, 2013. This decrease resulted primarily from a decrease in net charge-offs as a result of continued reduction of non-performing loans, partially offset by an increase in provision related to growth in the FinPac portfolio.

•
Mortgage banking revenue was $10.4 million for the three months ended March 31, 2014, compared to $23.6 million for the three months ended March 31, 2013.  Closed mortgage volume decreased 42% in the three months ended March 31, 2014, compared to the prior year same period, due to lower refinancing activity, partially offset by increased purchase activity, as a result of increasing interest rates.

•
Total gross non-covered loans and leases were $7.4 billion as of March 31, 2014, an increase of $56.7 million, or 0.8%, as compared to December 31, 2013.  This increase is attributable to growth in the residential mortgage, lease financing, owner occupied commercial real estate and commercial lines of credit portfolios.

•
Total deposits were $9.3 billion as of March 31, 2014, an increase of $155.9 million, or 1.7%, as compared to December 31, 2013.  The increase was concentrated in money market, savings, and non-interest bearing demand accounts, partially offset by lower interest bearing demand and certificate of deposit balances.

•	Total consolidated assets were $11.8 billion as of March 31, 2014, compared to $11.6 billion at December 31, 2013.

•
Non-covered, non-performing assets increased to $62.2 million, or 0.53% of total assets, as of March 31, 2014, as compared to $57.2 million, or 0.49% of total assets, as of December 31, 2013.  Non-covered, non-performing loans decreased to $40.2 million, or 0.54% of total non-covered loans, as of March 31, 2014, as compared to $35.3 million, or 0.48% of total non-covered loans as of December 31, 2013.  Non-accrual loans have been written-down to their estimated net realizable values.

•
Net charge-offs on non-covered loans were $4.0 million for the three months ended March 31, 2014, or 0.22% of average non-covered loans and leases (annualized), as compared to net charge-offs of $7.7 million, or 0.47% of average non-covered loans and leases (annualized), for the three months ended March 31, 2013.

•	Total risk based capital was 14.7% as of March 31, 2014, consistent with December 31, 2013.

•	Cash dividends declared in the first quarter of 2014 were $0.15 per common share, compared to cash dividends declared in the first quarter of 2013 of $0.10 per common share.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2013 included in the Form 10-K filed with the SEC on February 14, 2014. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC's definition.

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

Management believes that the ALLL was adequate as of March 31, 2014. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 74% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

Mortgage Servicing Rights (“MSR”)

The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company measures its residential mortgage servicing assets at fair value and reports changes in fair value through earnings.  Fair value adjustments encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are separately reported. Under the fair value method, the MSR is carried on the balance sheet at fair value and the changes in fair value are reported in earnings under the caption mortgage banking revenue in the period in which the change occurs.

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

Valuation of Goodwill and Intangible Assets

At March 31, 2014, we had $775.5 million in goodwill and other intangible assets as a result of business combinations. Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31.  Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstance indicate impairment potentially exists.  The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial statements.
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

Results of Operations

Overview

For the three months ended March 31, 2014, net earnings available to common shareholders were $18.7 million, or $0.17 per diluted common share, as compared to net earnings available to common shareholders of $23.2 million, or $0.21 per diluted common share for the three months ended March 31, 2013.  The decrease in net earnings for the three months ended March 31, 2014 compared to the same period of the prior year was principally attributable to decreased non-interest income and increased non-interest expense, partially offset by increased net interest income and decreased provision for loan and lease losses.

Umpqua recognizes gains or losses on our junior subordinated debentures carried at fair value resulting from the estimated market credit risk adjusted spread and changes in interest rates that do not directly correlate with the Company’s operating performance.  Also, Umpqua incurs significant expenses related to the completion and integration of mergers and acquisitions. Additionally, we may recognize goodwill impairment losses that have no direct effect on the Company’s or the Bank’s cash balances, liquidity, or regulatory capital ratios. Lastly, Umpqua may recognize one-time bargain purchase gains on certain FDIC-assisted acquisitions that are not reflective of Umpqua's on-going earnings power.  Accordingly, management believes that our operating results are best measured on a comparative basis excluding the impact of gains or losses on junior subordinated debentures measured at fair value, net of tax, merger-related expenses, net of tax, and other charges related to business combinations such as goodwill impairment charges or bargain purchase gains, net of tax. We define operating earnings as earnings available to common shareholders before gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains on acquisitions, net of tax, merger related expenses, net of tax, and goodwill impairment, and we calculate operating earnings per diluted share by dividing operating earnings by the same diluted share total used in determining diluted earnings per common share.

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the three months ended March 31, 2014 and 2013:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings
(in thousands, except per share data)

	Three months ended
	March 31,
	2014	2013
Net earnings available to common shareholders	$18,651	$23,178
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	325	325
Merger-related expenses, net of tax	5,073	919
Operating earnings	$24,049	$24,422
Per diluted share:
Net earnings available to common shareholders	$0.17	$0.21
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	—	—
Merger-related expenses, net of tax	0.04	0.01
Operating earnings	$0.21	$0.22

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

The following table presents a reconciliation of net interest income to adjusted net interest income and net interest margin to adjusted net interest margin for the three months ended March 31, 2014 and 2013:

Reconciliation of Net Interest Income to Adjusted Net Interest Income and Net Interest Margin to Adjusted Net Interest Margin

(in thousands, except per share data)

	Three months ended
	March 31,
	2014	2013
Net interest income - tax equivalent basis (1)	$108,930	$95,360
Adjustments:
Interest and fee reversals on non-accrual loans	122	1,085
Covered loan disposal gains	(4,259)	(3,154)
Adjusted net interest income - tax equivalent basis (1)	$104,793	$93,291
Average interest earning assets	$10,310,116	$10,250,643
Net interest margin - consolidated (1)	4.28%	3.77%
Adjusted net interest margin - consolidated (1)	4.12%	3.69%

(1)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.1 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three months ended March 31, 2014 and 2013. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating income as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)

	Three months ended
	March 31,
	2014	2013
Returns on average assets:
Net earnings available to common shareholders	0.65%	0.82%
Operating earnings	0.84%	0.86%
Returns on average common shareholders' equity:
Net earnings available to common shareholders	4.35%	5.43%
Operating earnings	5.61%	5.72%
Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	7.86%	8.99%
Operating earnings	10.13%	9.47%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$1,738,680	$1,730,538
Less: average goodwill and other intangible assets, net	(776,006)	(684,631)
Average tangible common shareholders' equity	$962,674	$1,045,907

Additionally, management believes tangible common equity and the tangible common equity ratio are meaningful measures of capital adequacy. Umpqua believes the exclusion of certain intangible assets in the computation of tangible common equity and tangible common equity ratio provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company.  Tangible common equity is calculated as total shareholders' equity less goodwill and other intangible assets, net (excluding MSRs).  In addition, tangible assets are total assets less goodwill and other intangible assets, net (excluding MSRs).  The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. The tangible common equity and tangible common equity ratio is considered a non-GAAP financial measure and should be viewed in conjunction with the total shareholders’ equity and the total shareholders’ equity ratio. The following table provides a reconciliation of ending shareholders’ equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of March 31, 2014 and December 31, 2013:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)

	March 31,	December 31,
	2014	2013
Total shareholders' equity	$1,734,476	$1,727,426
Subtract:
Goodwill and other intangible assets, net	775,488	776,683
Tangible common shareholders' equity	$958,988	$950,743
Total assets	$11,838,726	$11,636,112
Subtract:
Goodwill and other intangible assets, net	775,488	776,683
Tangible assets	$11,063,238	$10,859,429
Tangible common equity ratio	8.67%	8.75%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Net Interest Income

Net interest income is the largest source of our operating income. Net interest income for the three months ended March 31, 2014 was $107.8 million, an increase of $13.6 million or 14.5% compared to the same period in 2013. The results for the three months ended March 31, 2014 as compared to the same period in 2013 are attributable to an increase in average non-covered loans and leases, a decrease in average interest-bearing liabilities and an increase in net interest margin, partially offset by a decrease in outstanding average covered loans and investment securities.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.28% for the three months ended March 31, 2014, an increase of 51 basis points as compared to the same period in 2013.  The increase in net interest margin for the three months ended March 31, 2014 as compared to the same period in the prior year primarily resulted from an increase in loan and investment yields, the increase in average non-covered loans outstanding, the decrease in the cost of interest bearing deposits, and the decline in average interest bearing liabilities, partially offset by the decrease in average covered loans balances and the increase in average interest bearing cash.

Loan disposal related activities within the covered loan portfolio, either through loans being paid off in full or transferred to other real estate owned (“OREO”), result in gains within covered loan interest income to the extent assets received in satisfaction of debt (such as cash or the net realizable value of OREO received) exceeds the allocated carrying value of the loan disposed of from the pool.  Loan disposal activities contributed $4.3 million of interest income for the three months ended March 31, 2014 compared to $3.2 million of interest income during the three months ended March 31, 2013.

Net interest income for the three months ended March 31, 2014 was negatively impacted by the $122,000 reversal of interest and fee income on non-covered, non-accrual loans, as compared to the $1.1 million reversal of interest and fee income during the three months ended March 31, 2013.  Excluding the impact of covered loan disposal gains and interest and fee income reversals on non-covered, non-accrual loans, tax equivalent net interest margin would have been 4.12% for the three months ended March 31, 2014 and 3.69% for the three months ended March 31, 2013.

Adding to the increase in net interest margin in the current quarter as compared to the same period of the prior year is the continued reduction of the cost of interest-bearing liabilities, specifically interest-bearing deposits.  The total cost of interest-bearing deposits for the three months ended March 31, 2014 was 0.23%, representing an 11 basis point decrease compared to the three months ended March 31, 2013.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2014 and 2013:

Average Rates and Balances
(dollars in thousands)

	Three months ended			Three months ended
	March 31, 2014			March 31, 2013
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Non-covered loans and leases (1)	$7,461,789	$91,268	4.96%	$6,843,785	$78,545	4.65%
Covered loans, net	347,984	12,718	14.82%	459,952	14,580	12.86%
Taxable securities	1,562,849	9,341	2.39%	2,303,159	8,668	1.51%
Non-taxable securities (2)	231,520	3,204	5.54%	260,335	3,459	5.32%
Temporary investments and interest-bearing deposits	705,974	441	0.25%	383,412	252	0.27%
Total interest earning assets	10,310,116	116,972	4.60%	10,250,643	105,504	4.17%
Allowance for non-covered loan and lease losses	(86,918)			(84,705)
Other assets	1,415,159			1,330,906
Total assets	$11,638,357			$11,496,844
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$5,179,485	$1,194	0.09%	$4,963,484	$1,296	0.11%
Time deposits	1,516,544	2,654	0.71%	1,973,748	4,582	0.94%
Federal funds purchased and repurchase agreements	240,521	41	0.07%	132,570	31	0.09%
Term debt	251,189	2,273	3.67%	253,306	2,273	3.64%
Junior subordinated debentures	189,041	1,880	4.03%	192,641	1,962	4.13%
Total interest-bearing liabilities	7,376,780	8,042	0.44%	7,515,749	10,144	0.55%
Non-interest-bearing deposits	2,414,001			2,155,110
Other liabilities	108,896			95,447
Total liabilities	9,899,677			9,766,306
Common equity	1,738,680			1,730,538
Total liabilities and shareholders' equity	$11,638,357			$11,496,844
NET INTEREST INCOME		$108,930			$95,360
NET INTEREST SPREAD			4.16%			3.62%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.60%			4.17%
INTEREST EXPENSE TO EARNING ASSETS			0.32%			0.40%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.28%			3.77%

(1)	Non-covered non-accrual loans, leases, and mortgage loans held for sale are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.1 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2014 as compared to the same periods in 2013. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis
(in thousands)

	Three months ended March 31,
	2014 compared to 2013
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Non-covered loans and leases	$7,363	$5,360	$12,723
Covered loans	(3,882)	2,020	(1,862)
Taxable securities	(3,365)	4,038	673
Non-taxable securities (1)	(395)	140	(255)
Temporary investments and interest bearing deposits	202	(13)	189
Total (1)	(77)	11,545	11,468
INTEREST-BEARING LIABILITIES:
Interest bearing checking and savings accounts	55	(157)	(102)
Time deposits	(934)	(994)	(1,928)
Repurchase agreements and federal funds	20	(10)	10
Term debt	(19)	19	—
Junior subordinated debentures	(37)	(45)	(82)
Total	(915)	(1,187)	(2,102)
Net increase in net interest income (1)	$838	$12,732	$13,570

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan and Lease Losses

The provision for non-covered loan and lease losses was $5.4 million for the three months ended March 31, 2014, as compared to $7.0 million for the same period in 2013.  As an annualized percentage of average outstanding non-covered loans and leases, the provision for loan and lease losses recorded for the three months ended March 31, 2014 was 0.30% as compared to 0.43% in the same period in 2013.

The decrease in the provision for loan and lease losses in the three months ended March 31, 2014 as compared to the same period in 2013 was principally attributable to a decrease in net charge-offs as a result of the overall stabilization of the non-covered loan and lease portfolio, partially offset by an increase in provision related to growth in the FinPac portfolio.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans.  Therefore, the non-covered, non-accrual loans of $37.9 million as of March 31, 2014 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for non-covered loan and lease losses is based on management's evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for non-covered loan and lease losses. Additional discussion on loan quality and the allowance for non-covered loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

The provision for covered loan losses was $571,000 for the three months ended March 31, 2014, as compared to the provision for covered loan losses of $232,000 for the same period in 2013.  This change is primarily due to deterioration of identified loans and the corresponding impact to the pool, offset by recapture of provision resulting from improvements in the amount and the timing of expected cash flows on the acquired loans compared to those previously estimated, and charge-offs of unpaid principal balance, as measured on a pool basis.  Provisions for covered loans are recognized subsequent to acquisition to the extent it is probable we will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when determined losses of unpaid principal incurred exceed previous loss expectations to-date, or future cash flows previously expected to be collectible are no longer probable of collection.  Provisions for covered loan losses, including amounts advanced subsequent to acquisition, are not reflected in the allowance for non-covered loan losses, rather as a valuation allowance netted against the carrying value of the covered loan balance accounted for under ASC 310-30, in accordance with applicable guidance.

Non-Interest Income

Non-interest income for the three months ended March 31, 2014 was $23.0 million, a decrease of $11.0 million, or 32.4%, as compared to the same period in 2013. The following table presents the key components of non-interest income for the three months ended March 31, 2014 and 2013:

Non-Interest Income

(in thousands)

	Three months ended
	March 31,
			Change	Change
	2014	2013	Amount	Percent
Service charges on deposit accounts	$7,767	$6,992	$775	11%
Brokerage commissions and fees	3,725	3,636	89	2%
Mortgage banking revenue, net	10,439	23,568	(13,129)	(56)%
Gain on investment securities, net	—	7	(7)	(100)%
Loss on junior subordinated debentures carried at fair value	(542)	(542)	—	—%
Change in FDIC indemnification asset	(4,840)	(5,073)	233	(5)%
Other income	6,458	5,427	1,031	19%
Total	$23,007	$34,015	$(11,008)	(32)%

The increase in deposit service charges in the three months ended March 31, 2014 compared to the same period in 2013 was primarily the result of expanded business and consumer checking account products.

Mortgage banking revenue decreased for the three months ended March 31, 2014 due to a decrease in refinancing activity, partially offset by an increase in purchase activity, due to increased mortgage interest rates compared to the same period of the prior year. Closed mortgage volume for the three months ended March 31, 2014 was $293.2 million and represented a decrease of 42.4% compared to the same period of the prior year.

For the three months ended March 31, 2014 and 2013, we recorded losses of $542,000, in the change of fair value on the junior subordinated debentures recorded at fair value.  Additional information on the junior subordinated debentures carried at fair value is included in Note 9 of the Notes to Condensed Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

The change in FDIC indemnification asset represents a change in cash flows expected to be recoverable under the loss-share agreements entered into with the FDIC in connection with FDIC-assisted acquisitions.

Other income for the three months ended March 31, 2014 compared to the same period in the prior year increased $1.0 million primarily due to FinPac operations of $858,000.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2014 was $96.5 million, an increase of $10.8 million, or 12.5%, as compared to the same period in 2013.  The following table presents the key elements of non-interest expense for the three months ended March 31, 2014 and 2013:

Non-Interest Expense

(in thousands)

	Three months ended
	March 31,
			Change	Change
	2014	2013	Amount	Percent
Salaries and employee benefits	$53,218	$51,505	$1,713	3%
Net occupancy and equipment	16,501	14,735	1,766	12%
Communications	2,902	3,203	(301)	(9)%
Marketing	1,005	861	144	17%
Services	5,990	5,893	97	2%
Supplies	896	718	178	25%
FDIC assessments	1,863	1,651	212	13%
Net gain on non-covered other real estate owned	(18)	(130)	112	(86)%
Net (gain) loss on covered other real estate owned	(46)	284	(330)	(116)%
Intangible amortization	1,194	1,204	(10)	(1)%
Merger related expenses	5,983	1,531	4,452	291%
Other expenses	7,030	4,307	2,723	63%
Total	$96,518	$85,762	$10,756	13%

Salaries and employee benefits costs increased $1.7 million in the three months ended March 31, 2014, as compared to the same period prior year, which primarily related to an additional 128 employees with the FinPac acquisition (since the July 1, 2013 acquisition date), partially offset by a decrease in full-time equivalent employees in our Home Lending segment due to a decrease in mortgage loan production.

Net occupancy and equipment expense increased $1.8 million for the three months ended March 31, 2014, as compared to the same period in the prior year as a result of the addition of three stores, compared to the same period prior year, as well as $439,000 in occupancy and equipment cost related to FinPac subsequent to acquisition.

FDIC assessments increased for the three months ended March 31, 2014 as compared to the same period of the prior year, primarily as a result of an increase in the assessment base, partially offset by a decrease in the assessment rate.

In the three months ended March 31, 2014, the Company recognized a net gain (which includes gains on sale and valuation adjustments) on non-covered other real estate owned ("OREO") properties of $18,000, as compared to a net gain (which includes loss on sale and valuation adjustments) on non-covered OREO properties of $130,000 in the same period a year ago. Included within the results for the three months ended March 31, 2014, the Company recognized a net gain (which includes gains on sale and valuation adjustments) on covered OREO properties of $46,000 as compared to net losses (which includes gains on sale and valuation adjustments) on covered OREO properties of $284,000 in the same period a year ago. This is primarily the result of improving real estate values, allowing for better realization of market values of existing OREO properties.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable.  The merger-related expenses incurred in 2014 relate to the merger with Sterling. The merger related expense in 2013 related to the acquisition of Circle in the fourth quarter of 2012, the acquisition of FinPac on July 1, 2013, and merger activities related to the merger with Sterling. The classification of expenses as merger-related is done in accordance with the provisions of a written policy approved by our Board of Directors.

Other expenses increased by $2.7 million for the three months ended March 31, 2014 as compared to the same period in the prior year primarily as a result of an increase due to FinPac operations and an FDIC loss sharing claw back liability expense recorded due to better than expected performance of the Evergreen FDIC-assisted acquisition.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three months ended March 31, 2014 was 33.8%, as compared to 33.7% for the three months ended March 31, 2013. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 5.9% (net of the federal tax benefit) principally because of the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, nondeductible merger expenses and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $4.5 million at March 31, 2014, as compared to $6.0 million at December 31, 2013. The change is primarily attributable to a decrease in Umpqua Investments’ inventory of trading securities.

Investment securities available for sale were $1.7 billion as of March 31, 2014, as compared to $1.8 billion at December 31, 2013.  Paydowns of $93.2 million and amortization of net purchase price premiums of $4.0 million were partially offset by an increase in fair value of investments securities available for sale of $8.0 million.

Investment securities held to maturity were $5.5 million as of March 31, 2014, as compared to holdings of $5.6 million at December 31, 2013. The change primarily related to paydowns and maturities of investment securities held to maturity of $167,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of March 31, 2014 and December 31, 2013:

Investment Securities Composition

(dollars in thousands)

	Investment Securities Available for Sale
	March 31, 2014		December 31, 2013
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$261	—%	$268	—%
Obligations of states and political subdivisions	229,679	14%	235,205	13%
Residential mortgage-backed securities and collateralized mortgage obligations	1,469,816	86%	1,553,541	87%
Investments in mutual funds and other equity securities	1,974	—%	1,964	—%
Total	$1,701,730	100%	$1,790,978	100%

	Investment Securities Held to Maturity
	March 31, 2014		December 31, 2013
	Amortized		Amortized
	Cost	%	Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$5,465	100%	$5,563	100%
Total	$5,465	100%	$5,563	100%

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”), taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.

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

Gross unrealized losses in the available for sale investment portfolio was $23.1 million at March 31, 2014.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $21.8 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment portfolio is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Restricted Equity Securities

Restricted equity securities were $29.9 million at March 31, 2014 and $30.7 million at December 31, 2013.  The decrease of $737,000 is attributable to stock redemptions by the Federal Home Loan Banks (“FHLB”) of San Francisco and Seattle during the period.  Of the $29.9 million at March 31, 2014, $28.7 million represent the Bank’s investment in the FHLBs of Seattle and San Francisco.  The remaining restricted equity securities represent investments in Pacific Coast Bankers’ Bancshares stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

In September 2012, the FHLB of Seattle was notified by the Federal Housing Finance Agency (“Finance Agency”) that it is now classified as “adequately capitalized” as compared to the prior classification of “undercapitalized.” Under Finance Agency regulations, the FHLB of Seattle may repurchase excess capital stock under certain conditions; however it may not redeem stock or pay a dividend without Finance Agency approval. The Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of March 31, 2014.

Loans and Leases

Non-Covered Loans and Leases, net

Total non-covered loans and leases outstanding at March 31, 2014 were $7.4 billion, an increase of $56.7 million as compared to year-end 2013. This increase is principally attributable to net loan and lease originations of $80.7 million and covered loans transferred to non-covered loans and leases of $1.8 million, partially offset by non-covered loans sold of $22.3 million, charge-offs of $5.6 million, and transfers to other real estate owned of $1.9 million during the period. The following table presents the concentration distribution of our non-covered loan and lease portfolio at March 31, 2014 and December 31, 2013.

Non-Covered Loan and Lease Concentrations

(dollars in thousands)

	March 31, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$2,311,952	31.2%	$2,328,260	31.7%
Owner occupied term, net	1,282,482	17.3%	1,259,583	17.1%
Multifamily, net	400,927	5.4%	403,537	5.5%
Construction & development, net	229,262	3.1%	245,231	3.3%
Residential development, net	89,510	1.2%	88,413	1.2%
Commercial
Term, net	735,004	9.9%	770,845	10.5%
LOC & other, net	1,005,800	13.6%	987,360	13.4%
Leases and equipment finance, net	388,418	5.2%	361,591	4.9%
Residential
Mortgage, net	651,042	8.8%	597,201	8.1%
Home equity loans & lines, net	268,497	3.6%	264,269	3.6%
Consumer & other, net	48,214	0.7%	48,113	0.7%
Total, net of deferred fees and costs	$7,411,108	100.0%	$7,354,403	100.0%

Covered Loans, net

Total covered loans outstanding at March 31, 2014 were $342.3 million, a decrease of $21.7 million as compared to year-end 2013. This decrease was principally attributable to net loan paydowns and maturities of $19.4 million and transfers of covered loans to non-covered loans and leases of $1.8 million. The following table presents the concentration distribution of our covered loan portfolio at March 31, 2014 and December 31, 2013.

Covered Loan Concentrations

(dollars in thousands)

	March 31, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$199,818	56.7%	$206,902	55.4%
Owner occupied term, net	49,487	14.0%	49,817	13.3%
Multifamily, net	27,562	7.8%	37,671	10.1%
Construction & development, net	3,446	1.0%	3,455	0.9%
Residential development, net	7,213	2.0%	7,286	1.9%
Commercial
Term, net	10,809	3.1%	15,719	4.2%
LOC & other, net	9,451	2.7%	6,698	1.8%
Residential
Mortgage, net	21,803	6.2%	22,316	6.0%
Home equity loans & lines, net	18,994	5.4%	19,637	5.3%
Consumer & other, net	4,000	1.1%	4,262	1.1%
Total, net of deferred fees and costs	352,583	100.0%	373,763	100.0%
Allowance for covered loans	(10,320)		(9,771)
Total	$342,263		$363,992

The covered loans are subject to loss-sharing agreements with the FDIC. Under the terms of the Evergreen Bank acquisition loss-sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, OREO and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $90.0 million on covered assets and absorb 95% of losses and share in 95% of loss recoveries exceeding $90.0 million, except for the Bank will incur losses up to $30.2 million before the loss-sharing will commence. As of March 31, 2014, losses have exceeded $30.2 million. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

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

Asset Quality and Non-Performing Assets

Non-Covered Loans and Leases

Non-covered, non-performing loans and leases, which include non-covered, non-accrual loans and leases and non-covered accruing loans and leases past due 90 days or more, totaled $40.2 million or 0.54% of total non-covered loans and leases as of

March 31, 2014, as compared to $35.3 million, or 0.48% of total non-covered loans and leases, at December 31, 2013. Non-covered, non-performing assets, which include non-covered, non-performing loans and leases and non-covered, foreclosed real estate (OREO), totaled $62.2 million, or 0.53% of total assets as of March 31, 2014 compared with $57.2 million, or 0.49% of total assets as of December 31, 2013.

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

Upon acquisition of real estate collateral, typically through the foreclosure process, we promptly begin to market the property for sale. If we do not begin to receive offers or indications of interest we will analyze the price and review market conditions to assess whether a lower price reflects the market value of the property and would enable us to sell the property.  In addition, we update appraisals on other real estate owned property six to 12 months after the most recent appraisal. Increases in valuation adjustments recorded in a period are primarily based on (a) updated appraisals received during the period, or (b) management's authorization to reduce the selling price of the property during the period.  Unless a current appraisal is available, an appraisal will be ordered prior to a loan moving to other real estate owned.  Foreclosed properties held as other real estate owned are recorded at the lower of the recorded investment in the loan or market value of the property less expected selling costs. Non-covered other real estate owned at March 31, 2014 totaled $22.0 million and consisted of 15 properties.

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

The Bank has written down impaired, non-covered non-accrual loans as of March 31, 2014 to their estimated net realizable value and expects resolution with no additional material loss, absent further decline in market prices.

The following table summarizes our non-covered non-performing assets and restructured loans as of March 31, 2014 and December 31, 2013:

Non-Covered Non-Performing Assets

(in thousands)

	March 31,	December 31,
	2014	2013
Non-covered loans and leases on non-accrual status	$37,884	$31,891
Non-covered loans and leases past due 90 days or more and accruing	2,269	3,430
Total non-covered non-performing loans and leases	40,153	35,321
Non-covered other real estate owned	22,034	21,833
Total non-covered non-performing assets	$62,187	$57,154
Restructured loans (1)	$67,897	$68,791
Allowance for non-covered loan and lease losses	$86,709	$85,314
Reserve for unfunded commitments	1,417	1,436
Allowance for non-covered credit losses	$88,126	$86,750
Asset quality ratios:
Non-covered non-performing assets to total assets	0.53%	0.49%
Non-covered non-performing loans and leases to total non-covered loans and leases	0.54%	0.48%
Allowance for non-covered loan and leases losses to total non-covered loans and leases	1.17%	1.16%
Allowance for non-covered credit losses to total non-covered loans and leases	1.19%	1.18%
Allowance for non-covered credit losses to total non-covered non-performing loans and leases	219%	246%

(1)	Represents accruing restructured non-covered loans performing according to their restructured terms.

The following tables summarize our non-covered non-performing assets by loan type and region as of March 31, 2014 and December 31, 2013:

Non-Covered Non-Performing Assets by Type and Region

(in thousands)

	March 31, 2014
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Loans and leases on non-accrual status:
Commercial real estate
Non-owner occupied term, net	$—	$1,722	$10,793	$—	$731	$2,701	$15,947
Owner occupied term, net	—	145	—	1,536	—	3,768	5,449
Multifamily, net	—	—	—	—	—	355	355
Construction & development, net	—	—	—	—	—	—	—

Residential development, net	—	195	—	—	—	—	195
Commercial
Term, net	—	782	—	179	64	—	1,025
LOC & other, net	2,083	4,831	200	4,741	—	110	11,965
Leases and equipment finance, net	2,948	—	—	—	—	—	2,948
Residential
Mortgage, net	—	—	—	—	—	—	—
Home equity loans & lines, net	—	—	—	—	—	—	—
Consumer & other, net	—	—	—	—	—	—	—
Total	5,031	7,675	10,993	6,456	795	6,934	37,884
Loans and leases past due 90 days or more and accruing:
Commercial real estate
Non-owner occupied term, net	$—	$369	$—	$—	$—	$—	$369
Owner occupied term, net	—	—	—	36	—	—	36
Multifamily, net	—	—	—	—	—	—	—
Construction & development, net	—	—	—	—	—	—	—
Residential development, net	—	—	—	—	—	—	—
Commercial
Term, net	—	—	—	—	—	—	—
LOC & other, net	—	—	—	—	—	—	—
Leases and equipment finance, net	—	—	—	—	—	—	—
Residential
Mortgage, net	—	98	44	101	—	43	286
Home equity loans & lines, net	—	1,503	—	—	—	—	1,503
Consumer & other, net	19	30	10	—	16	—	75
Total	19	2,000	54	137	16	43	2,269
Total non-performing loans and leases	5,050	9,675	11,047	6,593	811	6,977	40,153
Other real estate owned:
Commercial real estate
Non-owner occupied term	$—	$11,428	$—	$150	$64	$513	$12,155
Owner occupied term	—	—	562	—	1,741	—	2,303
Multifamily	—	—	—	—	—	—	—
Construction & development	563	5,130	—	—	163	—	5,856
Residential development	—	1,215	—	—	—	—	1,215
Commercial
Term	—	—	—	—	460	—	460
LOC & other	—	—	—	—	—	—	—
Leases and equipment finance	—	—	—	—	—	—	—
Residential
Mortgage	—	—	45	—	—	—	45
Home equity loans & lines	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—
Total	563	17,773	607	150	2,428	513	22,034
Total non-performing assets	$5,613	$27,448	$11,654	$6,743	$3,239	$7,490	$62,187

(in thousands)

	December 31, 2013
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Loans and leases on non-accrual status:
Commercial real estate
Non-owner occupied term, net	$—	$1,065	$3,484	$389	$1,599	$2,656	$9,193
Owner occupied term, net	—	509	—	2,093	—	3,602	6,204
Multifamily, net	—	—	—	—	580	355	935
Construction & development, net	—	—	—	—	—	—	—
Residential development, net	—	2,801	—	—	—	—	2,801
Commercial
Term, net	—	1,040	—	182	—	—	1,222
LOC & other, net	—	4,620	207	3,615	171	110	8,723
Leases and equipment finance, net	2,813	—	—	—	—	—	2,813
Residential
Mortgage, net	—	—	—	—	—	—	—
Home equity loans & lines, net	—	—	—	—	—	—	—
Consumer & other, net	—	—	—	—	—	—	—
Total	2,813	10,035	3,691	6,279	2,350	6,723	31,891
Loans and leases past due 90 days or more and accruing:
Commercial real estate
Non-owner occupied term, net	$—	$—	$—	$—	$—	$—	$—
Owner occupied term, net	—	—	—	437	—	173	610
Multifamily, net	—	—	—	—	—	—	—
Construction & development, net	—	—	—	—	—	—	—
Residential development, net	—	—	—	—	—	—	—
Commercial
Term, net	—	—	—	—	—	—	—
LOC & other, net	—	—	—	—	—	—	—
Leases and equipment finance, net	517	—	—	—	—	—	517
Residential							—
Mortgage, net	—	—	35	100	25	—	160
Home equity loans & lines, net	—	2,070	—	—	—	—	2,070
Consumer & other, net	14	20	25	8	5	1	73
Total	531	2,090	60	545	30	174	3,430
Total non-performing loans and leases	3,344	12,125	3,751	6,824	2,380	6,897	35,321
Other real estate owned:
Commercial real estate
Non-owner occupied term	$—	$11,428	$—	$155	$64	$—	$11,647
Owner occupied term	—	311	562	219	1,905	—	2,997
Multifamily	—	—	—	—	—	—	—
Construction & development	662	5,130	—	—	163	—	5,955

Residential development	—	373	—	—	—	—	373
Commercial
Term	—	—	—	—	460	—	460
LOC & other	—	—	—	—	—	—	—
Leases and equipment finance	—	—	—	—	—	—	—
Residential
Mortgage	—	—	45	—	—	—	45
Home equity loans & lines	—	356	—	—	—	—	356
Consumer & other	—	—	—	—	—	—	—
Total	662	17,598	607	374	2,592	—	21,833
Total non-performing assets	$4,006	$29,723	$4,358	$7,198	$4,972	$6,897	$57,154

The Company has performed, and will continue to perform, extensive reviews of our permanent commercial real estate portfolio, including stress testing.  These reviews were performed on both our non-owner and owner occupied credits. These reviews were completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects where debt service coverage has dropped below the Bank’s benchmark.  The stress testing has been performed to determine the effect of rising cap rates, interest rates and vacancy rates, on this portfolio.  Based on our analysis, the Bank believes lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will exceed the projected assumptions utilized in the stress testing and may result in additional non-covered, non-performing loans in the future.

Non-Covered Restructured Loans

At March 31, 2014 and December 31, 2013, non-covered impaired loans of $67.9 million and $68.8 million were classified as non-covered performing restructured loans, respectively.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered performing restructured loans on accrual status represent principally the only impaired loans accruing interest at March 31, 2014.  In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Bank had an obligation to lend additional funds on the restructured loans of $3.8 million as of March 31, 2014.

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

A and B Note Workout Structures
The Bank performs A note/B note workout structures as a subset of the Bank’s troubled debt restructuring strategy.  The amount of loans restructured using this structure were $3.8 million as of March 31, 2014 and December 31, 2013.

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

The following tables summarize our performing non-covered restructured loans by loan type and region as of March 31, 2014 and December 31, 2013:

Non-Covered Restructured Loans by Type and Region

(in thousands)

	March 31, 2014
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Commercial real estate
Non-owner occupied term, net	$13,121	$13,446	$3,863	$—	$4,254	$—	$34,684
Owner occupied term, net	—	645	—	596	6,490	—	7,731
Multifamily, net	—	—	—	—	—	—	—
Construction & development, net	—	8,435	—	—	1,092	—	9,527
Residential development, net	—	6,685	—	—	7,547	—	14,232
Commercial
Term, net	—	—	—	—	1,252	—	1,252
LOC & other, net	—	—	—	—	—	—	—
Residential
Mortgage, net	—	471	—	—	—	—	471
Home equity loans & lines, net	—	—	—	—	—	—	—
Consumer & other, net	—	—	—	—	—	—	—
Total, net of deferred fees and costs	$13,121	$29,682	$3,863	$596	$20,635	$—	$67,897

(in thousands)

	December 31, 2013
		Northwest	Southern	Northern	Central	Greater Bay
	Washington	Oregon	Oregon	California	California	California	Total
Commercial real estate
Non-owner occupied term, net	$13,188	$13,492	$3,865	$—	$6,821	$—	$37,366
Owner occupied term, net	—	650	—	608	3,944	—	5,202
Multifamily, net	—	—	—	—	—	—	—
Construction & development, net	—	8,498	—	—	1,092	—	9,590
Residential development, net	—	6,987	—	—	7,915	—	14,902
Commercial
Term, net	—	—	—	—	1,258	—	1,258
LOC & other, net	—	—	—	—	—	—	—
Residential
Mortgage, net	—	473	—	—	—	—	473
Home equity loans & lines, net	—	—	—	—	—	—	—
Consumer & other, net	—	—	—	—	—	—	—
Total, net of deferred fees and costs	$13,188	$30,100	$3,865	$608	$21,030	$—	$68,791

The following table presents a distribution of our performing non-covered restructured loans by year of maturity, according to the restructured terms, as of March 31, 2014:

(in thousands)

Year	Amount
2014	$43,582
2015	8,990
2016	8,435
2017	2,475
2018	3,944
Thereafter	471
Total	$67,897

The Bank has had varying degrees of success with different types of concessions.  The following table presents the percentage of troubled debt restructurings, by type of concession, that have performed and are expected to perform according to the troubled debt restructuring agreement at March 31, 2014:

March 31, 2014
Rate	99%
Interest Only	100%
Payment	100%
Combination	93%

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

Covered Non-Performing Assets

Covered non-performing assets totaled $1.7 million, or 0.01% of total assets at March 31, 2014, as compared to $2.1 million, or 0.02% of total assets at December 31, 2013. These covered nonperforming assets are subject to shared-loss agreements with the FDIC. The following tables summarize our covered non-performing assets by loan type, as of March 31, 2014 and December 31, 2013:

(in thousands)

	March 31, 2014
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Non-owner occupied term	$234	$55	$72	$361
Owner occupied term	—	—	—	—
Multifamily	—	—	—	—
Construction & development	417	—	692	1,109
Residential development	—	—	97	97
Commercial
Term	—	—	179	179
LOC & other	—	—	—	—
Residential
Mortgage	—	—	—	—
Home equity loans & lines	—	—	—	—
Consumer & other	—	—	—	—
Total	$651	$55	$1,040	$1,746
(in thousands)

	December 31, 2013
	Evergreen	Rainier	Nevada Security	Total
Covered other real estate owned:
Commercial real estate
Non-owner occupied term	$234	$55	$72	$361
Owner occupied term	—	—	—	—
Multifamily	—	—	—	—
Construction & development	417	—	1,048	1,465
Residential development	—	—	97	97
Commercial
Term	—	—	179	179
LOC & other	—	—	—	—
Residential
Mortgage	—	—	—	—
Home equity loans & lines	—	—	—	—
Consumer & other	—	—	—	—
Total	$651	$55	$1,396	$2,102

Total Non-Performing Assets

The following tables summarize our total (including covered and non-covered) nonperforming assets at March 31, 2014 and December 31, 2013:

(dollars in thousands)

	March 31,	December 31,
	2014	2013
Loans and leases on non-accrual status	$37,884	$31,891
Loans and leases past due 90 days or more and accruing	2,269	3,430
Total non-performing loans and leases	40,153	35,321
Other real estate owned	23,780	23,935
Total non-performing assets	$63,933	$59,256
Asset quality ratios:
Total non-performing assets to total assets	0.54%	0.51%
Total non-performing loans and leases to total loans and leases	0.52%	0.46%

Allowance for Non-Covered Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $86.7 million at March 31, 2014, an increase of $1.4 million from $85.3 million at December 31, 2013.
The following table shows the activity in the ALLL for the three months ended March 31, 2014 and 2013:

Allowance for Non-Covered Loan and Lease Losses

(in thousands)

	Three months ended
	March 31,
	2014	2013
Balance, beginning of period	$85,314	$85,391
Loans charged-off:
Commercial real estate, net	(1,895)	(1,454)
Commercial, net	(3,350)	(6,174)
Residential, net	(132)	(904)
Consumer & other, net	(188)	(193)
Total loans charged-off	(5,565)	(8,725)
Recoveries:
Commercial real estate, net	439	470
Commercial, net	981	367
Residential, net	47	92
Consumer & other, net	93	109
Total recoveries	1,560	1,038
Net charge-offs	(4,005)	(7,687)
Provision charged to operations	5,400	6,988
Balance, end of period	$86,709	$84,692
As a percentage of average non-covered loans and leases (annualized):
Net charge-offs	0.22%	0.47%
Provision for non-covered loan and lease losses	0.30%	0.43%
Recoveries as a percentage of charge-offs	28.03%	11.90%

The increase in non-covered allowance for loan and lease losses as of March 31, 2014 compared to the same period of the prior year was primarily the result of growth in our non-covered loan and lease portfolios, partially offset by continued stabilizing credit quality characteristics of the portfolio. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above. Classified loans include non-performing loans, as well as performing loans which are risk rated substandard or worse.

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

The following table sets forth the allocation of the allowance for non-covered loan and lease losses and percent of loans in each category to total loans and leases (excluding deferred loan fees) as of March 31, 2014 and December 31, 2013:

(dollars in thousands)

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
Commercial real estate, net	$51,847	58.2%	$53,433	58.8%
Commercial, net	26,762	28.7%	24,191	28.8%
Residential, net	7,191	12.4%	6,827	11.7%
Consumer & other, net	909	0.7%	863	0.7%
Unallocated	—		—
Allowance for non-covered loan and lease losses	$86,709		$85,314

At March 31, 2014, the recorded investment in non-covered loans classified as impaired totaled $105.7 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.4 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former non-covered restructured loans and nonaccrual loans. At December 31, 2013, the total recorded investment in non-covered impaired loans was $100.8 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.8 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former non-covered restructured loans and nonaccrual loans at December 31, 2013.

The following table presents a summary of activity in the reserve for unfunded commitments (“RUC”):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)

	Three months ended
	March 31,
	2014	2013
Balance, beginning of period	$1,436	$1,223
Net change to other expense:
Commercial real estate, net	(26)	(13)
Commercial, net	(14)	43
Residential, net	11	9
Consumer & other, net	10	7
Total change to other expense	(19)	46
Balance, end of period	$1,417	$1,269

We believe that the ALLL and RUC at March 31, 2014 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Allowance for Covered Loan Losses

The covered ALLL totaled $10.3 million at March 31, 2014, an increase of $549,000 from the $9.8 million at December 31, 2013. The change in the covered ALLL, as compared to the prior year end results from changes in the amount and the timing of expected cash flows on the acquired loans compared to those previously estimated and charge-offs of unpaid principal balance against previously established allowance, as measured on a pool basis.  The following table summarizes activity related to the allowance for covered loan losses by covered loan portfolio segment for the three months ended March 31, 2014 and 2013, respectively:

Allowance for Covered Loan Losses

(in thousands)

	Three months ended
	March 31,
	2014	2013
Balance, beginning of period	$9,771	$18,275
Loans charged-off:
Commercial real estate, net	(346)	(261)
Commercial, net	(169)	(328)
Residential, net	(118)	(50)
Consumer & other, net	(36)	(178)
Total loans charged-off	(669)	(817)
Recoveries:
Commercial real estate, net	391	295
Commercial, net	121	164
Residential, net	115	37
Consumer & other, net	20	35
Total recoveries	647	531
Net charge-offs	(22)	(286)
Covered provision charged to operations	571	232
Balance, end of period	$10,320	$18,221

As a percentage of average covered loans (annualized):
Net charge-offs	0.03%	0.25%
Provision for covered loan losses	0.67%	0.20%

The following table sets forth the allocation of the allowance for covered loan losses and percent of covered loans in each category to total loans as of March 31, 2014 and December 31, 2013:

(in thousands)

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
Commercial real estate, net	$6,071	81.5%	$6,105	81.6%
Commercial, net	3,469	5.8%	2,837	6.0%
Residential, net	632	11.6%	660	11.3%
Consumer & other, net	148	1.1%	169	1.1%
Allowance for covered loan losses	$10,320		$9,771

Mortgage Servicing Rights

The following table presents the key elements of our mortgage servicing rights asset for the three months ended March 31, 2014 and 2013, respectively:

Summary of Mortgage Servicing Rights

(in thousands)

	Three months ended
	March 31,
	2014	2013
Balance, beginning of period	$47,765	$27,428
Additions for new MSR capitalized	2,408	6,403
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(1,087)	(1,525)
Other(2)	134	(209)
Balance, end of period	$49,220	$32,097

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of March 31, 2014 and December 31, 2013 was as follows:

(dollars in thousands)

	March 31, 2014	December 31, 2013
Balance of loans serviced for others	$4,496,662	$4,362,499
MSR as a percentage of serviced loans	1.09%	1.09%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangible Assets

At March 31, 2014, we had goodwill and other intangible assets of $775.5 million, as compared to $776.7 million at December 31, 2013.  The goodwill recorded in connection with acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired.  Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment.  Management evaluates intangible assets with indefinite lives on an annual basis as of December 31. Additionally, we perform impairment evaluations on an interim basis when events or circumstances indicate impairment potentially exists.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

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

At March 31, 2014, we had other intangible assets of $11.2 million, as compared to $12.4 million at December 31, 2013.   Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment.  We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life.  No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

Deposits

Total deposits were $9.3 billion at March 31, 2014, an increase of $155.9 million, or 1.7%, as compared to year-end 2013. The increase resulted primarily from increased money market and non-interest bearing demand accounts, offset by a decrease in interest bearing demand accounts.

The following table presents the deposit balances by major category as of March 31, 2014 and December 31, 2013:

Deposits
(dollars in thousands)

	March 31, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$2,465,606	26%	$2,436,477	26%
Interest bearing demand	1,182,634	13%	1,233,070	14%
Money market	3,526,368	38%	3,349,946	37%
Savings	578,238	6%	560,699	6%
Time, $100,000 or greater	1,067,946	12%	1,065,380	12%
Time, less than $100,000	452,791	5%	472,088	5%
Total	$9,273,583	100%	$9,117,660	100%

The following table presents the average deposit and average rate paid on those deposits, by major category, as of the three months ended March 31, 2014 and 2013:

(dollars in thousands)

	Three months ended
	March 31,
	2014		2013
	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate
Non-interest bearing	$2,414,001	—	$2,155,110	—
Interest bearing demand	1,187,428	0.07%	1,201,224	0.10%
Money market	3,422,291	0.10%	3,272,646	0.11%
Savings	569,766	0.06%	489,614	0.06%
Time	1,516,544	0.71%	1,973,748	0.94%
Total	$9,110,030		$9,092,342

The Bank has an agreement with Promontory Interfinancial Network LLC (“Promontory”) that makes it possible to provide FDIC deposit insurance to balances in excess of current deposit insurance limits.  Promontory’s Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank.  This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers.  CDARS deposits can be reciprocal or one-way.  All of the Bank’s CDARS deposits are reciprocal.  At March 31, 2014 and December 31, 2013, the Company’s CDARS balances totaled $76.0 million and $66.9 million, respectively.  Of these totals, at March 31, 2014 and December 31, 2013, $74.4 million and $62.2 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

The Dodd-Frank Act permanently raised the standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.
Borrowings

At March 31, 2014, the Bank had outstanding $262.5 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $251.0 million at March 31, 2014. Term debt outstanding as of March 31, 2014 decreased $530,000 since December 31, 2013 as a result of accretion of purchase accounting adjustments. Advances from the FHLB amounted to $245.0 million of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed interest rates ranging from 4.46% to 4.72% and mature in 2016 and 2017.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $189.6 million and $189.2 million at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014, approximately $219.6 million, or 95% of the total issued amount, had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures decreased for the three months ended March 31, 2014, compared to the same period in 2013, primarily resulting from decreases in three month LIBOR.  Although increases in three month LIBOR will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet will serve to mitigate the impact to net interest income on a consolidated basis.

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

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments at each reporting period, the cumulative discount for each junior subordinated debenture will reverse over time, ultimately returning the carrying values of these instruments to their notional values at their expected redemption dates, in a manner similar to the effective yield method as if these instruments were accounted for under the amortized cost method.   For the three months ended March 31, 2014 and 2013, we recorded losses of $542,000, resulting from the change in fair value of the junior subordinated debentures recorded at fair value.  Observable activity in the junior subordinated debenture and related markets in future periods may change the effective rate used to discount these liabilities, and could result in additional fair value adjustments (gains or losses on junior subordinated debentures measured at fair value) outside the expected periodic change in fair value had the fair value assumptions remained unchanged.

On July 2, 2013, the federal banking regulators approved the final proposed rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). Under the final rule, consistent with Section 171 of the Dodd-Frank Act, bank holding companies with less than $15 billion in assets as of December 31, 2009 will be grandfathered and may continue to include these instruments in Tier 1 capital, subject to certain restrictions. However, if an institution grows above $15 billion as a result of an acquisition (including our closed merger with Sterling), the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). It is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures following the Merger in order to support regulatory total capital levels. At March 31, 2014, the Company's restricted core capital elements were 18.6% of total core capital, net of goodwill and any associated deferred tax liability.

Additional information regarding junior subordinated debentures measured at fair value is included in Note 16 of the Notes to Condensed Consolidated Financial Statements.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2014, under guidance issued by the Board of Governors of the Federal Reserve System. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One of those sources is public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represent 12.0% of total deposits at March 31, 2014 and 11.0% of total deposits at December 31, 2013. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $2.2 billion at March 31, 2014, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $460.6 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $185.0 million at March 31, 2014. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $18.5 million of dividends paid by the Bank to the Company in the three months ended March 31, 2014.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the $230.1 million (issued amount) of outstanding junior subordinated debentures. As of March 31, 2014, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $70.6 million during the three months ended March 31, 2014, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $254.1 million, offset by originations of loans held for sale of $213.1 million.  This compares to net cash provided by operating activities of $234.7 million during the three months ended March 31, 2013, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $675.2 million, partially offset by originations of loans held for sale of $471.2 million.

Net cash of $48.0 million provided by investing activities during the three months ended March 31, 2014 consisted principally of proceeds from investment securities available for sale of $93.2 million, proceeds from sale of non-covered loans and leases of $22.3 million, and net covered loan paydowns of $19.4 million, partially offset by $80.7 million of net non-covered loan and lease originations and purchases of premises and equipment of $8.2 million.   This compares to net cash of $250.6 million used by investing activities during the three months ended March 31, 2013, which consisted principally of proceeds from investment securities available for sale of $264.3 million, proceeds from the sale of non-covered loans and leases of $17.5 million, net covered loan paydowns of $17.3 million, proceeds from the sale of non-covered other real estate owned of $4.3 million, and net proceeds from the FDIC indemnification asset of $1.7 million, partially offset by purchases of investment securities available for sale of $51.2 million, purchases of premises and equipment of $5.2 million, and net non-covered loan originations of $3.4 million.

Net cash of $176.1 million provided by financing activities during the three months ended March 31, 2014 primarily consisted of $156.0 million increase in net deposits and $37.6 million increase in securities sold under agreements to repurchase, offset by dividends paid on common stock of $16.9 million. This compares to net cash of $310.9 million used by financing activities during the three months ended March 31, 2013, which consisted primarily of $307.5 million decrease in net deposits and repayment of junior subordinated debentures of $8.8 million, partially offset by $5.7 million increase in net securities sold under agreements to repurchase.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2014, it is possible that our deposit growth for 2014 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at March 31, 2014 was $1.7 billion, an increase of $7.1 million from December 31, 2013. The increase in shareholders' equity during the three months ended March 31, 2014 was principally due to net income of $18.8 million and other comprehensive income, net of tax, of $4.8 million primarily offset by common stock dividends declared of $17.0 million.

The following table shows the Company's consolidated and the Bank’s capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at March 31, 2014 and December 31, 2013:

(dollars in thousands)

			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,285,588	14.70%	$699,640	8.00%	$874,550	10.00%
Umpqua Bank	$1,186,521	13.58%	$698,981	8.00%	$873,727	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,187,142	13.57%	$349,931	4.00%	$524,897	6.00%
Umpqua Bank	$1,088,123	12.46%	$349,317	4.00%	$523,976	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,187,142	10.92%	$434,851	4.00%	$543,563	5.00%
Umpqua Bank	$1,088,123	10.01%	$434,814	4.00%	$543,518	5.00%
As of December 31, 2013
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,278,354	14.65%	$698,077	8.00%	$872,597	10.00%
Umpqua Bank	$1,177,782	13.51%	$697,428	8.00%	$871,785	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,181,829	13.54%	$349,137	4.00%	$523,706	6.00%
Umpqua Bank	$1,081,282	12.40%	$348,801	4.00%	$523,201	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,181,829	10.89%	$434,097	4.00%	$542,621	5.00%
Umpqua Bank	$1,081,282	9.97%	$433,814	4.00%	$542,268	5.00%

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

Under the final rule, consistent with Section 171 of the Dodd-Frank Act, bank holding companies with less than $15 billion assets as of December 31, 2009 will be grandfathered and may continue to include these instruments in Tier 1 capital, subject to certain restrictions. However, if an institution grows above $15 billion as a result of an acquisition (including our closed merger with Sterling), the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). It is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures following the Merger in order to support regulatory total capital levels. At March 31, 2014, the Company's restricted core capital elements were 18.6% of total core capital, net of goodwill and any associated deferred tax liability.

The final rules also provide for a number of adjustments to and deductions from the new CET1, as well as changes to the calculation of risk-weighted assets which is expected to increase the absolute level. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Further, deferred tax assets which are related to operating losses and tax credit carry forward (including those acquired in our closed merger with Sterling) are excluded from CET1.

Based on its review and analysis of Basel III, management believes that the Company and the Bank will remain in excess of the "well-capitalized" standards under these new rules.

The Company’s share repurchase plan, which was first approved by the Company's Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  In April 2013, the repurchase program was extended to run through June 2015. As of March 31, 2014, a total of 12.0 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The Company’s dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2014 and 2013:

Cash Dividends and Payout Ratios per Common Share

	Three months ended
	March 31,
	2014	2013
Dividend declared per common share	$0.15	$0.10
Dividend payout ratio	88%	48%

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2014 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the Securities and Exchange Commission. The disclosure controls and procedures were last evaluated by management as of March 31, 2014.

There have been no changes in our internal controls or in other factors that have materially affected or are likely to materially affect our internal controls over financial reporting subsequent to the date of the evaluation.

Part II. OTHER INFORMATION
Item 1.      Legal Proceedings
Due to the nature of our business, we are involved in legal proceedings that arise in the ordinary course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In our Form 10-K for the period ending December 31, 2011, we initially reported on a class action lawsuit filed in the U.S. District Court for the Northern District of California against the Bank by Amber Hawthorne relating to overdraft fees and the posting order of point of sale and ACH items.  In March 2014, the parties reached an agreement in principle to settle the case on a class basis, subject to execution of a comprehensive written settlement agreement. Once executed, the settlement agreement will be presented to the court for preliminary approval. Settlement of this matter on the agreed terms will have no material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

In our Form 10-K for the period ending December 31, 2013, we initially reported on two separate class action lawsuits filed in Spokane County, Washington, Superior Court against the Company and other defendants arising from the proposed Sterling merger. The court consolidated the cases before a single judge for further administration. The consolidated litigation generally alleges that directors of Sterling breached their duties to the Sterling shareholders by approving the Merger, failing to take steps to maximize shareholder value, engaging in a flawed sales process, and agreeing to deal protection provisions in the Merger agreement that are alleged to unduly favor the Company. The Company is alleged to have aided and abetted the alleged breaches of duty. The consolidated litigation also alleges that the disclosures approved by the Sterling board in connection with the Merger and the vote thereon are false and misleading in various respects. As relief, the complaints sought to enjoin the Merger and seek, among other things, damages in an unspecified amount and payment of plaintiffs’ attorneys’ fees and costs. The defendants believe that the lawsuits are without merit. On January 16, 2014, the parties executed a Memorandum of Understanding (the “MOU”) that contains the essential terms of a settlement and dismissal of the consolidated cases. The MOU does not call for the payment of any money damages, but required the defendants to make certain additional disclosures relating to the Merger and to pay the attorney fees, costs, and expenses of plaintiffs' counsel incurred in connection with the action. The agreed additional disclosures were made and included in the joint proxy statement/prospectus filed January 22, 2014. The MOU further provides that if the parties cannot agree on the amount of fees, costs, and expenses to be paid by the defendants to plaintiffs’ counsel, such amount shall be decided by the court. There has been no significant activity in the cases since the MOU was executed.

As set forth below, there are litigation matters pending against Sterling, the defense of which the Company has assumed, as successor in interest by Merger to Sterling.

On December 11, 2009, a putative securities class action complaint, captioned City of Roseville Employees' Retirement System v. Sterling Financial Corp., et al., No. CV 09-00368-EFS, was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of its current and former officers. The Court appointed City of Roseville Employees' Retirement System as lead plaintiff on March 9, 2010. On June 18, 2010, lead plaintiff filed a consolidated complaint alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements concerning our business and financial results. The consolidated complaint purported to be brought on behalf of a class of persons who purchased or otherwise acquired Sterling's stock during the period from July 23, 2008 to October 15, 2009. The consolidated complaint alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose the extent of Sterling's delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, and properly reserve for loan losses, thereby causing Sterling's stock price to be artificially inflated during the purported class period. Plaintiffs sought unspecified damages and attorneys' fees and costs. On August 30, 2010, Sterling moved to dismiss the Complaint. On March 2, 2011, after complete briefing, the court held a hearing on the motion to dismiss. On August 5, 2013, the court granted the motion to dismiss without prejudice. On October 11, 2013, the lead plaintiff filed an amended consolidated complaint. The amended consolidated complaint names the same defendants, specifies the same class period, alleges the same violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks the same relief. The amended consolidated complaint contains similar allegations of improper disclosure regarding Sterling's lending practices, status of loans and reserving and accounting for loans. On January 24, 2014, Sterling moved to dismiss the amended consolidated complaint. The Company, as successor in interest by Merger to Sterling, believes the lawsuit is without merit and continues to vigorously defend against it. Failure by the Company, as successor in interest by Merger to Sterling, to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

See Note 10 of the Notes to the Condensed Consolidated Financial Statements for a discussion of the Company’s involvement in litigation pertaining to Visa Inc.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, including the risk factors related to the recently completed merger with Sterling stated below, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in our Form 10-K for the year ended December 31, 2013.   These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.  Except for the updated risk factors described below, there have been no material changes from the risk factors described in our Form 10-K. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

Our Merger with Sterling, given its size and scope, will likely make it difficult for us to engage in traditional M&A transactions in the near term.
The successful integration of our Merger with Sterling is presently our top priority and it will take significant resources over the next 12 to 24 months to accomplish that goal. During this integration phase it is unlikely that we would receive regulatory approval to acquire another bank and our ability to engage in traditional merger and acquisition transactions will be constrained over the near term.

We have a gross deferred tax asset position of $93.1 million at March 31, 2014 and we are required to assess the recoverability of this asset on an ongoing basis.
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
The market price of Umpqua common stock after the Merger with Sterling may be affected by factors different from those affecting the shares of Sterling or Umpqua currently.
Upon completion of the Merger with Sterling, holders of Sterling common stock became holders of Umpqua common stock. Umpqua’s business differs in important respects from that of Sterling, and, accordingly, the results of operations of the combined company and the market price of Umpqua common stock may be affected by factors different from those that affected the results of Umpqua’s operations prior to the Merger.
Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.
Umpqua and Sterling operated independently prior to the completion of the Merger on April 18, 2014. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on Umpqua’s ability to successfully combine and integrate the businesses of Umpqua and Sterling in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect Umpqua’s ability to successfully conduct its business, which could have an adverse effect on Umpqua’s financial results and the value of its common stock. If Umpqua experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that causes Umpqua to lose customers or cause customers to remove their accounts from Umpqua and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on Umpqua during this integration period.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2014:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/14-1/31/14	128,686	$18.11	—	12,013,429
2/1/14-2/28/14	55,026	$16.99	—	12,013,429
3/1/14-3/31/14	73,182	$18.42	—	12,013,429
Total for quarter	256,894	$17.96	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 97,261 restricted stock awards and 35,665 restricted stock units to pay withholding taxes.  During the three months ended March 31, 2014, 123,968 common shares were repurchased in connection with option exercises and no shares were repurchased pursuant to the Company’s publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company’s share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  The repurchase program was extended in April 2013 to run through June 2015. As of March 31, 2014, a total of 12.0 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	May 7, 2014	/s/ Raymond P. Davis
President and Chief Executive Officer Raymond P. Davis

Dated	May 7, 2014	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	May 7, 2014	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer

EXHIBIT INDEX (see separate attachment)

Exhibit
3.1	Restated Articles of Incorporation, as amended

3.2	(a) Bylaws, as amended

4.1	(b) Specimen Common Stock Certificate

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to
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

(a)     Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008
(b)     Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999