Form 10-Q
period 2014-06-30
UMPQUA HOLDINGS CORP
filed 2014-08-05
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June 30, 2014
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

[X]   Yes   [  ]   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[X]   Large accelerated filer   [    ]   Accelerated filer   [    ]   Non-accelerated filer   [  ]   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ]   Yes   [X]   No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

Common stock, no par value: 217,244,246 shares outstanding as of July 31, 2014

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)
	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$347,152	$178,685
Interest bearing deposits and temporary investments (restricted cash of $37,149 and $13,384)	493,268	611,738
Total cash and cash equivalents	840,420	790,423
Investment securities
Trading, at fair value	9,420	5,958
Available for sale, at fair value	2,588,969	1,790,978
Held to maturity, at amortized cost	5,519	5,563
Loans held for sale ($322,912 and $104,664 at fair value)	328,968	104,664
Non-covered loans and leases	14,830,345	7,354,403
Allowance for non-covered loan and lease losses	(97,995)	(85,314)
Net non-covered loans and leases	14,732,350	7,269,089
Covered loans, net of allowance of $8,500 and $9,771	297,610	363,992
Restricted equity securities	122,194	30,685
Premises and equipment, net	310,407	177,680
Goodwill	1,779,732	764,305
Other intangible assets, net	62,938	12,378
Residential mortgage servicing rights, at fair value	114,192	47,765
Non-covered other real estate owned	26,172	21,833
Covered other real estate owned	1,810	2,102
FDIC indemnification asset	11,293	23,174
Bank owned life insurance	292,714	96,938
Deferred tax asset, net	259,993	16,627
Other assets	257,528	111,958
Total assets	$22,042,229	$11,636,112
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$4,363,710	$2,436,477
Interest bearing	11,959,290	6,681,183
Total deposits	16,323,000	9,117,660
Securities sold under agreements to repurchase	315,025	224,882
Term debt	1,057,915	251,494
Junior subordinated debentures, at fair value	246,077	87,274
Junior subordinated debentures, at amortized cost	101,737	101,899
Other liabilities	269,415	125,477
Total liabilities	18,313,169	9,908,686
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2014 and 200,000,000 in 2013; issued and outstanding: 217,190,721 in 2014 and 111,973,203 in 2013	3,512,507	1,514,485
Retained earnings	204,109	217,917
Accumulated other comprehensive income (loss)	12,444	(4,976)
Total shareholders' equity	3,729,060	1,727,426
Total liabilities and shareholders' equity	$22,042,229	$11,636,112

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on non-covered loans and leases	$193,061	$78,434	$284,329	$156,979
Interest and fees on covered loans and leases	15,931	14,750	28,649	29,330
Interest and dividends on investment securities:
Taxable	12,699	8,103	21,990	16,747
Exempt from federal income tax	2,609	2,237	4,721	4,525
Dividends	128	90	178	114
Interest on temporary investments and interest bearing deposits	539	401	980	653
Total interest income	224,967	104,015	340,847	208,348
INTEREST EXPENSE
Interest on deposits	6,075	5,864	9,923	11,742
Interest on securities sold under agreement to repurchase	203	33	244	64
Interest on term debt	3,364	2,305	5,637	4,578
Interest on junior subordinated debentures	3,066	1,920	4,946	3,882
Total interest expense	12,708	10,122	20,750	20,266
Net interest income	212,259	93,893	320,097	188,082
PROVISION FOR NON-COVERED LOAN AND LEASE LOSSES	15,399	2,993	20,799	9,981
RECAPTURE OF PROVISION FOR COVERED LOAN LOSSES	(703)	(3,072)	(132)	(2,840)
Net interest income after provision for loan and lease losses	197,563	93,972	299,430	180,941
NON-INTEREST INCOME
Service charges on deposit accounts	15,371	7,478	23,138	14,470
Brokerage commissions and fees	4,566	3,662	8,291	7,298
Residential mortgage banking revenue, net	24,341	24,289	34,780	47,857
Gain on investment securities, net	976	8	976	15
Loss on junior subordinated debentures carried at fair value	(1,369)	(547)	(1,911)	(1,089)
Change in FDIC indemnification asset	(5,601)	(8,294)	(10,441)	(13,367)
BOLI income	1,967	910	2,703	1,670
Other income	4,278	6,991	10,000	11,658
Total non-interest income	44,529	34,497	67,536	68,512
NON-INTEREST EXPENSE
Salaries and employee benefits	95,560	52,067	148,776	103,572
Net occupancy and equipment	28,746	15,059	45,247	29,794
Communications	4,166	2,827	7,068	6,030
Marketing	1,157	1,296	2,162	2,157
Services	12,402	6,001	18,391	11,894
FDIC assessments	2,575	1,672	4,438	3,323
Net loss (gain) on non-covered other real estate owned	178	(146)	160	(276)
Net loss (gain) on covered other real estate owned	80	(62)	34	222
Intangible amortization	2,808	1,205	4,002	2,409
Merger related expenses	57,531	810	63,514	2,341
Other expenses	8,928	7,202	16,857	12,227
Total non-interest expense	214,131	87,931	310,649	173,693
Income before provision for income taxes	27,961	40,538	56,317	75,760
Provision for income taxes	10,740	14,285	20,332	26,146
Net income	$17,221	$26,253	$35,985	$49,614

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$17,221	$26,253	$35,985	$49,614
Dividends and undistributed earnings allocated to participating securities	83	197	196	380
Net earnings available to common shareholders	$17,138	$26,056	$35,789	$49,234
Earnings per common share:
Basic	$0.09	$0.23	$0.23	$0.44
Diluted	$0.09	$0.23	$0.23	$0.44
Weighted average number of common shares outstanding:
Basic	196,312	111,954	154,473	111,946
Diluted	197,638	112,145	155,276	112,133

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$17,221	$26,253	$35,985	$49,614
Available for sale securities:
Unrealized gains (losses) arising during the period	21,936	(36,793)	29,914	(41,220)
Reclassification adjustment for net gains realized in earnings (net of tax expense of $375 and $3 for the three months ended June 30, 2014 and 2013, respectively, and net of tax expense of $375 thousand and $6 for the six months ended June 30, 2014 and 2013, respectively)	(585)	(5)	(585)	(9)
Income tax (expense) benefit related to unrealized gains (losses)	(8,775)	14,717	(11,966)	16,488
Net change in unrealized gains (losses)	12,576	(22,081)	17,363	(24,741)
Held to maturity securities:
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $31 and $10 for the three months ended June 30, 2014 and 2013, respectively, and net of tax benefit of $37 and $21 for the six months ended June 30, 2014 and 2013, respectively)	47	14	57	32
Net change in unrealized losses related to factors other than credit	47	14	57	32
Other comprehensive income (loss), net of tax	12,623	(22,067)	17,420	(24,709)
Comprehensive income	$29,844	$4,186	$53,405	$24,905

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2013	111,889,959	$1,512,400	$187,293	$24,346	$1,724,039
Net income			98,361		98,361
Other comprehensive loss, net of tax				(29,322)	(29,322)
Comprehensive income					$69,039
Stock-based compensation		5,017			5,017
Stock repurchased and retired	(584,677)	(9,360)			(9,360)
Issuances of common stock under stock plans
and related net tax benefit	667,921	6,428			6,428
Cash dividends on common stock ($0.60 per share)			(67,737)		(67,737)
Balance at December 31, 2013	111,973,203	$1,514,485	$217,917	$(4,976)	$1,727,426

BALANCE AT JANUARY 1, 2014	111,973,203	$1,514,485	$217,917	$(4,976)	$1,727,426
Net income			35,985		35,985
Other comprehensive income, net of tax				17,420	17,420
Comprehensive income					$53,405
Stock issued in connection with merger (1)	104,385,087	1,989,030			1,989,030
Stock-based compensation		8,682			8,682
Stock repurchased and retired	(371,236)	(6,617)			(6,617)
Issuances of common stock under stock plans
and related net tax benefit	1,203,667	6,927			6,927
Cash dividends on common stock ($0.30 per share)			(49,793)		(49,793)
Balance at June 30, 2014	217,190,721	$3,512,507	$204,109	$12,444	$3,729,060

(1) The amount of common stock issued in connection with the merger is net of $784,000 of issuance costs.

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,985	$49,614
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	9,163	20,486
Gain on sale of investment securities, net	(976)	(15)
Loss (gain) on sale of non-covered other real estate owned	44	(713)
Loss (gain) on sale of covered other real estate owned	34	(457)
Valuation adjustment on non-covered other real estate owned	115	437
Valuation adjustment on covered other real estate owned	—	679
Provision for non-covered loan and lease losses	20,799	9,981
Recapture of provision for covered loan losses	(132)	(2,840)
Proceeds from bank owned life insurance	187	1,173
Change in cash surrender value of bank owned life insurance	(2,717)	(2,801)
Change in FDIC indemnification asset	10,441	13,367
Depreciation, amortization and accretion	47,300	8,921
Increase in residential mortgage servicing rights	(7,770)	(11,110)
Change in residential mortgage servicing rights carried at fair value	4,113	346
Change in junior subordinated debentures carried at fair value	2,631	1,078
Stock-based compensation	8,682	2,222
Net decrease (increase) in trading account assets	1,036	(116)
Gain on sale of loans	(27,833)	(47,116)
Change in loans held for sale carried at fair value	(12,594)	16,801
Origination of loans held for sale	(855,951)	(1,000,688)
Proceeds from sales of loans held for sale	810,613	1,174,397
Excess tax benefits from the exercise of stock options	(1,719)	(49)
Change in other assets and liabilities:
Net (increase) decrease in other assets	(29,137)	29,545
Net increase (decrease) in other liabilities	37,487	(20,189)
Net cash provided by operating activities	49,801	242,953
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(346,844)	(51,191)
Proceeds from investment securities available for sale	943,104	530,898
Proceeds from investment securities held to maturity	365	914
Redemption of restricted equity securities	2,755	1,331
Net non-covered loan and lease originations	(524,212)	(160,345)
Net covered loan paydowns	36,438	47,744
Proceeds from sales of non-covered loans	159,439	53,264
Proceeds from insurance settlement on loss of property	—	575
Proceeds from disposals of furniture and equipment	52	139
Purchases of premises and equipment	(22,656)	(16,514)
Net (payments) proceeds (to) from FDIC indemnification asset	(2,376)	3,065
Proceeds from sales of non-covered other real estate owned	7,000	11,210
Proceeds from sales of covered other real estate owned	298	8,126
Net cash paid in divestiture	(130,627)	—
Cash acquired in merger, net of cash consideration paid	116,867	—
Net cash provided by investing activities	$239,603	$429,216

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED) (in thousands)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit liabilities	$335,788	$(422,723)
Net (decrease) increase in securities sold under agreements to repurchase	(494,603)	39,372
Repayment of term debt	(47,004)	—
Repayment of junior subordinated debentures	—	(8,764)
Dividends paid on common stock	(33,883)	(16,931)
Excess tax benefits from stock based compensation	1,719	49
Proceeds from stock options exercised	5,193	846
Retirement of common stock	(6,617)	(2,811)
Net cash used by financing activities	(239,407)	(410,962)
Net increase in cash and cash equivalents	49,997	261,207
Cash and cash equivalents, beginning of period	790,423	543,787
Cash and cash equivalents, end of period	$840,420	$804,994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,957	$21,825
Income taxes	$6,486	$13,100
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains (losses) on investment securities available for sale, net of taxes	$17,363	$(24,741)
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$57	$32
Cash dividend declared on common stock and payable after period-end	$32,674	$16,907
Transfer of non-covered loans to non-covered other real estate owned	$3,358	$7,032
Transfer of covered loans to covered other real estate owned	$40	$2,554
Transfer of covered loans to non-covered loans	$2,053	$10,560
Transfer from FDIC indemnification asset to due from FDIC and other	$1,440	$3,168
Receivable from sales of covered other real estate owned	$—	$1,096
Acquisitions:
Assets acquired, including goodwill of $1,015,427	$9,879,425	$—
Liabilities assumed	$8,762,385	$—

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation conform to accounting principles generally accepted in the United States of America. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2013 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2013 Annual Report filed on Form 10-K. All references in this report to "Umpqua," "we," "our," "us," the "Company" or similar references mean Umpqua Holdings Corporation and its successors, and include our consolidated subsidiaries where the context so requires. References to "Bank" refer to our subsidiary Umpqua Bank, an Oregon state-chartered commercial bank, and references to "Umpqua Investments" refer to our subsidiary Umpqua Investments, Inc., a registered broker-dealer and investment adviser. The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to June 30, 2014 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform to current classifications.

Note 2 – Business Combinations

Sterling Financial Corporation
As of the close of business on April 18, 2014, the Company completed its merger with Sterling Financial Corporation, a Washington corporation ("Sterling").  The results of Sterling's operations are included in the Company's financial results beginning April 19, 2014 and the combined company's banking operations are operating under the Umpqua Bank name and brand.

The structure of the transaction was as follows:

•	Sterling merged with and into the Company (the "Merger" or the "Sterling merger") with the Company as the surviving corporation in the Merger;

•
Immediately following the Merger, Sterling's wholly owned banking subsidiary, Sterling Savings Bank merged with and into the Bank (the "Bank Merger"), with the Bank as the surviving bank in the Bank Merger;

•	Holders of shares of common stock of Sterling had the right to receive 1.671 shares of the Company's common stock and $2.18 in cash for each share of Sterling common stock;

•	Each outstanding warrant issued by Sterling converted into a warrant exercisable for 1.671 shares of the Company's common stock and $2.18 in cash for each warrant when exercised;

•	Each outstanding option to purchase a share of Sterling common stock converted into an option to purchase 1.7896 shares of Company's common stock, subject to vesting conditions; and

•	Each outstanding restricted stock unit in respect of Sterling common stock converted into a restricted stock unit in respect of 1.7896 shares the Company common stock, subject to vesting conditions.

A summary of the consideration paid, the assets acquired and liabilities assumed in the Merger are presented below:

(in thousands)
	Sterling
	April 18, 2014
Fair value of consideration to Sterling shareholders:
Cash paid		$136,200
Liability recorded for warrants' cash payment per share		6,453
Fair value of common shares issued		1,939,497
Fair value of warrants, common stock options, and restricted stock exchanged		50,317
Total consideration		2,132,467
Fair value of assets acquired:
Cash and cash equivalents	$253,067
Investment securities	1,378,300
Loans held for sale	215,208
Non-covered loans and leases	7,122,989
Premises and equipment	124,881
Residential mortgage servicing rights	62,770
Other intangible assets	54,562
Non-covered other real estate owned	8,140
Bank owned life insurance	193,246
Deferred tax asset	295,371
Accrued interest receivable	23,553
Other assets	147,338
Total assets acquired	9,879,425
Fair value of liabilities assumed:
Deposits	7,086,052
Securities sold under agreements to repurchase	584,746
Term debt	854,737
Junior subordinated debentures	156,171
Other liabilities	80,679
Total liabilities assumed	$8,762,385
Net assets acquired		1,117,040
Preliminary goodwill		$1,015,427

Amounts recorded are preliminary estimates of fair value. The primary reason for the Merger was to continue the Company's growth strategy, including expanding our geographic footprint in markets throughout the West Coast. All of the goodwill recorded has been attributed to the Community Banking segment and reporting unit. None of the goodwill will be deductible for income tax purposes.

Subsequent to acquisition, the Company repaid securities sold under agreements to repurchase acquired of $500.0 million, funded through the sale of acquired investment securities in the second quarter of 2014. On June 20, 2014, the Company completed the required divestiture of six stores acquired in the Merger to another financial institution. The divestiture of the six stores included $211.5 million of deposits and $88.3 million of loans. The assets were sold at a discount of $7.0 million, which was recorded by Sterling prior to the merger.

As of April 18, 2014, the unpaid principal balance on purchased non-impaired loans was $7.0 billion. The fair value of the purchased non-impaired loans was $6.7 billion, resulting in a discount of $230.5 million being recorded on these loans.

The following table presents the acquired purchased impaired loans as of the acquisition date:

(in thousands)	Purchase impaired
Contractually required principal payments	$604,136
Nonaccretable difference	(95,614)
Cash flows expected to be collected	508,522
Accretable yield	(110,757)
Fair value of purchased non-covered impaired loans	$397,765

The operations of Sterling are included in our operating results beginning on April 19, 2014, and contributed the following net interest income, provision for loan losses, non-interest income and expense, income tax benefit, and net income for the three and six months ended June 30, 2014.

(in thousands)	Sterling Stand-alone
	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Net interest income	$101,254	$101,254
Provision for loan losses	7,735	7,735
Non-interest income	22,302	22,302
Non-interest expense, excluding merger expense	65,132	65,132
Merger expense	57,531	57,531
Income tax benefit	1,101	1,101
Net loss	$(5,741)	$(5,741)

The following table provides a breakout of Merger related expense for the three and six months ended June 30, 2014.

(in thousands)
	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Personnel	$15,075	$15,488
Legal and professional	8,752	13,924
Charitable contributions	10,000	10,000
Investment banking fees	9,573	9,573
Contract termination	8,853	8,853
Communication	1,839	2,011
Other	3,439	3,665
Total Merger related expense	$57,531	$63,514

The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2014 and 2013, as if the Sterling merger had occurred on January 1, 2013. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2013. The pro forma results include the impact of certain purchase accounting adjustments including accretion of loan discount, intangible assets amortization and deposit and borrowing premium accretion. These purchase accounting adjustments increased pro forma net income by $2.8 million and $20.4 million for the three months ended June 30, 2014 and 2013, respectively, and $23.4 million and $42.5 million for the six months ended June 30, 2014 and 2013, respectively.

(in thousands, except per share data)
	Pro Forma
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net interest income	$234,503	$214,107	$458,792	$427,140	(1), (2)
Provision for non-covered loan and lease losses	15,399	2,993	20,799	9,981
Recapture of provision for covered loan losses	(703)	(3,072)	(132)	(2,840)
Non-interest income	48,785	71,567	94,107	138,718	(3), (4), (5)
Non-interest expense	175,480	241,906	349,705	419,915	(6), (7)
Income before provision for income taxes	93,112	43,847	182,527	138,802
Provision for income taxes	36,637	12,822	68,905	45,039
Net income	56,475	31,025	113,622	93,763
Dividends and undistributed earnings allocated to participating securities	83	197	196	380
Net earnings available to common shareholders	$56,392	$30,828	$113,426	$93,383
Earnings per share:
Basic	$0.26	$0.14	$0.52	$0.43
Diluted	$0.26	$0.14	$0.52	$0.43
Average shares outstanding:
Basic	216,960	216,040	216,700	215,992
Diluted	220,531	218,476	219,748	218,424

(1) Includes $5.1 million and $33.6 million of incremental loan discount accretion for the three months ended June 30, 2014 and 2013, respectively and $31.9 million and $69.8 million for the six months ended June 30, 2014 and 2013, respectively.
(2) Includes a reduction of interest expense of $1.0 million and $5.6 million related to deposit and borrowing premiums amortization for the three months ended June 30, 2014 and 2013, respectively and $5.9 million and $11.4 million for the six months ended June 30, 2014 and 2013, respectively.
(3) Includes a reduction of service charges on deposit of $288,000 and $1.4 million as a result of passing the $10 billion asset threshold for the three months ended June 30, 2014 and 2013, respectively and $1.7 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively.
(4) Includes a loss on junior subordinated debentures carried at fair value of $190,000 and $966,000 for the three months ended June 30, 2014 and 2013, respectively and $837,000 and $1.9 million for six months ended June 30, 2014 and 2013, respectively.
(5) The six months ended June 30, 2014 includes the reversal of the $7.0 million loss on the sale of the six stores.
(6) Includes $347,000 and $2.0 million of incremental core deposit intangible amortization for the three months ended June 30, 2014 and 2013, respectively and $2.1 million and $4.1 million for the six months ended June 30, 2014 and 2013, respectively.
(7) The three and six months ended June 30, 2014 were adjusted to exclude $70.7 million and $79.4 million of merger expenses, respectively, the three and six months ended June 2013 were adjusted to include these charges.

Financial Pacific Holding Corp.
On July 1, 2013, the Bank acquired Financial Pacific Holding Corp. ("FPHC") based in Federal Way, Washington, and its subsidiary, Financial Pacific Leasing, Inc. ("FinPac Leasing"), and its subsidiaries, Financial Pacific Funding, Inc. ("FPF"), Financial Pacific Funding II, Inc. ("FPF II") and Financial Pacific Funding III, Inc. ("FPF III"). As part of the same transaction, the Company acquired two related entities, FPC Leasing Corporation ("FPC") and Financial Pacific Reinsurance Co., Ltd. ("FPR"). FPHC, FinPac Leasing, FPF, FPF II, FPF III, FPC and FPR are collectively referred to herein as "FinPac." FinPac provides business-essential commercial equipment leases to various industries throughout the United States and Canada. It originates leases through its brokers, lessors, and direct marketing programs. The results of FinPac's operations are included in the consolidated financial statements as of July 1, 2013.

The aggregate consideration for the FinPac purchase was $158.0 million. Of that amount, $156.1 million was distributed in cash, and $1.9 million was exchanged for restricted shares of the Company stock. The restricted shares were issued from the Company's 2013 Incentive Plan pursuant to employment agreements between the Company's and certain executives of FinPac, vest over a period of either two or three years, and will be recognized over that time period within the salaries and employee benefits line item on the Consolidated Statements of Income. The structure of the transaction was as follows:

•
The Bank acquired all of the outstanding stock of FPHC, a shell holding company, which is the sole shareholder of FinPac Leasing, the primary operating subsidiary of FinPac that engages in equipment leasing and financing activities. FinPac Leasing is also the sole shareholder of FPF, FPF II and FPF III, which are bankruptcy-remote entities that formerly served as lien holder for certain leases. FPF, FPF II and FPF III have no assets or current business activities and are in the process of dissolution. Upon the dissolution of FPHC, the Bank will hold all of the outstanding stock of FinPac Leasing.

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

A summary of consideration paid, the assets acquired and liabilities assumed at their fair values in the acquisition of FinPac are presented below.

(in thousands)
	FinPac
	July 1, 2013
Fair value of consideration:
Cash		$156,110
Fair value of assets acquired:
Cash and equivalents	$6,452
Non-covered loans and leases, net	264,336
Premises and equipment	491
Other assets	8,015
Total assets acquired	279,294
Fair value of liabilities assumed:
Term debt	211,204
Other liabilities	8,757
Total liabilities assumed	$219,961
Net assets acquired		59,333
Goodwill		$96,777

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

The operations of FinPac are included in our operating results from July 1, 2013, and added revenue of $15.9 million, non-interest expense of $3.7 million , and net income of $3.9 million net of tax, for the three months ended June 30, 2014. For the six months ended June 30, 2014, FinPac added revenue of $31.5 million, non-interest expense of $7.6 million, and net income of $8.2 million, net of tax. FinPac's results of operations prior to the acquisition are not included in our operating results. There are no FinPac merger related expenses for the three and six months ended June 30, 2014. FinPac merger related expenses were $654,000 and $796,000 for the three and six months ended June 30, 2013.

Non-covered leases acquired from FinPac are presented below as of acquisition date:

(in thousands)	FinPac
July 1, 2013
Contractually required payments	$350,403
Purchase adjustment for credit	$(20,520)
Balance of non-covered impaired leases, net	$264,336

The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2013 as if the acquisition of FinPac had occurred on January 1, 2013. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2013. The pro forma results include the impact of certain purchase accounting adjustments which reduced pro forma earnings available to common shareholders by $820,000 and $1.5 million for the three and six months ended June 30, 2013, respectively.

(in thousands, except per share data)	Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Net interest income	$105,297	$210,809
Provision for non-covered loan and lease losses	3,688	13,253
Recapture of provision for covered loan losses	(3,072)	(2,840)
Non-interest income	35,019	69,824
Non-interest expense	92,403	181,794
Income before provision for income taxes	47,297	88,426
Provision for income taxes	16,910	31,094
Net income	30,387	57,332
Dividends and undistributed earnings allocated to participating securities	228	439
Net earnings available to common shareholders	$30,159	$56,893
Earnings per share:
Basic	$0.27	$0.51
Diluted	$0.27	$0.51
Average shares outstanding:
Basic	111,954	111,946
Diluted	112,145	112,133

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$214	$19	$—	$233
Obligations of states and political subdivisions	336,607	13,428	(1,056)	348,979
Residential mortgage-backed securities and collateralized mortgage obligations	2,229,391	22,995	(14,645)	2,237,741
Investments in mutual funds and other equity securities	2,016	—	—	2,016
	$2,568,228	$36,442	$(15,701)	$2,588,969
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$5,375	$306	$(42)	$5,639
Other investment securities	144	—	—	144
	$5,519	$306	$(42)	$5,783

(in thousands)	December 31, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$249	$20	$(1)	$268
Obligations of states and political subdivisions	229,969	7,811	(2,575)	235,205
Residential mortgage-backed securities and collateralized mortgage obligations	1,567,001	15,359	(28,819)	1,553,541
Investments in mutual funds and other equity securities	1,959	5	—	1,964
	$1,799,178	$23,195	$(31,395)	$1,790,978
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$5,563	$330	$(19)	$5,874
	$5,563	$330	$(19)	$5,874

Investment securities that were in an unrealized loss position as of June 30, 2014 and December 31, 2013 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

June 30, 2014
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$7,145	$647	$24,892	$409	$32,037	$1,056
Residential mortgage-backed securities and collateralized mortgage obligations	249,624	582	557,774	14,063	807,398	14,645
Total temporarily impaired securities	$256,769	$1,229	$582,666	$14,472	$839,435	$15,701
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$210	$42	$—	$—	$210	$42
Total temporarily impaired securities	$210	$42	$—	$—	$210	$42

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

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of June 30, 2014. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered OTTI.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2014 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, these investments are not considered OTTI.

The following table presents the maturities of investment securities at June 30, 2014:

(in thousands)	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$11,267	$11,314	$—	$—
Over three months through twelve months	40,413	40,990	5	5
After one year through five years	1,522,689	1,548,906	27	28
After five years through ten years	887,929	879,608	29	31
After ten years	103,914	106,135	5,314	5,575
Other investment securities	2,016	2,016	144	144
	$2,568,228	$2,588,969	$5,519	$5,783

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties. The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the three and six months ended June 30, 2014 and 2013:

(in thousands)	Three Months Ended
	June 30, 2014		June 30, 2013
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$3	$1	$—	$1
Residential mortgage-backed securities and collateralized mortgage obligations	974	—	—	—
Other debt securities	—	—	9	—
	$977	$1	$9	$1

	Six Months Ended
	June 30, 2014		June 30, 2013
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$3	$1	$7	$1
Residential mortgage-backed securities and collateralized mortgage obligations	974	—	—	—
Other debt securities	—	—	9	—
	$977	$1	$16	$1

The following table presents, as of June 30, 2014, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$8,290	$8,634
To state and local governments to secure public deposits	1,674,935	1,687,353
Other securities pledged principally to secure repurchase agreements	460,240	459,421
Total pledged securities	$2,143,465	$2,155,408

Note 4 – Non-Covered Loans and Leases

The following table presents the major types of non-covered loans and leases, net as of June 30, 2014 and December 31, 2013, respectively:

(in thousands)	June 30,	December 31,
	2014	2013
Commercial real estate
Non-owner occupied term, net	$3,348,029	$2,328,260
Owner occupied term, net	2,666,128	1,259,583
Multifamily, net	2,482,995	403,537
Construction & development, net	261,767	245,231
Residential development, net	91,690	88,413
Commercial
Term, net	1,104,206	770,845
LOC & other, net	1,322,167	987,360
Leases and equipment finance, net	463,784	361,591
Residential
Mortgage, net	1,958,597	597,201
Home equity loans & lines, net	799,171	264,269
Consumer & other, net	331,811	48,113
Total loans and leases, net of deferred fees and costs	$14,830,345	$7,354,403

The non-covered loan balances are net of net deferred loan costs of $13.5 million as of June 30, 2014 and net of net deferred loan fees of $495,000 at December 31, 2013. Net non-covered loans include discounts on acquired loans of $287.4 million and $3.3 million as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, non-covered loans totaling $8.6 billion were pledged to secure borrowings and available lines of credit.

Purchased loans and leases are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased impaired or purchased non-impaired. Purchased impaired loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of non-covered purchased impaired loans, excluding purchase accounting adjustments, was $511.2 million and $35.1 million at June 30, 2014 and December 31, 2013, respectively. The carrying balance of non-covered purchased impaired loans was $402.5 million and $21.9 million at June 30, 2014 and December 31, 2013, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the three and six months ended June 30, 2014 and 2013:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$1,053	$667	$1,140	$770
Additions	110,757	—	110,757	—
Accretion to interest income	(5,990)	(73)	(6,077)	(151)
Disposals	(315)	(424)	(315)	(449)
Reclassifications from nonaccretable difference	—	—	—	—
Balance, end of period	$105,505	$170	$105,505	$170

Note 5 – Allowance for Non-Covered Loan and Lease Loss and Credit Quality

The Bank's methodology for assessing the appropriateness of the Allowance for Loan and Lease Loss "ALLL" consists of three key elements, which includes 1) the formula allowance; 2) the specific allowance; and 3) the unallocated allowance. By incorporating these factors into a single allowance requirement analysis, all risk-based activities within the loan and lease portfolios are simultaneously considered.

Formula Allowance
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

The formula allowance is calculated by applying risk factors to various segments of pools of outstanding loans and leases. Risk factors are assigned to each portfolio segment based on management's evaluation of the losses inherent within each segment. Segments or regions with greater risk of loss will therefore be assigned a higher risk factor.

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

Risk factors may be changed periodically based on management's evaluation of the following factors: loss experience; changes in the level of non-performing loans and leases; regulatory exam results; changes in the level of adversely classified loans and leases; improvement or deterioration in local economic conditions; and any other factors deemed relevant.

Specific Allowance
Regular credit reviews of the portfolio identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designated loans as impaired. A loan is considered impaired, when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize an impairment reserve as a specific allowance to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral-dependent loans if it is determined that such amount represents a confirmed loss.  Loans determined to be impaired with a specific allowance are excluded from the formula allowance so as not to double-count the loss exposure. The non-accrual impaired loans as of period end have already been partially charged-off to their estimated net realizable value, and are expected to be resolved over the coming quarters with no additional material loss, absent further decline in market prices.

The combination of the formula allowance component and the specific allowance component represents the allocated allowance for loan and lease losses.

Unallocated Allowance
The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of deteriorating economic conditions characterized by falling real estate values. The unallocated amount is reviewed quarterly based on trends in credit losses, the results of credit reviews, overall economic trends and other qualitative factors.

Management believes that the ALLL was adequate as of June 30, 2014. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

The reserve for unfunded commitments ("RUC") is established to absorb inherent losses associated with our commitment to lend funds, such as with a letter or line of credit. The adequacy of the ALLL and RUC are monitored on a regular basis and are based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio's risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information.

There have been no significant changes to the Bank's ALLL methodology or policies in the periods presented.

Activity in the Non-Covered Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for non-covered loan and lease losses by non-covered loan and lease portfolio segment for three and six months ended June 30, 2014 and 2013:

(in thousands)	Three Months Ended June 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$51,847	$26,762	$7,191	$909	$86,709
Charge-offs	(629)	(4,418)	(449)	(318)	(5,814)
Recoveries	532	979	120	70	1,701
Provision	208	9,264	4,541	1,386	15,399
Balance, end of period	$51,958	$32,587	$11,403	$2,047	$97,995

	Three Months Ended June 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$55,095	$21,661	$7,219	$717	$84,692
Charge-offs	(2,038)	(1,614)	(728)	(224)	(4,604)
Recoveries	1,480	1,086	87	102	2,755
Provision	712	454	1,672	155	2,993
Balance, end of period	$55,249	$21,587	$8,250	$750	$85,836

(in thousands)	Six Months Ended June 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$53,433	$24,191	$6,827	$863	$85,314
Charge-offs	(2,524)	(7,767)	(582)	(506)	(11,379)
Recoveries	971	1,960	167	163	3,261
Provision	78	14,203	4,991	1,527	20,799
Balance, end of period	$51,958	$32,587	$11,403	$2,047	$97,995

	Six Months Ended June 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$54,909	$22,925	$6,925	$632	$85,391
Charge-offs	(3,492)	(7,788)	(1,632)	(417)	(13,329)
Recoveries	1,950	1,453	179	211	3,793
Provision	1,882	4,997	2,778	324	9,981
Balance, end of period	$55,249	$21,587	$8,250	$750	$85,836

The following table presents the allowance and recorded investment in non-covered loans and leases by portfolio segment and balances as of June 30, 2014 and 2013:

(in thousands)	June 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$50,656	$32,572	$11,403	$2,047	$96,678
Individually evaluated for impairment	1,302	15	—	—	1,317
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total	$51,958	$32,587	$11,403	$2,047	$97,995
Non-covered loans and leases:
Collectively evaluated for impairment	$8,451,692	$2,818,710	$2,711,158	$330,291	$14,311,851
Individually evaluated for impairment	92,676	23,274	—	—	115,950
Loans acquired with deteriorated credit quality	306,241	48,173	46,610	1,520	402,544
Total	$8,850,609	$2,890,157	$2,757,768	$331,811	$14,830,345

(in thousands)	June 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$53,400	$21,583	$8,239	$750	$83,972
Individually evaluated for impairment	1,849	4	11	—	1,864
Total	$55,249	$21,587	$8,250	$750	$85,836
Non-covered loans and leases:
Collectively evaluated for impairment	$4,112,263	$1,749,697	$766,578	$42,016	$6,670,554
Individually evaluated for impairment	111,814	15,045	477	—	127,336
Total	$4,224,077	$1,764,742	$767,055	$42,016	$6,797,890

The non-covered loan and lease balances are net of net deferred loans costs of $13.5 million at June 30, 2014 and net of net deferred fees of $10.8 million at June 30, 2013.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the RUC and unfunded commitments for the three and six months ended June 30, 2014 and 2013:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$1,417	$1,269	$1,436	$1,223
Net change to other expense	(538)	58	(557)	104
Acquired reserve	3,966	—	3,966	—
Balance, end of period	$4,845	$1,327	$4,845	$1,327

(in thousands)
Total
Unfunded loan and lease commitments:
June 30, 2014	$2,814,549
June 30, 2013	$1,553,657

Non-covered loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes loans and leases sold by loan portfolio during the three and six months ended June 30, 2014 and 2013:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Commercial real estate
Non-owner occupied term	$11,606	$—	$14,799	$—
Owner occupied term	46,097		48,244	2,850
Multifamily	25,202		25,202	—
Construction & development	566	—	566	3,515
Residential development	195	340	800	363
Commercial
Term	9,873	35,411	25,869	46,536
LOC & other	5,062	—	5,062	—
Residential
Mortgage	5,703	—	6,034	—
Home equity loans & lines	24,445	—	24,445	—
Consumer & other	7,344	—	7,344	—
Total	$136,093	$35,751	$158,365	$53,264

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

Non-Covered Non-Accrual Loans and Leases and Loans and Leases Past Due

The following table summarizes our non-covered non-accrual loans and leases and loans and leases past due, by loan and lease class, as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total non-cover Loans and Leases
Commercial real estate
Non-owner occupied term, net	$907	$3,242	$298	$4,447	$17,689	$3,325,893	$3,348,029
Owner occupied term, net	2,700	6,018	—	8,718	4,442	2,652,968	2,666,128
Multifamily, net	—	516	—	516	1,311	2,481,168	2,482,995
Construction & development, net	—	1,804	—	1,804	—	259,963	261,767
Residential development, net	—	—	—	—	—	91,690	91,690
Commercial
Term, net	443	512	—	955	19,142	1,084,109	1,104,206
LOC & other, net	1,534	952	225	2,711	2,587	1,316,869	1,322,167
Leases and equipment finance, net	1,156	1,343	638	3,137	3,153	457,494	463,784
Residential
Mortgage, net	94	4,001	2,889	6,984	—	1,951,613	1,958,597
Home equity loans & lines, net	1,555	417	830	2,802	—	796,369	799,171
Consumer & other, net	1,331	388	39	1,758	34	330,019	331,811
Total, net of deferred fees and costs	$9,720	$19,193	$4,919	$33,832	$48,358	$14,748,155	$14,830,345

(1) Other includes purchased impaired non-covered loans of $402.5 million.

(in thousands)	December 31, 2013
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total non-cover Loans and Leases

Commercial real estate
Non-owner occupied term, net	$3,618	$352	$—	$3,970	$9,193	$2,315,097	$2,328,260
Owner occupied term, net	1,320	340	610	2,270	6,204	1,251,109	1,259,583
Multifamily, net	—	—	—	—	935	402,602	403,537
Construction & development, net	—	—	—	—	—	245,231	245,231
Residential development, net	—	—	—	—	2,801	85,612	88,413
Commercial
Term, net	901	1,436	—	2,337	8,723	759,785	770,845
LOC & other, net	619	224	—	843	1,222	985,295	987,360
Leases and equipment finance, net	2,202	1,706	517	4,425	2,813	354,353	361,591
Residential
Mortgage, net	1,050	342	2,070	3,462	—	593,739	597,201
Home equity loans & lines, net	473	563	160	1,196	—	263,073	264,269
Consumer & other, net	69	75	73	217	—	47,896	48,113
Total, net of deferred fees and costs	$10,252	$5,038	$3,430	$18,720	$31,891	$7,303,792	$7,354,403

(1) Other includes purchased impaired non-covered loans of $21.9 million

Non-Covered Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral-dependent loans.  Therefore, the non-accrual loans as of June 30, 2014 have already been written-down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

 The following table summarizes our non-covered impaired loans by loan class as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance

Commercial real estate
Non-owner occupied term, net	$55,179	$28,444	$23,680	$651
Owner occupied term, net	12,349	5,026	7,114	452
Multifamily, net	5,185	1,311	3,519	86
Construction & development, net	10,505	8,393	1,091	9
Residential development, net	14,103	6,487	7,611	104
Commercial
Term, net	28,874	19,142	300	11
LOC & other, net	7,619	2,587	1,245	4
Leases, net	—	—	—	—
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	329	—	—	—
Consumer & other, net	153	—	—	—
Total, net of deferred fees and costs	$134,296	$71,390	$44,560	$1,317

(in thousands)	December 31, 2013
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance

Commercial real estate
Non-owner occupied term, net	$50,602	$18,285	$31,362	$928
Owner occupied term, net	11,876	6,204	5,202	198
Multifamily, net	1,416	935	—	—
Construction & development, net	10,609	8,498	1,091	11
Residential development, net	22,513	5,776	11,927	648
Commercial
Term, net	22,750	8,723	300	8
LOC & other, net	7,144	1,222	1,258	4
Leases, net	—	—	—	—
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$126,910	$49,643	$51,140	$1,797

The following table summarizes our average recorded investment and interest income recognized on impaired non-covered loans by loan class for the three and six months ended June 30, 2014 and 2013:

(in thousands)	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$52,913	$297	$—	$—
Owner occupied term, net	12,660	75	—	—
Multifamily, net	2,592	—	79,775	400
Construction & development, net	9,505	195	12,462	150
Residential development, net	14,263	152	20,946	158
Commercial
Term, net	15,853	4	13,754	5
LOC & other, net	3,055	12	3,455	13
Residential
Mortgage, net	—	—	383	59
Home equity loans & lines, net	—	—	25	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$110,841	$735	$130,800	$785

(in thousands)	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$51,824	$646	$77,846	$769
Owner occupied term, net	12,242	152	—	—
Multifamily, net	2,040	—	—	—
Construction & development, net	9,533	313	15,074	299
Residential development, net	15,410	311	25,276	316
Commercial
Term, net	13,576	8	13,306	9
LOC & other, net	2,863	25	5,219	24
Residential
Mortgage, net	—	—	255	114
Home equity loans & lines, net	—	—	159	—
Consumer & other, net	—	—	1	—
Total, net of deferred fees and costs	$107,488	$1,455	$137,136	$1,531

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

Special Mention—A special mention loan or lease, risk rated 7, has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution's credit position at some future date. They contain unfavorable characteristics and are generally undesirable. Loans and leases in this category are currently protected but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of a substandard classification. A special mention loan or lease has potential weaknesses, which if not checked or corrected, weaken the asset or inadequately protect the Bank's position at some future date.

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

The following table summarizes our internal risk rating by loan and lease class for the non-covered loan and lease portfolio as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,068,321	$114,558	$112,571	$455	$—	$52,124	$3,348,029
Owner occupied term, net	2,495,045	66,195	90,618	2,130	—	12,140	2,666,128
Multifamily, net	2,463,434	7,848	6,883	—	—	4,830	2,482,995
Construction & development, net	243,553	4,892	3,838	—	—	9,484	261,767
Residential development, net	75,108	797	1,687	—	—	14,098	91,690
Commercial
Term, net	1,048,347	19,866	16,250	301	—	19,442	1,104,206
LOC & other, net	1,263,347	32,938	21,541	509	—	3,832	1,322,167
Leases and equipment finance, net	456,999	1,492	1,395	3,892	6	—	463,784
Residential
Mortgage, net	1,935,023	6,092	15,789	—	1,693	—	1,958,597
Home equity loans & lines, net	790,689	5,025	2,674	—	783	—	799,171
Consumer & other, net	328,675	2,361	763	—	12	—	331,811
Total, net of deferred fees and costs	$14,168,541	$262,064	$274,009	$7,287	$2,494	$115,950	$14,830,345

(1) Impaired loans includes 5.9% classified as watch, 2.6% classified as special mentioned, 89.4% classified as substandard, and 2.1% classified as doubtful.

(in thousands)	December 31, 2013
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$2,073,366	$108,263	$96,984	$—	$—	$49,647	$2,328,260
Owner occupied term, net	1,182,865	27,615	37,524	173	—	11,406	1,259,583
Multifamily, net	385,335	5,574	11,693	—	—	935	403,537
Construction & development, net	230,262	2,054	3,326	—	—	9,589	245,231
Residential development, net	67,019	1,836	1,855	—	—	17,703	88,413
Commercial
Term, net	718,778	23,393	19,651	—	—	9,023	770,845
LOC & other, net	951,109	24,197	9,574	—	—	2,480	987,360
Leases and equipment finance, net	351,971	4,585	1,706	2,996	333	—	361,591
Residential
Mortgage, net	593,723	1,405	743	—	1,330	—	597,201
Home equity loans & lines, net	263,070	1,038	25	—	136	—	264,269
Consumer & other, net	47,895	144	33	—	41	—	48,113
Total, net of deferred fees and costs	$6,865,393	$200,104	$183,114	$3,169	$1,840	$100,783	$7,354,403

(1) Impaired loans includes 6.4% classified as watch, 3.7% classified as special mentioned, and 89.9% classified as substandard.

Troubled Debt Restructurings

At June 30, 2014 and December 31, 2013, impaired loans of $67.5 million and $68.8 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were $3.8 million of available commitments for troubled debt restructurings outstanding as of June 30, 2014 and none as of December 31, 2013.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan segment as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$65,612	$3,782	$69,394
Commercial, net	1,245	2,720	3,965
Residential, net	607	—	607
Total, net of deferred fees and costs	$67,464	$6,502	$73,966

(in thousands)	December 31, 2013
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$67,060	$2,196	$69,256
Commercial, net	1,258	2,603	3,861
Residential, net	473	—	473
Total, net of deferred fees and costs	$68,791	$4,799	$73,590

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

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

There were no new non-covered restructured loans during the three months ended March 31, 2014. The following table presents newly non-covered restructured loans that occurred during the three months ended June 30, 2014 and three and six months ended June 30, 2013:

(in thousands)	Three and Six Months Ended June 30, 2014
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Non-owner occupied term, net	$—	$1,244	$—	$—	$—	$1,244
Multifamily, net	—	—	—	—	3,519	3,519
Residential
Mortgage, net	—	—	—	—	138	138
Total, net of deferred fees and costs	$—	$1,244	$—	$—	$3,657	$4,901

	Three Months Ended June 30, 2013
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Residential
Mortgage, net	$—	$—	$—	$—	$189	$189
Total, net of deferred fees and costs	$—	$—	$—	$—	$189	$189

(in thousands)	Six Months Ended June 30, 2013
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate
Term & multifamily, net	$—	$—	$4,291	$—	$—	$4,291
LOC & other, net	—	—	—	—	452	452
Residential
Mortgage, net	—	—	—	—	478	478
Total, net of deferred fees and costs	$—	$—	$4,291	$—	$930	$5,221

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

There were no financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2014 and 2013.

Note 6 – Covered Assets and Indemnification Asset

Covered Loans, Net
Loans acquired in an Federal Deposit Insurance Corporation ("FDIC")-assisted acquisition that are subject to a loss-share agreement are referred to as covered loans and reported separately in our statements of financial condition. Covered loans are reported exclusive of the cash flow reimbursements expected from the FDIC.

The following table presents the major types of covered loans as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Commercial real estate
Non-owner occupied term, net	$169,299	$206,902
Owner occupied term, net	48,191	49,817
Multifamily, net	23,869	37,671
Construction & development, net	2,383	3,455
Residential development, net	3,167	7,286
Commercial
Term, net	10,109	15,719
LOC & other, net	8,604	6,698
Residential
Mortgage, net	18,337	22,316
Home equity loans & lines, net	18,220	19,637
Consumer & other, net	3,931	4,262
Total, net of deferred fees and costs	$306,110	$373,763
Allowance for covered loans	(8,500)	(9,771)
Total	$297,610	$363,992

The outstanding contractual unpaid principal balance, excluding purchase accounting adjustments, at June 30, 2014 was $366.4 million as compared to $462.4 million at December 31, 2013.

In estimating the fair value of the covered loans at the acquisition date, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments and (b) estimated the amount and timing of undiscounted expected principal and interest payments. The difference between these two amounts represents the nonaccretable difference.

On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the "accretable yield." The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

The following table presents the changes in the accretable yield for the three and six months ended June 30, 2014 and 2013 for the covered loan portfolio:

(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$115,574	$169,620	$126,484	$183,388
Accretion to interest income	(15,601)	(14,387)	(27,983)	(28,584)
Disposals	(13,397)	(4,523)	(17,254)	(7,453)
Reclassifications from nonaccretable difference	8,446	4,093	13,775	7,452
Balance, end of period	$95,022	$154,803	$95,022	$154,803

Allowance for Covered Loan Losses

The following table summarizes activity related to the allowance for covered loan losses by covered loan portfolio segment for the three and six months ended June 30, 2014 and 2013:

(in thousands)	Three Months Ended June 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$6,071	$3,469	$632	$148	$10,320
Charge-offs	(700)	(745)	(46)	(27)	(1,518)
Recoveries	238	125	20	18	401
(Recapture) provision	(647)	(10)	(56)	10	(703)
Balance, end of period	$4,962	$2,839	$550	$149	$8,500

	Three Months Ended June 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$12,374	$4,867	$685	$295	$18,221
Charge-offs	(507)	(484)	(58)	(154)	(1,203)
Recoveries	191	108	89	33	421
(Recapture) provision	(3,187)	21	92	2	(3,072)
Balance, end of period	$8,871	$4,512	$808	$176	$14,367

(in thousands)	Six Months Ended June 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$6,105	$2,837	$660	$169	$9,771
Charge-offs	(1,046)	(914)	(164)	(63)	(2,187)
Recoveries	629	246	135	38	1,048
(Recapture) provision	(726)	670	(81)	5	(132)
Balance, end of period	$4,962	$2,839	$550	$149	$8,500

	Six Months Ended June 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$12,129	$4,980	$804	$362	$18,275
Charge-offs	(768)	(813)	(108)	(332)	(2,021)
Recoveries	487	272	126	68	953
(Recapture) provision	(2,977)	73	(14)	78	(2,840)
Balance, end of period	$8,871	$4,512	$808	$176	$14,367

The following table presents the allowance and recorded investment in covered loans by portfolio segment as of June 30, 2014 and 2013:

(in thousands)	June 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans:
Loans acquired with deteriorated credit quality (1)	$4,880	$2,618	$497	$98	$8,093
Collectively evaluated for impairment (2)	82	221	53	51	407
Total	$4,962	$2,839	$550	$149	$8,500
Covered loans:
Loans acquired with deteriorated credit quality (1)	$246,377	$9,551	$31,436	$1,454	$288,818
Collectively evaluated for impairment (2)	532	9,162	5,121	2,477	17,292
Total	$246,909	$18,713	$36,557	$3,931	$306,110

(in thousands)	June 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans:
Loans acquired with deteriorated credit quality (1)	$8,497	$4,124	$758	$130	$13,509
Collectively evaluated for impairment (2)	374	388	50	46	858
Total	$8,871	$4,512	$808	$176	$14,367
Covered loans:
Loans acquired with deteriorated credit quality (1)	$348,013	$21,935	$41,416	$2,192	$413,556
Collectively evaluated for impairment (2)	2,876	9,475	5,040	2,479	19,870
Total	$350,889	$31,410	$46,456	$4,671	$433,426

(1) The valuation allowance is netted against the carrying value of the covered loan balance.
(2) The allowance on covered loan losses includes an allowance on covered loan advances on acquired loans subsequent to acquisition.

The valuation allowance on covered loans was reduced by recaptured provision of $873,000 and $1.3 million for the three and six months ended June 30, 2014, respectively, and $4.1 million and $5.7 million for the three and six months ended June 30, 2013, respectively.

Covered Credit Quality Indicators

Covered loans are risk rated in a manner consistent with non-covered loans. As previously noted, the Bank's risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk.  The 10 risk rating groupings are described fully in Note 5. The following table includes loans acquired with deteriorated credit quality and advances made subsequent to acquisition on covered loans.

The following table summarizes our internal risk rating grouping by covered loans, net as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Non-owner occupied term, net	$105,875	$21,468	$39,625	$—	$—	$166,968
Owner occupied term, net	30,342	4,865	11,827	—	—	47,034
Multifamily, net	13,358	1,158	8,893	—	—	23,409
Construction & development, net	1,148	—	824	—	—	1,972
Residential development, net	—	225	2,273	64	—	2,562
Commercial
Term, net	3,639	505	3,372	—	—	7,516
LOC & other, net	7,618	10	730	—	—	8,358
Residential
Mortgage, net	18,272	—	—	—	—	18,272
Home equity loans & lines, net	17,655	—	81	—	—	17,736
Consumer & other, net	3,783	—	—	—	—	3,783
Total, net of deferred fees and costs and allowance for loan losses	$201,690	$28,231	$67,625	$64	$—	$297,610

(in thousands)	December 31, 2013
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Non-owner occupied term, net	$133,452	$26,321	$44,279	$—	$—	$204,052
Owner occupied term, net	30,119	3,370	14,971	213	—	48,673
Multifamily, net	24,213	2,563	10,409	—	—	37,185
Construction & development, net	1,117	—	1,686	—	—	2,803
Residential development, net	492	224	5,541	54	—	6,311
Commercial
Term, net	3,753	3,141	6,128	258	—	13,280
LOC & other, net	4,630	991	681	—	—	6,302
Residential
Mortgage, net	22,175	—	—	—	—	22,175
Home equity loans & lines, net	19,043	—	76	—	—	19,119
Consumer & other, net	4,092	—	—	—	—	4,092
Total, net of deferred fees and costs and allowance for loan losses	$243,086	$36,610	$83,771	$525	$—	$363,992

FDIC Indemnification Asset

The Company has elected to account for amounts receivable under the loss-share agreements as an indemnification asset. The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into non-interest income over the life of the FDIC indemnification asset.

Subsequent to initial recognition, the FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered assets. These adjustments are measured on the same basis as the related covered loans and covered OREO. Any increases in cash flow of the covered assets over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to non-interest income. The resulting carrying value of the indemnification asset represents the amounts recoverable from the FDIC for future expected losses, and the amounts due from the FDIC for claims related to covered losses the Company has incurred less amounts due back to the FDIC relating to shared recoveries.

The following table summarizes the activity related to the FDIC indemnification asset for the three and six months ended June 30, 2014 and 2013:

(in thousands)	Three Months ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$18,362	$46,046	$23,174	$52,798
Change in FDIC indemnification asset	(5,601)	(8,294)	(10,441)	(13,367)
Transfers to due from FDIC and other	(1,468)	(1,489)	(1,440)	(3,168)
Balance, end of period	$11,293	$36,263	$11,293	$36,263

Note 7–Goodwill and Other Intangible Assets

The following tables summarize the changes in the Company's goodwill and other intangible assets for the year ended December 31, 2013, and the six months ended June 30, 2014. Goodwill and all other intangible assets are related to the Community Banking segment.

(in thousands)	Goodwill
		Accumulated
	Gross	Impairment	Total
Balance, December 31, 2012	$781,106	$(112,934)	$668,172
Net additions	96,777	—	96,777
Reductions	(644)	—	(644)
Balance, December 31, 2013	877,239	(112,934)	764,305
Net additions	1,015,427	—	1,015,427
Reductions	—	—	—
Balance, June 30, 2014	$1,892,666	$(112,934)	$1,779,732

Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Additional information on the acquisitions and purchase price allocations is provided in Note 2. The reduction to goodwill in 2013 of $644,000 relates to purchase accounting adjustments.

(in thousands)	Other Intangible Assets
		Accumulated
	Gross	Amortization	Net
Balance, December 31, 2012	$58,909	(41,750)	$17,159
Net additions	—	—	—
Amortization	—	(4,781)	(4,781)
Balance, December 31, 2013	58,909	(46,531)	12,378
Net additions	54,562	—	54,562
Amortization	—	(4,002)	(4,002)
Balance, June 30, 2014	$113,471	$(50,533)	$62,938

Intangible additions in 2014 relate to the Bank Merger and represent the value of the core deposits, which includes all deposits except certificates of deposit. The value of the core deposit intangible assets were determined by an analysis of the cost differential between the core deposits inclusive of estimated servicing costs and alternative funding sources. The core deposit intangible recorded in connection with the Merger will be amortized on an accelerated basis over a period of 10 years.

The Company conducts its annual evaluation of goodwill for impairment as of its year end of December 31. Goodwill and other intangibles are required to be analyzed for impairment if certain triggering events occurred. During the six months ended June 30, 2014, management determined that no trigger events occurred that required an impairment analysis. The table below presents the forecasted amortization expense for intangible assets acquired in all mergers:

(in thousands)
Expected
Year	Amortization
Remainder of 2014	$6,205
2015	11,225
2016	8,622
2017	6,756
2018	6,166
Thereafter	23,964
$62,938

Note 8 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential rights ("MSR") for the three and six months ended June 30, 2014 and 2013:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$49,220	$32,097	$47,765	$27,428
Acquired/purchased MSR	62,770	—	62,770	—
Additions for new MSR capitalized	5,362	4,708	7,770	11,110
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(784)	1,858	(1,871)	333
Other(2)	(2,376)	(471)	(2,242)	(679)
Balance, end of period	$114,192	$38,192	$114,192	$38,192

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential mortgage serviced loan portfolio as of June 30, 2014 and December 31, 2013 is as follows:

(dollars in thousands)	June 30, 2014	December 31, 2013
Balance of residential mortgage loans serviced for others	$10,838,313	$4,362,499
MSR as a percentage of serviced loans	1.05%	1.09%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $5.4 million and $8.3 million for the three and six months ended June 30, 2014, as compared to $2.5 million and $4.8 million for the three and six months ended June 30, 2013.

Key assumptions used in measuring the fair value of MSR as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Constant prepayment rate	11.58%	12.74%
Discount rate	9.14%	8.69%
Weighted average life (years)	6.6	6.0

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of June 30, 2014 and December 31, 2013 is as follows:

(in thousands)	June 30, 2014	December 31, 2013
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(4,610)	$(2,255)
Effect on fair value of a 20% adverse change	$(8,863)	$(4,323)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(4,380)	$(1,832)
Effect on fair value of a 200 basis point adverse change	$(8,440)	$(3,534)

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

Note 9 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of June 30, 2014:

(dollars in thousands)		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$14,946	Floating rate, LIBOR plus 3.35%, adjusted quarterly	4.93%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	22,619	Floating rate, LIBOR plus 3.45%, adjusted quarterly	5.02%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	7,061	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.49%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	7,039	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.51%	March 2034
Umpqua Master Trust I	August 2007	41,238	23,082	Floating rate, LIBOR plus 1.35%, adjusted quarterly	2.82%	September 2037
Umpqua Master Trust IB	September 2007	20,619	13,607	Floating rate, LIBOR plus 2.75%, adjusted quarterly	4.52%	December 2037
Sterling Capital Trust III	April 2003	14,433	11,026	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.55%	April 2033
Sterling Capital Trust IV	May 2003	10,310	7,788	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.47%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	15,642	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.59%	June 2033
Sterling Capital Trust VI	June 2003	10,310	7,766	Floating rate, LIBOR plus 3.20%, adjusted quarterly	4.55%	September 2033
Sterling Capital Trust VII	June 2006	56,702	32,894	Floating rate, LIBOR plus 1.53%, adjusted quarterly	3.03%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	30,270	Floating rate, LIBOR plus 1.63%, adjusted quarterly	3.17%	December 2036
Sterling Capital Trust IX	July 2007	46,392	26,110	Floating rate, LIBOR plus 1.40%, adjusted quarterly	2.90%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	6,956	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.51%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	6,309	Floating rate, LIBOR plus 1.80%, adjusted quarterly	3.32%	June 2035
Klamath First Capital Trust I	July 2001	15,464	12,962	Floating rate, LIBOR plus 3.75%, adjusted semiannually	4.88%	July 2031
		$379,390	$246,077
AT AMORTIZED COST:
HB Capital Trust I	March 2000	$5,310	$6,189	10.875%	8.43%	March 2030
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,800	10.200%	8.39%	February 2031
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,244	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.03%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,278	Floating rate, LIBOR plus 2.95%, adjusted quarterly	2.50%	September 2033
CIB Capital Trust	November 2002	10,310	11,110	Floating rate, LIBOR plus 3.45%, adjusted quarterly	3.01%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	3.80%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.83%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.13%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.13%	September 2033
		96,037	101,737
	Total	$475,427	$347,814

(1)
Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of June 30, 2014.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $14.3 million at June 30, 2014 and $6.9 million at December 31, 2013. As of June 30, 2014, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling. Refer to Note 16 for discussion of the rational for election of fair value and the approach used to fair value the selected junior subordinated debentures.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments, the discounts will reverse over time in a manner similar to the effective interest rate method as if these instruments were accounted for under the amortized cost method. Losses recorded resulting from the change in the fair value of these instruments were $1.4 million and $547,000 for the three months ended June 30, 2014 and 2013 and $1.9 million and $1.1 million for the six months ended June 30, 2014 and 2013.

Note 10 – Commitments and Contingencies

Lease Commitments — As of June 30, 2014, the Bank leased 294 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and six months ended June 30, 2014 was $8.8 million and $13.8 million and for the three and six months ended June 30, 2013 was $4.7 million and $9.3 million. Rent expense was partially offset by rent income for the three and six months ended June 30, 2014 of $94,000 and $271,000 and for the three and six months ended June 30, 2013 of $192,000 and $448,000.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of June 30, 2014
Commitments to extend credit	$2,753,348
Forward sales commitments	$482,000
Commitments to originate residential mortgage loans held for sale	$323,047
Standby letters of credit	$64,244

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees and there were no recoveries during the three and six months ended June 30, 2014.  The Bank was not required to perform on any financial guarantees and incurred none and $79,000 losses in connection with standby letters of credit during the three and six months ended June 30, 2013. At June 30, 2014, approximately $42.0 million of standby letters of credit expire within one year, and $22.3 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $1.5 million as of June 30, 2014.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of June 30, 2014, the Company had a residential mortgage loan repurchase reserve liability of $3.5 million.

Legal Proceedings—The Bank owns 483,806 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of June 30, 2014, the value of the Class A shares was $210.71 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $42.9 million as of June 30, 2014, and has not been reflected in the accompanying financial statements. The shares of Visa Inc. Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa Inc. may sell additional Class A shares and use the proceeds to settle litigation, thereby reducing the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On July 13, 2012, Visa Inc. announced that it had entered into a memorandum of understanding obligating it to enter into a settlement agreement to resolve the multi-district interchange litigation brought by the class plaintiffs in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720 (JG) (JO) pending in the U.S. District Court for the Eastern District of New York. The claims originally were brought by a class of U.S. retailers in 2005. The settlement was approved by the court on December 13, 2013, but that decision is currently being appealed. Visa's share of the previously agreed settlement amount was approximately $4.4 billion. The effect of this proposed settlement and pending appeal on the value of the Bank's Class B common stock is unknown at this time.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company and its subsidiaries, including the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company's consolidated financial condition or results of operations.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 80% and 74% of the Bank's non-covered loan and lease portfolio at June 30, 2014 and December 31, 2013, respectively.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

Note 11 – Derivatives

The Bank may use derivatives to hedge the risk of changes in the fair values of interest rate lock commitments, residential mortgage loans held for sale, and residential mortgage servicing rights. None of the Company's derivatives are designated as hedging instruments.  Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. The Company primarily utilizes forward interest rate contracts in its derivative risk management strategy.

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2014 and 2013.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2014, the Bank had commitments to originate mortgage loans held for sale totaling $323.0 million and forward sales commitments of $482.0 million.

The Bank's mortgage banking derivative instruments do not have specific credit risk-related contingent features.  The forward sales commitments do have contingent features that may require transferring collateral to the broker/dealers upon their request. However, this amount would be limited to the net unsecured loss exposure at such point in time and would not materially affect the Company's liquidity or results of operations.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of June 30, 2014, the Bank had 296 interest rate swaps with an aggregate notional amount of $1.5 billion related to this program.

In connection with the interest rate swap program with commercial customers, the Bank has agreements with its derivative counterparties that contain a provision where if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank also has agreements with its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Bank were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. If the Bank had breached any of these provisions at June 30, 2014, it could have been required to settle its obligations under the agreements at the termination value.

As of June 30, 2014, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $21.6 million.  The Bank has collateral posting requirements for initial or variation margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $33.2 million and $13.0 million as of June 30, 2014 and December 31, 2013, respectively.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of June 30, 2014, the net CVA decreased the settlement values of the Bank's net derivative assets by $1.5 million. During the three and six months ended June 30, 2014, the Bank recognized a loss of $1.8 million and $3.0 million, respectively, and during the three and six months ended June 30, 2013, the Bank recognized a gain of $1.8 million for both periods related to CVA on nonhedge derivative instruments, which is included in noninterest income. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The following tables summarize the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of June 30, 2014 and December 31, 2013:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated	June 30,	December 31,	June 30,	December 31,
as hedging instrument	2014	2013	2014	2013
Interest rate lock commitments	$4,580	$706	$175	$—
Interest rate forward sales commitments	21	1,250	4,700	6
Interest rate swaps	19,609	15,965	21,029	14,556
Total	$24,210	$17,921	$25,904	$14,562

The fair values of the derivatives are recorded in other assets and other liabilities. The following table summarizes the types of derivatives and the gains (losses) recorded during the three and six months ended June 30, 2014 and 2013:

(in thousands)	Three months ended		Six Months Ended
Derivatives not designated	June 30,		June 30,
as hedging instrument	2014	2013	2014	2013
Interest rate lock commitments	$6,099	$(3,307)	$6,787	$(840)
Interest rate forward sales commitments	(13,368)	12,116	(16,016)	14,748
Interest rate swaps	(1,787)	1,823	(3,001)	1,839
Total	$(9,056)	$10,632	$(12,230)	$15,747

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps are included in other income.

The following table summarizes the offsetting derivatives assets that have a right of offset as of June 30, 2014 and December 31, 2013:

(in thousands)				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
June 30, 2014
Derivative Assets
Interest rate swaps	$19,609	$—	$19,609	$(1,689)	$(18,309)	$(389)
Derivative Liabilities
Interest rate swaps	$21,029	$—	$21,029	$(1,689)	$(19,340)	$—

December 31, 2013
Derivative Assets
Interest rate swaps	$15,965	$—	$15,965	$(4,852)	$(2,207)	$8,906
Derivative Liabilities
Interest rate swaps	$14,556	$—	$14,556	$(4,852)	$(9,704)	$—

Note 12 – Shareholders' Equity and Stock Compensation

On April 18, 2014, the Company completed the Merger with Sterling. The details of the conversion of Sterling common stock, stock options, and restricted stock units are included in Note 2. The conversion resulted in the issuance of 104,385,087 shares of common stock, 994,214 restricted stock units, and 439,921 stock options granted. Additionally, the 2,960,238 outstanding Sterling warrants were converted into warrants exercisable to receive 1.671 shares of Umpqua stock per warrant, with an exercise price of $12.88 as of the merger date. As of June 30, 2014, there were 2,995,130 warrants outstanding, with an exercise price of $12.73. Adjustments to the number and exercise price of these outstanding warrants occurred in the second quarter of 2014, due to dividend distributions triggering an anti-dilutive provision.

At a special meeting on February 25, 2014, the Company's shareholders approved an amendment to the Company's articles of incorporation, effective on April 18, 2014, increasing the number of authorized shares of common stock to 400,000,000.

At the annual meeting on April 16, 2013, shareholders approved the Company's 2013 Incentive Plan (the "2013 Plan"), which, among other things, authorizes the issuance of equity awards to directors and employees and reserves 4,000,000 shares of the Company's common stock for issuance under the plan. With the adoption of the 2013 Plan, no additional awards will be issued from the 2003 Stock Incentive Plan or the 2007 Long Term Incentive Plan.

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $3.6 million and $5.1 million for the three and six months ended June 30, 2014, as compared to $1.0 million and $2.2 million for the three and six months ended June 30, 2013. The total income tax benefit recognized related to stock-based compensation was $1.4 million and $2.0 million for the three and six months ended June 30, 2014 as compared to $415,000 and $889,000 for the three and six months ended June 30, 2013.  During the three months ended June 30, 2014, vesting was accelerated for certain restricted stock units and stock options issued in connection with the merger with Sterling, resulting in $3.6 million of accelerated compensation expense which was recorded in merger expense.

The following table summarizes information about stock option activity for the six months ended June 30, 2014:

(in thousands, except per share data)	Six Months Ended June 30, 2014
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	981	$16.17
Granted/Assumed	440	$12.12
Exercised	(522)	$11.92
Forfeited/expired	(35)	$18.90
Balance, end of period	864	$16.56	4.08	$3,217
Options exercisable, end of period	697	$17.60	3.20	$2,268

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and six months ended June 30, 2014 was $1.4 million and $2.8 million, as compared to the three and six months ended June 30, 2013 of $130,000 and $137,000.

During the three and six months ended June 30, 2014, the amount of cash received from the exercise of stock options was $3.4 million and $4.3 million, as compared to the three and six months ended June 30, 2013 of $29,000 and $52,000. Total consideration was $3.6 million and $6.2 million for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013 of $813,000 and $846,000.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model.  There were no stock options granted in the six months ended June 30, 2013. The following weighted average assumptions were used to determine the fair value of stock options grants as of grant date for the six months ended June 30, 2014:

Six Months Ended
June 30,
2014
Dividend yield	3.25%
Expected life (years)	6.79
Expected volatility	31%
Risk-free rate	0.91%
Weighted average fair value of options on date of grant	$3.22

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares issued prior to 2011 generally vest on an annual basis over five years. Restricted shares issued since 2011 generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the six months ended June 30, 2014:

(in thousands, except per share data)	Six Months Ended June 30, 2014
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	992	$12.79
Granted/Assumed	836	$17.34
Released	(362)	$12.21
Forfeited/expired	(13)	$13.17
Balance, end of period	1,453	$15.54

The total fair value of restricted shares vested and released during the three and six months ended June 30, 2014 was $878,000 and $6.4 million as compared to the three and six months ended June 30, 2013 of $514,000 and $1.8 million.

The Company granted restricted stock units as a part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers.  In addition, the Company granted restricted stock units in connection with the acquisition of Sterling as replacement awards. Restricted stock unit grants may be subject to performance-based vesting as well as other approved vesting conditions.  The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements.

(in thousands, except per share data)	Six Months Ended June 30, 2014
	Restricted	Weighted
	Stock Units	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	95	$10.41
Granted/Assumed	1,024	$18.34
Released	(320)	$16.58
Forfeited/expired	(29)	$18.58
Balance, end of period	770	$18.36

As of June 30, 2014, there was $568,000 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 1.95 years.  As of June 30, 2014, there was $14.5 million of total unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 1.73 years. As of June 30, 2014, there was $12.0 million of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 2.74 years, assuming expected performance conditions are met.

For the three and six months ended June 30, 2014, the Company received income tax benefits of $2.5 million and $5.7 million, respectively, as compared to the three and six months ended June 30, 2013 of $257,000 and $775,000, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. In the six months ended June 30, 2014, the Company had net excess tax benefit (tax benefit resulting from tax deductions greater than the compensation cost recognized) of $1.2 million, compared to $33,000 of net tax deficiencies (tax deficiency resulting from tax deductions greater than the compensation cost recognized) for the six months ended June 30, 2013.  Only gross excess tax benefits are classified as financing cash flows.

Note 13 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states and in Canada. The Company acquired a $276.8 million net deferred tax asset before purchase accounting adjustments in the Merger, including $238.4 million of federal and state net operating loss ("NOL") and tax credit carry-forwards. The Merger triggered an "ownership change" as defined in Section 382 of the Internal Revenue Service Code ("Section 382"). As a result of being subject to Section 382, the Company will be limited in the amount of federal NOL carry-forwards that can be used annually to offset future taxable income. The Company believes it is more likely than not that it will be able to fully realize the benefit of its federal NOL carry-forwards. The Company also believes that it is more likely than not that the benefit from certain state NOL carry-forwards will not be realized and therefore has provided a valuation allowance of $3.3 million against the deferred tax assets relating to these state NOL carry-forwards.

The Company had gross unrecognized tax benefits of $995,000 recorded as of June 30, 2014, including $446,000 assumed in the Merger.  If recognized, the unrecognized tax benefit would reduce the 2014 annual effective tax rate by 0.3%.  During the three months and six months ended June 30, 2014, the Company accrued $5,000 and $1,000, respectively, of interest relating to its liability for unrecognized tax benefits.  Interest on unrecognized tax benefits is reported by the Company as a component of tax expense.  As of June 30, 2014, the accrued interest related to unrecognized tax benefits was $278,000, including $84,000 assumed in the Merger.

Note 14 – Earnings Per Common Share

Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share pursuant to the two-class method.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company's nonvested restricted stock awards qualify as participating securities.

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

The following is a computation of basic and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013:

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NUMERATORS:
Net income	$17,221	$26,253	$35,985	$49,614
Less:
Dividends and undistributed earnings allocated to participating securities (1)	83	197	196	380
Net earnings available to common shareholders	$17,138	$26,056	$35,789	$49,234
DENOMINATORS:
Weighted average number of common shares outstanding - basic	196,312	111,954	154,473	111,946
Effect of potentially dilutive common shares (2)	1,326	191	803	187
Weighted average number of common shares outstanding - diluted	197,638	112,145	155,276	112,133
EARNINGS PER COMMON SHARE:
Basic	$0.09	$0.23	$0.23	$0.44
Diluted	$0.09	$0.23	$0.23	$0.44

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)
Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units and warrants that were converted into warrants exercisable for Umpqua common shares in connection with the Sterling acquisition, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and six months ended June 30, 2014 and 2013.

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock options	519	863	273	933

Note 15 – Segment Information

The Company operates two primary segments: Community Banking and Home Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of June 30, 2014, the Community Banking segment operated 422 locations throughout Oregon, Washington, California, Idaho, and Nevada.

The Home Lending segment, which operates as a division of the Bank, originates, sells and services residential mortgage loans.

In the second quarter of 2014, the Company combined its Wealth Management segment into the Community Banking segment as Wealth Management no longer met the definition of an operating segment. The segment results for comparable periods have been modified to reflect the current period presentation.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Three Months Ended June 30, 2014
	Community	Home
	Banking	Lending	Consolidated
Interest income	$207,497	$17,470	$224,967
Interest expense	11,365	1,343	12,708
Net interest income	196,132	16,127	212,259
Provision for non-covered loan and lease losses	15,399	—	15,399
(Recapture of) provision for covered loan losses	(703)	—	(703)
Non-interest income	19,978	24,551	44,529
Non-interest expense	195,296	18,835	214,131
Income before income taxes	6,118	21,843	27,961
Provision for income taxes	2,003	8,737	10,740
Net income	4,115	13,106	17,221
Dividends and undistributed earnings allocated
to participating securities	83	—	83
Net earnings available to common shareholders	$4,032	$13,106	$17,138

	Six Months Ended June 30, 2014
	Community	Home
	Banking	Lending	Consolidated
Interest income	$317,654	$23,193	$340,847
Interest expense	18,855	1,895	20,750
Net interest income	298,799	21,298	320,097
Provision for non-covered loan and lease losses	20,799	—	20,799
(Recapture of) provision for covered loan losses	(132)	—	(132)
Non-interest income	32,465	35,071	67,536
Non-interest expense	284,630	26,019	310,649
Income before income taxes	25,967	30,350	56,317
Provision for income taxes	8,192	12,140	20,332
Net income	17,775	18,210	35,985
Dividends and undistributed earnings allocated
to participating securities	196	—	196
Net earnings available to common shareholders	$17,579	$18,210	$35,789

(in thousands)	Three Months Ended June 30, 2013
	Community	Home
	Banking	Lending	Consolidated
Interest income	$98,571	$5,444	$104,015
Interest expense	9,463	659	10,122
Net interest income	89,108	4,785	93,893
Provision for non-covered loan and lease losses	2,993	—	2,993
(Recapture of) provision for covered loan losses	(3,072)	—	(3,072)
Non-interest income	10,085	24,412	34,497
Non-interest expense	77,092	10,839	87,931
Income before income taxes	22,180	18,358	40,538
Provision for income taxes	6,942	7,343	14,285
Net income	15,238	11,015	26,253
Dividends and undistributed earnings allocated
to participating securities	197	—	197
Net earnings available to common shareholders	$15,041	$11,015	$26,056

	Six Months Ended June 30, 2013
	Community	Home
	Banking	Lending	Consolidated
Interest income	$197,306	$11,042	$208,348
Interest expense	18,934	1,332	20,266
Net interest income	178,372	9,710	188,082
Provision for non-covered loan and lease losses	9,981	—	9,981
(Recapture of) provision for covered loan losses	(2,840)	—	(2,840)
Non-interest income	20,371	48,141	68,512
Non-interest expense	152,552	21,141	173,693
Income before income taxes	39,050	36,710	75,760
Provision for income taxes	11,462	14,684	26,146
Net income	27,588	22,026	49,614
Dividends and undistributed earnings allocated
to participating securities	380	—	380
Net earnings available to common shareholders	$27,208	$22,026	$49,234

(in thousands)	June 30, 2014
	Community	Home
	Banking	Lending	Consolidated
Total assets	$19,652,350	$2,389,879	$22,042,229
Total loans and leases (covered and non-covered)	$13,200,865	$1,952,392	$15,153,257
Total deposits	$16,277,293	$45,707	$16,323,000

(in thousands)	December 31, 2013
	Community	Home
	Banking	Lending	Consolidated
Total assets	$10,949,050	$687,062	$11,636,112
Total loans and leases (covered and non-covered)	$7,186,366	$532,029	$7,718,395
Total deposits	$9,090,959	$26,701	$9,117,660

Note 16 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of June 30, 2014 and December 31, 2013, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)		June 30, 2014		December 31, 2013
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$840,420	$840,420	$790,423	$790,423
Trading securities	1,2	9,420	9,420	5,958	5,958
Securities available for sale	2	2,588,969	2,588,969	1,790,978	1,790,978
Securities held to maturity	3	5,519	5,783	5,563	5,874
Loans held for sale	2	328,968	328,968	104,664	104,664
Non-covered loans and leases, net	3	14,732,350	14,724,066	7,269,089	7,250,596
Covered loans, net	3	297,610	301,961	363,992	409,555
Restricted equity securities	1	122,194	122,194	30,685	30,685
Residential mortgage servicing rights	3	114,192	114,192	47,765	47,765
Bank owned life insurance assets	1	292,714	292,714	96,938	96,938
FDIC indemnification asset	3	11,293	3,329	23,174	6,001
Derivatives	2,3	24,210	24,210	17,921	17,921
Visa Class B common stock	3	—	40,733	—	41,700
FINANCIAL LIABILITIES:
Deposits	1,2	$16,323,000	$16,326,488	$9,117,660	$9,125,832
Securities sold under agreements to repurchase	2	315,025	315,025	224,882	224,882
Term debt	2	1,057,915	1,083,704	251,494	270,004
Junior subordinated debentures, at fair value	3	246,077	246,077	87,274	87,274
Junior subordinated debentures, at amortized cost	3	101,737	72,894	101,899	72,009
Derivatives	2	25,904	25,904	14,562	14,562

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$588	$—	$588	$—
Equity securities	4,244	4,244	—	—
Other investments securities(1)	4,588	—	4,588	—
Available for sale securities
U.S. Treasury and agencies	233	—	233	—
Obligations of states and political subdivisions	348,979	—	348,979	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,237,741	—	2,237,741	—
Investments in mutual funds and other equity securities	2,016	—	2,016	—
Loans held for sale, at fair value	322,912		322,912
Residential mortgage servicing rights, at fair value	114,192	—	—	114,192
Derivatives
Interest rate lock commitments	4,580	—	—	4,580
Interest rate forward sales commitments	21	—	21	—
Interest rate swaps	19,609	—	19,609	—
Total assets measured at fair value	$3,059,703	$4,244	$2,936,687	$118,772
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$246,077	$—	$—	$246,077
Derivatives
Interest rate lock commitments	175	—	—	175
Interest rate forward sales commitments	4,700	—	4,700	—
Interest rate swaps	21,029	—	21,029	—
Total liabilities measured at fair value	$271,981	$—	$25,729	$246,252

(in thousands)	December 31, 2013
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$2,366	$—	$2,366	$—
Equity securities	3,498	3,498	—	—
Other investments securities(1)	94	—	94	—
Available for sale securities
U.S. Treasury and agencies	268	—	268	—
Obligations of states and political subdivisions	235,205	—	235,205	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,553,541	—	1,553,541	—
Investments in mutual funds and other equity securities	1,964	—	1,964	—
Loans held for sale, at fair value	104,664		104,664
Residential mortgage servicing rights, at fair value	47,765	—	—	47,765
Derivatives
Interest rate lock commitments	706	—	—	706
Interest rate forward sales commitments	1,250	—	1,250	—
Interest rate swaps	15,965	—	15,965	—
Total assets measured at fair value	$1,967,286	$3,498	$1,915,317	$48,471
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$87,274	$—	$—	$87,274
Derivatives
Interest rate lock commitments	—	—	—	—
Interest rate forward sales commitments	6	—	6	—
Interest rate swaps	14,556	—	14,556	—
Total liabilities measured at fair value	$101,836	$—	$14,562	$87,274

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

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

Residential Mortgage Servicing Rights - The fair value of mortgage servicing rights is estimated using a discounted cash flow model.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Management believes the significant inputs utilized are indicative of those that would be used by market participants.

Bank Owned Life Insurance Assets – Fair values of insurance policies owned are based on the insurance contract's cash surrender value.

FDIC Indemnification Asset - The FDIC indemnification asset is calculated as the expected future cash flows under the loss-share agreement discounted by a rate reflective of the creditworthiness of the FDIC as would be required from the market.

Visa Inc. Class B Common Stock - The fair value of Visa Class B common stock is estimated by applying a 5% discount to the value of the unredeemed Class A equivalent shares.  The discount primarily represents the risk related to the further potential reduction of the conversion ratio between Class B and Class A shares and a liquidity risk premium.

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

Securities Sold under Agreements to Repurchase - For short-term instruments, including securities sold under agreements to repurchase and federal funds purchased, the carrying amount is a reasonable estimate of fair value.

Term Debt—The fair value of medium term notes is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can currently be obtained.

Junior Subordinated Debentures - The fair value of junior subordinated debentures is estimated using an income approach valuation technique.  The significant inputs utilized in the estimation of fair value of these instruments are the credit risk adjusted spread and three month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability, contemplating the inherent risk of the obligation. The Company periodically utilizes an external valuation firm to determine or validate the reasonableness of inputs and factors that are used to determine the fair value. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants.  Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure.

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments ("CVA") associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2014, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2014:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average (Range)
Residential mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	11.58%
		Discount Rate	9.14%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	75.4%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	6.18%

Generally, any significant increases in the constant prepayment rate and discount rate utilized in the fair value measurement of the residential mortgage servicing rights will result in negative fair value adjustments (and a decrease in the fair value measurement). Conversely, a decrease in the constant prepayment rate and discount rate will result in a positive fair value adjustment (and increase in the fair value measurement).

An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments (and an increase in the fair value measurement.) Conversely, a decrease in the pull-through rate will result in a negative fair value adjustment (and a decrease in the fair value measurement.)

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of June 30, 2014, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2014 and 2013.

(in thousands)
Three Months Ended June 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2014
Residential mortgage servicing rights	$49,220	$(3,160)	$68,132	$—	$114,192	$(2,601)
Interest rate lock commitment, net	1,394	(4,806)	12,937	(5,120)	4,405	4,405
Junior subordinated debentures, at fair value	87,800	3,277	156,840	(1,840)	246,077	3,277

2013
Residential mortgage servicing rights	$32,097	$1,387	$4,708	$—	$38,192	$2,544
Interest rate lock commitment, net	3,946	(3,946)	21,656	(21,018)	638	638
Junior subordinated debentures, at fair value	85,616	1,519	—	(976)	86,159	1,519

(in thousands)
Six Months Ended June 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2014
Residential mortgage servicing rights	$47,765	$(4,113)	$70,540	$—	$114,192	$(394)
Interest rate lock commitment, net	706	(4,118)	16,177	(8,360)	4,405	4,405
Junior subordinated debentures, at fair value	87,274	4,767	156,840	(2,804)	246,077	4,767

2013
Residential mortgage servicing rights	$27,428	$(346)	$11,110	$—	$38,192	$(344)
Interest rate lock commitment, net	1,478	(1,478)	35,135	(34,497)	638	638
Junior subordinated debentures, at fair value	85,081	3,030	—	(1,952)	86,159	3,030

Losses on residential mortgage servicing rights carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on interest rate lock commitments carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on junior subordinated debentures carried at fair value are recorded within its own line item in non-interest income.  The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities.

Additionally, from time to time, certain assets are measured at fair value on a nonrecurring basis.  These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment.

Fair Value of Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table presents information about the Company's assets and liabilities measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period.  The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

(in thousands)	June 30, 2014
	Total	Level 1	Level 2	Level 3
Non-covered loans and leases	$16,301	$—	$—	$16,301
Non-covered other real estate owned	698	—	—	698
Covered other real estate owned	—	—	—	—
	$16,999	$—	$—	$16,999

(in thousands)	December 31, 2013
	Total	Level 1	Level 2	Level 3
Non-covered loans and leases	$20,421	$—	$—	$20,421
Non-covered other real estate owned	1,986	—	—	1,986
Covered other real estate owned	2,770	—	—	2,770
	$25,177	$—	$—	$25,177

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2014 and 2013:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Non-covered loans and leases	$2,674	$3,878	$5,259	$12,157
Non-covered other real estate owned	16	68	115	437
Covered other real estate owned	—	126	—	680
Total loss from nonrecurring measurements	$2,690	$4,072	$5,374	$13,274

The non-covered loans and leases amount above represents impaired, collateral-dependent loans that have been adjusted to fair value.  When we identify a collateral-dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs.  Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals.  If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses.  The loss represents charge-offs or impairments on collateral-dependent loans for fair value adjustments based on the fair value of collateral.

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014			December 31, 2013
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$322,912	$307,450	$15,462	$104,664	$101,795	$2,869

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of mortgage banking revenue, net in the Consolidated Statements of Income. For the three and six months ended June 30, 2014 the Company recorded a net increase of $12.3 million and $12.6 million, respectively, for the three and six months ended June 30, 2013, the Company recorded a net decrease of $6.0 million and $16.8 million, respectively, representing the change in fair value reflected in earnings.

There were no nonaccrual residential mortgage loans held for sale or residential mortgage loans held for sale 90 days or more past due and still accruing interest as of June 30, 2014 and December 31, 2013, respectively.
The Company selected the fair value measurement option for existing junior subordinated debentures (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling. The remaining junior subordinated debentures were acquired through previous business combinations and were measured at fair value at the time of acquisition and subsequently measured at amortized cost.

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

Due to inactivity in the junior subordinated debenture market and the lack of observable quotes of our, or similar, junior subordinated debenture liabilities or the related trust preferred securities when traded as assets, we utilize an income approach valuation technique to determine the fair value of these liabilities using our estimation of market discount rate assumptions. The Company monitors activity in the trust preferred and related markets, to the extent available, changes related to the current and anticipated future interest rate environment, and considers our entity-specific creditworthiness, to validate the reasonableness of the credit risk adjusted spread and effective yield utilized in our discounted cash flow model.  Regarding the activity in and condition of the junior subordinated debt market, we noted no observable changes in the current period as it relates to companies comparable to our size and condition, in either the primary or secondary markets.  Relating to the interest rate environment, we considered the change in slope and shape of the forward LIBOR swap curve in the current period, the effects of which did not result in a significant change in the fair value of these liabilities.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates" and "intends" and words or phrases of similar meaning. We make forward-looking statements regarding our liquidity and projected sources of funds and use of proceeds; availability of acquisition and growth opportunities; dividends; adequacy of our allowance for loan and lease losses and reserve for unfunded commitments; provision for loan and lease losses; performance of troubled debt restructurings; our commercial real estate portfolio and subsequent charge-offs; our covered loan portfolio and the FDIC indemnification asset; the benefits of the Sterling and FinPac acquisitions; cost of interest bearing deposits and pricing strategy; valuation and the potential redemption of junior subordinated debentures; the impact of Basel III on our capital ratios; the impact, and mitigation of LIBOR changes with respect to junior subordinated debentures; and the impact of accounting pronouncements. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:

•	our ability to attract new deposits and loans and leases;

•	demand for financial services in our market areas;

•	competitive market pricing factors;

•	deterioration in economic conditions that could result in increased loan and lease losses;

•	risks associated with concentrations in real estate related loans;

•	market interest rate volatility;

•	compression of our net interest margin;

•	stability of funding sources and continued availability of borrowings;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth;

•	our ability to recruit and retain key management and staff;

•	availability of, and competition for acquisition opportunities;

•	risks associated with merger and acquisition integration;

•	significant decline in the market value of the Company that could result in an impairment of goodwill;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on the Bank's ability to pay dividends to the Company;

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and related rules and regulations on the Company's business operations and competitiveness, including the impact of executive compensation restrictions, which may affect the Company's ability to retain and recruit executives in competition with firms in other industries who do not operate under those restrictions;

•
the impact of the Dodd-Frank Act on the Company's interest expense, FDIC deposit insurance assessments, regulatory compliance expenses, and interchange fee revenue, which includes a  maximum permissible interchange fee that an issuer may receive for an electronic debit transaction, resulting in a decrease in interchange revenue on an average transaction; and

•	the impact of "Basel III" capital rules that could require the Company to adjust the fair value, including the acceleration of losses, of the trust preferred securities.

•
benefits from the Merger may not be fully realized or may take longer to realize than expected, including as a result of changes in general economic and market conditions, interest rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which we operate;

•	Sterling's business may not be integrated into Umpqua's successfully, or such integration may take longer to accomplish than expected;

•	the anticipated growth opportunities and cost savings from the Merger may not be fully realized or may take longer to realize than expected;

•	operating costs, customer losses and business disruption following the Merger, including adverse developments in relationships with employees, may be greater than expected; and

•	management's time and effort will be diverted to the resolution of Merger-related issues.
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

General
Umpqua Holdings Corporation (referred to in this report as "we," "our," "Umpqua," and "the Company"), an Oregon corporation, is a financial holding company with two principal operating subsidiaries, Umpqua Bank (the "Bank") and Umpqua Investments, Inc. ("Umpqua Investments").

Headquartered in Roseburg, Oregon, the Bank is considered one of the most innovative community banks in the United States and has implemented a variety of retail marketing strategies to increase revenue and differentiate the Bank from its competition. The Bank combines a high touch customer experience with the sophisticated products and expertise of a commercial bank. The Bank provides a wide range of banking, wealth management, mortgage and other financial services to corporate, institutional and individual customers. The Bank also owns Financial Pacific Leasing, Inc., a commercial equipment leasing company.

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

Executive Overview

Significant items for the three and six months ended June 30, 2014 were as follows:

•
Net earnings available to common shareholders per diluted common share were $0.09 and $0.23 for the three and six months ended June 30, 2014, as compared to $0.23 and $0.44 for the three and six months ended June 30, 2013.  Operating income per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, were $0.27 and $0.50 for the three and six months ended June 30, 2014, as compared to operating income per diluted common share of $0.24 and $0.46 for the three and six months ended June 30, 2013.  Operating income per diluted share is considered a "non-GAAP" financial measure.  More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•
Net interest margin, on a tax equivalent basis was 5.01% and 4.74% for the three and six months ended June 30, 2014, compared to 3.73% and 3.75% for the three and six months ended June 30, 2013.  The increase in net interest margin for the three and six months ended June 30, 2014 is primarily attributable to the acquisitions of Sterling and of FinPac and the related loan discount and deposit premium accretion. Excluding the impact of loan disposal gains from the covered loan portfolio, and interest and fee reversals on non-accrual loans, our adjusted net interest margin was 4.85% and 4.58% for the three and six months ended June 30, 2014, as compared to adjusted net interest margin of 3.57% and 3.63% for the three and six months ended June 30, 2013. Adjusted net interest margin is considered a

"non-GAAP" financial measure. More information regarding this measurement and reconciliation to the comparable Generally Accepted Accounting Principles ("GAAP") measurement is provided under the heading Results of Operations - Overview below.

•
The provision for non-covered loan and lease losses was $15.4 million and $20.8 million for the three and six months ended June 30, 2014, as compared to the $3.0 million and $10.0 million recognized for the three and six months ended June 30, 2013. This increase in the provision related primarily to new loan production from former Sterling offices, growth in the FinPac lease portfolio and organic loan growth.

•
Residential mortgage banking revenue was $24.3 million and $34.8 million for the three and six months ended June 30, 2014, compared to $24.3 million and $47.9 million for the three and six months ended June 30, 2013.  Closed for sale mortgage volume increased 20.4% in the three months ended June 30, 2014, compared to the prior year same period, due to the Sterling merger, partially offset by lower refinance activity. The 14.8% decrease in closed for sale mortgage volume in the six months ended June 30, 2014, compared to the prior year same period was due to lower refinance activity partially offset by the Sterling acquisition.

•
Total gross non-covered loans and leases were $14.8 billion as of June 30, 2014, an increase of $7.5 billion, as compared to December 31, 2013.  In addition to the loans acquired in the Sterling acquisition, organic loan growth of $350.3 million contributed to the increase.

•
Total deposits were $16.3 billion as of June 30, 2014, an increase of $7.2 billion, as compared to December 31, 2013.  The increase was primarily attributed to the deposits acquired in the Sterling acquisition along with organic deposit growth of $344.5 million.

•	Total consolidated assets were $22.0 billion as of June 30, 2014, compared to $11.6 billion at December 31, 2013.

•
Non-covered, non-performing assets were $79.4 million, or 0.36% of total assets, as of June 30, 2014, as compared to $57.2 million, or 0.49% of total assets, as of December 31, 2013.  Non-covered, non-performing loans were $53.3 million, or 0.36% of total non-covered loans, as of June 30, 2014, as compared to $35.3 million, or 0.48% of total non-covered loans as of December 31, 2013.

•
Net charge-offs on non-covered loans were $4.1 million for the three months ended June 30, 2014, or 0.12% of average non-covered loans and leases (annualized), as compared to net charge-offs of $1.8 million, or 0.11% of average non-covered loans and leases (annualized), for the three months ended June 30, 2013. Net charge-offs on non-covered loans were $8.1 million for the six months ended June 30, 2014, or 0.16% of average non-covered loans and leases (annualized), as compared to net charge-offs of $9.5 million, or 0.29% of average non-covered loans and leases (annualized), for the six months ended June 30, 2013.

•	Total risk based capital was 14.2% as of June 30, 2014, compared to 14.7% as of December 31, 2013.

•	Cash dividends declared in the second quarter of 2014 were $0.15 per common share, compared to cash dividends declared in the second quarter of 2013 of $0.20 per common share.

•
The Company completed the Merger with Sterling on April 18, 2014. After fair value adjustments, Umpqua Bank acquired assets totaling $9.9 billion, non-covered loans and leases totaling $7.1 billion, and deposits totaling $7.1 billion. The Company recorded $1.0 billion of goodwill in connection with the Merger. Subsequent to the Merger, and prior to the end of the second quarter of 2014, the Company completed the required divestiture of six stores to another financial institution, which included $88.3 million of loans and $211.5 million of deposits. The operations of Sterling are included in our operating results beginning on April 19, 2014.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality and adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process.  The Bank's risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. The Bank has a management Allowance for Loan and Lease Losses ("ALLL") Committee, which is responsible for, among other things, regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews and approves loans and leases recommended for impaired status.  The ALLL Committee also approves removing loans and leases from impaired status.  The Bank's Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.

Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan and lease losses provided for that group of loans and leases with similar risk rating. Credit loss factors may vary by region based on management's belief that there may ultimately be different credit loss rates experienced in each region.

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designated loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize an impairment reserve as a specific component to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral-dependent loans if it is determined that such amount represents a confirmed loss.  The combination of the risk rating-based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan and lease losses.

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

The reserve for unfunded commitments ("RUC") is established to absorb inherent losses associated with our commitment to lend funds, such as with a letter or line of credit. The adequacy of the ALLL and RUC are monitored on a regular basis and are based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio's risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information.

Management believes that the ALLL and RUC was adequate as of June 30, 2014. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 80% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL.

Covered Loans and FDIC Indemnification Asset

Loans acquired in an FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as "covered loans" and reported separately in our statements of financial condition. The acquired loans were aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were input into an accounting loan system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions are periodically reassessed and updated within the accounting model to update our expectation of future cash flows. The excess of the cash flows expected to be collected over a pool's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows.

The Company has elected to account for amounts receivable under the loss-share agreements as an indemnification asset. The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the relevant loss-share agreement. The difference between the carrying value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted or amortized into non-interest income over the life of the FDIC indemnification asset, which is maintained at the loan pool level.

Residential Mortgage Servicing Rights ("MSR")

The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company measures its residential mortgage servicing assets at fair value and reports changes in fair value through earnings.  Fair value adjustments encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are separately reported. Under the fair value method, the MSR is carried on the balance sheet at fair value and the changes in fair value are reported in earnings under the caption residential mortgage banking revenue in the period in which the change occurs.

Retained MSR are measured at fair values as of the date of sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available.

The expected life of the loan can vary from management's estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management's estimates would negatively impact the recorded value of the MSR. The value of the MSR is also dependent upon the discount rate used in the model, which is based on management's ongoing review of current market rates. A significant increase in the discount rate would reduce the value of the MSR. Additional information is included in Note 8 of the Notes to Consolidated Financial Statements.

Valuation of Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for goodwill on an annual basis as of December 31.  Additionally, goodwill and other intangible assets are evaluated on an interim basis when events or circumstance indicate impairment potentially exists.  The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in impairment of all, or some portion of, goodwill or other intangible assets.

The Company has the option to perform a qualitative assessment before completing the goodwill impairment test two-step process.  The first step compares the fair value of a reporting unit to its carrying value.  If the reporting unit's fair value is less than its carrying value, the Company would be required to proceed to the second step.  In the second step the Company calculates the implied fair value of the reporting unit's goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss would be recognized as a charge to earnings in an amount equal to that excess. The Company performs the qualitative assessment on an annual basis and in between if certain events or circumstances indicate goodwill may be impaired.

Stock-based Compensation

We recognize expense in the income statement for the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees' requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each grant is estimated as of the grant date using the Black-Scholes option-pricing model or a Monte Carlo simulation pricing model. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the pricing model, and ultimately, the expense that will be recognized over the life of the option. Additional information is included in Note 12 of the Notes to Consolidated Financial Statements.

Fair Value

A hierarchical disclosure framework is used based on the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 16 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board "FASB" issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial statements.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the new standard will have on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The ASU also requires new and expanded disclosures. This ASU is effective for the first interim or annual period beginning after December 15, 2014. The adoption of ASU No. 2014-11 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU can be applied prospectively or retrospectively and are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company is currently reviewing the requirements of ASU No. 2014-12, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.

Results of Operations

Overview

For the three months ended June 30, 2014, net earnings available to common shareholders were $17.1 million, or $0.09 per diluted common share, as compared to net earnings available to common shareholders of $26.1 million, or $0.23 per diluted common share for the three months ended June 30, 2013.  For the six months ended June 30, 2014, net earnings available to common shareholders were $35.8 million, or $0.23 per diluted common share, as compared to net earnings available to common shareholders of $49.2 million, or $0.44 per diluted common share for the six months ended June 30, 2013. The decrease in net earnings for the three and six months ended June 30, 2014 compared to the same period of the prior year was principally attributable to expenses associated with the Sterling merger, partially offset by the income contribution from the operations acquired from Sterling.

Umpqua recognizes gains or losses on our junior subordinated debentures carried at fair value resulting from the estimated market credit risk adjusted spread and changes in interest rates that do not directly correlate with the Company's operating performance.  Also, Umpqua incurs significant expenses related to the completion and integration of mergers and acquisitions. Additionally, we may recognize goodwill impairment losses that have no direct effect on the Company's or the Bank's cash balances, liquidity, or regulatory capital ratios. Lastly, Umpqua may recognize one-time bargain purchase gains on certain FDIC-assisted acquisitions that are not reflective of Umpqua's on-going earnings power.  Accordingly, management believes that our operating results are best measured on a comparative basis excluding the impact of gains or losses on junior subordinated debentures measured at fair value, net of tax, merger-related expenses, net of tax, and other charges related to business combinations such as goodwill impairment charges or bargain purchase gains, net of tax. We define operating earnings as earnings available to common shareholders before gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains on acquisitions, net of tax, merger related expenses, net of tax, and goodwill impairment, and we calculate operating earnings per diluted share by dividing operating earnings by the same diluted share total used in determining diluted earnings per common share.

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the three and six months ended June 30, 2014 and 2013:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings available to common shareholders	$17,138	$26,056	$35,789	$49,234
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	821	328	1,147	653
Merger-related expenses, net of tax	35,926	486	40,999	1,405
Operating earnings	$53,885	$26,870	$77,935	$51,292
Per diluted share:
Net earnings available to common shareholders	$0.09	$0.23	$0.23	$0.44
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	—	—	0.01	0.01
Merger-related expenses, net of tax	0.18	0.01	0.26	0.01
Operating earnings	$0.27	$0.24	$0.50	$0.46

Management believes adjusted net interest income and adjusted net interest margin are useful financial measures because they enable investors to evaluate the underlying growth or compression in these values excluding interest income adjustments related to credit quality.  Management uses these measures to evaluate adjusted net interest income operating results exclusive of credit costs, in order to monitor our effectiveness in growing higher interest yielding assets and managing our cost of interest bearing liabilities over time. Adjusted net interest income is calculated as net interest income, adjusting tax exempt interest income to its taxable equivalent, adding back interest and fee reversals related to new non-accrual loans during the period, and deducting the interest income gains recognized from loan disposition activities within covered loan pools.  Adjusted net interest margin is calculated by dividing annualized adjusted net interest income by a period's average interest earning assets. Adjusted net interest income and adjusted net interest margin are considered "non-GAAP" financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements (unaudited) in Item 1.

The following table presents a reconciliation of net interest income to adjusted net interest income and net interest margin to adjusted net interest margin for the three and six months ended June 30, 2014 and 2013:

Reconciliation of Net Interest Income to Adjusted Net Interest Income and Net Interest Margin to Adjusted Net Interest Margin

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net interest income - tax equivalent basis (1)	$213,653	$95,046	$322,583	$190,405
Adjustments:
Interest and fee reversals on non-accrual loans	450	33	572	1,118
Covered loan disposal gains	(7,128)	(4,237)	(11,387)	(7,391)
Adjusted net interest income - tax equivalent basis (1)	$206,975	$90,842	$311,768	$184,132
Average interest earning assets	$17,116,070	$10,218,611	$13,731,892	$10,234,539
Net interest margin - consolidated (1)	5.01%	3.73%	4.74%	3.75%
Adjusted net interest margin - consolidated (1)	4.85%	3.57%	4.58%	3.63%

(1)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.4 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively, and $2.5 million and $2.3 million for the six months ended June 30, 2014 and 2013, respectively.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three and six months ended June 30, 2014 and 2013. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating income as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill and other intangibles, net. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and other intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Returns on average assets:
Net earnings available to common shareholders	0.34%	0.91%	0.46%	0.87%
Operating earnings	1.08%	0.94%	0.99%	0.90%
Returns on average common shareholders' equity:
Net earnings available to common shareholders	2.05%	6.04%	2.83%	5.74%
Operating earnings	6.45%	6.23%	6.17%	5.98%
Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	4.06%	10.00%	5.42%	9.50%
Operating earnings	12.76%	10.31%	11.81%	9.89%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$3,350,836	$1,728,354	$2,549,211	$1,729,440
Less: average goodwill and other intangible assets, net	(1,656,687)	(683,446)	(1,218,779)	(684,035)
Average tangible common shareholders' equity	$1,694,149	$1,044,908	$1,330,432	$1,045,405

Additionally, management believes tangible common equity and the tangible common equity ratio are meaningful measures of capital adequacy. Umpqua believes the exclusion of certain intangible assets in the computation of tangible common equity and the tangible common equity ratio provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company.  Tangible common equity is calculated as total shareholders' equity less goodwill and other intangible assets, net (excluding MSR).  In addition, tangible assets are total assets less goodwill and other intangible assets, net (excluding MSR).  The tangible common equity ratio is calculated as tangible common shareholders' equity divided by tangible assets. Tangible common equity and the tangible common equity ratio are considered non-GAAP financial measures and should be viewed in conjunction with total shareholders' equity and the total shareholders' equity ratio. The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of June 30, 2014 and December 31, 2013:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	June 30,	December 31,
	2014	2013
Total shareholders' equity	$3,729,060	$1,727,426
Subtract:
Goodwill and other intangible assets, net	1,842,670	776,683
Tangible common shareholders' equity	$1,886,390	$950,743
Total assets	$22,042,229	$11,636,112
Subtract:
Goodwill and other intangible assets, net	1,842,670	776,683
Tangible assets	$20,199,559	$10,859,429
Tangible common equity ratio	9.34%	8.75%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Net Interest Income

Net interest income is the largest source of our operating income. Net interest income for the three months ended June 30, 2014 was $212.3 million, an increase of $118.4 million, compared to the same period in 2013. Net interest income for the six months ended June 30, 2014 was $320.1 million, an increase of $132.0 million compared to the same period in 2013. The increases in net interest income for the three and six months ended June 30, 2014 as compared to the same periods in 2013 are primarily attributable to an increase in average non-covered loans and leases and average investment securities available for sale as a result of the Sterling merger, partially offset by the increase in average interest-bearing liabilities also primarily due to the Sterling merger.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 5.01% for the three months ended June 30, 2014, an increase of 128 basis points as compared to the same period in 2013.  The net interest margin on a fully tax equivalent basis was 4.74% for the six months ended June 30, 2014, an increase of 99 basis points as compared to the same period in 2013. The increases in net interest margin for the three and six months ended June 30, 2014 as compared to the same periods in the prior year primarily resulted from an increase in loan yields and the increase in average non-covered loans outstanding. The increase is primarily driven by improved loan to deposit ratio resulting from the acquisitions of Sterling and FinPac (which were not reflected in the prior year results), the accretion of the loan and lease discounts related to the Sterling and FinPac acquisitions, the higher yields related to the FinPac portfolio, and the increase in loan disposal activities associated with the covered loan portfolio.

Loan disposal related activities within the covered loan portfolio, either through loans being paid off in full or transferred to other real estate owned ("OREO"), result in gains within covered loan interest income to the extent assets received in satisfaction of debt (such as cash or the net realizable value of OREO received) exceeds the allocated carrying value of the loan disposed of from the pool.  Loan disposal activities contributed $7.1 million of interest income for the three months ended June 30, 2014 compared to $4.2 million of interest income during the three months ended June 30, 2013. Loan disposal activities contributed $11.4 million of interest income for the six months ended June 30, 2014 compared to $7.4 million of interest income during the six months ended June 30, 2013.

Net interest income for the three and six months ended June 30, 2014 was negatively impacted by the $450,000 and $572,000 reversal of interest and fee income on non-covered, non-accrual loans, as compared to the $33,000 and $1.1 million reversal of interest and fee income during the three and six months ended June 30, 2013.  Excluding the impact of covered loan disposal gains and interest and fee income reversals on non-covered, non-accrual loans, tax equivalent net interest margin would have been 4.85% and 4.58% for the three and six months ended June 30, 2014 and 3.57% and 3.63% for the three and six months ended June 30, 2013.

Adding to the increase in net interest margin in the current quarter as compared to the same period of the prior year is the continued reduction of the cost of interest-bearing liabilities, specifically interest-bearing deposits.  The total cost of interest-bearing deposits for the three and six months ended June 30, 2014 was 0.22% and 0.23%, representing a 13 and 11 basis point decrease compared to the three and six months ended June 30, 2013.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2014 and 2013:

Average Rates and Balances

(dollars in thousands)	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$211,694	$2,269	4.30%	$140,802	$1,240	3.53%
Non-covered loans and leases (1)	13,355,455	190,792	5.73%	6,710,803	77,194	4.61%
Covered loans, net	318,432	15,931	20.07%	428,003	14,750	13.82%
Taxable securities	2,242,414	12,827	2.29%	2,062,819	8,193	1.59%
Non-taxable securities (2)	315,488	4,003	5.08%	253,975	3,390	5.34%
Temporary investments and interest-bearing deposits	672,587	539	0.32%	622,209	401	0.26%
Total interest earning assets	17,116,070	226,361	5.30%	10,218,611	105,168	4.13%
Allowance for non-covered loan and lease losses	(89,153)			(84,450)
Other assets	3,009,825			1,313,707
Total assets	$20,036,742			$11,447,868
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$1,789,180	$222	0.05%	$1,153,104	$246	0.09%
Money market deposits	5,469,196	1,777	0.13%	3,244,463	849	0.11%
Savings deposits	852,898	92	0.04%	504,790	68	0.05%
Time deposits	2,837,717	3,984	0.56%	1,901,522	4,701	0.99%
Repurchase agreements	320,594	203	0.25%	164,960	33	0.08%
Term debt	933,663	3,364	1.45%	252,769	2,305	3.66%
Junior subordinated debentures	317,970	3,066	3.87%	187,676	1,920	4.10%
Total interest-bearing liabilities	12,521,218	12,708	0.41%	7,409,284	10,122	0.55%
Non-interest-bearing deposits	3,963,233			2,210,760
Other liabilities	201,455			99,470
Total liabilities	16,685,906			9,719,514
Common equity	3,350,836			1,728,354
Total liabilities and shareholders' equity	$20,036,742			$11,447,868
NET INTEREST INCOME		$213,653			$95,046
NET INTEREST SPREAD			4.89%			3.58%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			5.30%			4.13%
INTEREST EXPENSE TO EARNING ASSETS			0.29%			0.40%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			5.01%			3.73%

(1)	Non-covered non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.4 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively.

(dollars in thousands)	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$144,835	$3,077	4.28%	$164,281	$2,830	3.47%
Non-covered loans and leases (1)	10,386,511	281,252	5.46%	6,683,436	154,149	4.65%
Covered loans, net	333,114	28,649	17.34%	443,889	29,330	13.32%
Taxable securities	1,904,508	22,168	2.35%	2,182,326	16,861	1.55%
Non-taxable securities (2)	273,736	7,207	5.31%	257,137	6,848	5.33%
Temporary investments and interest bearing deposits	689,188	980	0.29%	503,470	653	0.26%
Total interest earning assets	13,731,892	343,333	5.04%	10,234,539	210,671	4.15%
Allowance for non-covered loan and lease losses	(88,118)			(84,577)
Other assets	2,216,975			1,322,259
Total assets	$15,860,749			$11,472,221
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	$1,490,029	$434	0.06%	$1,177,032	$554	0.09%
Money market deposits	4,451,656	2,671	0.12%	3,258,477	1,763	0.11%
Savings deposits	712,162	180	0.05%	497,243	142	0.06%
Time deposits	2,180,410	6,638	0.61%	1,937,434	9,283	0.97%
Repurchase agreements	280,779	244	0.18%	148,855	64	0.09%
Term debt	594,312	5,637	1.91%	253,036	4,578	3.65%
Junior subordinated debentures	253,861	4,946	3.93%	190,145	3,882	4.12%
Total interest-bearing liabilities	9,963,209	20,750	0.42%	7,462,222	20,266	0.55%
Non-interest-bearing deposits	3,192,896			2,183,089
Other liabilities	155,433			97,470
Total liabilities	13,311,538			9,742,781
Common equity	2,549,211			1,729,440
Total liabilities and shareholders' equity	$15,860,749			$11,472,221
NET INTEREST INCOME		$322,583			$190,405
NET INTEREST SPREAD			4.62%			3.60%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			5.04%			4.15%
INTEREST EXPENSE TO EARNING ASSETS			0.30%			0.40%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.74%			3.75%

(1)	Non-covered non-accrual loans and leases are included in the average balance.
(2) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $2.5 million and $2.3 million for the six months ended June 30, 2014 and 2013, respectively.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and six months ended June 30, 2014 as compared to the same periods in 2013. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)	Three Months Ended June 30,
	2014 compared to 2013
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$719	$310	$1,029
Non-covered loans and leases	91,292	22,306	113,598
Covered loans, net	(4,393)	5,574	1,181
Taxable securities	765	3,869	4,634
Non-taxable securities (1)	787	(174)	613
Temporary investments and interest bearing deposits	34	104	138
Total (1)	89,204	31,989	121,193
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	104	(128)	(24)
Money market deposits	686	242	928
Savings deposits	40	(16)	24
Time deposits	1,781	(2,498)	(717)
Repurchase agreements	52	118	170
Term debt	3,142	(2,083)	1,059
Junior subordinated debentures	1,262	(116)	1,146
Total	7,067	(4,481)	2,586
Net increase in net interest income (1)	$82,137	$36,470	$118,607

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

(in thousands)	Six Months Ended June 30,
	2014 compared to 2013
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(361)	$608	$247
Non-covered loans and leases	96,721	30,382	127,103
Covered loans, net	(8,319)	7,638	(681)
Taxable securities	(2,365)	7,672	5,307
Non-taxable securities (1)	438	(79)	359
Temporary investments and interest bearing deposits	259	68	327
Total (1)	86,373	46,289	132,662
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	124	(244)	(120)
Money market	700	208	908
Savings	55	(17)	38
Time deposits	1,056	(3,702)	(2,646)
Repurchase agreements	84	96	180
Term debt	1,249	(184)	1,065
Junior subordinated debentures	4,003	(2,944)	1,059
Total	7,271	(6,787)	484
Net increase in net interest income (1)	$79,102	$53,076	$132,178

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan and Lease Losses

The provision for non-covered loan and lease losses was $15.4 million and $20.8 million for the three and six months ended June 30, 2014, as compared to $3.0 million and $10.0 million for the same periods in 2013.  As an annualized percentage of average outstanding non-covered loans and leases, the provision for loan and lease losses recorded for the three and six months ended June 30, 2014 was 0.46% and 0.40% as compared to 0.18% and 0.30% in the same periods in 2013.

The increase in the provision for loan and lease losses in the three and six months ended June 30, 2014 as compared to the same periods in 2013 was principally attributable to new loan production from the acquired Sterling offices, growth in the FinPac portfolio and organic loan growth from the Bank.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral-dependent loans.  Therefore, the non-covered, non-accrual loans of $48.4 million as of June 30, 2014 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for non-covered loan and lease losses is based on management's evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for non-covered loan and lease losses. Additional discussion on loan quality and the allowance for non-covered loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

The recapture of provision for covered loan losses was $703,000 and $132,000 for the three and six months ended June 30, 2014, as compared to the recapture of provision for covered loan losses of $3.1 million and $2.8 million for the same periods in 2013.  These changes are primarily due to the continued improvement in the amount and the timing of expected cash flows on the acquired loans compared to those previously estimated, and charge-offs of unpaid principal balance, as measured on a pool basis.

Non-Interest Income

Non-interest income for the three months ended June 30, 2014 was $44.5 million, an increase of $10.0 million, or 29.1%, as compared to the same period in 2013. Non-interest income for the six months ended June 30, 2014 was $67.5 million, a decrease of $1.0 million, or 1.4%, as compared to the same period in 2013. The following table presents the key components of non-interest income for the three and six months ended June 30, 2014 and 2013:

Non-Interest Income

(in thousands)	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Change	Change			Change	Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Service charges on deposit accounts	$15,371	$7,478	$7,893	106%	$23,138	$14,470	$8,668	60%
Brokerage commissions and fees	4,566	3,662	904	25%	8,291	7,298	993	14%
Residential mortgage banking revenue, net	24,341	24,289	52	—%	34,780	47,857	(13,077)	(27)%
Gain on investment securities, net	976	8	968	nm	976	15	961	nm
Loss on junior subordinated debentures carried at fair value	(1,369)	(547)	(822)	150%	(1,911)	(1,089)	(822)	75%
Change in FDIC indemnification asset	(5,601)	(8,294)	2,693	(32)%	(10,441)	(13,367)	2,926	(22)%
BOLI income	1,967	910	1,057	116%	2,703	1,670	1,033	62%
Other income	4,278	6,991	(2,713)	(39)%	10,000	11,658	(1,658)	(14)%
Total	$44,529	$34,497	$10,032	29%	$67,536	$68,512	$(976)	(1)%
nm = Not Meaningful

The increase in deposit service charges in the three and six months ended June 30, 2014 compared to the same period in 2013 was primarily the result of Sterling merger. Non-maturity deposits of $5.4 million were acquired from Sterling.

Residential mortgage banking revenue was flat for the three months ended June 30, 2014 due to the increased production resulting from legacy Sterling operations, being mostly offset by a decrease in refinancing activity. Residential mortgage banking revenue decreased for the six months ended June 30, 2014 due to a decrease in refinancing activity, partially offset by the increased production resulting from the legacy Sterling operations. Closed for sale mortgage volume for the three and six months ended June 30, 2014 was $623.7 million and $828.1 million, which represented an increase of 20.4% over the comparable prior year three month period and a decrease 14.8% compared to the same six month period of the prior year.

For the three and six months ended June 30, 2014, we recorded an increase in losses on junior subordinated debentures carried at fair value of $822,000 related to liabilities assumed in connection with Sterling acquisition, compared to the same periods in 2013.  Additional information on the junior subordinated debentures carried at fair value is included in Note 9 of the Notes to Condensed Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

The change in FDIC indemnification asset represents a change in cash flows expected to be recoverable under the loss-share agreements entered into with the FDIC in connection with FDIC-assisted acquisitions. Generally the periodic amortization of this asset will reduce over time as the assets covered by these loss sharing agreements payoff or are resolved over time. The non-single family loss sharing agreements will expire in the first half of 2015, at which time the carrying value of the FDIC indemnification asset will be largely amortized off.

Other income for the three and six months ended June 30, 2014 compared to the same periods in the prior year decreased $2.7 million and $1.7 million primarily due to fair value losses on swap derivatives compared to gains on swap derivatives in the prior year periods.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2014 was $214.1 million, an increase of $126.2 million, or 143.5%, as compared to the same period in 2013.  Non-interest expense for the six months ended June 30, 2014 was $310.6 million, an increase of $137.0 million, or 79%, as compared to the same periods in 2013.  The following table presents the key elements of non-interest expense for the three and six months ended June 30, 2014 and 2013:

Non-Interest Expense

(in thousands)	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Change	Change			Change	Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Salaries and employee benefits	$95,560	$52,067	$43,493	84%	$148,776	$103,572	$45,204	44%
Net occupancy and equipment	28,746	15,059	13,687	91%	45,247	29,794	15,453	52%
Communications	4,166	2,827	1,339	47%	7,068	6,030	1,038	17%
Marketing	1,157	1,296	(139)	(11)%	2,162	2,157	5	—%
Services	12,402	6,001	6,401	107%	18,391	11,894	6,497	55%
FDIC assessments	2,575	1,672	903	54%	4,438	3,323	1,115	34%
Net loss (gain) on non-covered other real estate owned	178	(146)	324	(222)%	160	(276)	436	(158)%
Net loss (gain) on covered other real estate owned	80	(62)	142	(229)%	34	222	(188)	(85)%
Intangible amortization	2,808	1,205	1,603	133%	4,002	2,409	1,593	66%
Merger related expenses	57,531	810	56,721	nm	63,514	2,341	61,173	nm
Other expenses	8,928	7,202	1,726	24%	16,857	12,227	4,630	38%
Total	$214,131	$87,931	$126,200	144%	$310,649	$173,693	$136,956	79%
nm = Not Meaningful

Salaries and employee benefits costs increased $43.5 million in the three months ended June 30, 2014, as compared to the same period prior year. Salaries and employee benefits costs increased $45.2 million in the six months ended June 30, 2014, as compared to the same period prior year. For both periods, the increases primarily related to the increase in operations and personnel related to the Sterling and FinPac mergers.

Net occupancy and equipment expense increased $13.7 million for the three months ended June 30, 2014, and increased $15.5 million for the six months ended June 30, 2014, as compared to the same periods in the prior year primarily as a result of operations and facilities acquired in the Sterling and FinPac acquisitions.

FDIC assessments increased for the three and six months ended June 30, 2014 as compared to the same periods in the prior year, primarily as a result of the Sterling acquisition due to an increase in the assessment base.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable.  The merger-related expenses incurred in 2014 relate to the Sterling merger. The merger related expense in 2013 related to the acquisition of Circle Bancorp in the fourth quarter of 2012, the acquisition of FinPac on July 1, 2013, and pre-merger activities related to the Sterling merger.

The Sterling merger was also the primary driver for the increases over the prior year periods for services, communications, intangible amortization and other expenses.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three and six months ended June 30, 2014 was 38.4% and 36.1%, as compared to 35.2% and 34.5% for the three and six months ended June 30, 2013. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 4.9% (net of the federal tax benefit) principally because of the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, nondeductible merger expenses and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $9.4 million at June 30, 2014, as compared to $6.0 million at December 31, 2013. The change is primarily attributable to trading securities acquired in the Sterling merger, partially offset by a decrease in Umpqua Investments' inventory of trading securities.

Investment securities available for sale were $2.6 billion as of June 30, 2014, as compared to $1.8 billion at December 31, 2013.  The increase was primarily due to Sterling merger and $346.8 million of purchases, partially offset by sales and paydowns of $943.1 million.

Investment securities held to maturity were $5.5 million as of June 30, 2014, as compared to holdings of $5.6 million at December 31, 2013. The change primarily related to paydowns and maturities of investment securities held to maturity of $365,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of June 30, 2014 and December 31, 2013:

Investment Securities Composition

(dollars in thousands)	Investment Securities Available for Sale
	June 30, 2014		December 31, 2013
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$233	—%	$268	—%
Obligations of states and political subdivisions	348,979	13%	235,205	13%
Residential mortgage-backed securities and collateralized mortgage obligations	2,237,741	87%	1,553,541	87%
Investments in mutual funds and other equity securities	2,016	—%	1,964	—%
Total	$2,588,969	100%	$1,790,978	100%

(dollars in thousands)	Investment Securities Held to Maturity
	June 30, 2014		December 31, 2013
	Amortized		Amortized
	Cost	%	Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$5,375	97%	$5,563	100%
Other investment securities	144	3%	—	—%
Total	$5,519	100%	$5,563	100%

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment ("OTTI"), taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.

Gross unrealized losses in the available for sale investment portfolio was $15.7 million at June 30, 2014.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $14.6 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment portfolio is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Restricted Equity Securities

Restricted equity securities were $122.2 million at June 30, 2014 and $30.7 million at December 31, 2013.  The increase of $91.5 million is attributable to Federal Home Loan Banks ("FHLB") stock acquired in the Sterling merger, net of redemptions by the FHLB of San Francisco and Seattle during the period.  Of the $122.2 million at June 30, 2014, $120.8 million represent the Bank's investment in the FHLBs of Seattle and San Francisco.  The remaining restricted equity securities represent investments in Pacific Coast Bankers' Bancshares stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

Loans and Leases

Non-Covered Loans and Leases, net

Total non-covered loans and leases outstanding at June 30, 2014 were $14.8 billion, an increase of $7.5 billion as compared to year-end 2013. The increase was primarily due to the $7.1 billion of loans acquired in the Sterling merger, net of $88.3 million of loans included in the branch divestiture. The increase also included net loan and lease originations of $524.2 million and covered loans transferred to non-covered loans and leases of $2.1 million, partially offset by non-covered loans sold of $158.4 million, charge-offs of $11.4 million, and transfers to other real estate owned of $3.4 million during the period. The following table presents the concentration distribution of our non-covered loan and lease portfolio at June 30, 2014 and December 31, 2013.

Non-Covered Loan and Lease Concentrations

(dollars in thousands)	June 30, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,348,029	22.7%	$2,328,260	31.7%
Owner occupied term, net	2,666,128	18.0%	1,259,583	17.1%
Multifamily, net	2,482,995	16.7%	403,537	5.5%
Construction & development, net	261,767	1.8%	245,231	3.3%
Residential development, net	91,690	0.6%	88,413	1.2%
Commercial
Term, net	1,104,206	7.4%	770,845	10.5%
LOC & other, net	1,322,167	8.9%	987,360	13.4%
Leases and equipment finance, net	463,784	3.1%	361,591	4.9%
Residential
Mortgage, net	1,958,597	13.2%	597,201	8.1%
Home equity loans & lines, net	799,171	5.4%	264,269	3.6%
Consumer & other, net	331,811	2.2%	48,113	0.7%
Total, net of deferred fees and costs	$14,830,345	100.0%	$7,354,403	100.0%

Covered Loans, net

Total covered loans outstanding at June 30, 2014 were $297.6 million, a decrease of $66.4 million as compared to year-end 2013. This decrease was principally attributable to net loan paydowns and maturities of $36.4 million and transfers of covered loans to non-covered loans and leases of $2.1 million. The following table presents the concentration distribution of our covered loan portfolio at June 30, 2014 and December 31, 2013.

Covered Loan Concentrations

(dollars in thousands)	June 30, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$169,299	55.3%	$206,902	55.4%
Owner occupied term, net	48,191	15.7%	49,817	13.3%
Multifamily, net	23,869	7.8%	37,671	10.1%
Construction & development, net	2,383	0.8%	3,455	0.9%
Residential development, net	3,167	1.0%	7,286	1.9%
Commercial
Term, net	10,109	3.3%	15,719	4.2%
LOC & other, net	8,604	2.8%	6,698	1.8%
Residential
Mortgage, net	18,337	6.0%	22,316	6.0%
Home equity loans & lines, net	18,220	6.0%	19,637	5.3%
Consumer & other, net	3,931	1.3%	4,262	1.1%
Total, net of deferred fees and costs	306,110	100.0%	373,763	100.0%
Allowance for covered loans	(8,500)		(9,771)
Total	$297,610		$363,992

The covered loans are subject to loss-sharing agreements with the FDIC. Under the terms of the three acquisition loss-sharing agreements, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, OREO and accrued interest on loans for up to 90 days. In general, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the covered assets. Under the terms of two of the loss share agreements, the FDIC will absorb 95% of losses and share in 95% of loss recoveries exceeding $90.0 million. The loss-sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition dates.

Discussion of and tables related to the covered loan segment is provided under the heading Asset Quality and Non-Performing Assets.

Asset Quality and Non-Performing Assets

Non-Covered Non-Performing Assets

The following table summarizes our non-covered non-performing assets and restructured loans as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30,	December 31,
	2014	2013
Non-covered loans and leases on non-accrual status	$48,358	$31,891
Non-covered loans and leases past due 90 days or more and accruing	4,919	3,430
Total non-covered non-performing loans and leases	53,277	35,321
Non-covered other real estate owned	26,172	21,833
Total non-covered non-performing assets	$79,449	$57,154
Restructured loans (1)	$67,464	$68,791
Allowance for non-covered loan and lease losses	$97,995	$85,314
Reserve for unfunded commitments	4,845	1,436
Allowance for non-covered credit losses	$102,840	$86,750
Asset quality ratios:
Non-covered non-performing assets to total assets	0.36%	0.49%
Non-covered non-performing loans and leases to total non-covered loans and leases	0.36%	0.48%
Allowance for non-covered loan and leases losses to total non-covered loans and leases	0.66%	1.16%
Allowance for non-covered credit losses to total non-covered loans and leases	0.69%	1.18%
Allowance for non-covered credit losses to total non-covered non-performing loans and leases	193%	246%

(1)	Represents accruing restructured non-covered loans performing according to their restructured terms.

The Bank has written down impaired, non-covered non-accrual loans as of June 30, 2014 to their estimated net realizable value and expects resolution with no additional material loss, absent further decline in market prices. The decline in the asset quality ratios noted above relates to the Sterling merger, as the loans acquired were recorded at fair value, so no allowance for loan and lease losses has been recorded for these acquired loans. The following tables summarize our non-covered non-performing assets by loan type as of June 30, 2014 and December 31, 2013:

Non-Covered Non-Performing Loans by Type

(in thousands)	June 30,	December 31,
	2014	2013
Commercial real estate
Non-owner occupied term, net	$17,987	$9,193
Owner occupied term, net	4,442	6,814
Multifamily, net	1,311	935
Construction & development, net	—	—
Residential development, net	—	2,801
Commercial
Term, net	19,142	1,222
LOC & other, net	2,812	8,723
Leases and equipment finance, net	3,791	3,330
Residential
Mortgage, net	2,889	160
Home equity loans & lines, net	830	2,070
Consumer & other, net	73	73
Total	$53,277	$35,321

The Company has performed, and will continue to perform, extensive reviews of our permanent commercial real estate portfolio, including stress testing.  These reviews were performed on both our non-owner and owner occupied credits. These reviews were completed to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects where debt service coverage has dropped below the Bank's benchmark.  The stress testing has been performed to determine the effect of rising cap rates, interest rates and vacancy rates, on this portfolio.  Based on our analysis, the Bank believes lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will exceed the projected assumptions utilized in the stress testing and may result in additional non-covered, non-performing loans in the future.

Non-Covered Restructured Loans

At June 30, 2014 and December 31, 2013, non-covered impaired loans of $67.5 million and $68.8 million, respectively, were classified as non-covered performing restructured loans, respectively.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered performing restructured loans on accrual status represent principally the only impaired loans accruing interest at June 30, 2014.  In order for a restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The Bank had an obligation to lend additional funds on the restructured loans of $3.8 million as of June 30, 2014.

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

Covered Non-Performing Assets

Covered non-performing assets totaled $1.8 million, or 0.01% of total assets at June 30, 2014, as compared to $2.1 million, or 0.02% of total assets at December 31, 2013. These covered nonperforming assets are subject to shared-loss agreements with the FDIC.

Total Non-Performing Assets

The following tables summarize our total (including covered and non-covered) nonperforming assets at June 30, 2014 and December 31, 2013:

(dollars in thousands)	June 30,	December 31,
	2014	2013
Loans and leases on non-accrual status	$48,358	$31,891
Loans and leases past due 90 days or more and accruing	4,919	3,430
Total non-performing loans and leases	53,277	35,321
Other real estate owned	27,982	23,935
Total non-performing assets	$81,259	$59,256
Asset quality ratios:
Total non-performing assets to total assets	0.37%	0.51%
Total non-performing loans and leases to total loans and leases	0.35%	0.46%

Allowance for Non-Covered Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $98.0 million at June 30, 2014, an increase of $12.7 million from $85.3 million at December 31, 2013.
The following table shows the activity in the ALLL for the three and six months ended June 30, 2014 and 2013:

Allowance for Non-Covered Loan and Lease Losses

(in thousands)	Three months ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$86,709	$84,692	$85,314	$85,391
Total loans charged-off	(5,814)	(4,604)	(11,379)	(13,329)
Total recoveries	1,701	2,755	3,261	3,793
Net charge-offs	(4,113)	(1,849)	(8,118)	(9,536)
Provision charged to operations	15,399	2,993	20,799	9,981
Balance, end of period	$97,995	$85,836	$97,995	$85,836
As a percentage of average non-covered loans and leases (annualized):
Net charge-offs	0.12%	0.11%	0.16%	0.29%
Provision for non-covered loan and lease losses	0.46%	0.18%	0.40%	0.30%
Recoveries as a percentage of charge-offs	29.26%	59.84%	28.66%	28.46%

The increase in non-covered allowance for loan and lease losses as of June 30, 2014 compared to the same period of the prior year was primarily the result of growth in our non-covered loan and lease portfolios, partially offset by continued stabilizing credit quality characteristics of the portfolio. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for non-covered loan and lease losses and percent of loans in each category to total loans and leases (excluding deferred loan fees) as of June 30, 2014 and December 31, 2013:

(dollars in thousands)	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
Commercial real estate	$51,958	59.8%	$53,433	58.8%
Commercial	32,587	19.4%	24,191	28.8%
Residential	11,403	18.6%	6,827	11.7%
Consumer & other	2,047	2.2%	863	0.7%
Unallocated	—		—
Allowance for non-covered loan and lease losses	$97,995		$85,314

At June 30, 2014, the recorded investment in non-covered loans classified as impaired totaled $116.0 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.3 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former non-covered restructured loans and nonaccrual loans. At December 31, 2013, the total recorded investment in non-covered impaired loans was $100.8 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.8 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former non-covered restructured loans and nonaccrual loans at December 31, 2013.

The following table presents a summary of activity in the reserve for unfunded commitments ("RUC"):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)	Three months ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$1,417	$1,269	$1,436	$1,223
Net change to other expense	(538)	58	(557)	104
Acquired reserve	3,966	—	3,966	—
Balance, end of period	$4,845	$1,327	$4,845	$1,327

We believe that the ALLL and RUC at June 30, 2014 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Allowance for Covered Loan Losses

The covered ALLL totaled $8.5 million at June 30, 2014, a decrease of $1.3 million from the $9.8 million at December 31, 2013. The change in the covered ALLL, as compared to the prior year end results from the improvement in the amount and the timing of expected cash flows on the acquired loans compared to those previously estimated and charge-offs of unpaid principal balance against previously established allowance, as measured on a pool basis.  The following table summarizes activity related to the allowance for covered loan losses for the three and six months ended June 30, 2014 and 2013, respectively:

Allowance for Covered Loan Losses

(in thousands)	Three months ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$10,320	$18,221	$9,771	$18,275
Total loans charged-off	(1,518)	(1,203)	(2,187)	(2,021)
Total recoveries	401	421	1,048	953
Net charge-offs	(1,117)	(782)	(1,139)	(1,068)
Recapture of covered provision charged to operations	(703)	(3,072)	(132)	(2,840)
Balance, end of period	$8,500	$14,367	$8,500	$14,367

As a percentage of average covered loans (annualized):
Net charge-offs	1.41%	0.71%	0.69%	0.50%
Recapture of provision for covered loan losses	(0.89)%	(2.78)%	(0.08)%	(1.34)%

The following table sets forth the allocation of the allowance for covered loan losses and percent of covered loans in each category to total loans as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
Commercial real estate, net	$4,962	80.6%	$6,105	81.6%
Commercial, net	2,839	6.1%	2,837	6.0%
Residential, net	550	12.0%	660	11.3%
Consumer & other, net	149	1.3%	169	1.1%
Allowance for covered loan losses	$8,500		$9,771

Residential Mortgage Servicing Rights

The following table presents the key elements of our residential mortgage servicing rights portfolio for the three and six months ended June 30, 2014 and 2013, respectively:

Summary of Residential Mortgage Servicing Rights

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$49,220	$32,097	$47,765	$27,428
Purchased MSR	62,770	—	62,770	—
Additions for new MSR capitalized	5,362	4,708	7,770	11,110
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(784)	1,858	(1,871)	333
Other(2)	(2,376)	(471)	(2,242)	(679)
Balance, end of period	$114,192	$38,192	$114,192	$38,192

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential serviced loan portfolio as of June 30, 2014 and December 31, 2013 was as follows:

(dollars in thousands)	June 30, 2014	December 31, 2013
Balance of residential loans serviced for others	$10,838,313	$4,362,499
MSR as a percentage of serviced loans	1.05%	1.09%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangibles Assets

At June 30, 2014, we had goodwill of $1.8 billion, as compared to $764.3 million at December 31, 2013.  Goodwill of $1.0 billion was recorded during 2014 in connection with the Sterling merger. No goodwill impairment losses have been recognized in the periods presented.

At June 30, 2014, we had other intangible assets of $62.9 million, as compared to $12.4 million at December 31, 2013.   Other intangibles of $54.6 million were recorded in connection with the Sterling merger.

Deposits

Total deposits were $16.3 billion at June 30, 2014, an increase of $7.2 billion, as compared to year-end 2013. The increase resulted primarily from the $7.1 billion of deposits acquired from Sterling, net of $211.5 million of deposits included in the store divestitures. The increase also includes $344.5 million of organic deposit growth.

The following table presents the deposit balances by major category as of June 30, 2014 and December 31, 2013:

(dollars in thousands)	June 30, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$4,363,710	27%	$2,436,477	26%
Interest bearing demand	1,869,626	11%	1,233,070	14%
Money market	5,973,197	37%	3,349,946	37%
Savings	912,073	6%	560,699	6%
Time, $100,000 or greater	2,151,054	13%	1,065,380	12%
Time, less than $100,000	1,053,340	6%	472,088	5%
Total	$16,323,000	100%	$9,117,660	100%

At June 30, 2014 and December 31, 2013, the Company's CDARS balances totaled $76.6 million and $66.9 million, respectively.  Of these totals, at June 30, 2014 and December 31, 2013, $72.1 million and $62.2 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

Borrowings

At June 30, 2014, the Bank had outstanding $315.0 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank assumed in the Sterling merger $584.7 million of securities sold under agreements to repurchase with the majority repaid after acquisition. The Bank had outstanding term debt of $1.1 billion at June 30, 2014. Term debt outstanding as of June 30, 2014 increased $806.4 million since December 31, 2013 primarily as a result of $854.7 million assumed in the Sterling merger. Advances from the FHLB amounted to $1.1 billion of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed interest rates ranging from 0.41% to 7.10% and mature in 2014 through 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $347.8 million and $189.2 million at June 30, 2014 and December 31, 2013, respectively.  We assumed junior subordinated debentures with a fair value of $156.2 million in the Sterling merger. As of June 30, 2014, the majority of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures increased for the three and six months ended June 30, 2014, compared to the same period in 2013, primarily resulting from junior subordinated debentures assumed in the Sterling merger.  Although increases in three month LIBOR will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet, such as floating and variable rate loans, will serve to mitigate the impact to net interest income on a consolidated basis.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2014, under guidance issued by the Board of Governors of the Federal Reserve System. Refer to the Capital Resources section for further discussion of Tier 1 capital, as well as changes as a result of the adoption of BASEL III. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Additional information regarding the junior subordinated debentures measured at fair value is included in Note 16 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One of those sources is public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represent 10.7% of total deposits at June 30, 2014 and 11.0% of total deposits at December 31, 2013. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $4.6 billion at June 30, 2014, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $625.3 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $455.0 million at June 30, 2014. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $177.5 million of dividends paid by the Bank to the Company in the six months ended June 30, 2014.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures. As of June 30, 2014, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $49.8 million during the six months ended June 30, 2014, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $810.6 million, offset by originations of loans held for sale of $856.0 million.  This compares to net cash provided by operating activities of $243.0 million during the six months ended June 30, 2013, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $1.2 billion, partially offset by originations of loans held for sale of $1.0 billion.

Net cash of $239.6 million provided by investing activities during the six months ended June 30, 2014 consisted principally of proceeds from investment securities available for sale of $943.1 million, proceeds from sale of non-covered loans and leases of $159.4 million, net cash received from acquisition of $116.9 million, and net covered loan paydowns of $36.4 million, partially offset by $524.2 million of net non-covered loan and lease originations, purchases of investment securities available for sale of $346.8 million, net cash paid in divestiture of $130.6 million, and purchases of premises and equipment of $22.7 million.   This compares to net cash of $429.2 million provided by investing activities during the six months ended June 30, 2013, which consisted principally of proceeds from investment securities available for sale of $530.9 million, proceeds from the sale of non-covered loans and leases of $53.3 million, net covered loan paydowns of $47.7 million, and proceeds from the sale of non-covered other real estate owned of $11.2 million, partially offset by net non-covered loan originations of $160.3 million, purchases of investment securities available for sale of $51.2 million,and purchases of premises and equipment of $16.5 million,

Net cash of $239.4 million used in financing activities during the six months ended June 30, 2014 primarily consisted of net repayments of $494.6 million of securities sold under agreements to repurchase, the $47.0 million repayment of term debt, and the dividends paid on common stock of $33.9 million, offset by $335.8 million increase in net deposits. This compares to net cash of $411.0 million used by financing activities during the six months ended June 30, 2013, which consisted primarily of $422.7 million decrease in net deposits, $16.9 million in dividends paid on common stock, and repayment of junior subordinated debentures of $8.8 million, partially offset by $39.4 million increase in net securities sold under agreements to repurchase.

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

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at June 30, 2014 was $3.7 billion, an increase of $2.0 billion from December 31, 2013. The increase in shareholders' equity during the six months ended June 30, 2014 was principally due to the stock issued and cash paid related to the Sterling merger.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution at June 30, 2014 and December 31, 2013:

(dollars in thousands)			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,318,062	14.20%	$1,305,950	8.00%	$1,632,438	10.00%
Umpqua Bank	$2,110,769	12.93%	$1,305,967	8.00%	$1,632,459	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,206,719	13.51%	$653,359	4.00%	$980,038	6.00%
Umpqua Bank	$1,999,497	12.24%	$653,430	4.00%	$980,146	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$2,206,719	12.21%	$722,922	4.00%	$903,652	5.00%
Umpqua Bank	$1,999,497	11.08%	$721,840	4.00%	$902,300	5.00%
As of December 31, 2013
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,278,354	14.65%	$698,077	8.00%	$872,597	10.00%
Umpqua Bank	$1,177,782	13.51%	$697,428	8.00%	$871,785	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,181,829	13.54%	$349,137	4.00%	$523,706	6.00%
Umpqua Bank	$1,081,282	12.40%	$348,801	4.00%	$523,201	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,181,829	10.89%	$434,097	4.00%	$542,621	5.00%
Umpqua Bank	$1,081,282	9.97%	$433,814	4.00%	$542,268	5.00%

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

The final rules, among other things, include a new common equity Tier 1 capital ("CET1") to risk-weighted assets ratio, including a capital conservation buffer, which will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% on January 1, 2015 to 8.5% on January 1, 2019, as well as require a minimum leverage ratio of 4.0%.

Under the final rule, consistent with Section 171 of the Dodd-Frank Act, bank holding companies with less than $15 billion assets as of December 31, 2009 will be grandfathered and may continue to include these instruments in Tier 1 capital, subject to certain restrictions. However, if an institution grows above $15 billion as a result of an acquisition (including our closed merger with Sterling), the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). It is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures following the Merger in order to support regulatory total capital levels. At June 30, 2014, the Company's restricted core capital elements were 19.2% of total core capital, net of goodwill and any associated deferred tax liability.

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

The Company's share repurchase plan, which was first approved by the Company's Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  In April 2013, the repurchase program was extended to run through June 2015. As of June 30, 2014, a total of 12.0 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2014 and 2013:

Cash Dividends and Payout Ratios per Common Share

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Dividend declared per common share	$0.15	$0.20	$0.30	$0.30
Dividend payout ratio	167%	87%	130%	68%

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2014 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the Securities and Exchange Commission. The disclosure controls and procedures were last evaluated by management as of June 30, 2014.

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

In our Form 10-K for the period ending December 31, 2011, we initially reported on a class action lawsuit filed in the U.S. District Court for the Northern District of California against the Bank by Amber Hawthorne relating to overdraft fees and the posting order of point of sale and ACH items.  In March 2014, the parties reached an agreement to settle the case and have executed a comprehensive written settlement agreement. Court approval of the settlement terms is currently pending. Settlement of this matter on the agreed terms will have no material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

In our Form 10-K for the period ending December 31, 2013, we initially reported on two separate class action lawsuits filed in Spokane County, Washington, Superior Court against the Company and other defendants arising from the proposed Merger. The court consolidated the cases before a single judge for further administration. The consolidated litigation generally alleges that directors of Sterling breached their duties to the Sterling shareholders by approving the Merger, failing to take steps to maximize shareholder value, engaging in a flawed sales process, and agreeing to deal protection provisions in the Merger agreement that are alleged to unduly favor the Company. The Company is alleged to have aided and abetted the alleged breaches of duty. The consolidated litigation also alleges that the disclosures approved by the Sterling board in connection with the Merger and the vote thereon are false and misleading in various respects. As relief, the complaints sought to enjoin the Merger and seek, among other things, damages in an unspecified amount and payment of plaintiffs' attorneys' fees and costs. The defendants believe that the lawsuits are without merit. On January 16, 2014, the parties executed a Memorandum of Understanding (the "MOU") that contains the essential terms of a settlement and dismissal of the consolidated cases. The MOU does not call for the payment of any money damages, but required the defendants to make certain additional disclosures relating to the Merger and to pay the attorney fees, costs, and expenses of plaintiffs' counsel incurred in connection with the action. The agreed additional disclosures were made and included in the joint proxy statement/prospectus filed January 22, 2014. The MOU further provides that if the parties cannot agree on the amount of fees, costs, and expenses to be paid by the defendants to plaintiffs' counsel, such amount shall be decided by the court. There has been no significant activity in the cases since the MOU was executed.

As set forth below, there are litigation matters pending against Sterling, the defense of which the Company has assumed, as successor in interest to Sterling as a result of the Merger.

On December 11, 2009, a putative securities class action complaint, captioned City of Roseville Employees' Retirement System v. Sterling Financial Corp., et al., No. CV 09-00368-EFS, was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of its current and former officers. The court appointed City of Roseville Employees' Retirement System as lead plaintiff on March 9, 2010. On June 18, 2010, lead plaintiff filed a consolidated complaint alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements concerning our business and financial results. The consolidated complaint purported to be brought on behalf of a class of persons who purchased or otherwise acquired Sterling's stock during the period from July 23, 2008 to October 15, 2009. The consolidated complaint alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose the extent of Sterling's delinquent commercial real estate, construction and land development loans, properly record losses for impaired loans, and properly reserve for loan losses, thereby causing Sterling's stock price to be artificially inflated during the purported class period. Plaintiffs sought unspecified damages and attorneys' fees and costs. On August 30, 2010, Sterling moved to dismiss the Complaint. On March 2, 2011, after complete briefing, the court held a hearing on the motion to dismiss. On August 5, 2013, the court granted the motion to dismiss without prejudice. On October 11, 2013, the lead plaintiff filed an amended consolidated complaint. The amended consolidated complaint names the same defendants, specifies the same class period, alleges the same violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks the same relief. The amended consolidated complaint contains similar allegations of improper disclosure regarding Sterling's lending practices, status of loans and reserving and accounting for loans. On January 24, 2014, Sterling moved to dismiss the amended consolidated complaint, and a hearing on that motion is scheduled to occur on August 13, 2014. The Company believes the lawsuit is without merit and continues to vigorously defend against it. Failure by the Company to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, a loss resulting from these claims is not considered probable or reasonably estimable in amount.

See Note 10 of the Notes to the Condensed Consolidated Financial Statements for a discussion of the Company's involvement in litigation pertaining to Visa Inc.

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
The successful integration of Sterling is presently our top priority and it will take significant resources over the next 12 months to accomplish that goal. During this integration phase we may not be in a position to receive regulatory approval to acquire another bank and our ability to engage in traditional merger and acquisition transactions will be constrained over the near term.

We have a deferred tax asset position of $260.0 million at June 30, 2014 and we are required to assess the recoverability of this asset on an ongoing basis.
Deferred tax assets are evaluated on a quarterly basis to determine if they are expected to be recoverable in the future. Our evaluation considers positive and negative evidence to assess whether it is more likely than not that a portion of the asset will not be realized. The risk of a valuation allowance increases if continuing operating losses are incurred. Future negative operating performance or other negative evidence may result in a valuation allowance being recorded against some or all of the deferred tax asset. A valuation allowance on our deferred tax asset could have a material adverse impact on our capital and results of operations.
The market price of Umpqua common stock after the Merger may be affected by factors different from those historically affecting the shares of Sterling or Umpqua.
Upon completion of the Merger, holders of Sterling common stock became holders of Umpqua common stock. Umpqua's business differs in important respects from that of Sterling, and, accordingly, the results of operations of the combined company and the market price of Umpqua common stock may be affected by factors different from those that affected the results of Umpqua's operations prior to the Merger.
Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.
Umpqua and Sterling operated independently prior to the completion of the Merger on April 18, 2014. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on Umpqua's ability to successfully combine and integrate the businesses of Umpqua and Sterling in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect Umpqua's ability to successfully conduct its business, which could have an adverse effect on Umpqua's financial results and the value of its common stock. If Umpqua experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that causes the Bank to lose customers or cause customers to remove their accounts from the Bank and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on Umpqua during this integration period.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2014:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
4/1/14-4/30/14	61,533	$17.63	—	12,013,429
5/1/14-5/31/14	18,911	$16.51	—	12,013,429
6/1/14-6/30/14	33,815	$17.80	—	12,013,429
Total for quarter	114,259	$17.50	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 12,446 restricted stock awards and 85,745 restricted stock units to pay withholding taxes.  During the three months ended June 30, 2014, 16,068 common shares were repurchased in connection with option exercises and no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  The repurchase program was extended in April 2013 to run through June 2015. As of June 30, 2014, a total of 12.0 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

Item 3.            Defaults upon Senior Securities
Not applicable
Item 4.            Mine Safety Disclosures
Not applicable
Item 5.            Other Information

Iran Sanctions Disclosure

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, the Company may be required to disclose in our annual or quarterly reports to the Securities and Exchange Commission, whether the Company or any of our "affiliates" knowingly engaged in activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by U.S. economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the Securities and Exchange Commission defines the term "affiliate" broadly, it includes any entity under common "control" with us (and the term "control" is also construed broadly by the Securities and Exchange Commission).

During the first quarter of 2014, neither the Company nor its subsidiaries engaged in any reportable transactions with Iran or with persons or entities related to Iran.

As of June 30, 2014, affiliates of Warburg Pincus LLC ("WP") beneficially owned more than 10% of our outstanding common stock. Accordingly, WP and its affiliates may be deemed to be an "affiliate" of the Company, as the term is defined in SEC Rule 12b-2.

The description of the activities below has been provided to the Company by WP, affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited ("SAMIH"). SAMIH may therefore be deemed to be under common "control" with the Company; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH and its non-U.S. affiliates that may be deemed to be under common "control" with the Company. The disclosure does not relate to any activities conducted by the Company or by WP and does not involve the Company's or WP's management. Neither the Company nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither the Company nor WP has independently verified or participated in the preparation of the disclosure. Neither the Company nor WP is representing to the accuracy or completeness of the disclosure nor does the Company or WP undertake any obligation to correct or update it.

The Company understands that SAMIH's affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the NPWMD designation, holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen throughout 2013 and the first half of 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. In the first half of 2014, the total revenue for the Santander Group in connection with the investment accounts was £23,200 and net profits were negligible relative to the overall profits of Banco Santander, S.A.

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	August 5, 2014	/s/ Raymond P. Davis
President and Chief Executive Officer Raymond P. Davis

Dated	August 5, 2014	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	August 5, 2014	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2
(d) Form of Warrant to Purchase Shares of Sterling Common Stock, dated August 26, 2010 and issued to Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P., Thomas H. Lee Parallel (DT) Fund VI, L.P. and THL Sterling Equity Investors, L.P.

4.3	(e) Form of Warrant to Purchase Shares of Sterling Common Stock, dated August 26, 2010 and issued to Warburg Pincus Private Equity X, L.P.
10.1**	First Amendment (dated May 14, 2014) to the Employment Agreement with J. Gregory Seibly dated September 11, 2013

10.2**	First Amendment (dated May 14, 2014) to the Employment Agreement with Ezra Eckhardt dated September 11, 2013
10.3**	(f) Sterling Financial Corporation 2010 Long-Term Incentive Plan
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
** Indicates compensatory plan or arrangement

(a)     Incorporated by reference to Exhibit 3.1 to Form 8-K filed May 7, 2014
(b)    Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008
(c)     Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

(d)	Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of Sterling Financial Corporation filed September 24, 2010

(e)	Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of Sterling Financial Corporation filed September 24, 2010

(f)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Sterling Financial Corporation filed December 9, 2010