Form 10-Q
period 2014-09-30
UMPQUA HOLDINGS CORP
filed 2014-11-07
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: September 30, 2014
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

Common stock, no par value: 217,263,879 shares outstanding as of October 31, 2014

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)
	September 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$266,624	$178,685
Interest bearing deposits and temporary investments (restricted cash of $34,976 and $13,384)	1,177,086	611,738
Total cash and cash equivalents	1,443,710	790,423
Investment securities
Trading, at fair value	9,727	5,958
Available for sale, at fair value	2,400,061	1,790,978
Held to maturity, at amortized cost	5,356	5,563
Loans held for sale ($265,800 and $104,664 at fair value)	265,800	104,664
Non-covered loans and leases	14,975,811	7,354,403
Allowance for non-covered loan and lease losses	(107,807)	(85,314)
Net non-covered loans and leases	14,868,004	7,269,089
Covered loans, net of allowance of $7,828 and $9,771	275,562	363,992
Restricted equity securities	120,759	30,685
Premises and equipment, net	314,364	177,680
Goodwill	1,785,407	764,305
Other intangible assets, net	59,835	12,378
Residential mortgage servicing rights, at fair value	118,725	47,765
Non-covered other real estate owned	31,753	21,833
Covered other real estate owned	2,703	2,102
FDIC indemnification asset	7,811	23,174
Bank owned life insurance	293,511	96,938
Deferred tax asset, net	250,910	16,627
Other assets	234,061	111,958
Total assets	$22,488,059	$11,636,112
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$4,741,897	$2,436,477
Interest bearing	11,985,713	6,681,183
Total deposits	16,727,610	9,117,660
Securities sold under agreements to repurchase	339,367	224,882
Term debt	1,057,140	251,494
Junior subordinated debentures, at fair value	247,528	87,274
Junior subordinated debentures, at amortized cost	101,657	101,899
Other liabilities	262,249	125,477
Total liabilities	18,735,551	9,908,686
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2014 and 200,000,000 in 2013; issued and outstanding: 217,261,722 in 2014 and 111,973,203 in 2013	3,515,621	1,514,485
Retained earnings	230,302	217,917
Accumulated other comprehensive income (loss)	6,585	(4,976)
Total shareholders' equity	3,752,508	1,727,426
Total liabilities and shareholders' equity	$22,488,059	$11,636,112

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on non-covered loans and leases	$215,197	$93,706	$499,526	$250,685
Interest and fees on covered loans and leases	8,775	11,837	37,424	41,167
Interest and dividends on investment securities:
Taxable	12,136	7,882	34,155	24,629
Exempt from federal income tax	2,790	2,200	7,599	6,725
Dividends	81	51	259	165
Interest on temporary investments and interest bearing deposits	544	284	1,407	937
Total interest income	239,523	115,960	580,370	324,308
INTEREST EXPENSE
Interest on deposits	6,773	4,845	16,696	16,587
Interest on securities sold under agreement to repurchase	54	35	298	99
Interest on term debt	3,586	2,338	9,223	6,916
Interest on junior subordinated debentures	3,394	1,933	8,340	5,815
Total interest expense	13,807	9,151	34,557	29,417
Net interest income	225,716	106,809	545,813	294,891
PROVISION FOR NON-COVERED LOAN AND LEASE LOSSES	14,431	3,008	35,230	12,989
RECAPTURE OF PROVISION FOR COVERED LOAN LOSSES	(98)	(1,904)	(230)	(4,744)
Net interest income after provision for loan and lease losses	211,383	105,705	510,813	286,646
NON-INTEREST INCOME
Service charges on deposit accounts	16,090	8,374	39,228	22,844
Brokerage commissions and fees	4,882	3,854	13,173	11,152
Residential mortgage banking revenue, net	25,996	15,071	60,776	62,928
Gain on investment securities, net	902	3	1,878	18
Loss on junior subordinated debentures carried at fair value	(1,590)	(554)	(3,501)	(1,643)
Change in FDIC indemnification asset	(2,728)	(6,474)	(13,169)	(19,841)
BOLI income	2,161	763	4,864	2,432
Other income	16,211	5,107	26,211	16,766
Total non-interest income	61,924	26,144	129,460	94,656
NON-INTEREST EXPENSE
Salaries and employee benefits	102,564	53,699	251,340	157,271
Net occupancy and equipment	33,029	16,019	78,276	45,813
Communications	3,932	2,772	11,000	8,802
Marketing	2,739	1,596	4,901	3,753
Services	14,619	6,445	33,010	18,339
FDIC assessments	3,038	1,709	7,476	5,032
Net loss (gain) on non-covered other real estate owned	271	(27)	431	(303)
Net loss (gain) on covered other real estate owned	42	(68)	76	154
Intangible amortization	3,103	1,186	7,105	3,595
Merger related expenses	8,632	4,856	72,146	7,197
Other expenses	10,589	7,417	27,446	19,644
Total non-interest expense	182,558	95,604	493,207	269,297
Income before provision for income taxes	90,749	36,245	147,066	112,005
Provision for income taxes	31,760	12,768	52,092	38,914
Net income	$58,989	$23,477	$94,974	$73,091

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$58,989	$23,477	$94,974	$73,091
Dividends and undistributed earnings allocated to participating securities	142	196	338	576
Net earnings available to common shareholders	$58,847	$23,281	$94,636	$72,515
Earnings per common share:
Basic	$0.27	$0.21	$0.54	$0.65
Diluted	$0.27	$0.21	$0.54	$0.65
Weighted average number of common shares outstanding:
Basic	217,245	111,912	175,627	111,934
Diluted	218,941	112,195	176,656	112,154

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$58,989	$23,477	$94,974	$73,091
Available for sale securities:
Unrealized gains (losses) arising during the period	(8,862)	5,878	21,052	(35,342)
Reclassification adjustment for net gains realized in earnings (net of tax expense of $361 and $1 for the three months ended September 30, 2014 and 2013, respectively, and net of tax expense of $751 and $7 for the nine months ended September 30, 2014 and 2013, respectively)	(542)	(2)	(1,127)	(11)
Income tax (expense) benefit related to unrealized gains (losses)	3,545	(2,351)	(8,421)	14,137
Net change in unrealized gains (losses)	(5,859)	3,525	11,504	(21,216)
Held to maturity securities:
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $0 and $7 for the three months ended September 30, 2014 and 2013, respectively, and net of tax benefit of $37 and $29 for the nine months ended September 30, 2014 and 2013, respectively)	—	11	57	43
Net change in unrealized losses related to factors other than credit	—	11	57	43
Other comprehensive income (loss), net of tax	(5,859)	3,536	11,561	(21,173)
Comprehensive income	$53,130	$27,013	$106,535	$51,918

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2013	111,889,959	$1,512,400	$187,293	$24,346	$1,724,039
Net income			98,361		98,361
Other comprehensive loss, net of tax				(29,322)	(29,322)
Comprehensive income					$69,039
Stock-based compensation		5,017			5,017
Stock repurchased and retired	(584,677)	(9,360)			(9,360)
Issuances of common stock under stock plans
and related net tax benefit	667,921	6,428			6,428
Cash dividends on common stock ($0.60 per share)			(67,737)		(67,737)
Balance at December 31, 2013	111,973,203	$1,514,485	$217,917	$(4,976)	$1,727,426

BALANCE AT JANUARY 1, 2014	111,973,203	$1,514,485	$217,917	$(4,976)	$1,727,426
Net income			94,974		94,974
Other comprehensive income, net of tax				11,561	11,561
Comprehensive income					$106,535
Stock issued in connection with merger (1)	104,385,087	1,989,030			1,989,030
Stock-based compensation		11,597			11,597
Stock repurchased and retired	(397,132)	(7,062)			(7,062)
Issuances of common stock under stock plans
and related net tax benefit	1,300,564	7,571			7,571
Cash dividends on common stock ($0.45 per share)			(82,589)		(82,589)
Balance at September 30, 2014	217,261,722	$3,515,621	$230,302	$6,585	$3,752,508

(1) The amount of common stock issued in connection with the merger is net of $784,000 of issuance costs.

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,974	$73,091
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	15,320	27,984
Gain on sale of investment securities, net	(1,878)	(18)
Loss (gain) on sale of non-covered other real estate owned	267	(751)
Loss (gain) on sale of covered other real estate owned	34	(549)
Valuation adjustment on non-covered other real estate owned	164	448
Valuation adjustment on covered other real estate owned	42	703
Provision for non-covered loan and lease losses	35,230	12,989
Recapture of provision for covered loan losses	(230)	(4,744)
Proceeds from bank owned life insurance	681	1,173
Change in cash surrender value of bank owned life insurance	(4,008)	(3,618)
Change in FDIC indemnification asset	13,169	19,841
Depreciation, amortization and accretion	24,498	13,292
Increase in residential mortgage servicing rights	(16,583)	(15,182)
Change in residential mortgage servicing rights carried at fair value	8,393	757
Change in junior subordinated debentures carried at fair value	4,082	1,637
Stock-based compensation	11,597	3,531
Net decrease (increase) in trading account assets	724	(265)
Gain on sale of loans	(63,729)	(52,899)
Change in loans held for sale carried at fair value	(6,894)	11,099
Origination of loans held for sale	(1,577,920)	(1,368,902)
Proceeds from sales of loans held for sale	1,692,936	1,614,097
Excess tax benefits from the exercise of stock options	(2,046)	(40)
Change in other assets and liabilities:
Net decrease in other assets	19,949	37,625
Net increase (decrease) in other liabilities	23,203	(11,983)
Net cash provided by operating activities	271,975	359,316
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(346,844)	(51,191)
Purchases of investment securities held to maturity	—	(2,126)
Proceeds from investment securities available for sale	1,116,539	702,910
Proceeds from investment securities held to maturity	566	1,073
Redemption of restricted equity securities	4,190	1,999
Net non-covered loan and lease originations	(867,149)	(352,390)
Net covered loan paydowns	77,358	68,819
Proceeds from sales of non-covered loans	284,274	60,298
Proceeds from insurance settlement on loss of property	—	575
Proceeds from disposals of furniture and equipment	1,923	330
Purchases of premises and equipment	(43,761)	(25,575)
Net (payments to) proceeds from FDIC indemnification asset	(2,359)	4,621
Proceeds from sales of non-covered other real estate owned	10,626	13,940
Proceeds from sales of covered other real estate owned	1,142	9,794
Net cash paid in branch divestiture	(127,557)	—
Cash acquired in merger, net of cash consideration paid	116,867	(149,658)
Net cash provided by investing activities	$225,815	$283,419

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(in thousands)	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit liabilities	$739,173	$(311,708)
Net (decrease) increase in securities sold under agreements to repurchase	(470,261)	78,235
Repayment of term debt	(47,003)	(211,204)
Repayment of junior subordinated debentures	—	(8,764)
Dividends paid on common stock	(66,557)	(33,837)
Excess tax benefits from stock based compensation	2,046	40
Proceeds from stock options exercised	5,161	2,511
Retirement of common stock	(7,062)	(4,704)
Net cash provided (used by) financing activities	155,497	(489,431)
Net increase in cash and cash equivalents	653,287	153,304
Cash and cash equivalents, beginning of period	790,423	543,787
Cash and cash equivalents, end of period	$1,443,710	$697,091

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$38,955	$32,419
Income taxes	$6,622	$27,711
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains (losses) on investment securities available for sale, net of taxes	$11,504	$(21,216)
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$57	$43
Cash dividend declared on common stock and payable after period-end	$32,684	$16,930
Transfer of non-covered loans to non-covered other real estate owned	$12,271	$14,747
Transfer of covered loans to covered other real estate owned	$1,818	$2,554
Transfer of covered loans to non-covered loans	$9,484	$13,366
Transfer from FDIC indemnification asset to due from FDIC and other	$2,194	$3,530
Acquisitions:
Assets acquired, including goodwill of $1,021,102	$9,876,718	$376,071
Liabilities assumed	$8,765,353	$219,961

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation conform to accounting principles generally accepted in the United States of America. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2013 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2013 Annual Report filed on Form 10-K. All references in this report to "Umpqua," "we," "our," "us," the "Company" or similar references mean Umpqua Holdings Corporation, and include our consolidated subsidiaries where the context so requires. References to "Bank" refer to our subsidiary Umpqua Bank, an Oregon state-chartered commercial bank, and references to "Umpqua Investments" refer to our subsidiary Umpqua Investments, Inc., a registered broker-dealer and investment adviser. The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to September 30, 2014 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform to current classifications.

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

A summary of the consideration paid, the assets acquired and liabilities assumed in the Merger are presented below:

(in thousands)
	Sterling
	April 18, 2014
Fair value of consideration to Sterling shareholders:
Cash paid		$136,200
Liability recorded for warrants' cash payment per share		6,453
Fair value of common shares issued		1,939,497
Fair value of warrants, common stock options, and restricted stock exchanged		50,317
Total consideration		2,132,467
Fair value of assets acquired:
Cash and cash equivalents	$253,067
Investment securities	1,378,300
Loans held for sale	214,911
Non-covered loans and leases	7,123,168
Premises and equipment	116,581
Residential mortgage servicing rights	62,770
Other intangible assets	54,562
Non-covered other real estate owned	8,915
Bank owned life insurance	193,246
Deferred tax asset	299,627
Accrued interest receivable	23,553
Other assets	148,018
Total assets acquired	9,876,718
Fair value of liabilities assumed:
Deposits	7,086,052
Securities sold under agreements to repurchase	584,746
Term debt	854,737
Junior subordinated debentures	156,171
Other liabilities	83,647
Total liabilities assumed	$8,765,353
Net assets acquired		1,111,365
Preliminary goodwill		$1,021,102

Amounts recorded are preliminary estimates of fair value. During the third quarter of 2014, goodwill increased primarily due to revised estimates of fair value for premises and equipment, as well as the deferred tax asset. The primary reason for the Merger was to continue the Company's growth strategy, including expanding our geographic footprint in markets throughout the West Coast. All of the goodwill recorded has been attributed to the Community Banking segment and reporting unit. None of the goodwill will be deductible for income tax purposes.

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

The following table presents the acquired purchased impaired loans as of the acquisition date:

(in thousands)	Purchased impaired
Contractually required principal payments	$604,136
Nonaccretable difference	(95,614)
Cash flows expected to be collected	508,522
Accretable yield	(110,757)
Fair value of purchased non-covered impaired loans	$397,765

The operations of Sterling are included in our operating results beginning on April 19, 2014, and contributed the following net interest income, provision for loan losses, non-interest income and expense, income tax benefit, and net income for the three and nine months ended September 30, 2014.

(in thousands)	Sterling Stand-alone
	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Net interest income	$119,569	$220,823
Provision for loan losses	9,688	17,423
Non-interest income	34,192	56,494
Non-interest expense, excluding merger expense	78,239	143,371
Merger related expense	8,632	66,163
Income tax provision	20,495	19,394
Net income	$36,707	$30,966

The following table provides a breakout of Merger related expense for the three and nine months ended September 30, 2014.

(in thousands)
	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Personnel	$1,251	$16,739
Legal and professional	4,873	18,797
Charitable contributions	—	10,000
Investment banking fees	—	9,573
Contract termination	896	9,749
Communication	53	2,064
Other	1,559	5,224
Total Merger related expense	$8,632	$72,146

The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2014 and 2013, as if the Sterling Merger had occurred on January 1, 2013. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2013. The pro forma results include the impact of certain purchase accounting adjustments including accretion of loan discount, intangible assets amortization and deposit and borrowing premium accretion. These purchase accounting adjustments increased pro forma net income by $5.3 million and $12.5 million for the three months ended September 30, 2014 and 2013, respectively, and $77.3 million and $6.2 million for the nine months ended September 30, 2014 and 2013, respectively.

(in thousands, except per share data)
	Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net interest income	$225,716	$223,203	$684,528	$651,484	(1), (2)
Provision for non-covered loan and lease losses	14,431	3,008	35,230	12,989
Recapture of provision for covered loan losses	(98)	(1,904)	(230)	(4,744)
Non-interest income	61,924	53,567	155,722	192,285	(3), (4), (5)
Non-interest expense	173,926	191,159	523,805	611,075	(6), (7)
Income before provision for income taxes	99,381	84,507	281,445	224,449
Provision for income taxes	35,083	28,625	103,810	73,678
Net income	64,298	55,882	177,635	150,771
Dividends and undistributed earnings allocated to participating securities	142	196	338	576
Net earnings available to common shareholders	$64,156	$55,686	$177,297	$150,195
Earnings per share:
Basic	$0.30	$0.26	$0.82	$0.70
Diluted	$0.29	$0.25	$0.81	$0.69
Average shares outstanding:
Basic	217,245	216,031	216,884	216,005
Diluted	218,941	218,559	218,801	218,470

(1) Includes $29.4 million of incremental loan discount accretion for the three months ended September 30, 2013, and $31.9 million and $99.2 million for the nine months ended September 30, 2014 and 2013, respectively.
(2) Includes a reduction of interest expense of $5.4 million related to deposit and borrowing premiums amortization for the three months ended September 30, 2013, and $5.9 million and $16.9 million for the nine months ended September 30, 2014 and 2013, respectively.
(3) Includes a reduction of service charges on deposit of $1.4 million as a result of passing the $10 billion asset threshold for the three months ended September 30, 2013, and $1.7 million and $4.3 million for the nine months ended September 30, 2014 and 2013, respectively.
(4) Includes a loss on junior subordinated debentures carried at fair value of $966,000 for the three months ended September 30, 2013, and $1.1 million and $2.9 million for nine months ended September 30, 2014 and 2013, respectively.
(5) The nine months ended September 30, 2014 includes the reversal of the $7.0 million loss on the required divestiture of six Sterling stores in connection with the Merger.
(6) Includes $2.0 million of incremental core deposit intangible amortization for the three months ended September 30, 2013, and $2.1 million and $6.0 million for the nine months ended September 30, 2014 and 2013, respectively.
(7) The three and nine months ended September 30, 2014 were adjusted to exclude $8.6 million and $88.0 million of merger expenses, respectively, the three and nine months ended September 30, 2013 were adjusted to include these charges.

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

The aggregate consideration for the FinPac purchase was $158.0 million. Of that amount, $156.1 million was distributed in cash, and $1.9 million was exchanged for restricted shares of the Company's common stock. The restricted shares were issued from the Company's 2013 Incentive Plan pursuant to employment agreements between the Company and certain executives of FinPac, vest over a period of either two or three years, and will be recognized over that time period within the salaries and employee benefits line item on the Consolidated Statements of Income. The structure of the transaction was as follows:

•
The Bank acquired all of the outstanding stock of FPHC, a shell holding company, which was the sole shareholder of FinPac Leasing, the primary operating subsidiary of FinPac that engages in equipment leasing and financing activities. FinPac Leasing was also the sole shareholder of FPF, FPF II and FPF III, which are bankruptcy-remote entities that formerly served as lien holder for certain leases. FPF, FPF II and FPF III had no assets and have been dissolved. With the dissolution of FPHC, the Bank holds all of the outstanding stock of FinPac Leasing.

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

A summary of consideration paid, and the assets acquired and liabilities assumed at their fair values, in the acquisition of FinPac are presented below.

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

The operations of FinPac are included in our operating results from July 1, 2013, and added revenue of $17.2 million, non-interest expense of $4.2 million, and net income of $4.6 million net of tax, for the three months ended September 30, 2014. For the nine months ended September 30, 2014, FinPac added revenue of $49.5 million, non-interest expense of $12.1 million, and net income of $12.8 million, net of tax. FinPac's results of operations prior to the acquisition are not included in our operating results. There are no FinPac merger related expenses for the three and nine months ended September 30, 2014. FinPac merger related expenses were $629,000 and $1.4 million for the three and nine months ended September 30, 2013.

Non-covered leases acquired from FinPac are presented below as of acquisition date:

(in thousands)	FinPac
July 1, 2013
Contractually required payments	$350,403
Purchase adjustment for credit	$(20,520)
Balance of non-covered impaired leases, net	$264,336

The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2013 as if the acquisition of FinPac had occurred on January 1, 2013. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2013. The pro forma results include the impact of certain purchase accounting adjustments which reduced pro forma earnings available to common shareholders by $1.4 million and $2.7 million for the three and nine months ended September 30, 2013, respectively.

(in thousands, except per share data)	Pro Forma
	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Net interest income	$105,688	$318,904
Provision for non-covered loan and lease losses	4,532	20,826
Recapture of provision for covered loan losses	(1,904)	(4,744)
Non-interest income	26,144	95,968
Non-interest expense	95,130	275,783
Income before provision for income taxes	34,074	123,007
Provision for income taxes	11,900	43,039
Net income	22,174	79,968
Dividends and undistributed earnings allocated to participating securities	248	686
Net earnings available to common shareholders	$21,926	$79,282
Earnings per share:
Basic	$0.20	$0.71
Diluted	$0.20	$0.71
Average shares outstanding:
Basic	111,912	111,934
Diluted	112,195	112,154

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$214	$16	$—	$230
Obligations of states and political subdivisions	327,857	13,763	(374)	341,246
Residential mortgage-backed securities and collateralized mortgage obligations	2,059,267	15,657	(18,392)	2,056,532
Investments in mutual funds and other equity securities	2,016	37	—	2,053
	$2,389,354	$29,473	$(18,766)	$2,400,061
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$5,223	$353	$(17)	$5,559
Other investment securities	133	—	—	133
	$5,356	$353	$(17)	$5,692

(in thousands)	December 31, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$249	$20	$(1)	$268
Obligations of states and political subdivisions	229,969	7,811	(2,575)	235,205
Residential mortgage-backed securities and collateralized mortgage obligations	1,567,001	15,359	(28,819)	1,553,541
Investments in mutual funds and other equity securities	1,959	5	—	1,964
	$1,799,178	$23,195	$(31,395)	$1,790,978
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$5,563	$330	$(19)	$5,874
	$5,563	$330	$(19)	$5,874

Investment securities that were in an unrealized loss position as of September 30, 2014 and December 31, 2013 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

September 30, 2014
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$—	$—	$12,184	$374	$12,184	$374
Residential mortgage-backed securities and collateralized mortgage obligations	390,787	2,626	519,115	15,766	909,902	18,392
Total temporarily impaired securities	$390,787	$2,626	$531,299	$16,140	$922,086	$18,766
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$2,283	$17	$—	$—	$2,283	$17
Total temporarily impaired securities	$2,283	$17	$—	$—	$2,283	$17

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

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of September 30, 2014. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered OTTI.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at September 30, 2014 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, these investments are not considered OTTI.

The following table presents the maturities of investment securities at September 30, 2014:

(in thousands)	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$7,563	$7,593	$—	$—
Over three months through twelve months	52,418	53,214	—	—
After one year through five years	1,746,126	1,761,633	41	42
After five years through ten years	530,060	522,827	18	19
After ten years	51,171	52,741	5,163	5,497
Other investment securities	2,016	2,053	134	134
	$2,389,354	$2,400,061	$5,356	$5,692

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties. The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Three Months Ended
	September 30, 2014		September 30, 2013
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$—	$—	$3	$—
Residential mortgage-backed securities and collateralized mortgage obligations	902	—	—	—
Other debt securities	—	—	—	—
	$902	$—	$3	$—

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$3	$1	$10	$1
Residential mortgage-backed securities and collateralized mortgage obligations	1,876	—	—	—
Other debt securities	—	—	9	—
	$1,879	$1	$19	$1

The following table presents, as of September 30, 2014, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$7,526	$7,842
To state and local governments to secure public deposits	1,627,608	1,634,162
Other securities pledged principally to secure repurchase agreements	498,315	497,031
Total pledged securities	$2,133,449	$2,139,035

Note 4 – Non-Covered Loans and Leases

The following table presents the major types of non-covered loans and leases, net as of September 30, 2014 and December 31, 2013, respectively:

(in thousands)	September 30,	December 31,
	2014	2013
Commercial real estate
Non-owner occupied term, net	$3,273,932	$2,328,260
Owner occupied term, net	2,636,951	1,259,583
Multifamily, net	2,536,710	403,537
Construction & development, net	245,457	245,231
Residential development, net	73,781	88,413
Commercial
Term, net	1,110,028	770,845
LOC & other, net	1,338,821	987,360
Leases and equipment finance, net	492,221	361,591
Residential
Mortgage, net	2,085,266	597,201
Home equity loans & lines, net	818,765	264,269
Consumer & other, net	363,879	48,113
Total loans and leases, net of deferred fees and costs	$14,975,811	$7,354,403

The non-covered loan balances are net of net deferred loan costs of $20.2 million as of September 30, 2014 and net of net deferred loan fees of $495,000 at December 31, 2013. Net non-covered loans include discounts on acquired loans of $244.2 million and $3.3 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, non-covered loans totaling $8.1 billion were pledged to secure borrowings and available lines of credit.

Purchased loans and leases are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased impaired or purchased non-impaired. Purchased impaired loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The outstanding contractual unpaid principal balance of non-covered purchased impaired loans, excluding purchase accounting adjustments, was $519.8 million and $35.1 million at September 30, 2014 and December 31, 2013, respectively. The carrying balance of non-covered purchased impaired loans was $367.1 million and $21.9 million at September 30, 2014 and December 31, 2013, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$105,505	$170	$1,140	$770
Additions	—	—	110,757	—
Accretion to interest income	(9,779)	(54)	(15,856)	(205)
Disposals	(4,111)	(222)	(4,426)	(671)
Reclassifications from nonaccretable difference	2,794	1,334	2,794	1,334
Balance, end of period	$94,409	$1,228	$94,409	$1,228

Note 5 – Allowance for Non-Covered Loan and Lease Loss and Credit Quality

The Bank's methodology for assessing the appropriateness of the Allowance for Loan and Lease Loss ("ALLL") consists of three key elements: 1) the formula allowance; 2) the specific allowance; and 3) the unallocated allowance. By incorporating these factors into a single allowance requirement analysis, we believe all risk-based activities within the loan and lease portfolios are simultaneously considered.

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

Specific Allowance
Regular credit reviews of the portfolio identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designated loans as impaired. A loan is considered impaired when, based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize an impairment reserve as a specific allowance to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral-dependent loans if it is determined that such amount represents a confirmed loss.  Loans determined to be impaired with a specific allowance are excluded from the formula allowance so as not to double-count the loss exposure. The non-accrual impaired loans as of period-end have already been partially charged-off to their estimated net realizable value, and are expected to be resolved over the coming quarters with no additional material loss, absent further decline in market prices.

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

Management believes that the ALLL was adequate as of September 30, 2014. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

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

Activity in the Non-Covered Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for non-covered loan and lease losses by non-covered loan and lease portfolio segment for the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Three Months Ended September 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$51,958	$32,587	$11,403	$2,047	$97,995
Charge-offs	(595)	(4,212)	(714)	(1,222)	(6,743)
Recoveries	293	1,332	37	462	2,124
Provision	701	8,883	1,459	3,388	14,431
Balance, end of period	$52,357	$38,590	$12,185	$4,675	$107,807

	Three Months Ended September 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$55,249	$21,587	$8,250	$750	$85,836
Charge-offs	(3,101)	(1,754)	(1,181)	(281)	(6,317)
Recoveries	880	1,101	41	145	2,167
Provision	565	2,346	(68)	165	3,008
Balance, end of period	$53,593	$23,280	$7,042	$779	$84,694

(in thousands)	Nine Months Ended September 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$53,433	$24,191	$6,827	$863	$85,314
Charge-offs	(3,119)	(11,979)	(1,296)	(1,728)	(18,122)
Recoveries	1,264	3,292	204	625	5,385
Provision	779	23,086	6,450	4,915	35,230
Balance, end of period	$52,357	$38,590	$12,185	$4,675	$107,807

	Nine Months Ended September 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$54,909	$22,925	$6,925	$632	$85,391
Charge-offs	(6,595)	(9,541)	(2,813)	(697)	(19,646)
Recoveries	2,830	2,554	221	355	5,960
Provision	2,449	7,342	2,709	489	12,989
Balance, end of period	$53,593	$23,280	$7,042	$779	$84,694

The following table presents the allowance and recorded investment in non-covered loans and leases by portfolio segment as of September 30, 2014 and 2013:

(in thousands)	September 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$51,201	$38,577	$12,185	$4,675	$106,638
Individually evaluated for impairment	1,156	13	—	—	1,169
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total	$52,357	$38,590	$12,185	$4,675	$107,807
Non-covered loans and leases:
Collectively evaluated for impairment	$8,388,428	$2,891,941	$2,858,947	$363,031	$14,502,347
Individually evaluated for impairment	85,804	20,445	—	128	106,377
Loans acquired with deteriorated credit quality	292,599	28,684	45,084	720	367,087
Total	$8,766,831	$2,941,070	$2,904,031	$363,879	$14,975,811

(in thousands)	September 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for non-covered loans and leases:
Collectively evaluated for impairment	$52,199	$23,270	$7,042	$779	$83,290
Individually evaluated for impairment	1,394	10	—	—	1,404
Total	$53,593	$23,280	$7,042	$779	$84,694
Non-covered loans and leases:
Collectively evaluated for impairment	$4,235,408	$2,039,566	$806,402	$43,621	$7,124,997
Individually evaluated for impairment	97,382	12,736	—	—	110,118
Total	$4,332,790	$2,052,302	$806,402	$43,621	$7,235,115

The non-covered loan and lease balances are net of net deferred loans costs of $20.2 million at September 30, 2014 and net of net deferred fees of $6.2 million at September 30, 2013.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the RUC and unfunded commitments for the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$4,845	$1,327	$1,436	$1,223
Net change to other expense	(457)	48	(1,014)	152
Acquired reserve	—	—	3,966	—
Balance, end of period	$4,388	$1,375	$4,388	$1,375

(in thousands)
Total
Unfunded loan and lease commitments:
September 30, 2014	$2,949,211
September 30, 2013	$1,610,735

Non-covered loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes loans and leases sold by loan portfolio during the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Commercial real estate
Non-owner occupied term	$—	$4,927	$14,799	$7,777
Owner occupied term	22,884	—	71,128	—
Multifamily	35,306	—	60,508	—
Construction & development	—	—	566	3,515
Residential development	—	—	800	363
Commercial
Term	4,199	1,098	30,068	47,635
LOC & other	299	—	5,361	—
Residential
Mortgage	54,917	1,008	60,951	1,008
Home equity loans & lines	—	—	24,445	—
Consumer & other	—	—	7,344	—
Total	$117,605	$7,033	$275,970	$60,298

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

Non-Covered Non-Accrual Loans and Leases and Loans and Leases Past Due

The following table summarizes our non-covered non-accrual loans and leases and loans and leases past due, by loan and lease class, as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total non-cover Loans and Leases
Commercial real estate
Non-owner occupied term, net	$2,290	$6,180	$225	$8,695	$15,675	$3,249,562	$3,273,932
Owner occupied term, net	1,874	5,706	—	7,580	3,555	2,625,816	2,636,951
Multifamily, net	422	—	—	422	1,311	2,534,977	2,536,710
Construction & development, net	—	1,204	—	1,204	—	244,253	245,457
Residential development, net	468	—	—	468	—	73,313	73,781
Commercial
Term, net	961	944	17	1,922	17,051	1,091,055	1,110,028
LOC & other, net	950	2,672	225	3,847	1,879	1,333,095	1,338,821
Leases and equipment finance, net	1,571	3,438	447	5,456	2,795	483,970	492,221
Residential
Mortgage, net	10	1,254	5,421	6,685	3	2,078,578	2,085,266
Home equity loans & lines, net	772	750	959	2,481	—	816,284	818,765
Consumer & other, net	2,117	442	122	2,681	128	361,070	363,879
Total, net of deferred fees and costs	$11,435	$22,590	$7,416	$41,441	$42,397	$14,891,973	$14,975,811

(1) Other includes purchased credit impaired non-covered loans of $367.1 million.

(in thousands)	December 31, 2013
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days and Greater and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total non-cover Loans and Leases

Commercial real estate
Non-owner occupied term, net	$3,618	$352	$—	$3,970	$9,193	$2,315,097	$2,328,260
Owner occupied term, net	1,320	340	610	2,270	6,204	1,251,109	1,259,583
Multifamily, net	—	—	—	—	935	402,602	403,537
Construction & development, net	—	—	—	—	—	245,231	245,231
Residential development, net	—	—	—	—	2,801	85,612	88,413
Commercial
Term, net	901	1,436	—	2,337	8,723	759,785	770,845
LOC & other, net	619	224	—	843	1,222	985,295	987,360
Leases and equipment finance, net	2,202	1,706	517	4,425	2,813	354,353	361,591
Residential
Mortgage, net	1,050	342	2,070	3,462	—	593,739	597,201
Home equity loans & lines, net	473	563	160	1,196	—	263,073	264,269
Consumer & other, net	69	75	73	217	—	47,896	48,113
Total, net of deferred fees and costs	$10,252	$5,038	$3,430	$18,720	$31,891	$7,303,792	$7,354,403

(1) Other includes purchased credit impaired non-covered loans of $21.9 million

Non-Covered Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral-dependent loans.  Therefore, the non-accrual loans as of September 30, 2014 have already been written down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

 The following table summarizes our non-covered impaired loans by loan class as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance

Commercial real estate
Non-owner occupied term, net	$62,131	$33,035	$25,334	$613
Owner occupied term, net	11,661	3,555	7,677	378
Multifamily, net	5,185	1,311	3,519	68
Construction & development, net	1,091	—	1,091	7
Residential development, net	10,285	2,675	7,607	90
Commercial
Term, net	34,251	17,052	269	9
LOC & other, net	9,248	1,879	1,245	4
Leases, net	—	—	—	—
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	501	—	—	—
Consumer & other, net	294	128	—	—
Total, net of deferred fees and costs	$134,647	$59,635	$46,742	$1,169

(in thousands)	December 31, 2013
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance

Commercial real estate
Non-owner occupied term, net	$50,602	$18,285	$31,362	$928
Owner occupied term, net	11,876	6,204	5,202	198
Multifamily, net	1,416	935	—	—
Construction & development, net	10,609	8,498	1,091	11
Residential development, net	22,513	5,776	11,927	648
Commercial
Term, net	22,750	8,723	300	8
LOC & other, net	7,144	1,222	1,258	4
Leases, net	—	—	—	—
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$126,910	$49,643	$51,140	$1,797

The following table summarizes our average recorded investment and interest income recognized on impaired non-covered loans by loan class for the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$55,246	$573	$62,246	$389
Owner occupied term, net	11,686	79	8,222	49
Multifamily, net	4,830	113	1,082	—
Construction & development, net	5,288	11	13,607	122
Residential development, net	12,190	124	19,442	165
Commercial
Term, net	18,381	4	11,622	4
LOC & other, net	3,478	13	2,268	13
Residential
Mortgage, net	—	—	238	—
Home equity loans & lines, net	—	—	—	—
Consumer & other, net	64	—	—	—
Total, net of deferred fees and costs	$111,163	$917	$118,727	$742

(in thousands)	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$53,460	$1,532	$67,281	$1,155
Owner occupied term, net	11,989	231	6,475	146
Multifamily, net	2,737	113	723	—
Construction & development, net	7,423	33	15,001	363
Residential development, net	14,128	373	23,513	474
Commercial
Term, net	14,512	12	12,688	13
LOC & other, net	2,928	38	4,389	39
Residential
Mortgage, net	—	—	191	—
Home equity loans & lines, net	—	—	120	—
Consumer & other, net	32	—	1	—
Total, net of deferred fees and costs	$107,209	$2,332	$130,382	$2,190

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

The following table summarizes our internal risk rating by loan and lease class for the non-covered loan and lease portfolio as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,004,702	$107,055	$103,479	$327	$—	$58,369	$3,273,932
Owner occupied term, net	2,469,495	68,393	86,640	571	620	11,232	2,636,951
Multifamily, net	2,515,322	10,213	6,345	—	—	4,830	2,536,710
Construction & development, net	236,693	4,367	3,306	—	—	1,091	245,457
Residential development, net	61,061	776	1,662	—	—	10,282	73,781
Commercial
Term, net	1,063,690	14,065	14,690	251	11	17,321	1,110,028
LOC & other, net	1,272,032	40,874	22,476	225	90	3,124	1,338,821
Leases and equipment finance, net	484,056	3,687	1,351	2,551	576	—	492,221
Residential
Mortgage, net	2,061,460	4,811	7,545	—	11,450	—	2,085,266
Home equity loans & lines, net	810,760	4,468	1,591	—	1,946	—	818,765
Consumer & other, net	360,396	2,769	360	—	226	128	363,879
Total, net of deferred fees and costs	$14,339,667	$261,478	$249,445	$3,925	$14,919	$106,377	$14,975,811

(1) Impaired loans includes 6.3% classified as watch, 2.8% classified as special mentioned, 89.7% classified as substandard, and 1.2% classified as doubtful.

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

Troubled Debt Restructurings

At September 30, 2014 and December 31, 2013, impaired loans of $63.5 million and $68.8 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were no available commitments for troubled debt restructurings outstanding as of September 30, 2014 and December 31, 2013.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan segment as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$61,657	$4,808	$66,465
Commercial, net	1,245	2,510	3,755
Residential, net	605	—	605
Total, net of deferred fees and costs	$63,507	$7,318	$70,825

(in thousands)	December 31, 2013
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$67,060	$2,196	$69,256
Commercial, net	1,258	2,603	3,861
Residential, net	473	—	473
Total, net of deferred fees and costs	$68,791	$4,799	$73,590

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

The following table presents newly non-covered restructured loans that occurred during the three and nine months ended September 30, 2014 and three and nine months ended September 30, 2013:

(in thousands)	Three Months Ended September 30, 2014
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications

Commercial real estate, net	$—	$1,088	$—	$—	$—	$1,088
Commercial, net	—	—	—	—	—	—
Residential, net	—	—	—	—	—	—
Consumer & other, net	—	—	—	—	—	—
Total, net of deferred fees and costs	$—	$1,088	$—	$—	$—	$1,088

Three Months Ended September 30, 2013
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications

Commercial real estate, net	$—	$—	$—	$—	$—	$—
Commercial, net	—	—	—	—	3,588	3,588
Residential, net	—	—	—	—	—	—
Consumer & other, net	—	—	—	—	—	—
Total, net of deferred fees and costs	$—	$—	$—	$—	$3,588	$3,588

	Nine Months Ended September 30, 2014
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications

Commercial real estate, net	$—	$2,332	$—	$—	$3,519	$5,851
Commercial, net	—	—	—	—	—	—
Residential, net	—	—	—	—	138	138
Consumer & other, net	—	—	—	—	—	—
Total	$—	$2,332	$—	$—	$3,657	$5,989

(in thousands)	Nine Months Ended September 30, 2013
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications

Commercial real estate, net	$—	$—	$4,291	$—	$—	$4,291
Commercial, net	—	—	—	—	4,040	4,040
Residential, net	—	—	—	—	478	478
Consumer & other, net	—	—	—	—	—	—
Total, net of deferred fees and costs	$—	$—	$4,291	$—	$4,518	$8,809

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

There were no financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2014 and 2013.

Note 6 – Covered Assets and Indemnification Asset

Covered Loans, Net
Loans acquired in a Federal Deposit Insurance Corporation ("FDIC")-assisted acquisition that are subject to a loss-share agreement are referred to as covered loans and reported separately in our statements of financial condition. Covered loans are reported exclusive of the cash flow reimbursements expected from the FDIC.

The following table presents the major types of covered loans as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Commercial real estate
Non-owner occupied term, net	$149,521	$206,902
Owner occupied term, net	45,919	49,817
Multifamily, net	29,001	37,671
Construction & development, net	2,359	3,455
Residential development, net	3,068	7,286
Commercial
Term, net	9,630	15,719
LOC & other, net	5,920	6,698
Residential
Mortgage, net	17,067	22,316
Home equity loans & lines, net	17,289	19,637
Consumer & other, net	3,616	4,262
Total, net of deferred fees and costs	$283,390	$373,763
Allowance for covered loans	(7,828)	(9,771)
Total	$275,562	$363,992

The outstanding contractual unpaid principal balance, excluding purchase accounting adjustments, at September 30, 2014 was $336.9 million as compared to $462.4 million at December 31, 2013.

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

The following table presents the changes in the accretable yield for the three and nine months ended September 30, 2014 and 2013 for the covered loan portfolio:

(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$95,022	$154,803	$126,484	$183,388
Accretion to interest income	(8,478)	(11,457)	(36,461)	(40,041)
Disposals	(2,723)	(3,726)	(19,977)	(11,179)
Reclassifications from nonaccretable difference	6,201	2,696	19,976	10,148
Balance, end of period	$90,022	$142,316	$90,022	$142,316

Allowance for Covered Loan Losses

The following table summarizes activity related to the allowance for covered loan losses by covered loan portfolio segment for the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Three Months Ended September 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$4,962	$2,839	$550	$149	$8,500
Charge-offs	(509)	(212)	(13)	(47)	(781)
Recoveries	100	80	12	15	207
(Recapture) provision	(271)	(66)	238	1	(98)
Balance, end of period	$4,282	$2,641	$787	$118	$7,828

	Three Months Ended September 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$8,871	$4,512	$808	$176	$14,367
Charge-offs	(553)	(406)	(48)	(88)	(1,095)
Recoveries	182	156	59	153	550
(Recapture) provision	(1,466)	(367)	(16)	(55)	(1,904)
Balance, end of period	$7,034	$3,895	$803	$186	$11,918

(in thousands)	Nine Months Ended September 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$6,105	$2,837	$660	$169	$9,771
Charge-offs	(1,555)	(1,126)	(177)	(110)	(2,968)
Recoveries	729	326	147	53	1,255
(Recapture) provision	(997)	604	157	6	(230)
Balance, end of period	$4,282	$2,641	$787	$118	$7,828

	Nine Months Ended September 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$12,129	$4,980	$804	$362	$18,275
Charge-offs	(1,321)	(1,219)	(156)	(420)	(3,116)
Recoveries	669	428	185	221	1,503
(Recapture) provision	(4,443)	(294)	(30)	23	(4,744)
Balance, end of period	$7,034	$3,895	$803	$186	$11,918

The following table presents the allowance and recorded investment in covered loans by portfolio segment as of September 30, 2014 and 2013:

(in thousands)	September 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans:
Loans acquired with deteriorated credit quality (1)	$4,200	$2,537	$733	$71	$7,541
Collectively evaluated for impairment (2)	82	104	54	47	287
Total	$4,282	$2,641	$787	$118	$7,828
Covered loans:
Loans acquired with deteriorated credit quality (1)	$229,469	$8,924	$29,227	$1,312	$268,932
Collectively evaluated for impairment (2)	399	6,626	5,129	2,304	14,458
Total	$229,868	$15,550	$34,356	$3,616	$283,390

(in thousands)	September 30, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for covered loans:
Loans acquired with deteriorated credit quality (1)	$6,648	$3,691	$752	$135	$11,226
Collectively evaluated for impairment (2)	386	204	51	51	692
Total	$7,034	$3,895	$803	$186	$11,918
Covered loans:
Loans acquired with deteriorated credit quality (1)	$329,044	$17,799	$38,887	$2,000	$387,730
Collectively evaluated for impairment (2)	2,852	10,542	5,114	2,763	21,271
Total	$331,896	$28,341	$44,001	$4,763	$409,001

(1) The valuation allowance is netted against the carrying value of the covered loan balance.
(2) The allowance on covered loan losses includes an allowance on covered loan advances on acquired loans subsequent to acquisition.

The valuation allowance on covered loans was reduced by recaptured provision of $311,000 and $1.6 million for the three and nine months ended September 30, 2014, respectively, and $2.4 million and $7.9 million for the three and nine months ended September 30, 2013, respectively.

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

The following table summarizes our internal risk rating grouping by covered loans, net as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Non-owner occupied term, net	$93,662	$18,128	$35,905	$—	$—	$147,695
Owner occupied term, net	28,917	4,874	11,028	—	—	44,819
Multifamily, net	18,061	1,664	8,820	—	—	28,545
Construction & development, net	1,160	—	830	—	—	1,990
Residential development, net	—	221	2,313	—	—	2,534
Commercial
Term, net	3,361	536	3,199	—	—	7,096
LOC & other, net	5,813	—	—	—	—	5,813
Residential
Mortgage, net	17,005	—	—	—	—	17,005
Home equity loans & lines, net	16,486	—	79	—	—	16,565
Consumer & other, net	3,500	—	—	—	—	3,500
Total, net of deferred fees and costs and allowance for loan losses	$187,965	$25,423	$62,174	$—	$—	$275,562

(in thousands)	December 31, 2013
		Special
	Pass/Watch	Mention	Substandard	Doubtful	Loss	Total
Commercial real estate
Non-owner occupied term, net	$133,452	$26,321	$44,279	$—	$—	$204,052
Owner occupied term, net	30,119	3,370	14,971	213	—	48,673
Multifamily, net	24,213	2,563	10,409	—	—	37,185
Construction & development, net	1,117	—	1,686	—	—	2,803
Residential development, net	492	224	5,541	54	—	6,311
Commercial
Term, net	3,753	3,141	6,128	258	—	13,280
LOC & other, net	4,630	991	681	—	—	6,302
Residential
Mortgage, net	22,175	—	—	—	—	22,175
Home equity loans & lines, net	19,043	—	76	—	—	19,119
Consumer & other, net	4,092	—	—	—	—	4,092
Total, net of deferred fees and costs and allowance for loan losses	$243,086	$36,610	$83,771	$525	$—	$363,992

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

The following table summarizes the activity related to the FDIC indemnification asset for the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$11,293	$36,263	$23,174	$52,798
Change in FDIC indemnification asset	(2,728)	(6,474)	(13,169)	(19,841)
Transfers to due from FDIC and other	(754)	(362)	(2,194)	(3,530)
Balance, end of period	$7,811	$29,427	$7,811	$29,427

Note 7–Goodwill and Other Intangible Assets

The following tables summarize the changes in the Company's goodwill and other intangible assets for the year ended December 31, 2013, and the nine months ended September 30, 2014. Goodwill and all other intangible assets are related to the Community Banking segment.

(in thousands)	Goodwill
		Accumulated
	Gross	Impairment	Total
Balance, December 31, 2012	$781,106	$(112,934)	$668,172
Net additions	96,777	—	96,777
Reductions	(644)	—	(644)
Balance, December 31, 2013	877,239	(112,934)	764,305
Net additions	1,021,102	—	1,021,102
Reductions	—	—	—
Balance, September 30, 2014	$1,898,341	$(112,934)	$1,785,407

Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Additional information on the acquisitions and purchase price allocations is provided in Note 2. The reduction to goodwill in 2013 of $644,000 relates to purchase accounting adjustments.

(in thousands)	Other Intangible Assets
		Accumulated
	Gross	Amortization	Net
Balance, December 31, 2012	$58,909	(41,750)	$17,159
Net additions	—	—	—
Amortization	—	(4,781)	(4,781)
Balance, December 31, 2013	58,909	(46,531)	12,378
Net additions	54,562	—	54,562
Amortization	—	(7,105)	(7,105)
Balance, September 30, 2014	$113,471	$(53,636)	$59,835

Intangible additions in 2014 relate to the Merger and represent the value of the core deposits, which includes all deposits except certificates of deposit. The value of the core deposit intangible assets were determined by an analysis of the cost differential between the core deposits inclusive of estimated servicing costs and alternative funding sources. The core deposit intangible recorded in connection with the Merger will be amortized on an accelerated basis over a period of 10 years.

The Company conducts its annual evaluation of goodwill for impairment as of its year end of December 31. Goodwill and other intangibles are required to be analyzed for impairment if certain triggering events occur. During the nine months ended September 30, 2014, management determined that no trigger events occurred that required an impairment analysis. The table below presents the forecasted amortization expense for intangible assets acquired in all mergers:

(in thousands)
Expected
Year	Amortization
Remainder of 2014	$3,102
2015	11,225
2016	8,622
2017	6,756
2018	6,166
Thereafter	23,964
$59,835

Note 8 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR") for the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$114,192	$38,192	$47,765	$27,428
Acquired/purchased MSR	—	—	62,770	—
Additions for new MSR capitalized	8,813	4,072	16,583	15,182
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(672)	3,406	(2,543)	3,739
Other(2)	(3,608)	(3,817)	(5,850)	(4,496)
Balance, end of period	$118,725	$41,853	$118,725	$41,853

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential mortgage serviced loan portfolio as of September 30, 2014 and December 31, 2013 is as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013
Balance of residential mortgage loans serviced for others	$11,300,947	$4,362,499
MSR as a percentage of serviced loans	1.05%	1.09%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $6.2 million and $14.5 million for the three and nine months ended September 30, 2014, as compared to $2.7 million and $7.5 million for the three and nine months ended September 30, 2013.

Key assumptions used in measuring the fair value of MSR as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Constant prepayment rate	11.52%	12.74%
Discount rate	9.16%	8.69%
Weighted average life (years)	6.7	6.0

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of September 30, 2014 and December 31, 2013 is as follows:

(in thousands)	September 30, 2014	December 31, 2013
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(4,822)	$(2,255)
Effect on fair value of a 20% adverse change	$(9,275)	$(4,323)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(4,722)	$(1,832)
Effect on fair value of a 200 basis point adverse change	$(9,120)	$(3,534)

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

Note 9 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of September 30, 2014:

(dollars in thousands)		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$15,028	Floating rate, LIBOR plus 3.35%, adjusted quarterly	4.92%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	22,736	Floating rate, LIBOR plus 3.45%, adjusted quarterly	5.01%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	7,104	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.48%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	7,081	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.49%	March 2034
Umpqua Master Trust I	August 2007	41,238	23,281	Floating rate, LIBOR plus 1.35%, adjusted quarterly	2.81%	September 2037
Umpqua Master Trust IB	September 2007	20,619	13,684	Floating rate, LIBOR plus 2.75%, adjusted quarterly	4.50%	December 2037
Sterling Capital Trust III	April 2003	14,433	11,075	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.55%	April 2033
Sterling Capital Trust IV	May 2003	10,310	7,824	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.46%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	15,708	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.57%	June 2033
Sterling Capital Trust VI	June 2003	10,310	7,802	Floating rate, LIBOR plus 3.20%, adjusted quarterly	4.54%	September 2033
Sterling Capital Trust VII	June 2006	56,702	33,170	Floating rate, LIBOR plus 1.53%, adjusted quarterly	3.00%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	30,511	Floating rate, LIBOR plus 1.63%, adjusted quarterly	3.15%	December 2036
Sterling Capital Trust IX	July 2007	46,392	26,334	Floating rate, LIBOR plus 1.40%, adjusted quarterly	2.88%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	6,987	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.50%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	6,357	Floating rate, LIBOR plus 1.80%, adjusted quarterly	3.30%	June 2035
Klamath First Capital Trust I	July 2001	15,464	12,846	Floating rate, LIBOR plus 3.75%, adjusted semiannually	4.91%	July 2031
		$379,390	$247,528
AT AMORTIZED COST:
HB Capital Trust I	March 2000	$5,310	$6,175	10.875%	8.44%	March 2030
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,790	10.200%	8.41%	February 2031
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,231	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.04%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,246	Floating rate, LIBOR plus 2.95%, adjusted quarterly	2.50%	September 2033
CIB Capital Trust	November 2002	10,310	11,099	Floating rate, LIBOR plus 3.45%, adjusted quarterly	3.03%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	3.82%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.83%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.13%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.13%	September 2033
		96,037	101,657
	Total	$475,427	$349,185

(1)
Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of September 30, 2014.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $14.3 million at September 30, 2014 and $6.9 million at December 31, 2013. As of September 30, 2014, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling. Refer to Note 16 for discussion of the rational for election of fair value and the approach used to fair value the selected junior subordinated debentures.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments, the discounts will reverse over time in a manner similar to the effective interest rate method as if these instruments were accounted for under the amortized cost method. Losses recorded resulting from the change in the fair value of these instruments were $1.6 million and $554,000 for the three months ended September 30, 2014 and 2013 and $3.5 million and $1.6 million for the nine months ended September 30, 2014 and 2013.

Note 10 – Commitments and Contingencies

Lease Commitments — As of September 30, 2014, the Bank leased 289 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and nine months ended September 30, 2014 was $9.8 million and $23.6 million, respectively, and for the three and nine months ended September 30, 2013 was $4.9 million and $14.2 million, respectively. Rent expense was partially offset by rent income for the three and nine months ended September 30, 2014 of $170,000 and $441,000, respectively, and for the three and nine months ended September 30, 2013 of $148,000 and $596,000, respectively.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of September 30, 2014
Commitments to extend credit	$2,899,299
Commitments to extend overdrafts	$944,855
Forward sales commitments	$383,413
Commitments to originate residential mortgage loans held for sale	$226,946
Standby letters of credit	$67,527

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees during the three and nine months ended September 30, 2014 and September 30, 2013. At September 30, 2014, approximately $48.6 million of standby letters of credit expire within one year, and $18.9 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $1.6 million as of September 30, 2014.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of September 30, 2014, the Company had a residential mortgage loan repurchase reserve liability of $3.5 million.

Legal Proceedings—The Bank owns 483,806 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4121 per Class A share. As of September 30, 2014, the value of the Class A shares was $213.37 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $42.5 million as of September 30, 2014, and has not been reflected in the accompanying financial statements. The shares of Visa Inc. Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa Inc. may sell additional Class A shares and use the proceeds to settle litigation, thereby reducing the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 79% and 74% of the Bank's non-covered loan and lease portfolio at September 30, 2014 and December 31, 2013, respectively.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2014 and 2013.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2014, the Bank had commitments to originate mortgage loans held for sale totaling $226.9 million and forward sales commitments of $383.4 million.

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

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of September 30, 2014, the Bank had 300 interest rate swaps with an aggregate notional amount of $1.5 billion related to this program.

In connection with the interest rate swap program with commercial customers, the Bank has agreements with its derivative counterparties that contain a provision where if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank also has agreements with its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Bank were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. If the Bank had breached any of these provisions at September 30, 2014, it could have been required to settle its obligations under the agreements at the termination value.

As of September 30, 2014, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $21.0 million.  The Bank has collateral posting requirements for initial or variation margins with its counterparties and has been required to post collateral against its obligations under these agreements of $31.3 million and $13.0 million as of September 30, 2014 and December 31, 2013, respectively.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of September 30, 2014, the net CVA decreased the settlement values of the Bank's net derivative assets by $1.4 million. During the three and nine months ended September 30, 2014, the Bank recognized a gain of $107,000 and a loss of $2.9 million, respectively, and during the three and nine months ended September 30, 2013, the Bank recognized a loss of $738,000 and a gain of $1.1 million, respectively related to CVA on nonhedge derivative instruments, which is included in noninterest income. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The following tables summarize the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of September 30, 2014 and December 31, 2013:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated	September 30,	December 31,	September 30,	December 31,
as hedging instrument	2014	2013	2014	2013
Interest rate lock commitments	$2,180	$706	$—	$—
Interest rate forward sales commitments	246	1,250	1,010	6
Interest rate swaps	18,963	15,965	20,276	14,556
Total	$21,389	$17,921	$21,286	$14,562

The fair values of the derivatives are recorded in other assets and other liabilities. The following table summarizes the types of derivatives and the gains (losses) recorded during the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Three months ended		Nine Months Ended
Derivatives not designated	September 30,		September 30,
as hedging instrument	2014	2013	2014	2013
Interest rate lock commitments	$(5,475)	$2,370	$1,312	$1,530
Interest rate forward sales commitments	1,788	(3,239)	(14,228)	11,508
Interest rate swaps	107	(738)	(2,893)	1,101
Total	$(3,580)	$(1,607)	$(15,809)	$14,139

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps are included in other income.

The following table summarizes the derivatives that have a right of offset as of September 30, 2014 and December 31, 2013:

(in thousands)				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
September 30, 2014
Derivative Assets
Interest rate swaps	$18,963	$—	$18,963	$2,406	$(15,946)	$5,423
Derivative Liabilities
Interest rate swaps	$20,276	$—	$20,276	$2,406	$(22,682)	$—

December 31, 2013
Derivative Assets
Interest rate swaps	$15,965	$—	$15,965	$(4,852)	$(2,207)	$8,906
Derivative Liabilities
Interest rate swaps	$14,556	$—	$14,556	$(4,852)	$(9,704)	$—

Note 12 – Shareholders' Equity and Stock Compensation

On April 18, 2014, the Company completed the Merger with Sterling. The details of the conversion of Sterling common stock, stock options, and restricted stock units are included in Note 2. The conversion resulted in the issuance of 104,385,087 shares of common stock, 994,214 restricted stock units, and 439,921 stock options granted. Additionally, the 2,960,238 outstanding Sterling warrants were converted into warrants exercisable to receive 1.671 shares of Umpqua stock per warrant, with an exercise price of $12.88 as of the merger date. As of September 30, 2014, there were 3,025,886 warrants outstanding, with an exercise price of $12.60. Adjustments to the number and exercise price of these outstanding warrants occurred in the second and third quarter of 2014, due to dividend distributions triggering an anti-dilutive provision.

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

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $3.7 million and $8.8 million for the three and nine months ended September 30, 2014, as compared to $1.3 million and $3.5 million for the three and nine months ended September 30, 2013. The total income tax benefit recognized related to stock-based compensation was $1.4 million and $3.4 million for the three and nine months ended September 30, 2014 as compared to $524,000 and $1.4 million for the three and nine months ended September 30, 2013.  During the three months ended September 30, 2014, vesting was accelerated for certain restricted stock units and stock options issued in connection with the Sterling Merger, resulting in $2.8 million of accelerated compensation expense which was recorded in merger related expense.

The following table summarizes information about stock option activity for the nine months ended September 30, 2014:

(in thousands, except per share data)	Nine Months Ended September 30, 2014
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	981	$16.17
Granted/Assumed	440	$12.12
Exercised	(563)	$11.91
Forfeited/expired	(42)	$19.28
Balance, end of period	816	$16.77	3.96	$2,228
Options exercisable, end of period	680	$17.69	3.26	$1,638

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and nine months ended September 30, 2014 was $241,000 and $3.1 million, respectively, as compared to the three and nine months ended September 30, 2013 of $630,000 and $767,000, respectively.

During the three and nine months ended September 30, 2014, the amount of cash received from the exercise of stock options was $239,000 and $4.5 million, as compared to the three and nine months ended September 30, 2013 of $1.7 million and $2.5 million. Total consideration was $483,000 and $6.7 million for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013 of $1.7 million and $2.5 million.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model.  There were no stock options granted in the nine months ended September 30, 2014 and September 30, 2013. The following weighted average assumptions were used to determine the fair value of stock options grants assumed during the nine months ended September 30, 2014:

Nine Months Ended
September 30,
2014
Dividend yield	3.25%
Expected life (years)	6.79
Expected volatility	31%
Risk-free rate	0.91%
Weighted average fair value of options on date of grant	$3.22

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares issued prior to 2011 generally vest on an annual basis over five years. Restricted shares issued since 2011 generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the nine months ended September 30, 2014:

(in thousands, except per share data)	Nine Months Ended September 30, 2014
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	992	$12.79
Granted/Assumed	839	$17.33
Released	(374)	$12.13
Forfeited/expired	(66)	$14.37
Balance, end of period	1,391	$15.63

The total fair value of restricted shares vested and released during the three and nine months ended September 30, 2014 was $615,000 and $7.0 million as compared to the three and nine months ended September 30, 2013 of $108,000 and $1.9 million.

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

(in thousands, except per share data)	Nine Months Ended September 30, 2014
	Restricted	Weighted
	Stock Units	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	95	$10.41
Granted/Assumed	1,024	$18.34
Released	(339)	$16.90
Forfeited/expired	(49)	$18.58
Balance, end of period	731	$18.34

As of September 30, 2014, there was $425,000 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 1.92 years.  As of September 30, 2014, there was $13.2 million of total unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 1.50 years. As of September 30, 2014, there was $9.3 million of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 2.54 years, assuming expected performance conditions are met.

For the three and nine months ended September 30, 2014, the Company received income tax benefits of $469,000 and $6.2 million, respectively, as compared to the three and nine months ended September 30, 2013 of $294,000 and $1.1 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. In the nine months ended September 30, 2014, the Company had net excess tax benefit (tax benefit resulting from tax deductions greater than the compensation cost recognized) of $1.2 million, as compared to $20,000 of net tax deficiencies (tax deficiency resulting from tax deductions greater than the compensation cost recognized) for the nine months ended September 30, 2013.  Only gross excess tax benefits are classified as financing cash flows.

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

The Company had gross unrecognized tax benefits of $2.6 million as of September 30, 2014, including $2.0 million assumed in the Merger.  If recognized, the unrecognized tax benefit would reduce the 2014 annual effective tax rate by 1.0%.  During the three months and nine months ended September 30, 2014, the Company accrued $44,000 and $49,000, respectively, of interest relating to its liability for unrecognized tax benefits.  Interest on unrecognized tax benefits is reported by the Company as a component of tax expense.  As of September 30, 2014, the accrued interest related to unrecognized tax benefits was $370,000, including $128,000 assumed in the Merger.

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

The following is a computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013:

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NUMERATORS:
Net income	$58,989	$23,477	$94,974	$73,091
Less:
Dividends and undistributed earnings allocated to participating securities (1)	142	196	338	576
Net earnings available to common shareholders	$58,847	$23,281	$94,636	$72,515
DENOMINATORS:
Weighted average number of common shares outstanding - basic	217,245	111,912	175,627	111,934
Effect of potentially dilutive common shares (2)	1,696	283	1,029	220
Weighted average number of common shares outstanding - diluted	218,941	112,195	176,656	112,154
EARNINGS PER COMMON SHARE:
Basic	$0.27	$0.21	$0.54	$0.65
Diluted	$0.27	$0.21	$0.54	$0.65

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)
Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units and warrants that were converted into warrants exercisable for Umpqua common shares in connection with the Sterling acquisition, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and nine months ended September 30, 2014 and 2013.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock options	5	363	398	738

Note 15 – Segment Information

The Company operates two primary segments: Community Banking and Home Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of September 30, 2014, the Community Banking segment operated 408 locations throughout Oregon, Washington, California, Idaho, and Nevada.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Three Months Ended September 30, 2014
	Community	Home
	Banking	Lending	Consolidated
Interest income	$219,268	$20,255	$239,523
Interest expense	12,003	1,804	13,807
Net interest income	207,265	18,451	225,716
Provision for non-covered loan and lease losses	14,431	—	14,431
Recapture of provision for covered loan losses	(98)	—	(98)
Non-interest income	30,198	31,726	61,924
Non-interest expense	160,559	21,999	182,558
Income before income taxes	62,571	28,178	90,749
Provision for income taxes	21,898	9,862	31,760
Net income	40,673	18,316	58,989
Dividends and undistributed earnings allocated
to participating securities	142	—	142
Net earnings available to common shareholders	$40,531	$18,316	$58,847

(in thousands)	Nine Months Ended September 30, 2014
	Community	Home
	Banking	Lending	Consolidated
Interest income	$536,922	$43,448	$580,370
Interest expense	30,858	3,699	34,557
Net interest income	506,064	39,749	545,813
Provision for non-covered loan and lease losses	35,230	—	35,230
Recapture of provision for covered loan losses	(230)	—	(230)
Non-interest income	62,663	66,797	129,460
Non-interest expense	445,189	48,018	493,207
Income before income taxes	88,538	58,528	147,066
Provision for income taxes	30,090	22,002	52,092
Net income	58,448	36,526	94,974
Dividends and undistributed earnings allocated
to participating securities	338	—	338
Net earnings available to common shareholders	$58,110	$36,526	$94,636

(in thousands)	Three Months Ended September 30, 2013
	Community	Home
	Banking	Lending	Consolidated
Interest income	$110,594	$5,366	$115,960
Interest expense	8,537	614	9,151
Net interest income	102,057	4,752	106,809
Provision for non-covered loan and lease losses	3,008	—	3,008
Recapture of provision for covered loan losses	(1,904)	—	(1,904)
Non-interest income	11,040	15,104	26,144
Non-interest expense	85,859	9,745	95,604
Income before income taxes	26,134	10,111	36,245
Provision for income taxes	8,724	4,044	12,768
Net income	17,410	6,067	23,477
Dividends and undistributed earnings allocated
to participating securities	196	—	196
Net earnings available to common shareholders	$17,214	$6,067	$23,281

	Nine Months Ended September 30, 2013
	Community	Home
	Banking	Lending	Consolidated
Interest income	$307,900	$16,408	$324,308
Interest expense	27,471	1,946	29,417
Net interest income	280,429	14,462	294,891
Provision for non-covered loan and lease losses	12,989	—	12,989
Recapture of provision for covered loan losses	(4,744)	—	(4,744)
Non-interest income	31,411	63,245	94,656
Non-interest expense	238,411	30,886	269,297
Income before income taxes	65,184	46,821	112,005
Provision for income taxes	20,186	18,728	38,914
Net income	44,998	28,093	73,091
Dividends and undistributed earnings allocated
to participating securities	576	—	576
Net earnings available to common shareholders	$44,422	$28,093	$72,515

(in thousands)	September 30, 2014
	Community	Home
	Banking	Lending	Consolidated
Total assets	$20,078,945	$2,409,114	$22,488,059
Total loans and leases (covered and non-covered)	$13,211,330	$2,047,871	$15,259,201
Total deposits	$16,660,992	$66,618	$16,727,610

(in thousands)	December 31, 2013
	Community	Home
	Banking	Lending	Consolidated
Total assets	$10,949,050	$687,062	$11,636,112
Total loans and leases (covered and non-covered)	$7,186,366	$532,029	$7,718,395
Total deposits	$9,090,959	$26,701	$9,117,660

Note 16 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of September 30, 2014 and December 31, 2013, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)		September 30, 2014		December 31, 2013
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$1,443,710	$1,443,710	$790,423	$790,423
Trading securities	1,2	9,727	9,727	5,958	5,958
Securities available for sale	2	2,400,061	2,400,061	1,790,978	1,790,978
Securities held to maturity	3	5,356	5,692	5,563	5,874
Loans held for sale	2	265,800	265,800	104,664	104,664
Non-covered loans and leases, net	3	14,868,004	14,845,248	7,269,089	7,250,596
Covered loans, net	3	275,562	309,804	363,992	409,555
Restricted equity securities	1	120,759	120,759	30,685	30,685
Residential mortgage servicing rights	3	118,725	118,725	47,765	47,765
Bank owned life insurance assets	1	293,511	293,511	96,938	96,938
FDIC indemnification asset	3	7,811	2,978	23,174	6,001
Derivatives	2,3	21,389	21,389	17,921	17,921
Visa Class B common stock	3	—	40,414	—	41,700
FINANCIAL LIABILITIES:
Deposits	1,2	$16,727,610	$16,728,741	$9,117,660	$9,125,832
Securities sold under agreements to repurchase	2	339,367	339,367	224,882	224,882
Term debt	2	1,057,140	1,079,457	251,494	270,004
Junior subordinated debentures, at fair value	3	247,528	247,528	87,274	87,274
Junior subordinated debentures, at amortized cost	3	101,657	73,321	101,899	72,009
Derivatives	2	21,286	21,286	14,562	14,562

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$219	$—	$219	$—
Equity securities	4,918	4,918	—	—
Other investments securities(1)	4,590	—	4,590	—
Available for sale securities
U.S. Treasury and agencies	230	—	230	—
Obligations of states and political subdivisions	341,246	—	341,246	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,056,532	—	2,056,532	—
Investments in mutual funds and other equity securities	2,053	—	2,053	—
Loans held for sale, at fair value	265,800		265,800
Residential mortgage servicing rights, at fair value	118,725	—	—	118,725
Derivatives
Interest rate lock commitments	2,180	—	—	2,180
Interest rate forward sales commitments	246	—	246	—
Interest rate swaps	18,963	—	18,963	—
Total assets measured at fair value	$2,815,702	$4,918	$2,689,879	$120,905
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$247,528	$—	$—	$247,528
Derivatives
Interest rate lock commitments	—	—	—	—
Interest rate forward sales commitments	1,010	—	1,010	—
Interest rate swaps	20,276	—	20,276	—
Total liabilities measured at fair value	$268,814	$—	$21,286	$247,528

(in thousands)	December 31, 2013
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$2,366	$—	$2,366	$—
Equity securities	3,498	3,498	—	—
Other investments securities(1)	94	—	94	—
Available for sale securities
U.S. Treasury and agencies	268	—	268	—
Obligations of states and political subdivisions	235,205	—	235,205	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,553,541	—	1,553,541	—
Investments in mutual funds and other equity securities	1,964	—	1,964	—
Loans held for sale, at fair value	104,664		104,664
Residential mortgage servicing rights, at fair value	47,765	—	—	47,765
Derivatives
Interest rate lock commitments	706	—	—	706
Interest rate forward sales commitments	1,250	—	1,250	—
Interest rate swaps	15,965	—	15,965	—
Total assets measured at fair value	$1,967,286	$3,498	$1,915,317	$48,471
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$87,274	$—	$—	$87,274
Derivatives
Interest rate lock commitments	—	—	—	—
Interest rate forward sales commitments	6	—	6	—
Interest rate swaps	14,556	—	14,556	—
Total liabilities measured at fair value	$101,836	$—	$14,562	$87,274

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

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

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2014, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2014:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average (Range)
Residential mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	11.52%
		Discount Rate	9.16%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	76.6%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	6.18%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of September 30, 2014, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2014 and 2013.

(in thousands)
Three Months Ended September 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2014
Residential mortgage servicing rights	$114,192	$(4,280)	$8,813	$—	$118,725	$(3,554)
Interest rate lock commitment, net	4,405	3,250	1,929	(7,404)	2,180	2,180
Junior subordinated debentures, at fair value	246,077	3,745	—	(2,294)	247,528	3,745

2013
Residential mortgage servicing rights	$38,192	$(411)	$4,072	$—	$41,853	$746
Interest rate lock commitment, net	638	(638)	17,695	(14,687)	3,008	3,008
Junior subordinated debentures, at fair value	86,159	1,533	—	(974)	86,718	1,533

(in thousands)
Nine Months Ended September 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2014
Residential mortgage servicing rights	$47,765	$(8,393)	$79,353	$—	$118,725	$(6,424)
Interest rate lock commitment, net	706	(868)	18,106	(15,764)	2,180	2,180
Junior subordinated debentures, at fair value	87,274	8,512	156,840	(5,098)	247,528	8,512

2013
Residential mortgage servicing rights	$27,428	$(757)	$15,182	$—	$41,853	$(755)
Interest rate lock commitment, net	1,478	(1,478)	52,192	(49,184)	3,008	3,008
Junior subordinated debentures, at fair value	85,081	4,563	—	(2,926)	86,718	4,563

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

(in thousands)	September 30, 2014
	Total	Level 1	Level 2	Level 3
Non-covered loans and leases	$17,549	$—	$—	$17,549
Non-covered other real estate owned	—	—	—	—
Covered other real estate owned	234	—	—	234
	$17,783	$—	$—	$17,783

(in thousands)	December 31, 2013
	Total	Level 1	Level 2	Level 3
Non-covered loans and leases	$20,421	$—	$—	$20,421
Non-covered other real estate owned	1,986	—	—	1,986
Covered other real estate owned	2,770	—	—	2,770
	$25,177	$—	$—	$25,177

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Non-covered loans and leases	$2,326	$5,663	$7,585	$18,126
Non-covered other real estate owned	49	11	164	448
Covered other real estate owned	41	24	41	704
Total loss from nonrecurring measurements	$2,416	$5,698	$7,790	$19,278

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014			December 31, 2013
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$265,800	$256,037	$9,763	$104,664	$101,795	$2,869

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of mortgage banking revenue, net in the Consolidated Statements of Income. For the three and nine months ended September 30, 2014 the Company recorded a net decrease of $5.7 million and a net increase of $6.9 million, respectively. For the three and nine months ended September 30, 2013, the Company recorded a net increase of $5.7 million and a net decrease $11.1 million, respectively, representing the change in fair value reflected in earnings.

There were no nonaccrual residential mortgage loans held for sale or residential mortgage loans held for sale 90 days or more past due and still accruing interest as of September 30, 2014 and December 31, 2013, respectively.
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

Note 17 – Subsequent Event

On November 3, 2014, the Company announced the commencement of a secondary public offering of 31,190,716 shares of the Company's common stock, including 28,300,720 shares by certain funds affiliated with Thomas H. Lee Partners, L.P. and Warburg Pincus LLC (collectively, the "Selling Stockholders"), and 2,889,996 shares related to warrants originally issued to the Selling Stockholders.  The warrants were net exercised in full for 2,889,996 shares of the Company's common stock and $6,596,431, purchased from the Selling Stockholders.  No shares of common stock were sold and no proceeds of the offering were received by the Company.  The offering was completed November 7, 2014 and the Selling Stockholders no longer own any warrants or shares of the Company's common stock.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates" and "intends" and words or phrases of similar meaning. We make forward-looking statements regarding our liquidity and projected sources of funds and use of proceeds; availability of acquisition and growth opportunities; dividends; adequacy of our allowance for loan and lease losses and reserve for unfunded commitments; provision for loan and lease losses; performance of troubled debt restructurings; our commercial real estate portfolio, stress testing results and subsequent charge-offs; our covered loan portfolio and the FDIC indemnification asset; the benefits of the Sterling and FinPac acquisitions; cost of interest bearing deposits and pricing strategy; valuation and the potential redemption of junior subordinated debentures; the impact of Basel III on our capital ratios; tax rates; the impact, and mitigation of, LIBOR changes with respect to junior subordinated debentures; and the impact of accounting pronouncements. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:

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

Executive Overview

Significant items for the three and nine months ended September 30, 2014 were as follows:

•
Net earnings available to common shareholders per diluted common share were $0.27 and $0.54 for the three and nine months ended September 30, 2014, respectively, as compared to $0.21 and $0.65 for the three and nine months ended September 30, 2013, respectively.  Operating income per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, were $0.30 and $0.81 for the three and nine months ended September 30, 2014, respectively, as compared to operating income per diluted common share of $0.24 and $0.69 for the three and nine months ended September 30, 2013, respectively.  Operating income per diluted share is considered a "non-GAAP" financial measure.  More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•
Net interest margin, on a tax equivalent basis, was 4.75% and 4.74% for the three and nine months ended September 30, 2014, respectively, as compared to 4.22% and 3.91% for the three and nine months ended September 30, 2013, respectively.  The increase in net interest margin for the three and nine months ended September 30, 2014 was primarily attributable to the acquisitions of Sterling and FinPac and the related loan discount and deposit premium accretion. Excluding the impact of loan disposal gains from the covered loan portfolio, and interest and fee reversals on non-accrual loans, our adjusted net interest margin was 4.71% and 4.63% for the three and nine months ended September 30, 2014, respectively, as compared to adjusted net interest margin of 4.16% and 3.81% for the three and nine months ended September 30, 2013, respectively. Adjusted net interest margin is considered a "non-GAAP" financial measure. More information regarding this measurement and reconciliation to the comparable Generally Accepted Accounting Principles ("GAAP") measurement is provided under the heading Results of Operations - Overview below.

•
The provision for non-covered loan and lease losses was $14.4 million and $35.2 million for the three and nine months ended September 30, 2014, respectively, as compared to the $3.0 million and $13.0 million recognized for the three and nine months ended September 30, 2013, respectively. This increase in the provision related primarily to new loan production from former Sterling offices, growth in the FinPac lease portfolio and organic loan growth.

•
Residential mortgage banking revenue was $26.0 million and $60.8 million for the three and nine months ended September 30, 2014, respectively, compared to $15.1 million and $62.9 million for the three and nine months ended September 30, 2013, respectively.  Closed for sale mortgage volume increased 94.7% in the three months ended September 30, 2014, compared to the prior year same period, due to the Sterling Merger, partially offset by lower refinance activity. The 14.7% increase in closed for sale mortgage volume in the nine months ended September 30, 2014, compared to the prior year same period was due to the Sterling Merger, offset by lower refinance activity.

•
Total gross non-covered loans and leases were $15.0 billion as of September 30, 2014, an increase of $7.6 billion, as compared to December 31, 2013.  In addition to the loans acquired in the Sterling Merger, organic loan growth (gross of sales) of $771.7 million contributed to the increase.

•
Total deposits were $16.7 billion as of September 30, 2014, an increase of $7.6 billion, as compared to December 31, 2013.  The increase was primarily attributed to the deposits acquired in the Sterling Merger along with organic deposit growth of $749.1 million.

•	Total consolidated assets were $22.5 billion as of September 30, 2014, compared to $11.6 billion at December 31, 2013. The increase was primarily related to the Sterling Merger.

•
Non-covered, non-performing assets were $81.6 million, or 0.36% of total assets, as of September 30, 2014, as compared to $57.2 million, or 0.49% of total assets, as of December 31, 2013.  Non-covered, non-performing loans were $49.8 million, or 0.33% of total non-covered loans, as of September 30, 2014, as compared to $35.3 million, or 0.48% of total non-covered loans as of December 31, 2013.

•
Net charge-offs on non-covered loans were $4.6 million for the three months ended September 30, 2014, or 0.12% of average non-covered loans and leases (annualized), as compared to net charge-offs of $4.2 million, or 0.23% of average non-covered loans and leases (annualized), for the three months ended September 30, 2013. Net charge-offs on non-covered loans were $12.7 million for the nine months ended September 30, 2014, or 0.14% of average non-covered loans and leases (annualized), as compared to net charge-offs of $13.7 million, or 0.26% of average non-covered loans and leases (annualized), for the nine months ended September 30, 2013.

•	Total risk based capital was 14.9% as of September 30, 2014, compared to 14.7% as of December 31, 2013.

•	Cash dividends declared in the third quarter of 2014 were $0.15 per common share, comparable to the same period of the prior year.

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

Management believes that the ALLL and RUC was adequate as of September 30, 2014. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the ALLL.

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

In August 2014, the FASB issued ASU No. 2014-14, Receivables -Troubled Debt Restructuring by Creditors. Under certain government-sponsored loan guarantee programs, such as those offered by the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA), qualifying creditors can extend mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults. The objective of this Update is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. Currently, some creditors reclassify those loans to real estate as with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014 with early adoption permitted. The Company is currently reviewing the requirements of ASU No. 2014-14.

Results of Operations

Overview

For the three months ended September 30, 2014, net earnings available to common shareholders were $58.8 million, or $0.27 per diluted common share, as compared to net earnings available to common shareholders of $23.3 million, or $0.21 per diluted common share for the three months ended September 30, 2013.  For the nine months ended September 30, 2014, net earnings available to common shareholders were $94.6 million, or $0.54 per diluted common share, as compared to net earnings available to common shareholders of $72.5 million, or $0.65 per diluted common share for the nine months ended September 30, 2013. The increase in net earnings for the three and nine months ended September 30, 2014 compared to the same period of the prior year was principally attributable to income contribution from the operations acquired from Sterling, partially offset by the expenses associated with the Sterling Merger.

Umpqua recognizes gains or losses on our junior subordinated debentures carried at fair value resulting from the estimated market credit risk adjusted spread and changes in interest rates that do not directly correlate with the Company's operating performance.  Also, Umpqua incurs significant expenses related to the completion and integration of mergers and acquisitions. Additionally, we may recognize goodwill impairment losses that have no direct effect on the Company's or the Bank's cash balances, liquidity, or regulatory capital ratios. Lastly, Umpqua may recognize one-time bargain purchase gains on certain FDIC-assisted acquisitions that are not reflective of Umpqua's on-going earnings power.  Accordingly, management believes that our operating results are best measured on a comparative basis excluding the impact of gains or losses on junior subordinated debentures measured at fair value, net of tax, merger related expenses, net of tax, and other charges related to business combinations such as goodwill impairment charges or bargain purchase gains, net of tax. We define operating earnings as earnings available to common shareholders before gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains on acquisitions, net of tax, merger related expenses, net of tax, and goodwill impairment, and we calculate operating earnings per diluted share by dividing operating earnings by the same diluted share total used in determining diluted earnings per common share.

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the three and nine months ended September 30, 2014 and 2013:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings available to common shareholders	$58,847	$23,281	$94,636	$72,515
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	955	332	2,101	986
Merger related expenses, net of tax	5,274	2,914	46,273	4,318
Operating earnings	$65,076	$26,527	$143,010	$77,819
Per diluted share:
Net earnings available to common shareholders	$0.27	$0.21	$0.54	$0.65
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	0.01	—	0.01	0.01
Merger related expenses, net of tax	0.02	0.03	0.26	0.03
Operating earnings	$0.30	$0.24	$0.81	$0.69

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

The following table presents a reconciliation of net interest income to adjusted net interest income and net interest margin to adjusted net interest margin for the three and nine months ended September 30, 2014 and 2013:

Reconciliation of Net Interest Income to Adjusted Net Interest Income and Net Interest Margin to Adjusted Net Interest Margin

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net interest income - tax equivalent basis (1)	$227,159	$107,946	$549,742	$298,351
Adjustments:
Interest and fee reversals on non-accrual loans	74	203	646	1,321
Covered loan disposal gains	(2,262)	(1,836)	(13,649)	(9,227)
Adjusted net interest income - tax equivalent basis (1)	$224,971	$106,313	$536,739	$290,445
Average interest earning assets	$18,963,760	$10,136,677	$15,495,014	$10,201,559
Net interest margin - consolidated (1)	4.75%	4.22%	4.74%	3.91%
Adjusted net interest margin - consolidated (1)	4.71%	4.16%	4.63%	3.81%

(1)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.4 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, and $3.9 million and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three and nine months ended September 30, 2014 and 2013. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating income as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill and other intangibles, net. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and other intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Returns on average assets:
Net earnings available to common shareholders	1.05%	0.81%	0.70%	0.85%
Operating earnings	1.16%	0.92%	1.06%	0.91%
Returns on average common shareholders' equity:
Net earnings available to common shareholders	6.29%	5.36%	4.30%	5.61%
Operating earnings	6.95%	6.11%	6.50%	6.02%
Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	12.48%	9.79%	8.36%	9.59%
Operating earnings	13.80%	11.15%	12.64%	10.29%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$3,712,813	$1,722,881	$2,941,341	$1,727,229
Less: average goodwill and other intangible assets, net	(1,841,668)	(779,294)	(1,428,705)	(716,137)
Average tangible common shareholders' equity	$1,871,145	$943,587	$1,512,636	$1,011,092
Additionally, management believes tangible common equity and the tangible common equity ratio are meaningful measures of capital adequacy. Umpqua believes the exclusion of certain intangible assets in the computation of tangible common equity and the tangible common equity ratio provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company.  Tangible common equity is calculated as total shareholders' equity less goodwill and other intangible assets, net (excluding MSR).  In addition, tangible assets are total assets less goodwill and other intangible assets, net (excluding MSR).  The tangible common equity ratio is calculated as tangible common shareholders' equity divided by tangible assets. Tangible common equity and the tangible common equity ratio are considered non-GAAP financial measures and should be viewed in conjunction with total shareholders' equity and the total shareholders' equity ratio. The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of September 30, 2014 and December 31, 2013:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	September 30,	December 31,
	2014	2013
Total shareholders' equity	$3,752,508	$1,727,426
Subtract:
Goodwill and other intangible assets, net	1,845,242	776,683
Tangible common shareholders' equity	$1,907,266	$950,743
Total assets	$22,488,059	$11,636,112
Subtract:
Goodwill and other intangible assets, net	1,845,242	776,683
Tangible assets	$20,642,817	$10,859,429
Tangible common equity ratio	9.24%	8.75%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not reviewed or audited.  Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Net Interest Income

Net interest income is the largest source of our operating income. Net interest income for the three months ended September 30, 2014 was $225.7 million, an increase of $118.9 million, compared to the same period in 2013. Net interest income for the nine months ended September 30, 2014 was $545.8 million, an increase of $250.9 million compared to the same period in 2013. The increases in net interest income for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 are primarily attributable to increases in average non-covered loans and leases and average investment securities available for sale, as well as an increase in discount accretion, as a result of the Sterling Merger, partially offset by the increase in average interest-bearing liabilities also primarily due to the Sterling Merger.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.75% for the three months ended September 30, 2014, an increase of 53 basis points as compared to the same period in 2013.  The net interest margin on a fully tax equivalent basis was 4.74% for the nine months ended September 30, 2014, an increase of 83 basis points as compared to the same period in 2013. The increases in net interest margin for the three and nine months ended September 30, 2014 as compared to the same periods in the prior year primarily resulted from an increase in loan yields and an increase in average non-covered loans outstanding. The increase is primarily driven by a higher loan to deposit ratio resulting from the acquisitions of Sterling and FinPac, the accretion of the loan and lease discounts related to the Sterling and FinPac acquisitions, the higher yields related to the FinPac portfolio, and the increase in loan disposal activities associated with the covered loan portfolio.

Loan disposal related activities within the covered loan portfolio, either through loans being paid off in full or transferred to other real estate owned ("OREO"), result in gains within covered loan interest income to the extent assets received in satisfaction of debt (such as cash or the net realizable value of OREO received) exceeds the allocated carrying value of the loan disposed of from the pool.  Loan disposal activities contributed $2.3 million of interest income for the three months ended September 30, 2014 compared to $1.8 million of interest income during the three months ended September 30, 2013. Loan disposal activities contributed $13.6 million of interest income for the nine months ended September 30, 2014 compared to $9.2 million of interest income during the nine months ended September 30, 2013.

Net interest income for the three and nine months ended September 30, 2014 was negatively impacted by the $74,000 and $646,000 reversal of interest and fee income on non-covered, non-accrual loans, as compared to the $203,000 and $1.3 million reversal of interest and fee income during the three and nine months ended September 30, 2013.  Excluding the impact of covered loan disposal gains and interest and fee income reversals on non-covered, non-accrual loans, tax equivalent net interest margin would have been 4.71% and 4.63% for the three and nine months ended September 30, 2014 and 4.16% and 3.81% for the three and nine months ended September 30, 2013.

Adding to the increase in net interest margin in the current quarter as compared to the same period of the prior year was the continued reduction of the cost of interest-bearing liabilities, specifically interest-bearing deposits.  The total cost of interest-bearing deposits for the three and nine months ended September 30, 2014 was 0.22% and 0.23%, representing a 7 and 10 basis point decrease compared to the three and nine months ended September 30, 2013, respectively.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2014 and 2013:

Average Rates and Balances

(dollars in thousands)	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$274,834	$2,672	3.86%	$136,261	$1,086	3.16%
Non-covered loans and leases (1)	14,916,541	212,525	5.65%	7,128,753	92,620	5.15%
Covered loans, net	284,352	8,775	12.24%	402,403	11,837	11.67%
Taxable securities	2,307,732	12,217	2.12%	1,788,567	7,933	1.77%
Non-taxable securities (2)	330,902	4,233	5.12%	237,545	3,337	5.62%
Temporary investments and interest-bearing deposits	849,399	544	0.25%	443,148	284	0.25%
Total interest earning assets	18,963,760	240,966	5.04%	10,136,677	117,097	4.58%
Allowance for non-covered loan and lease losses	(101,307)			(86,246)
Other assets	3,358,546			1,410,298
Total assets	$22,220,999			$11,460,729
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$1,915,562	$239	0.05%	$1,166,527	$185	0.10%
Money market deposits	5,955,880	2,080	0.14%	3,260,782	853	0.10%
Savings deposits	931,899	122	0.05%	531,645	85	0.06%
Time deposits	3,145,390	4,332	0.55%	1,732,625	3,722	0.85%
Repurchase agreements	327,380	54	0.07%	188,367	35	0.07%
Term debt	1,057,527	3,586	1.35%	252,412	2,338	3.67%
Junior subordinated debentures	347,567	3,394	3.87%	188,102	1,933	4.08%
Total interest-bearing liabilities	13,681,205	13,807	0.40%	7,320,460	9,151	0.50%
Non-interest-bearing deposits	4,558,672			2,317,932
Other liabilities	268,309			99,456
Total liabilities	18,508,186			9,737,848
Common equity	3,712,813			1,722,881
Total liabilities and shareholders' equity	$22,220,999			$11,460,729
NET INTEREST INCOME		$227,159			$107,946
NET INTEREST SPREAD			4.64%			4.08%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			5.04%			4.58%
INTEREST EXPENSE TO EARNING ASSETS			0.29%			0.36%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.75%			4.22%

(1)	Non-covered non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.4 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively.

(dollars in thousands)	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$188,646	$5,748	4.07%	$154,839	$3,916	3.38%
Non-covered loans and leases (1)	11,913,105	493,778	5.54%	6,833,504	246,769	4.83%
Covered loans, net	316,690	37,424	15.80%	429,909	41,167	12.80%
Taxable securities	2,040,394	34,414	2.25%	2,049,630	24,794	1.61%
Non-taxable securities (2)	293,000	11,528	5.25%	250,535	10,185	5.42%
Temporary investments and interest bearing deposits	743,179	1,407	0.25%	483,142	937	0.26%
Total interest earning assets	15,495,014	584,299	5.04%	10,201,559	327,768	4.30%
Allowance for non-covered loan and lease losses	(93,053)			(85,758)
Other assets	2,602,355			1,352,547
Total assets	$18,004,316			$11,468,348
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	$1,633,434	$673	0.06%	$1,173,492	$738	0.08%
Money market deposits	4,958,574	4,752	0.13%	3,259,252	2,616	0.11%
Savings deposits	786,215	302	0.05%	508,838	227	0.06%
Time deposits	2,505,601	10,969	0.59%	1,868,414	13,006	0.93%
Repurchase agreements	296,483	298	0.13%	162,170	99	0.08%
Term debt	750,414	9,223	1.64%	252,826	6,916	3.66%
Junior subordinated debentures	285,469	8,340	3.91%	189,457	5,815	4.10%
Total interest-bearing liabilities	11,216,190	34,557	0.41%	7,414,449	29,417	0.53%
Non-interest-bearing deposits	3,653,158			2,228,530
Other liabilities	193,627			98,140
Total liabilities	15,062,975			9,741,119
Common equity	2,941,341			1,727,229
Total liabilities and shareholders' equity	$18,004,316			$11,468,348
NET INTEREST INCOME		$549,742			$298,351
NET INTEREST SPREAD			4.63%			3.77%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			5.04%			4.30%
INTEREST EXPENSE TO EARNING ASSETS			0.30%			0.39%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.74%			3.91%

(1)	Non-covered non-accrual loans and leases are included in the average balance.
(2) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $3.9 million and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and nine months ended September 30, 2014 as compared to the same periods in 2013. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)	Three Months Ended September 30,
	2014 compared to 2013
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$1,304	$282	$1,586
Non-covered loans and leases	110,163	9,742	119,905
Covered loans, net	(3,619)	557	(3,062)
Taxable securities	2,571	1,713	4,284
Non-taxable securities (1)	1,216	(320)	896
Temporary investments and interest bearing deposits	260	—	260
Total (1)	111,895	11,974	123,869
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	101	(47)	54
Money market deposits	874	353	1,227
Savings deposits	55	(18)	37
Time deposits	2,280	(1,670)	610
Repurchase agreements	23	(4)	19
Term debt	3,514	(2,266)	1,248
Junior subordinated debentures	1,562	(101)	1,461
Total	8,409	(3,753)	4,656
Net increase in net interest income (1)	$103,486	$15,727	$119,213

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

(in thousands)	Nine Months Ended September 30,
	2014 compared to 2013
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$945	$887	$1,832
Non-covered loans and leases	206,045	40,964	247,009
Covered loans, net	(12,186)	8,443	(3,743)
Taxable securities	(113)	9,733	9,620
Non-taxable securities (1)	1,679	(336)	1,343
Temporary investments and interest bearing deposits	494	(24)	470
Total (1)	196,864	59,667	256,531
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	236	(301)	(65)
Money market	1,557	579	2,136
Savings	110	(35)	75
Time deposits	3,648	(5,685)	(2,037)
Repurchase agreements	113	86	199
Term debt	7,754	(5,447)	2,307
Junior subordinated debentures	2,817	(292)	2,525
Total	16,235	(11,095)	5,140
Net increase in net interest income (1)	$180,629	$70,762	$251,391

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan and Lease Losses

The provision for non-covered loan and lease losses was $14.4 million and $35.2 million for the three and nine months ended September 30, 2014, respectively, as compared to $3.0 million and $13.0 million for the same periods in 2013.  As an annualized percentage of average outstanding non-covered loans and leases, the provision for loan and lease losses recorded for the three and nine months ended September 30, 2014 was 0.38% and 0.40%, respectively, as compared to 0.17% and 0.25% in the same periods in 2013.

The increases in the provision for loan and lease losses for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 was principally attributable to new loan production from the acquired Sterling offices, growth in the FinPac portfolio and organic loan growth from the Bank.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral-dependent loans.  Therefore, the non-covered, non-accrual loans of $42.4 million as of September 30, 2014 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices. Depending on the characteristics of a loan, the fair value of collateral is estimated by obtaining external appraisals.

The provision for non-covered loan and lease losses is based on management's evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for non-covered loan and lease losses. Additional discussion on loan quality and the allowance for non-covered loan and lease losses is provided under the heading Asset Quality and Non-Performing Assets below.

The recapture of provision for covered loan losses was $98,000 and $230,000 for the three and nine months ended September 30, 2014, as compared to the recapture of provision for covered loan losses of $1.9 million and $4.7 million for the same periods in 2013.  These changes are primarily due to the continued improvement in the amount and the timing of expected cash flows on the acquired loans compared to those previously estimated, and charge-offs of unpaid principal balance, as measured on a pool basis.

Non-Interest Income

Non-interest income for the three months ended September 30, 2014 was $61.9 million, an increase of $35.8 million, or 136.9%, as compared to the same period in 2013. Non-interest income for the nine months ended September 30, 2014 was $129.5 million, an increase of $34.8 million, or 36.8%, as compared to the same period in 2013. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2014 and 2013:

Non-Interest Income

(in thousands)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Change	Change			Change	Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Service charges on deposit accounts	$16,090	$8,374	$7,716	92%	$39,228	$22,844	$16,384	72%
Brokerage commissions and fees	4,882	3,854	1,028	27%	13,173	11,152	2,021	18%
Residential mortgage banking revenue, net	25,996	15,071	10,925	72%	60,776	62,928	(2,152)	(3)%
Gain on investment securities, net	902	3	899	nm	1,878	18	1,860	nm
Loss on junior subordinated debentures carried at fair value	(1,590)	(554)	(1,036)	187%	(3,501)	(1,643)	(1,858)	113%
Change in FDIC indemnification asset	(2,728)	(6,474)	3,746	(58)%	(13,169)	(19,841)	6,672	(34)%
BOLI income	2,161	763	1,398	183%	4,864	2,432	2,432	100%
Other income	16,211	5,107	11,104	217%	26,211	16,766	9,445	56%
Total	$61,924	$26,144	$35,780	137%	$129,460	$94,656	$34,804	37%
nm = Not Meaningful

The increase in deposit service charges in the three and nine months ended September 30, 2014 compared to the same period in 2013 was primarily the result of Sterling Merger. Non-maturity deposits of $5.4 billion were acquired from Sterling.

Residential mortgage banking revenue increased for the three months ended September 30, 2014 due to the increased production resulting from legacy Sterling operations. Residential mortgage banking revenue decreased for the nine months ended September 30, 2014 due to a decrease in refinancing activity, partially offset by the increased production resulting from the legacy Sterling operations. Closed for sale mortgage volume for the three and nine months ended September 30, 2014 was $695.9 million and $1.5 billion, which represented an increase of 94.7% over the comparable prior year three month period and an increase of 14.7% compared to the same nine month period of the prior year.

For the three and nine months ended September 30, 2014, we recorded an increase in losses on junior subordinated debentures carried at fair value of $1.0 million and $1.9 million, respectively, over the same periods in 2013, which related to the liabilities assumed in the Sterling Merger.  Additional information on the junior subordinated debentures carried at fair value is included in Note 9 of the Notes to Condensed Consolidated Financial Statements and under the heading Junior Subordinated Debentures.

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

Other income for the three and nine months ended September 30, 2014 compared to the same periods in the prior year increased by $11.1 million and $9.4 million, respectively, primarily due to gains on sales of multi-family and portfolio residential loans of $7.1 million in the third quarter 2014.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2014 was $182.6 million, an increase of $87.0 million, or 91.0%, as compared to the same period in 2013.  Non-interest expense for the nine months ended September 30, 2014 was $493.2 million, an increase of $223.9 million, or 83%, as compared to the same periods in 2013.  The following table presents the key elements of non-interest expense for the three and nine months ended September 30, 2014 and 2013:

Non-Interest Expense

(in thousands)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Change	Change			Change	Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Salaries and employee benefits	$102,564	$53,699	$48,865	91%	$251,340	$157,271	$94,069	60%
Net occupancy and equipment	33,029	16,019	17,010	106%	78,276	45,813	32,463	71%
Communications	3,932	2,772	1,160	42%	11,000	8,802	2,198	25%
Marketing	2,739	1,596	1,143	72%	4,901	3,753	1,148	31%
Services	14,619	6,445	8,174	127%	33,010	18,339	14,671	80%
FDIC assessments	3,038	1,709	1,329	78%	7,476	5,032	2,444	49%
Net loss (gain) on non-covered other real estate owned	271	(27)	298	nm	431	(303)	734	nm
Net loss (gain) on covered other real estate owned	42	(68)	110	(162)%	76	154	(78)	(51)%
Intangible amortization	3,103	1,186	1,917	162%	7,105	3,595	3,510	98%
Merger related expenses	8,632	4,856	3,776	78%	72,146	7,197	64,949	nm
Other expenses	10,589	7,417	3,172	43%	27,446	19,644	7,802	40%
Total	$182,558	$95,604	$86,954	91%	$493,207	$269,297	$223,910	83%
nm = Not Meaningful

Salaries and employee benefits costs increased by $48.9 million in the three months ended September 30, 2014, as compared to the same period prior year. Salaries and employee benefits costs increased by $94.1 million in the nine months ended September 30, 2014, as compared to the same period prior year. For both periods, the increases primarily related to the increase in operations and personnel related to the Sterling Merger.

Net occupancy and equipment expense increased by $17.0 million for the three months ended September 30, 2014, and increased by $32.5 million for the nine months ended September 30, 2014, as compared to the same periods in the prior year both primarily as a result of operations and facilities acquired in the Sterling Merger.

FDIC assessments increased for the three and nine months ended September 30, 2014 as compared to the same periods in the prior year, primarily as a result of the Sterling acquisition due to an increase in the assessment base.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable.  The merger related expenses incurred in 2014 relate to the Sterling Merger. The merger related expense in 2013 related to the acquisition of Circle Bancorp in the fourth quarter of 2012, the acquisition of FinPac on July 1, 2013, and pre-merger activities related to the Sterling Merger. A detail of merger related expenses by type is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

The Sterling Merger was also the primary driver for the increases over the prior year periods for services, communications, marketing, intangible amortization and other expenses.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three and nine months ended September 30, 2014 was 35.0% and 35.4%, as compared to 35.2% and 34.7% for the three and nine months ended September 30, 2013. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 4.6% (net of the federal tax benefit) principally because of the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, nondeductible merger expenses and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $9.7 million at September 30, 2014, as compared to $6.0 million at December 31, 2013. This increase is primarily attributable to trading securities acquired in the Sterling Merger, partially offset by a decrease in Umpqua Investments' inventory of trading securities.

Investment securities available for sale were $2.4 billion as of September 30, 2014, as compared to $1.8 billion at December 31, 2013.  The increase was primarily due to the Sterling Merger and $346.8 million of purchases, partially offset by sales and paydowns of $1.1 billion.

Investment securities held to maturity were $5.4 million as of September 30, 2014, as compared to holdings of $5.6 million at December 31, 2013. The change primarily related to paydowns and maturities of investment securities held to maturity of $566,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of September 30, 2014 and December 31, 2013:

Investment Securities Composition

(dollars in thousands)	Investment Securities Available for Sale
	September 30, 2014		December 31, 2013
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$230	—%	$268	—%
Obligations of states and political subdivisions	341,246	14%	235,205	13%
Residential mortgage-backed securities and collateralized mortgage obligations	2,056,532	86%	1,553,541	87%
Investments in mutual funds and other equity securities	2,053	—%	1,964	—%
Total	$2,400,061	100%	$1,790,978	100%

(dollars in thousands)	Investment Securities Held to Maturity
	September 30, 2014		December 31, 2013
	Amortized		Amortized
	Cost	%	Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$5,223	98%	$5,563	100%
Other investment securities	133	2%	—	—%
Total	$5,356	100%	$5,563	100%

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

Gross unrealized losses in the available for sale investment portfolio was $18.8 million at September 30, 2014.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $18.4 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. Additional information about the investment portfolio is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Restricted Equity Securities

Restricted equity securities were $120.8 million at September 30, 2014 and $30.7 million at December 31, 2013.  The increase of $90.1 million is primarily attributable to Federal Home Loan Banks ("FHLB") stock acquired in the Sterling Merger, net of redemptions by the FHLB of San Francisco and Seattle during the period.  Of the $120.8 million at September 30, 2014, $119.3 million represented the Bank's investment in the FHLBs of Seattle and San Francisco.  The remaining restricted equity securities represented investments in Pacific Coast Bankers' Bancshares stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

Loans and Leases

Non-Covered Loans and Leases, net

Total non-covered loans and leases outstanding at September 30, 2014 were $15.0 billion, an increase of $7.6 billion as compared to year-end 2013. The increase was primarily due to the $7.1 billion of loans acquired in the Sterling Merger, net of $88.3 million of loans included in the branch divestiture. The increase also included net new loan and lease originations of $867.1 million and covered loans transferred to non-covered loans and leases of $9.5 million, partially offset by non-covered loans sold of $276.0 million, charge-offs of $18.1 million, and transfers to other real estate owned of $12.3 million during the period. The following table presents the concentration distribution of our non-covered loan and lease portfolio at September 30, 2014 and December 31, 2013.

Non-Covered Loan and Lease Concentrations

(dollars in thousands)	September 30, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,273,932	22.0%	$2,328,260	31.7%
Owner occupied term, net	2,636,951	17.6%	1,259,583	17.1%
Multifamily, net	2,536,710	16.9%	403,537	5.5%
Construction & development, net	245,457	1.6%	245,231	3.3%
Residential development, net	73,781	0.5%	88,413	1.2%
Commercial
Term, net	1,110,028	7.4%	770,845	10.5%
LOC & other, net	1,338,821	8.9%	987,360	13.4%
Leases and equipment finance, net	492,221	3.3%	361,591	4.9%
Residential
Mortgage, net	2,085,266	13.9%	597,201	8.1%
Home equity loans & lines, net	818,765	5.5%	264,269	3.6%
Consumer & other, net	363,879	2.4%	48,113	0.7%
Total, net of deferred fees and costs	$14,975,811	100.0%	$7,354,403	100.0%

Covered Loans, net

Total covered loans outstanding at September 30, 2014 were $275.6 million, a decrease of $88.4 million as compared to year-end 2013. This decrease was principally attributable to net loan paydowns and maturities of $77.4 million and transfers of covered loans to non-covered loans and leases of $9.5 million. The following table presents the concentration distribution of our covered loan portfolio at September 30, 2014 and December 31, 2013.

Covered Loan Concentrations

(dollars in thousands)	September 30, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$149,521	52.8%	$206,902	55.4%
Owner occupied term, net	45,919	16.2%	49,817	13.3%
Multifamily, net	29,001	10.2%	37,671	10.1%
Construction & development, net	2,359	0.8%	3,455	0.9%
Residential development, net	3,068	1.1%	7,286	1.9%
Commercial
Term, net	9,630	3.4%	15,719	4.2%
LOC & other, net	5,920	2.1%	6,698	1.8%
Residential
Mortgage, net	17,067	6.0%	22,316	6.0%
Home equity loans & lines, net	17,289	6.1%	19,637	5.3%
Consumer & other, net	3,616	1.3%	4,262	1.1%
Total, net of deferred fees and costs	283,390	100.0%	373,763	100.0%
Allowance for covered loans	(7,828)		(9,771)
Total	$275,562		$363,992

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

Asset Quality and Non-Performing Assets

Non-Covered Non-Performing Assets

The following table summarizes our non-covered non-performing assets and restructured loans as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30,	December 31,
	2014	2013
Non-covered loans and leases on non-accrual status	$42,397	$31,891
Non-covered loans and leases past due 90 days or more and accruing	7,416	3,430
Total non-covered non-performing loans and leases	49,813	35,321
Non-covered other real estate owned	31,753	21,833
Total non-covered non-performing assets	$81,566	$57,154
Restructured loans (1)	$63,507	$68,791
Allowance for non-covered loan and lease losses	$107,807	$85,314
Reserve for unfunded commitments	4,388	1,436
Allowance for non-covered credit losses	$112,195	$86,750
Asset quality ratios:
Non-covered non-performing assets to total assets	0.36%	0.49%
Non-covered non-performing loans and leases to total non-covered loans and leases	0.33%	0.48%
Allowance for non-covered loan and leases losses to total non-covered loans and leases	0.72%	1.16%
Allowance for non-covered credit losses to total non-covered loans and leases	0.75%	1.18%
Allowance for non-covered credit losses to total non-covered non-performing loans and leases	225%	246%

(1)	Represents accruing restructured non-covered loans performing according to their restructured terms.

The Bank has written down impaired, non-covered non-accrual loans as of September 30, 2014 to their estimated net realizable value and expects resolution with no additional material loss, absent further decline in market prices. The decline in the asset quality ratios noted above relates to the Sterling Merger, as the loans acquired were recorded at fair value, so no allowance for loan and lease losses has been recorded for these acquired loans. The following tables summarize our non-covered non-performing assets by loan type as of September 30, 2014 and December 31, 2013:

Non-Covered Non-Performing Loans by Type

(in thousands)	September 30,	December 31,
	2014	2013
Commercial real estate
Non-owner occupied term, net	$15,900	$9,193
Owner occupied term, net	3,555	6,814
Multifamily, net	1,311	935
Construction & development, net	—	—
Residential development, net	—	2,801
Commercial
Term, net	17,068	1,222
LOC & other, net	2,104	8,723
Leases and equipment finance, net	3,242	3,330
Residential
Mortgage, net	5,424	160
Home equity loans & lines, net	959	2,070
Consumer & other, net	250	73
Total	$49,813	$35,321

The Company has performed, and will continue to perform, extensive reviews of our permanent commercial real estate portfolio, including stress testing.  We performed reviews on both our non-owner and owner occupied credits to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects where debt service coverage has dropped below the Bank's benchmark.  The stress testing has been performed to determine the effect of rising cap rates, interest rates and vacancy rates, on this portfolio.  Based on our analysis, the Bank believes lending teams are effectively managing the risks in this portfolio. There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will exceed the projected assumptions utilized in the stress testing and may result in additional non-covered, non-performing loans in the future.

Non-Covered Restructured Loans

At September 30, 2014 and December 31, 2013, non-covered impaired loans of $63.5 million and $68.8 million, respectively, were classified as non-covered performing restructured loans, respectively.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The non-covered performing restructured loans on accrual status represent principally the only impaired loans accruing interest at September 30, 2014.  In order for a restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

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

Covered Non-Performing Assets

Covered non-performing assets totaled $2.7 million, or 0.01% of total assets at September 30, 2014, as compared to $2.1 million, or 0.02% of total assets at December 31, 2013. These covered nonperforming assets are subject to shared-loss agreements with the FDIC.

Total Non-Performing Assets

The following tables summarize our total (including covered and non-covered) nonperforming assets at September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30,	December 31,
	2014	2013
Loans and leases on non-accrual status	$42,397	$31,891
Loans and leases past due 90 days or more and accruing	7,416	3,430
Total non-performing loans and leases	49,813	35,321
Other real estate owned	34,456	23,935
Total non-performing assets	$84,269	$59,256
Asset quality ratios:
Total non-performing assets to total assets	0.37%	0.51%
Total non-performing loans and leases to total loans and leases	0.33%	0.46%

Allowance for Non-Covered Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $107.8 million at September 30, 2014, an increase of $22.5 million from $85.3 million at December 31, 2013. The following table shows the activity in the ALLL for the three and nine months ended September 30, 2014 and 2013:

Allowance for Non-Covered Loan and Lease Losses

(in thousands)	Three months ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$97,995	$85,836	$85,314	$85,391
Total loans charged-off	(6,743)	(6,317)	(18,122)	(19,646)
Total recoveries	2,124	2,167	5,385	5,960
Net charge-offs	(4,619)	(4,150)	(12,737)	(13,686)
Provision charged to operations	14,431	3,008	35,230	12,989
Balance, end of period	$107,807	$84,694	$107,807	$84,694
As a percentage of average non-covered loans and leases (annualized):
Net charge-offs	0.12%	0.23%	0.14%	0.26%
Provision for non-covered loan and lease losses	0.38%	0.17%	0.40%	0.25%
Recoveries as a percentage of charge-offs	31.50%	34.30%	29.72%	30.34%

The increase in non-covered allowance for loan and lease losses as of September 30, 2014 compared to the same period of the prior year was primarily the result of growth in our non-covered loan and lease portfolios, partially offset by continued stabilizing credit quality characteristics of the portfolio. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for non-covered loan and lease losses and percent of loans in each category to total loans and leases (excluding deferred loan fees) as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
Commercial real estate	$52,357	58.6%	$53,433	58.8%
Commercial	38,590	19.6%	24,191	28.8%
Residential	12,185	19.4%	6,827	11.7%
Consumer & other	4,675	2.4%	863	0.7%
Unallocated	—		—
Allowance for non-covered loan and lease losses	$107,807		$85,314

At September 30, 2014, the recorded investment in non-covered loans classified as impaired totaled $106.4 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.2 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former non-covered restructured loans and nonaccrual loans. At December 31, 2013, the total recorded investment in non-covered impaired loans was $100.8 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.8 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former non-covered restructured loans and nonaccrual loans at December 31, 2013.

The following table presents a summary of activity in the reserve for unfunded commitments ("RUC"):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)	Three months ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$4,845	$1,327	$1,436	$1,223
Net change to other expense	(457)	48	(1,014)	152
Acquired reserve	—	—	3,966	—
Balance, end of period	$4,388	$1,375	$4,388	$1,375

We believe that the ALLL and RUC at September 30, 2014 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Allowance for Covered Loan Losses

The covered ALLL totaled $7.8 million at September 30, 2014, a decrease of $1.9 million from the $9.8 million at December 31, 2013. The change in the covered ALLL, as compared to December 31, 2013, results from the improvement in the amount and the timing of expected cash flows on the acquired loans compared to those previously estimated and charge-offs of unpaid principal balance against previously established allowance, as measured on a pool basis.  The following table summarizes activity related to the allowance for covered loan losses for the three and nine months ended September 30, 2014 and 2013:

Allowance for Covered Loan Losses

(in thousands)	Three months ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$8,500	$14,367	$9,771	$18,275
Total loans charged-off	(781)	(1,095)	(2,968)	(3,116)
Total recoveries	207	550	1,255	1,503
Net charge-offs	(574)	(545)	(1,713)	(1,613)
Recapture of covered provision charged to operations	(98)	(1,904)	(230)	(4,744)
Balance, end of period	$7,828	$11,918	$7,828	$11,918

As a percentage of average covered loans (annualized):
Net charge-offs	0.80%	0.54%	0.72%	0.50%
Recapture of provision for covered loan losses	(0.14)%	(1.88)%	(0.10)%	(1.48)%

The following table sets forth the allocation of the allowance for covered loan losses and percent of covered loans in each category to total loans as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
Commercial real estate, net	$4,282	81.1%	$6,105	81.6%
Commercial, net	2,641	5.5%	2,837	6.0%
Residential, net	787	12.1%	660	11.3%
Consumer & other, net	118	1.3%	169	1.1%
Allowance for covered loan losses	$7,828		$9,771

Residential Mortgage Servicing Rights

The following table presents the key elements of our residential mortgage servicing rights portfolio for the three and nine months ended September 30, 2014 and 2013:

Summary of Residential Mortgage Servicing Rights

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$114,192	$38,192	$47,765	$27,428
Acquired/purchased MSR	—	—	62,770	—
Additions for new MSR capitalized	8,813	4,072	16,583	15,182
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(672)	3,406	(2,543)	3,739
Other(2)	(3,608)	(3,817)	(5,850)	(4,496)
Balance, end of period	$118,725	$41,853	$118,725	$41,853

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential serviced loan portfolio as of September 30, 2014 and December 31, 2013 was as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013
Balance of residential loans serviced for others	$11,300,947	$4,362,499
MSR as a percentage of serviced loans	1.05%	1.09%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangibles Assets

At September 30, 2014, we had goodwill of $1.8 billion, as compared to $764.3 million at December 31, 2013.  Goodwill of $1.0 billion was recorded during 2014 in connection with the Sterling Merger. No goodwill impairment losses have been recognized in the periods presented.

At September 30, 2014, we had other intangible assets of $59.8 million, as compared to $12.4 million at December 31, 2013.   Other intangibles of $54.6 million were recorded in connection with the Sterling Merger.

Deposits

Total deposits were $16.7 billion at September 30, 2014, an increase of $7.6 billion, as compared to December 31, 2013. The increase resulted primarily from the $7.1 billion of deposits acquired from Sterling, net of $211.5 million of deposits included in the store divestitures. The increase also includes $749.1 million of organic deposit growth.

The following table presents the deposit balances by major category as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$4,741,897	28%	$2,436,477	26%
Interest bearing demand	1,942,792	12%	1,233,070	14%
Money market	5,998,339	36%	3,349,946	37%
Savings	952,122	6%	560,699	6%
Time, $100,000 or greater	2,074,427	12%	1,065,380	12%
Time, less than $100,000	1,018,033	6%	472,088	5%
Total	$16,727,610	100%	$9,117,660	100%

At September 30, 2014 and December 31, 2013, the Company's CDARS balances totaled $84.0 million and $66.9 million, respectively.  Of these totals, at September 30, 2014 and December 31, 2013, $78.8 million and $62.2 million, respectively, represented time deposits equal to or greater than $100,000 but were fully insured under current deposit insurance limits.

Borrowings

At September 30, 2014, the Bank had outstanding $339.4 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank assumed in the Sterling Merger $584.7 million of securities sold under agreements to repurchase with the majority repaid after acquisition. The Bank had outstanding term debt of $1.1 billion at September 30, 2014. Term debt outstanding as of September 30, 2014 increased $805.6 million since December 31, 2013 primarily as a result of $854.7 million assumed in the Sterling Merger. Advances from the FHLB amounted to $1.1 billion of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed interest rates ranging from 0.41% to 7.10% and mature in 2014 through 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $349.2 million and $189.2 million at September 30, 2014 and December 31, 2013, respectively.  We assumed junior subordinated debentures with a fair value of $156.2 million in the Sterling Merger. As of September 30, 2014, the majority of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures increased for the three and nine months ended September 30, 2014, compared to the same period in 2013, primarily resulting from junior subordinated debentures assumed in the Sterling Merger.  Although increases in three month LIBOR will increase the interest expense for junior subordinated debentures, we believe that other attributes of our balance sheet, such as floating and variable rate loans, will serve to mitigate the impact to net interest income on a consolidated basis.

All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2014, under guidance issued by the Board of Governors of the Federal Reserve System. Refer to the Capital Resources section for further discussion of Tier 1 capital, as well as changes as a result of the adoption of BASEL III. Additional information regarding the terms of the junior subordinated debentures, including maturity/redemption dates, interest rates and the fair value election, is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One of those sources is public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 10.8% of total deposits at September 30, 2014 and 11.0% of total deposits at December 31, 2013. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $4.7 billion at September 30, 2014, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $631.7 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $455.0 million at September 30, 2014. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $214.0 million of dividends paid by the Bank to the Company in the nine months ended September 30, 2014.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures. As of September 30, 2014, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $272.0 million during the nine months ended September 30, 2014, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $1.7 billion, offset by originations of loans held for sale of $1.6 billion.  This compares to net cash provided by operating activities of $359.3 million during the nine months ended September 30, 2013, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $1.6 billion, partially offset by originations of loans held for sale of $1.4 billion.

Net cash of $225.8 million provided by investing activities during the nine months ended September 30, 2014 consisted principally of proceeds from investment securities available for sale of $1.1 billion, proceeds from sale of non-covered loans and leases of $284.3 million, net cash received from acquisition of $116.9 million, and net covered loan paydowns of $77.4 million, partially offset by $867.1 million of net non-covered loan and lease originations, purchases of investment securities available for sale of $346.8 million, net cash paid in divestiture of $127.6 million, and purchases of premises and equipment of $43.8 million.   This compares to net cash of $283.4 million provided by investing activities during the nine months ended September 30, 2013, which consisted principally of proceeds from investment securities available for sale of $702.9 million, net covered loan paydowns of $68.8 million, proceeds from the sale of non-covered loans and leases of $60.3 million, and proceeds from the sale of non-covered other real estate owned of $13.9 million, partially offset by net non-covered loan originations of $352.4 million, net cash paid in acquisition of $149.7 million, purchases of investment securities available for sale of $51.2 million,and purchases of premises and equipment of $25.6 million.

Net cash of $155.5 million provided by financing activities during the nine months ended September 30, 2014 primarily consisted of $739.2 million increase in net deposits, offset by net repayments of $470.3 million of securities sold under agreements to repurchase, the dividends paid on common stock of $66.6 million, and the $47.0 million repayment of term debt. This compares to net cash of $489.4 million used by financing activities during the nine months ended September 30, 2013, which consisted primarily of $311.7 million decrease in net deposits, $211.2 million repayment of term debt, $33.8 million in dividends paid on common stock, and repayment of junior subordinated debentures of $8.8 million, partially offset by $78.2 million increase in net securities sold under agreements to repurchase.

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

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at September 30, 2014 was $3.8 billion, an increase of $2.0 billion from December 31, 2013. The increase in shareholders' equity during the nine months ended September 30, 2014 was principally due to the stock issued and cash paid related to the Sterling Merger.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution at September 30, 2014 and December 31, 2013:

(dollars in thousands)			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,347,366	14.86%	$1,263,324	8.00%	$1,579,155	10.00%
Umpqua Bank	$2,138,263	13.56%	$1,261,178	8.00%	$1,576,472	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,227,342	14.10%	$631,662	4.00%	$947,493	6.00%
Umpqua Bank	$2,018,333	12.80%	$630,589	4.00%	$945,883	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$2,227,342	11.00%	$809,881	4.00%	$1,012,352	5.00%
Umpqua Bank	$2,018,333	9.98%	$809,102	4.00%	$1,011,377	5.00%
As of December 31, 2013
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,278,354	14.65%	$698,077	8.00%	$872,597	10.00%
Umpqua Bank	$1,177,782	13.51%	$697,428	8.00%	$871,785	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,181,829	13.54%	$349,137	4.00%	$523,706	6.00%
Umpqua Bank	$1,081,282	12.40%	$348,801	4.00%	$523,201	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$1,181,829	10.89%	$434,097	4.00%	$542,621	5.00%
Umpqua Bank	$1,081,282	9.97%	$433,814	4.00%	$542,268	5.00%

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

Under the final rule, consistent with Section 171 of the Dodd-Frank Act, bank holding companies with less than $15 billion assets as of December 31, 2009 will be grandfathered and may continue to include these instruments in Tier 1 capital, subject to certain restrictions. However, if an institution grows above $15 billion as a result of an acquisition (including our closed merger with Sterling), the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). It is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures in order to support regulatory total capital levels. At September 30, 2014, the Company's restricted core capital elements were 19.0% of total core capital, net of goodwill and any associated deferred tax liability.

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

The Company's share repurchase plan, which was first approved by the Company's Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  In April 2013, the repurchase program was extended to run through June 2015. As of September 30, 2014, a total of 12.0 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2014 and 2013:

Cash Dividends and Payout Ratios per Common Share

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Dividend declared per common share	$0.15	$0.15	$0.45	$0.45
Dividend payout ratio	56%	71%	83%	69%

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2014 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of September 30, 2014.

No change in our internal controls occurred during the third quarter 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In our Form 10-K for the period ending December 31, 2011, we initially reported on a class action lawsuit filed in the U.S. District Court for the Northern District of California against the Bank by Amber Hawthorne relating to overdraft fees and the posting order of point of sale and ACH items.  In March 2014, the parties reached an agreement to settle the case and have executed a comprehensive written settlement agreement. On September 15, 2014, the court entered an order granting a motion for preliminary approval of the class settlement and preliminarily set a final approval hearing for February 19, 2015. Settlement of this matter on the agreed terms will have no material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

In our Form 10-K for the period ending December 31, 2013, we initially reported on two separate class action lawsuits filed in Spokane County, Washington, Superior Court against the Company and other defendants arising from the then-proposed Merger, which the court consolidated. The consolidated litigation generally alleges that directors of Sterling breached their duties to the Sterling shareholders by approving the Merger, failing to take steps to maximize shareholder value, engaging in a flawed sales process, and agreeing to deal protection provisions in the Merger agreement that are alleged to unduly favor the Company. The Company is alleged to have aided and abetted the alleged breaches of duty. The consolidated litigation also alleges that the disclosures approved by the Sterling board in connection with the Merger and the vote thereon are false and misleading in various respects. As relief, the complaints sought to enjoin the Merger and seek, among other things, damages in an unspecified amount and payment of plaintiffs' attorneys' fees and costs. The defendants believe that the lawsuits are without merit. On January 16, 2014, the parties executed a Memorandum of Understanding (the "MOU") that contains the essential terms of a settlement and dismissal of the consolidated cases. The MOU does not call for the payment of any money damages, but required the defendants to make certain additional disclosures relating to the Merger and to pay the attorney fees, costs, and expenses of plaintiffs' counsel incurred in connection with the action. The agreed additional disclosures were made and included in the joint proxy statement/prospectus filed January 22, 2014. The MOU further provides that if the parties cannot agree on the amount of fees, costs, and expenses to be paid by the defendants to plaintiffs' counsel, such amount shall be decided by the court. There has been no significant activity in the cases since the MOU was executed.

As set forth below, there are litigation matters pending against Sterling, the defense of which the Company assumed, as successor-in-interest to Sterling as a result of the Merger.

On December 11, 2009, a putative securities class action complaint, captioned City of Roseville Employees' Retirement System v. Sterling Financial Corp., et al., No. CV 09-00368-EFS, was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of its current and former officers. On June 18, 2010, lead plaintiff filed a consolidated complaint alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements concerning Sterling's business and financial results. Plaintiffs sought unspecified damages and attorneys' fees and costs. On August 30, 2010, Sterling moved to dismiss the Complaint, and the court granted the motion to dismiss without prejudice on August 5, 2013. On October 11, 2013, the lead plaintiff filed an amended consolidated complaint with the same defendants, class period, alleged violations, and relief sought. On January 24, 2014, Sterling moved to dismiss the amended consolidated complaint, and on September 17, 2014, the court entered an order dismissing the amended consolidated complaint in its entirety with no further leave to amend. On October 24, 2014, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit from the district court's order granting the motion to dismiss the amended consolidated complaint.

See Note 10 of the Notes to the Condensed Consolidated Financial Statements for a discussion of the Company's involvement in litigation pertaining to Visa Inc.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, including the updated risk factors stated below, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in our Form 10-K for the year ended December 31, 2013.   These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.  Except for the updated risk factors described below, there have been no material changes from the risk factors described in our Form 10-K. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

Our Merger with Sterling, given its size and scope, will likely make it difficult for us to engage in traditional M&A transactions in the near term.
The successful integration of Sterling is presently our top priority and it will take significant resources over the next six to nine months to accomplish that goal. During this integration phase we may not be in a position to receive regulatory approval to acquire another bank and our ability to engage in traditional merger and acquisition transactions will be constrained over the near term.

We have a deferred tax asset position of $250.9 million at September 30, 2014 and we are required to assess the recoverability of this asset on an ongoing basis.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2014:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
7/1/14-7/31/14	18,422	$17.55	—	12,013,429
8/1/14-8/31/14	2,511	$16.78	—	12,013,429
9/1/14-9/30/14	4,884	$17.34	—	12,013,429
Total for quarter	25,817	$17.44	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 2,430 restricted stock awards and 6,256 restricted stock units to pay withholding taxes.  During the three months ended September 30, 2014, 17,131 common shares were repurchased in connection with option exercises and no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  The repurchase program was extended in April 2013 to run through June 2015. As of September 30, 2014, a total of 12.0 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

Item 3.            Defaults upon Senior Securities
Not applicable
Item 4.            Mine Safety Disclosures
Not applicable
Item 5.            Other Information

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, the Company may be required to disclose in our annual or quarterly reports to the SEC, whether the Company or any of our "affiliates" knowingly engaged in activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by U.S. economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term "affiliate" broadly, it includes any entity under common "control" with us (and the term "control" is also construed broadly by the Securities and Exchange Commission).

During the third quarter of 2014, neither the Company nor its subsidiaries engaged in any reportable transactions with Iran or with persons or entities related to Iran.

During the quarter ended September 30, 2014, affiliates of Warburg Pincus LLC ("WP") beneficially owned more than 10% of our outstanding common stock. Accordingly, WP and its affiliates may have been deemed to be an "affiliate" of the Company, as the term is defined in SEC Rule 12b-2 , until the sale of shares of our common stock on or about August 12, 2014. As of September 30, 2014, WP and its affiliates were no longer deemed to be "affiliates" of the Company.

The description of the activities below has been provided to the Company by WP. Affiliates of WP: (i) beneficially owned more than 10% of our outstanding common stock during the quarter ended September 30, 2014, and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Endurance International Group ("EIG") and Santander Asset Management Investment Holdings Limited ("SAMIH"). EIG and SAMIH may therefore be deemed to be under common "control" with the Company under SEC rules; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by EIG and SAMIH and its non-U.S. affiliates that may be deemed to be under common "control" with the Company. The disclosure does not relate to any activities conducted by the Company or by WP and does not involve the Company's or WP's management. The Company has not had any involvement in or control over WP or the disclosed activities of EIG. Neither the Company nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither the Company nor WP has independently verified or participated in the preparation of the disclosure. Neither the Company nor WP is representing to the accuracy or completeness of the disclosure nor does the Company or WP undertake any obligation to correct or update it.

As to EIG, the Company understands that EIG's affiliates intend to disclose in their next annual or quarterly SEC report that: "On or around September 26, 2014, during a routine compliance scan of new and existing subscriber accounts, EIG or its affiliates discovered that Seyed Mahmoud Mohaddes ("Mohaddes") was named as the account contact for a subscriber account (the "Subscriber Account"). Previously, on July 2, 2013, before Mohaddes had been designated as an SDN, the billing information for the Subscriber Account was updated to include Mohaddes. On September 16, 2013, the Office of Foreign Assets Control ("OFAC") designated Mohaddes as a Specially Designated National ("SDN"), pursuant to 31 C.F.R. Part 560.304. EIG discovered Mohaddes when its routine compliance scan identified an attempt on or around September 26, 2014 to add Mohaddes, an SDN, as the account contact to the Subscriber Account. EIG blocked the Subscriber Account that day and reported the domain name registered to the Subscriber Account to OFAC as potentially the property of a SDN, subject to blocking pursuant to Executive Order 13599. Since September 16, 2013, when Mohaddes was added to the SDN list, charges in the total amount of $120.35 were made to the Subscriber Account for web hosting and domain privacy services. EIG ceased billing for the Subscriber Account. To date, EIG has not received any correspondence from OFAC regarding this matter."

"On July 10, 2014, OFAC designated each of Stars Group Holding ("Stars"), and Teleserve Plus SAL ("Teleserve"), as SDNs under Executive Order 13224, and their property became subject to blocking pursuant to the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. On July 15, 2014, as part of EIG's compliance review processes, they discovered that the domain names associated with each of Stars and Teleserve (the "Stars/Teleserve Domain Names") were registered through our platform. EIG immediately took steps to suspend and lock the Stars/Teleserve Domain Names to prevent them from being transferred or resolving to a website, and they promptly reported the Domain Names as potentially blocked property to OFAC. EIG did not generate any revenue from the Stars/Teleserve Domain Names since they were added to the SDN list on July 10, 2014. To date, EIG has not received any correspondence from OFAC regarding the matter."

"On July 15, 2014 during a compliance scan of all domain names on one of its platforms, EIG identified the domain name Kahanetzadak.com (the "Domain Name"), which was listed as an AKA of the entity Kahane Chai which operates as the American Friends of the United Yeshiva and was designated as a SDN on November 2, 2001 pursuant to Executive Order 13224. Since the Domain Name was transferred into one of EIG's reseller's customer's account, there was no direct financial transaction between EIG and the registered owner of the Domain Name. The Domain name was suspended upon discovering it on their platform, and EIG will be reporting the Domain Name to OFAC as potentially the property of a SDN."

As to SAMIH, the Company understands that SAMIH's affiliates intend to disclose in their next annual or quarterly SEC report that: "an Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations ("NPWMD sanctions program"), holds a mortgage and two investment accounts with Santander Asset Management UK Limited. No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments. In the nine months ended September 30, 2014, total revenue in connection with the mortgage was approximately £1,800 and net profits were negligible relative to the overall profits of Santander UK. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen for the nine months ended September 30, 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. In the nine months ended September 30, 2014, the total revenue for the Santander Group in connection with the investment accounts was £190 and net profits were negligible relative to the overall profits of Banco Santander, S.A."

"In addition, during the third quarter 2014, Santander UK identified two additional customers: a UK national designated by the U.S. under the NPWMD sanctions program who holds a business account, where no transaction have taken place. Such account is in the process of being closed. No revenue or profit has been generated. A second UK national designated by the

U.S. for reasons of terrorism held a personal current account and a personal credit card account in the third quarter 2014, both of which have now been closed. Although transactions have taken place on the current account during the reportable period, revenue and profits generated were negligible. No transactions have taken place on the credit card."

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	November 7, 2014	/s/ Raymond P. Davis
President and Chief Executive Officer Raymond P. Davis

Dated	November 7, 2014	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	November 7, 2014	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit #	Description
3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

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