Form 10-K
period 2014-12-31
UMPQUA HOLDINGS CORP
filed 2015-02-23
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended: December 31, 2014

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
[X]   Yes   [  ]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
[X]   Large accelerated filer   [    ]   Accelerated filer   [    ]   Non-accelerated filer   [  ]   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]   Yes   [X]   No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2014, based on the closing price on that date of $17.92 per share, and 171,963,532 shares held was $3,081,586,493.

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:
The number of shares of the Registrant's common stock (no par value) outstanding as of January 31, 2015 was 220,385,190.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders of Umpqua Holdings Corporation ("Proxy Statement") are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

UMPQUA HOLDINGS CORPORATION
FORM 10-K CROSS REFERENCE INDEX

PART I
ITEM 1. BUSINESS.
In this Annual Report on Form 10-K, we refer to Umpqua Holdings Corporation as the "Company," "Umpqua," "we," "us," "our," or similar references; to Sterling Financial Corporation as "Sterling"; and to the merger of Sterling with and into Umpqua effective as of April 18, 2014, as the "Sterling merger" or the "Merger." This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates" and "intends" and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses, reserve for unfunded commitments and provision for loan and lease losses, performance of troubled debt restructurings, our commercial real estate portfolio and subsequent chargeoffs, our covered loan portfolio and the Federal Deposit Insurance Corporation ("FDIC") indemnification asset, the benefits of the Financial Pacific leasing, Inc. ("FinPac") acquisition, and the merger ("Merger") with Sterling Financial Corporation, the Sterling merger integration, and the impact of Basel III on our capital. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission ("SEC"), Item 1A of this Annual Report on Form 10-K, and the following:

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

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") on the Company's business operations, including the impact of provisions and regulations related to executive compensation;

•	FDIC deposit insurance assessments, and interchange fees, which may affect our regulatory compliance costs, interest expense and ability to recruit executives; and

•	the impact of the new "Basel III" capital rules issued by federal banking regulators in July 2013 ("Basel III Rules") including on the fair value, of our trust preferred securities.

•
benefits from the Merger may not be fully realized or may take longer to realize than expected, including as a result of changes in general economic and market conditions, interest rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which we operate;

•	Merger integration may take longer to accomplish than expected;

•	the anticipated growth opportunities and cost savings from the Merger may not be fully realized or may take longer to realize than expected;

•
operating costs, customer losses and business disruption following the Merger and during integration activities, including adverse developments in relationships with employees, may be greater than expected; and

•	management time and effort will be diverted to the resolution of Merger-related issues.

For a more detailed discussion of some of the risk factors, see the section entitled "Risk Factors" below. We do not intend to update any factors, except as required by SEC rules, or to publicly announce revisions to any of our forward-looking statements. Any forward-looking statement speaks only as of the date that such statement was made. You should consider any forward looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

Introduction

Umpqua Holdings Corporation, an Oregon corporation, was formed as a bank holding company in March 1999. At that time, we acquired 100% of the outstanding shares of South Umpqua Bank, an Oregon state-chartered bank formed in 1953. We became a financial holding company in March 2000 under the provisions of the Gramm-Leach-Bliley Act of 1999 ("GLB Act"). Umpqua has two principal operating subsidiaries, Umpqua Bank (the "Bank") and Umpqua Investments, Inc. ("Umpqua Investments").

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

General Background
With headquarters located in Roseburg, Oregon, Umpqua Bank is considered one of the most innovative community banks in the United States and has implemented a variety of retail marketing strategies to increase revenue and differentiate itself from its competition. The Bank combines a high touch customer experience with the sophisticated products and expertise of a commercial bank. The Bank provides a wide range of banking, wealth management, mortgage and other financial services to corporate, institutional, and individual customers. The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company.
Umpqua Investments is a registered broker-dealer and registered investment advisor with offices in Portland, Lake Oswego, and Medford, Oregon, and Santa Rosa, California, and also offers products and services through Umpqua Bank stores. The firm is one of the oldest investment companies in the Northwest and is actively engaged in the communities it serves. Umpqua Investments offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, and money market instruments), mutual funds, annuities, options, retirement planning, money management services and life insurance.
Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes periodic examinations by these regulatory agencies.
Recent Development
As of the close of business on April 18, 2014, the Company completed its merger with Sterling Financial Corporation, a Washington corporation ("Sterling"). The results of Sterling's operations are included in the Company's financial results beginning April 19, 2014 and the combined company's banking operations are operating under the Umpqua Bank name and brand.
Business Strategy
Umpqua Bank's principal objective is to become the leading community-oriented financial services retailer throughout the Western United States. The merger completed with Sterling in April 2014 expanded into Southern California, Eastern Washington, Eastern Oregon, and Idaho markets. We intend to continue to grow our assets and increase profitability and shareholder value by differentiating ourselves from competitors through the following strategies:
Capitalize on Innovative Product Delivery System. Our philosophy has been to develop an environment for the customer that makes the banking experience relevant and enjoyable. With this approach in mind, we have developed a unique store concept that offers "one-stop" shopping and includes distinct physical areas or boutiques, such as a "serious about service center," an "investment opportunity center" and a "computer café," which make the Bank's products and services more tangible and accessible. In 2006, we introduced our "Neighborhood Stores" and in 2007, we introduced the Umpqua "Innovation Lab." In 2010, we introduced the next generation version of our Neighborhood Store in the Capitol Hill area of Seattle, Washington. In 2013, we introduced the next generation of our flagship store in San Francisco. We are continuing to remodel existing and acquired stores in metropolitan locations to further our retail vision and have a consistent brand experience.

Deliver Superior Quality Service. We insist on quality service as an integral part of our culture, from the Board of Directors to our newest associates, and believe we are among the first banks to introduce a measurable quality service program. Under our "return on quality" program, the performance of each sales associate and store was evaluated based on specific measurable factors such as the "sales effectiveness ratio" that totals the average number of banking products purchased by each new customer. The evaluations also encompass factors such as the number of new loan and deposit accounts generated in each store, reports by incognito "mystery shoppers" and customer surveys. Based on scores achieved, Umpqua's "return on quality" program rewards both individual sales associates and store teams with financial incentives. Through such programs, we are able to measure the quality of service provided to our customers and maintain employee focus on quality customer service.
Establish Strong Brand Awareness. As a financial services retailer, we devote considerable resources to developing the "Umpqua Bank" brand. This is done through design strategy, marketing, merchandising, community based events, and delivery through our customer facing channels. From Bank branded bags of custom roasted coffee beans and chocolate coins with each transaction, to educational seminars and Umpqua-branded ice cream trucks, Umpqua's goal is to engage our customer with the brand in a whole new way. The unique look and feel of our stores and interactive displays help position us as an innovative, customer-friendly retailer of financial products and services. We build consumer preference for our products and services through strong brand awareness.
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
Pursue Strategic Acquisitions. A part of our strategy is to pursue the acquisition of banks and financial services companies in markets where we see growth potential.
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
Retail Store Concept. As a financial services provider, we believe that the store environment is critical to successfully market and sell products and services. Retailers traditionally have displayed merchandise within their stores in a manner designed to encourage customers to purchase their products. Purchases are made on the spur of the moment due to the products' availability and attractiveness. Umpqua Bank believes this same concept can be applied to financial institutions and accordingly displays financial services and products through tactile merchandising within our stores. Unlike many financial institutions whose strategy is to discourage customers from visiting their facilities in favor of ATMs or other forms of electronic banking, we encourage customers to visit our stores, where they are greeted by well-trained sales associates and encouraged to browse and to make "impulse purchases." Our "Next Generation" store model includes features like free wireless, free use of laptop computers, open rooms with refrigerated beverages and innovative products packaging like MainStreet for businesses - a package that includes relationship pricing for deposit and loan products, and invitation to "Business Therapy" seminars. The stores host a variety of after-hours events, from poetry readings to seminars on how to build an art collection. To bring financial services to our customers in a cost-effective way, we introduced "Neighborhood Stores." We build these stores in established neighborhoods and design them to be neighborhood hubs. These stand-alone full-service stores are smaller and emphasize advanced technology. To strengthen brand recognition, all Neighborhood Stores are similar in appearance. Umpqua's "Innovation Lab" is a one-of-a-kind location, showcasing emerging and existing technologies that foster community and redefine what consumers can expect from a banking experience. As a testing ground for new initiatives, the "Innovation Lab" will change regularly to feature new technology, products, services and community events. In 2013, Umpqua Bank launched our flagship store in San Francisco which received international recognition as the Retail Design Institutes 2013 Store of the Year award.

Service Culture. We believe strongly that if we lead with a service culture, we will have more opportunity to sell our products and services and to create deeper customer relationships across all divisions, from retail to mortgage and commercial. Although a successful marketing program will attract customers to visit, a service environment and a well-trained sales team are critical to selling our products and services. We believe that our service culture has become well established throughout the organization due to our unique facility designs and ongoing training of our associates on all aspects of sales and service. We provide training at our in-house training facility, known as "The World's Greatest Bank University," to recognize and celebrate exceptional service, and pay commissions for the sale of the Bank's products and services. This service culture has helped transform us from a traditional community bank to a nationally recognized marketing company focused on selling financial products and services.
Products and Services
We offer a full array of financial products to meet the banking needs of our market area and target customers. To ensure the ongoing viability of our product offerings, we regularly examine the desirability and profitability of existing and potential new products. To make it easy for new prospective customers to bank with us and access our products, we offer a "Switch Kit," which allows a customer to open a primary checking account with Umpqua Bank in less than ten minutes. Other avenues through which customers can access our products include our web site equipped with an e-switchkit which includes internet banking through "umpqua.online," mobile banking, and our 24-hour telephone voice response system.
Deposit Products. We offer a traditional array of deposit products, including non-interest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. Our approach is to tailor fit products and bundle those that meet the customer's needs. This approach is designed to add value for the customer, increase products per household and generate related fee income.
Private Bank. Umpqua Private Bank serves high net worth individuals with liquid investable assets by providing customized financial solutions and offerings. The private bank is designed to augment Umpqua's existing high-touch customer experience, and works collaboratively with the Bank's affiliate retail brokerage Umpqua Investments and with the independent investment management firm Ferguson Wellman Capital Management, Inc. ("Ferguson Wellman") to offer a comprehensive, integrated approach that meets clients' financial goals, including financial planning, trust services, and investments.
Retail Brokerage Services and Investment Advisory Services. Umpqua Investments in its combined role as a broker/dealer and a registered investment advisor may provide comprehensive financial planning advice to its clients as well as standard broker/dealer services for traditional brokerage accounts. This advice can include cash management, risk management (insurance planning/sales), investment planning (including investment advice, supervisory services and/or portfolio checkups), retirement planning (for employees and employers), and/or estate planning. The broker/dealer side of Umpqua Investments offers a full range of brokerage services including equity and fixed income products, mutual funds, annuities, options and life insurance products. At December 31, 2014, Umpqua Investments has 42 Series 7-licensed financial advisors serving clients at four stand-alone retail brokerage offices, one location within a retirement facility, and "Investment Opportunity Centers" located in many Bank stores.
Commercial Loans and Leases and Commercial Real Estate Loans. We offer specialized loans for business and commercial customers, including accounts receivable and inventory financing, multi-family loans, equipment loans, commercial equipment leases, international trade, real estate construction loans and permanent financing and Small Business Administration ("SBA") program financing as well as capital markets and treasury management services. Additionally, we offer specially designed loan products for small businesses through our Small Business Lending Center, and have a business banking division to increase lending to small and mid-sized businesses. Ongoing credit management activities continue to focus on commercial real estate loans given this is a significant portion of our loan portfolio. We are also engaged in initiatives that continue to diversify the loan portfolio including a strong focus on commercial and industrial loans in addition to financing owner-occupied properties.
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
Consumer Loans. We provide loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity and personal lines of credit and motor vehicle loans. Loans may be made directly to borrowers or through Umpqua's dealer banking department.

Market Area and Competition
The geographic markets we serve are highly competitive for deposits, loans, leases and retail brokerage services. We compete with traditional banking institutions, as well as non-bank financial service providers, such as credit unions, brokerage firms and mortgage companies. In our primary market areas of Oregon, Washington, California, Idaho, and Nevada, major banks and large regional banks generally hold dominant market share positions. By virtue of their larger capital bases, these institutions have significantly larger lending limits than we do and generally have more expansive branch networks. Competition also includes other commercial banks that are community-focused.
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
During the past several years, the States of Oregon, California, Washington, Idaho, and Nevada have experienced economic difficulties. To the extent the fiscal condition of state and local governments does not improve, there could be an adverse effect on business conditions in the affected state that would negatively impact the prospects for the Bank's operations located there.
The following table presents the Bank's market share percentage for total deposits as of June 30, 2014, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial, which compiles deposit data published by the FDIC as of June 30, 2014 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

Oregon				Washington
	Market	Market	Number		Market	Market	Number
County	Share	Rank	of Stores	County	Share	Rank	of Stores
Baker	31.9%	1	1	Adams	20.86%	3	2
Benton	7.4%	7	2	Asotin	17.23%	2	2
Clackamas	2.3%	9	6	Benton	4.78%	8	2
Columbia	15.8%	3	1	Clallam	3.64%	10	2
Coos	37.8%	1	5	Clark	17.66%	2	13
Curry	47.2%	1	4	Columbia	27.65%	2	1
Deschutes	7.7%	6	8	Douglas	12.62%	3	1
Douglas	64.2%	1	9	Franklin	4.87%	9	1
Grant	21.4%	3	1	Garfield	58.08%	1	1
Harney	23.2%	3	1	Grant	7.81%	7	2
Jackson	18.3%	1	11	Grays Harbor	9.51%	4	3
Josephine	21.2%	1	5	King	2.6%	8	26
Klamath	27.0%	2	5	Kitsap	0.81%	14	1
Lake	27.8%	3	1	Kittitas	12.06%	4	2
Lane	16.1%	2	10	Klickitat	34.22%	1	2
Lincoln	7.1%	7	2	Lewis	15.83%	2	4
Linn	12.1%	5	3	Okanogan	22.92%	2	2
Malheur	23.3%	2	3	Pierce	4.19%	8	12
Marion	8.6%	5	4	Skamania	61.72%	1	1
Multnomah	4.6%	6	20	Snohomish	1.58%	13	2
Polk	6.2%	7	1	Spokane	11.8%	4	9
Tillamook	32.0%	2	2	Thurston	3.73%	11	4
Umatilla	5.2%	7	2	Walla Walla	4.01%	5	2
Union	24.5%	1	3	Whatcom	2.43%	12	4
Wallowa	24.1%	2	1	Whitman	5.46%	7	3
Washington	6.8%	6	8
Yamhill	2.4%	9	1

California				Idaho
	Market	Market	Number		Market	Market	Number
County	Share	Rank	of Stores	County	Share	Rank	of Stores
Amador	4.4%	7	1	Ada	0.6%	17	2
Butte	2.7%	10	2	Adams	34.7%	2	1
Calaveras	26.4%	2	4	Benewah	17.1%	4	1
Colusa	38.7%	1	2	Idaho	47.9%	1	3
Contra Costa	0.6%	16	3	Kootenai	2.9%	10	3
El Dorado	6.3%	5	5	Latah	25.7%	2	3
Glenn	29.0%	2	2	Nez Perce	15.8%	3	2
Humboldt	23.0%	1	7	Valley	23.2%	3	2
Lake	17.9%	2	2
Los Angeles	0.0%	86	2	Nevada
Marin	2.0%	12	2	Washoe	0.2%	8	4
Mendocino	3.0%	7	1
Napa	9.0%	4	6
Orange	0.2%	39	1
Placer	4.7%	6	9
Sacramento	0.7%	19	6
San Diego	0.1%	35	3
San Francisco	0.0%	41	2
San Joaquin	0.5%	18	1
San Luis Obispo	0.2%	12	1
Santa Clara	0.0%	43	1
Shasta	1.7%	9	1
Solano	3.2%	8	4
Sonoma	5.4%	7	10
Stanislaus	0.7%	16	2
Sutter	12.7%	2	2
Tehama	17.2%	1	2
Trinity	27.2%	2	1
Tuolumne	14.9%	3	5
Ventura	0.0%	25	1
Yolo	2.3%	12	1
Yuba	27.2%	2	2

Lending and Credit Functions
The Bank makes both secured and unsecured loans to individuals and businesses. At December 31, 2014, commercial real estate, commercial, residential, and consumer and other represented approximately 58.1%, 19.2%, 20.2%, and 2.5%, respectively, of the total loan and lease portfolio.
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

Loans and Leases

We manage asset quality and control credit risk through diversification of the loan and lease portfolio and the application of policies designed to promote sound underwriting and loan and lease monitoring practices. The Bank's Credit Quality Group is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for loan and lease losses charged to earnings is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable incurred losses. The amount of provision charged is dependent upon many factors, including loan and lease growth, net charge-offs, changes in the composition of the loan and lease portfolio, delinquencies, management's assessment of loan and lease portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed through an analysis of the adequacy of the allowance for loan and lease losses. Reviews of non-performing, past due loans and leases and larger credits, designed to identify potential charges to the allowance for loan and lease losses, and to determine the adequacy of the allowance, are conducted on a quarterly basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan and lease portfolio, prevailing economic conditions and other factors.
A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when loans are identified as impaired they are moved to our Special Assets Department. When we identify a loan as impaired, we measure the loan for potential impairment using discount cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral.  In these cases, we will use the current fair value of collateral, less selling costs.  The starting point for determining the fair value of collateral is through obtaining a current external appraisal.  Generally, external appraisals for collateral dependent loans are updated every 12 months.  We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms.  Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment.  Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification.  Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required.  Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Bank's ALLL Committee. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note.  These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period.  Appraisals or other alternative sources of value received subsequent to the reporting period, but prior to our filing of periodic reports, are considered and evaluated to ensure our periodic filings are materially correct and not misleading. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

Loans and leases are classified as non-accrual when collection of principal or interest is doubtful—generally if they are past due as to maturity or payment of principal or interest by 90 days or more—unless such loans and leases are well-secured and in the process of collection. Additionally, all loans that are impaired are considered for non-accrual status.  Loans and leases placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan or lease agreement appear relatively certain.

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

Employees
As of December 31, 2014, we had a total of 4,569 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Information regarding employment agreements with our executive officers is contained in Item 11 below, which item is incorporated by reference to our proxy statement for the 2015 annual meeting of shareholders.
Government Policies
The operations of our subsidiaries are affected by state and federal legislative and regulatory changes and by policies of various regulatory authorities, including, domestic monetary policies of the Board of Governors of the Federal Reserve System ("Federal Reserve"), United States fiscal policy, and capital adequacy and liquidity constraints imposed by federal and state regulatory agencies.
Supervision and Regulation
General. We are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors and customers, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation. Any change in applicable laws or regulations may have a material effect on our business and prospects. We cannot accurately predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state legislation or regulation may have in the future. Umpqua is subject to the disclosure and other requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and rules promulgated thereunder and administered by the Securities and Exchange Commission. As a listed company on NASDAQ, Umpqua is subject to NASDAQ rules for listed companies.
Holding Company Regulation. We are a registered financial holding company under the GLB Act, and are subject to the supervision of, and regulation by the Federal Reserve. As a financial holding company, we are examined by and file reports with the Federal Reserve. The Federal Reserve expects a bank holding company to serve as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support the subsidiary bank.
Financial holding companies are bank holding companies that satisfy certain criteria and are permitted to engage in activities that traditional bank holding companies are not. The qualifications and permitted activities of financial holdings companies are described below under "Regulatory Structure of the Financial Services Industry."
Federal and State Bank Regulation. Umpqua Bank, as a state chartered bank with deposits insured by the FDIC, is primarily subject to the supervision and regulation of the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities ("DCBS"), the Washington Department of Financial Institutions ("DFI"), the California Department of Business Oversight ("DBO"), the Idaho Department of Finance Banking Section, the Nevada Division of Financial Institutions, the FDIC and the Consumer Financial Protection Bureau ("CFPB"). These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices. Our primary state regulator, DCBS, regularly examines the Bank or participates in joint examinations with the FDIC.
The CRA requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. A less than "Satisfactory" rating would result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent CRA examination, the Bank's CRA rating was "Satisfactory."
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
Federal Deposit Insurance. Substantially all deposits with Umpqua Bank are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF.
In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, increase or decrease assessment rates.
On February 7, 2011, the FDIC adopted a final rule modifying the risk-based assessment system from a domestic deposit base to a scorecard based assessment system, effective April 1, 2011. As of April 1, 2011, the Bank was categorized as a large institution as the Bank has more than $10 billion in assets. The initial base assessment rates range from 5 to 35 basis points. After potential adjustments related to unsecured debt and brokered deposit balances, the final total assessment rates range from 2.5 to 45 basis points. Initial base assessment rates for large institutions ranged from 5 to 35 basis points. The Bank's assessment rate for 2014 fell at the low end of this range. Further increases in the assessment rate could have a material adverse effect on our earnings, depending upon the amount of the increase.
The Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.
The FDIC may terminate the deposit insurance of any insured depository institution if it determines that the institution has engaged in or is engaging in unsafe and unsound banking practices, is in an unsafe or unsound condition or has violated any applicable law, regulation or order or any condition imposed in writing by, or pursuant to, any written agreement with the FDIC. The termination of deposit insurance for the Bank would have a material adverse effect on our financial condition and results of operations.
Dividends. Under the Oregon Bank Act and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Bank is subject to restrictions on the payment of cash dividends to its parent company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, under the Oregon Bank Act, the amount of the dividend paid by the Bank may not be greater than net unreserved retained earnings, after first deducting to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months unless the debt is fully secured and in the process of collection; all other assets charged-off as required by Oregon bank regulators or a state or federal examiner; and all accrued expenses, interest and taxes of the Bank. In addition, state and federal regulatory authorities are authorized to prohibit banks and holding companies from paying dividends that would constitute an unsafe or unsound banking practice. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality, and overall financial condition.
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

The final rules also provide for a number of adjustments to and deductions from the new CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may choose to continue to exclude these items. The Company and Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

FDICIA requires federal banking regulators to take "prompt corrective action" with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered "well capitalized" as of December 31, 2014.
Federal and State Regulation of Broker-Dealers. Umpqua Investments is a fully disclosed introducing broker-dealer clearing through First Clearing LLC.  Umpqua Investments is regulated by the Financial Industry Regulatory Authority ("FINRA") and has deposits insured through the Securities Investors Protection Corp ("SIPC") as well as third party insurers.  FINRA performs regular examinations of the Umpqua Investments that include reviews of policies, procedures, recordkeeping, trade practices, and customer protection as well as other inquiries.
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

Regulation of the Financial Services Industry. Federal laws and regulations governing banking and financial services underwent significant changes in recent years and we believe will continue to undergo significant changes in the future. From time to time, legislation is introduced in the United States Congress that contains proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted into law, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, and other financial institutions. Whether or in what form any such legislation may be adopted or the extent to which our business might be affected thereby cannot be predicted.
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
To qualify as a financial holding company, the bank holding company must be deemed to be well-capitalized and well-managed, as those terms are used by the Federal Reserve. In addition, each subsidiary bank of a bank holding company must also be well-capitalized and well-managed and be rated at least "satisfactory" under the CRA. A bank holding company that does not qualify, or has not chosen, to become a financial holding company must limit its activities to traditional banking activities and those non-banking activities the Federal Reserve has deemed to be permissible because they are closely related to the business of banking.
The GLB Act also includes provisions to protect consumer privacy by prohibiting financial services providers, whether or not affiliated with a bank, from disclosing non-public personal, financial information to unaffiliated parties without the consent of the customer, and by requiring annual disclosure of the provider's privacy policy.
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act"), which became effective in 1995, permits interstate banking and branching, which allows banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized bank holding company may acquire banks in any state or merge banks across state lines if permitted by state law. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company upon receipt of approval from the Director of the Oregon Department of Consumer and Business Services. The Bank now has the ability to open additional de novo branches in the states of Oregon, California, Washington, Idaho, and Nevada.

Section 613 of the Dodd-Frank Act eliminated interstate branching restrictions that were implemented as part of the Riegle-Neal Act, and removed many restrictions on de novo interstate branching by national and state-chartered banks. The FDIC and the Office of the Comptroller of the Currency now have authority to approve applications by insured state nonmember banks and national banks, respectively, to establish de novo branches in states other than the bank's home state if "the law of the State in which the branch is located, or is to be located, would permit establishment of the branch, if the bank were a State bank chartered by such State." The enactment of this Section 613 may significantly increase interstate banking by community banks in western states, where barriers to entry were previously high.
Anti-Terrorism Legislation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act ("USA Patriot Act"), enacted in 2001:

•	prohibits banks from providing correspondent accounts directly to foreign shell banks;

•	imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals;

•	requires financial institutions to establish an anti-money-laundering ("AML") compliance program; and

•	generally eliminates civil liability for persons who file suspicious activity reports.

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
The Sarbanes-Oxley Act provides for, among other things:

•	prohibition on personal loans by Umpqua to its directors and executive officers except loans made by the Bank in accordance with federal banking regulations;

•	independence requirements for Board audit committee members and our auditors;

•	certification of reports under the Securities Exchange Act of 1934 ("Exchange Act") by the chief executive officer, chief financial officer and principal accounting officer;

•	disclosure of off-balance sheet transactions;

•	expedited reporting of stock transactions by insiders; and

•	increased criminal penalties for violations of securities laws.

The Sarbanes-Oxley Act also requires:

•	management to establish, maintain, and evaluate disclosure controls and procedures;

•	management to report on its annual assessment of the effectiveness of internal controls over financial reporting;

•	our external auditor to attest to the effectiveness of internal controls over financial reporting.

The SEC has adopted regulations to implement various provisions of the Sarbanes-Oxley Act, including disclosures in periodic filings pursuant to the Exchange Act. Also, in response to the Sarbanes-Oxley Act, NASDAQ adopted new standards for listed companies.
The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Act was signed, which was a sweeping overhaul of financial industry regulation. Among other provisions, the Act:

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

•	Authorized banks to pay interest on business checking accounts;

•
Created the CFPB, housed under the Federal Reserve and led by a director appointed by the President and confirmed by the Senate. All existing consumer laws and regulations will be transferred to this agency and each existing regulatory agency will contribute their respective consumer regulatory and exam staffs to the CFPB;

•
Gave the CFPB the authority to write consumer protection rules for banks and nonbank financial firms offering consumer financial services or products and to ensure that consumers are protected from "unfair, deceptive, or abusive" acts or practices. The CFPB also now has authority to examine and enforce regulations for banks with greater than $10 billion in assets;

•
Authorized the CFPB to require banks to compile and provide reports relating to its consumer lending, marketing and other consumer business activities and to make that information available to the public if doing so "in the public interest";

•
Directed the Federal Reserve to set interchange fees for debit card transactions charged by banks with more than $10 billion in assets. The Federal Reserve must establish what it determines are reasonable fees by factoring in their transaction costs compared to those for checks;

•
Requires loan originators to retain 5% of any loan sold and securitized, unless it is a "qualified residential mortgage", which includes standard 30 and 15 year fixed rate loans. It also specifically exempts from risk retention FHA, VA, Farmer Mac and Rural Housing Service loans;

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

•
Imposed a number of requirements related to executive compensation that apply to all public companies, such as prohibition of broker discretionary voting in connection with a shareholder vote on executive compensation; mandatory shareholder "say on pay" (every one to three years) and "say on golden parachutes"; and clawback of incentive compensation from current or former executive officers following any accounting restatement;

•
Established a modified version of the "Volcker Rule" and generally prohibits banks from engaging in proprietary trading or holding or obtaining an interest in a hedge fund or private equity fund, to the extent that it would exceed 3% of the bank's Tier 1 capital. A bank's interest in any single hedge fund or private equity fund may not exceed 3% of the assets of that fund.

Stress Testing and Capital Planning. Umpqua is subject to the annual Dodd-Frank Act capital stress testing (DFAST) requirements of the Federal Reserve and the FDIC. As part of the DFAST process, Umpqua will release certain results from stress testing exercises, generally in June of each year.
CFPB Regulation and Supervision. As noted above, the Dodd-Frank Act gives the CFPB authority to examine Umpqua and Umpqua Bank for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to credit card, deposit, mortgage and other consumer financial products and services the Bank offers. In addition, the Dodd-Frank Act gives the CFPB broad authority to take corrective action against Umpqua and Umpqua Bank as it deems appropriate. The CFPB is authorized to issue regulations and take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive or abusive. The agency also has authority to impose new disclosure requirements for any consumer financial product or service. These authorities are in addition to the authority the CFPB assumed on July 21, 2011 under existing consumer financial law governing the provision of consumer financial products and services. The CFPB has concentrated much of its initial rulemaking efforts on a variety of mortgage related topics required under the Dodd-Frank Act, including ability-to-repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, appraisal and escrow standards and requirements for higher-priced mortgages.

In January 2014, new rules issued by the CFPB for mortgage origination and mortgage servicing became effective. The rules require lenders to conduct a reasonable and good faith determination at or before consummation of a residential mortgage loan that the borrower will have a reasonable ability to repay the loan. The regulations also define criteria for making Qualified Mortgages which entitle the lender and any assignee to either a conclusive or rebuttable presumption of compliance with the ability to repay rule. The new mortgage servicing rules include new standards for notices to consumers, loss mitigation procedures, and consumer requests for information. Both the origination and servicing rules create new private rights of action for consumers in the event of certain violations. In addition to the exercise of its rulemaking authority, the CFPB is continuing its ongoing examination and supervisory activities with respect to a number of consumer businesses and products.

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

The Federal Reserve reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of the Company and other banking organizations. The findings of the supervisory initiatives are included in reports of examination and any deficiencies will be incorporated into the Company's supervisory ratings, which can affect the Company's ability to make acquisitions and take other actions.

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
Difficult market conditions have adversely affected and may continue to have an adverse effect on the financial services industry and on our business, financial condition and results of operations.
Our business and financial performance are vulnerable to weak economic conditions, primarily in the United States. The severe conditions from 2007 to 2009 had a significant negative impact on the financial services industry, and on Umpqua, including significant write-downs of asset values, bank failures and volatile financial markets. We have experienced moderate improvement in these conditions in the recent past, but not at a consistent pace. There is a risk that economic conditions will deteriorate or economic recovery is delayed. A worsening of conditions would likely exacerbate the adverse effects of the recent difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•
Increased regulation of our industry, including the continued implementation of regulations under the Dodd-Frank Act. Compliance with such regulation will increase our costs, reduce existing sources of revenue and may limit our ability to pursue business opportunities.

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

If market disruption and volatility worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
The majority of our assets are loans, which if not repaid would result in losses to the Bank.
The Bank, like other lenders, is subject to credit risk, which is the risk of losing principal or interest due to borrowers' failure to repay loans in accordance with their terms. Underwriting and documentation controls cannot mitigate all credit risk. A downturn in the economy or the real estate market in our market areas or a rapid increase in interest rates could have a negative effect on collateral values and borrowers' ability to repay. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual status, thereby reducing interest income. Further, under these circumstances, an additional provision for loan and lease losses or unfunded commitments may be required. See Management's Discussion and Analysis of Financial Condition and Results of Operations- "Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments", "Provision for Loan and Lease Losses" and "Asset Quality and Non-Performing Assets".
A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses, which could have a material adverse effect on our business, financial condition and results of operations.
As of December 31, 2014, approximately 80% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.

The effects of the economic recession have been particularly severe in our primary market areas in the Pacific Northwest, California, and Nevada.
Substantially all of our loans are to businesses and individuals in California, Oregon, Washington, Idaho, and Nevada. The Pacific Northwest has had one of the nation's highest unemployment rates. A further deterioration in the economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: loan delinquencies may increase; problem assets and foreclosures may increase putting further price pressures on valuations generally; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans.
The integration of Sterling may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.
The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on Umpqua's ability to successfully combine and integrate the businesses of Umpqua and Sterling in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect our ability to successfully conduct its business, which could have an adverse effect on our financial results and the value of its common stock. If we experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us to lose customers. Integration efforts will also divert management attention and resources. In addition, the actual cost savings of the Merger upon completion of integration activities could be less than anticipated.
A rapid change in interest rates, or maintenance of rates at historically high or low levels for an extended period, could make it difficult to maintain our current interest income spread and could result in reduced earnings.
Our earnings are largely derived from net interest income, which is interest income and fees earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits. We cannot predict the nature or timing of future changes in monetary, tax and other policies or the effects that they may have on our activities and financial results. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and most investment securities) and liabilities (such as certificates of deposit), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/liability management policies may not be successfully implemented and from time to time our risk position is not balanced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer-term investments. Historically low rates for an extended period of time result in reduced returns from the investment and loan portfolios. The current very low interest rate environment, which is expected to continue at least through mid-year 2015 based on statements by the Chairman of the Federal Reserve, could affect consumer and business behavior in ways that are adverse to us and negatively impact our ability to increase our net interest income. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth than previously experienced. See Management's Discussion and Analysis of Financial Condition and Results of Operations-"Quantitative and Qualitative Disclosures about Market Risk".

Our merger with Sterling, given its size and scope, will likely make it difficult for us to engage in traditional merger and acquisition transactions in the near term.

The successful integration of our merger with Sterling is presently our top priority and it will take significant resources through the first half of 2015 to accomplish that goal. During this integration phase it is unlikely that we would receive regulatory approval to acquire another bank and our ability to engage in traditional merger and acquisition transactions will be constrained over the near term.
The benefits of our FDIC loss-sharing agreements may be reduced or eliminated.
In connection with Umpqua Bank's assumption of the banking operations of Evergreen Bank, Rainier Pacific Bank, and Nevada Security Bank, the Bank and the FDIC entered into Whole Bank Purchase and Assumption Agreements with Loss-Share (collectively, "Loss Share Agreements"). Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects. Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss-sharing agreements, we record a loss-sharing asset that reflects our estimate of the timing and amount of future losses that are anticipated to occur in and used to value the acquired loan portfolio. In determining the size of the loss-sharing asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.
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
In addition, the non-single family Loss Share Agreements expire, by their terms on or before July 1, 2015. After expiration, we will no longer receive reimbursement from the FDIC for losses sustained in these acquired portfolios.
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
We restructured loans, primarily during the recent recession, in response to borrower financial difficulty, by providing modification of loan repayment terms. Loans are reported as restructured when we grant significant concessions to a borrower experiencing financial difficulties that we would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending loan maturity dates or providing a lower interest rate than would be normally available for a transaction of similar risk. In exchange for these concessions, at the time of restructure, we require additional collateral to bring the loan to value to at most 100%. A decline in the economic conditions in our general market areas and other factors affecting the specific borrower could adversely impact borrowers with restructured loans and cause borrowers to become delinquent or otherwise default or call into question their ability to repay full interest and principal in accordance with the restructured terms, which would result in the restructured loan being reclassified as a non-accrual loan.

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
The Dodd-Frank Act and other legislative and regulatory initiatives contain numerous provisions and requirements that could detrimentally affect the Company's business.
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
We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof. Compliance with such current and potential regulation and scrutiny could significantly increase our costs, impede the efficiency of our internal business processes, may require us to increase our regulatory capital and may limit our ability to pursue business opportunities in an efficient manner. In response, we may be required to or choose to raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.
We are subject to extensive regulation under federal and state laws. These laws and regulations are primarily intended to protect customers, depositors and the deposit insurance fund, rather than shareholders. The Bank is an Oregon state-chartered commercial bank whose primary regulator is the DCBS. The Bank is also subject to the supervision by and the regulations of the DFI, the DBO, the Idaho Department of Finance Banking Section, the Nevada Division of Financial Institutions, the FDIC, which insures bank deposits and the CFPB. Umpqua Investments is subject to extensive regulation by the SEC and the FINRA. Umpqua is subject to regulation and supervision by the Federal Reserve, the SEC and NASDAQ. Federal and state regulations may place banks and brokerage firms at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. There is also the possibility that laws could be enacted that would prohibit a company from controlling both an FDIC-insured bank and a broker dealer, or restrict their activities if under common ownership. If we receive less than satisfactory results on regulatory examinations, we could be restricted from making acquisitions, adding new stores, developing new lines of business, or otherwise continuing our growth strategy for a period of time. Future changes in federal and state banking and brokerage regulations could adversely affect our operating results and ability to continue to compete effectively.
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
In June 2013, federal banking regulators jointly issued the Basel III Rules. The rules impose new capital requirements and implement Section 171 of the Dodd Frank Act.  The new rules are to be phased in through 2019, beginning January 1, 2015.  Among other things, the rules will require that we maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%.  In addition, we will have to maintain an additional capital conservation buffer of 2.5% of total risk weighted assets or be subject to limitations on dividends and other capital distributions, as well as limiting discretionary bonus payments to executive officers.  The new rules also restrict trust preferred securities/junior subordinated debentures ("TRUPS") from comprising more than 25% of our Tier 1 capital.  TRUPS now constitute approximately 20% of our Tier 1 capital. If an institution grows above $15 billion as a result of an acquisition, as we did in the 2014 with the Sterling merger, the combined trust preferred issuances will be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). It is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures in order to support regulatory total capital levels. The new rules may require us to raise more common capital or other capital that qualifies as Tier 1 capital. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. But based on the current components and levels of our capital and assets, we believe that we will be in compliance with the new capital requirements.
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
Our net income depends primarily upon the Bank's net interest income, which is the income that remains after deducting from total income generated by earning assets the expense attributable to the acquisition of the funds required to support earning assets (primarily interest paid on deposits). The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the levels of nonperforming loans. All of those factors affect the Bank's ability to pay dividends to the Company.

Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval. The Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the "adequately capitalized" level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of the Bank and other factors, regulatory authorities could conclude that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice and impose restrictions or prohibit such payments. Under Oregon law, the Bank may not pay dividends in excess of unreserved retained earnings, deducting there from, to the extent not already charged against earnings or reflected in a reserve, the following: (1) all bad debts, which are debts on which interest is past due and unpaid for at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged-off as required by Oregon bank regulators or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the institution. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition.
A decline in the Company's stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.

From time to time, the Company's common stock has traded at a price below its book value, including goodwill and other intangible assets.  A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in impairment of our goodwill.  If impairment was deemed to exist, a write down of goodwill would occur with a charge to earnings.

We have a gross deferred tax asset position of $423.3 million at December 31, 2014, and we are required to assess the recoverability of this asset on an ongoing basis.
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
Umpqua is among the fastest-growing community financial services organizations in the United States. Since 2000, we have completed the acquisition and integration of 12 other financial institutions. There is no assurance that future acquisitions will be successfully integrated. We continue to pursue traditional merger and acquisition transactions and to open new stores to continue our growth strategy. If we pursue our growth strategy too aggressively, or if factors beyond management's control divert attention away from our integration plans, we might not be able to realize some or all of the anticipated benefits. Moreover, we are dependent on the efforts of key personnel to achieve the synergies associated with our acquisitions. The loss of one or more of our key persons could have a material adverse effect upon our ability to achieve the anticipated benefits.
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
Umpqua Investments' retail brokerage operations present special risks not borne by community banks that focus exclusively on community banking. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may adversely affect Umpqua Investments' operations. Umpqua Investments is also dependent on a small number of established brokers, whose departure could result in the loss of a significant number of customer accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect Umpqua Investments' income and potentially require the contribution of additional capital to support its operations. Umpqua Investments is subject to claim arbitration risk arising from customers who claim their investments were not suitable or that their portfolios were too actively traded. These risks increase when the market, as a whole, declines. The risks associated with retail brokerage may not be supported by the income generated by those operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations-"Non-interest Income".
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
Changes in interest rates greatly affect the mortgage banking business. One of the principal risks in this area is prepayment of mortgages and the consequent detrimental effect on the value of mortgage servicing rights. We may employ hedging strategies to mitigate this risk but if the hedging decisions and strategies are not successful, our net income could be adversely affected. See Management's Discussion and Analysis of Financial Condition and Results of Operations-"Mortgage Servicing Rights".
Our business is highly reliant on technology and our ability to manage the operational risks associated with technology.
Our business involves storing and processing sensitive consumer and business customer data. A cyber security breach may result in theft of such data or disruption of our transaction processing systems. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. A material breach of customer data security may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions and/or result in litigation. Cyber security risk management programs are expensive to maintain and will not protect the Company from all risks associated with maintaining the security of customer data and the Company's proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors. In addition, Congress and the legislatures of states in which we operate regularly consider legislation that would impose more stringent data privacy requirements.
Our business is highly reliant on third party vendors and our ability to manage the operational risks associated with outsourcing those services.
We rely on third parties to provide services that are integral to our operations. These vendors provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts. A cyber security breach of a vendor's system may result in theft of our data or disruption of business processes.  A material breach of customer data security at a service provider's site may negatively impact our business reputation and cause a loss of customers; result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions and/or result in litigation.  In most cases, we will remain primarily liable to our customers for losses arising from a breach of a vendor's data security system. We rely on our outsourced service providers to implement and maintain prudent cyber security controls.  We have procedures in place to assess a vendor's cyber security controls prior to establishing a contractual relationship and to periodically review assessments of those control systems; however, these procedures are not infallible and a vendor's system can be breached despite the procedures we employ. We have alliances with other companies that assist in our sales efforts. In our wealth management business, we have an alliance with Ferguson Wellman, a registered investment advisor to whom we refer customers for investment advice and asset management services. We cannot be sure that we will be able to maintain these relationships on favorable terms. In addition, some of our data processing services are provided by companies associated with our competitors. The loss of these vendor relationships could disrupt the services we provide to our customers and cause us to incur significant expense in connection with replacing these services.
Store construction can disrupt banking activities and may not be completed on time or within budget, which could result in reduced earnings.
The Bank has, over the past several years, been transformed from a traditional community bank into a community-oriented financial services retailer. We build new stores as part of our de novo branching strategy, including our "Neighborhood Stores." We also continue to remodel acquired bank branches to resemble retail stores that include distinct physical areas or boutiques such as a "serious about service center," an "investment opportunity center" and a "computer cafe." Store construction involves significant expense and risks associated with locating store sites and delays in obtaining permits and completing construction. Remodeling involves significant expense, disrupts banking activities during the remodeling period, and presents a new look and feel to the banking services and products being offered. Financial constraints may delay remodeling projects. Customers may not react favorably to the construction-related activities or the remodeled look and feel. There are risks that construction or remodeling costs will exceed forecasted budgets and that there may be delays in completing the projects, which could cause disruption in those markets.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
The executive offices of Umpqua and Umpqua Investments are located at One SW Columbia Street in Portland, Oregon in office space that is leased. The Bank's headquarters, located in Roseburg, Oregon, is owned. At December 31, 2014, the Bank conducted community banking activities or operated Commercial Banking Centers at 385 locations, in California, Oregon and Washington along the I-5 corridor; in the San Francisco Bay area, Inland Foothills, Napa, and Coastal regions in California; in Bend and along the Pacific Coast of Oregon; in greater Seattle and Bellevue, Washington, and in Idaho and Reno, Nevada, of which 147 are owned and 238 are leased under various agreements. As of December 31, 2014, the Bank also operated 25 facilities for the purpose of administrative and other functions, such as back-office support, of which 3 are owned and 22 are leased. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities. As of December 31, 2014, Umpqua Investments leased four stand-alone offices from unrelated third parties, one stand-alone office from the Bank, and also leased space in nine Bank stores under lease agreements based on market rates.
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

In our Form 10-K for the period ending December 31, 2011, we initially reported on a class action lawsuit filed in the U.S. District Court for the Northern District of California against the Bank by Amber Hawthorne relating to overdraft fees and the posting order of point of sale and ACH items.   In March 2014, the parties reached an agreement to settle the case and have executed a comprehensive written settlement agreement. On September 15, 2014, the court entered an order granting a motion for preliminary approval of the class settlement and held a final approval hearing on February 19, 2015. Settlement of this matter on the agreed terms will have no material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

In our Form 10-K for the period ending December 31, 2013, we initially reported on two separate class action lawsuits filed in Spokane County, Washington, Superior Court against the Company and other defendants arising from the then-proposed Merger, which the court consolidated. The consolidated litigation generally alleges that directors of Sterling breached their duties to the Sterling shareholders by approving the Merger, failing to take steps to maximize shareholder value, engaging in a flawed sales process, and agreeing to deal protection provisions in the Merger agreement that are alleged to unduly favor the Company. The Company is alleged to have aided and abetted the alleged breaches of duty. The consolidated litigation also alleges that the disclosures approved by the Sterling board in connection with the Merger and the vote thereon are false and misleading in various respects. As relief, the complaints sought to enjoin the Merger and seek, among other things, damages in an unspecified amount and payment of plaintiffs' attorneys' fees and costs. The defendants believe that the lawsuits are without merit. On January 16, 2014, the parties executed a Memorandum of Understanding (the "MOU") that contains the essential terms of a settlement and dismissal of the consolidated cases. The MOU does not call for the payment of any money damages, but required the defendants to make certain additional disclosures relating to the Merger and to pay the attorney fees, costs, and expenses of plaintiffs' counsel incurred in connection with the action. The agreed additional disclosures were made and included in the joint proxy statement/prospectus filed January 22, 2014. The MOU further provides that if the parties cannot agree on the amount of fees, costs, and expenses to be paid by the defendants to plaintiffs' counsel, such amount shall be decided by the court. There has been no significant activity in the cases since the MOU was executed. On September 26, 2014, the parties to the litigation filed a notice of settlement with the Court.  The Court preliminarily approved the proposed settlement on December 5, 2014.  The Court will consider final approval of the proposed settlement at a hearing scheduled for March 27, 2015.

The Company assumed, as successor-in-interest to Sterling, the defense of litigation matters pending against Sterling. Sterling previously reported that on December 11, 2009, a putative securities class action complaint captioned City of Roseville Employees' Retirement System v. Sterling Financial Corp., et al., No. CV 09-00368-EFS, was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of its current and former officers. On June 18, 2010, lead plaintiff filed a consolidated complaint alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements concerning Sterling's business and financial results. Plaintiffs sought unspecified damages and attorneys' fees and costs. On August 30, 2010, Sterling moved to dismiss the Complaint, and the court granted the motion to dismiss without prejudice on August 5, 2013. On October 11, 2013, the lead plaintiff filed an amended consolidated complaint with the same defendants, class period, alleged violations, and relief sought. On January 24, 2014, Sterling moved to dismiss the amended consolidated complaint, and on September 17, 2014, the court entered an order dismissing the amended consolidated complaint in its entirety with no further leave to amend. On October 24, 2014, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit from the district court's order granting the motion to dismiss the amended consolidated complaint and appellant’s opening brief is due April 3, 2015.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
 (a)    Our common stock is traded on The NASDAQ Global Select Market under the symbol "UMPQ." As of December 31, 2014, there were 400,000,000 common shares authorized for issuance. The following table presents the high and low sales prices of our common stock for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions, and cash dividends declared for each period:

Quarter Ended	High	Low	Cash Dividend Per Share
December 31, 2014	$17.98	$14.94	$0.15
September 30, 2014	$18.39	$16.22	$0.15
June 30, 2014	$19.36	$19.00	$0.15
March 31, 2014	$19.60	$16.50	$0.15

December 31, 2013	$19.65	$16.09	$0.15
September 30, 2013	$17.48	$15.08	$0.15
June 30, 2013	$15.29	$11.45	$0.20
March 31, 2013	$13.54	$12.00	$0.10

As of December 31, 2014, our common stock was held by approximately 5,255 shareholders of record, a number that does not include beneficial owners who hold shares in "street name", or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2014, a total of 807,000 stock options, 1,386,000 shares of restricted stock and 675,000 restricted stock units were outstanding.
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
During 2014, Umpqua's Board of Directors approved a quarterly cash dividend of $0.15 per common share for each quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy.
We have a dividend reinvestment plan that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Umpqua and its subsidiaries and predecessors by merger that were in effect at December 31, 2014.

(shares in thousands)
	Equity Compensation Plan Information
	(A)	(B)	(C)
	Number of securities		Number of securities
	to be issued	Weighted average	remaining available for future
	upon exercise of	exercise price of	issuance under equity
	outstanding options	outstanding options,	compensation plans excluding
Plan category	warrants and rights	warrants and rights (4)	securities reflected in column (A)
Equity compensation plans
approved by security holders
2013 Stock Incentive Plan (1)	—	$—	3,000
2003 Stock Incentive Plan (1)	708	$17.64	—
2007 Long Term Incentive Plan (1),(2)	25	$—	—
Other (3)	787	$12.71	—
Total	1,520	$16.80	3,000

Equity compensation plans
not approved by security holders	—	$—	—

Total	1,520	$16.80	3,000

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

(2)	As of December 31, 2014, 25,000 restricted stock units are expected to vest as the performance-based targets were satisfied and there are no securities available for future issuance.

(3)	Includes other Umpqua stock plans and stock plans assumed through previous mergers.

(4)	Weighted average exercise price is based solely on securities with an exercise price.

(b)    Not applicable.

(c)
The Company's share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program was extended in April 2013 to run through June 2015. As of December 31, 2014, a total of 12.0 million shares remained available for repurchase. The Company did not repurchase any shares under the repurchase plan during 2014, repurchased 98,027 shares in 2013, and 512,280 shares under the repurchase plan in 2012. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

There were 161,568 and 438,136 shares tendered in connection with option exercises during the years ended December 31, 2014 and 2013, respectively. Restricted shares cancelled to pay withholding taxes totaled 107,131 and 48,514 shares during the years ended December 31, 2014 and 2013, respectively. There were 129,766 restricted stock units cancelled to pay withholding taxes during the years ended December 31, 2014 and none in 2013, respectively.

Stock Performance Graph

The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2014, with (i) the Total Return Index for NASDAQ Bank Stocks (ii) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) and (iii) the Standard and Poor's 500. This comparison assumes $100.00 was invested on December 31, 2009, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2009 to December 31, 2014, was obtained by using the NASDAQ closing prices as of the last trading day of each year.

	Period Ending
	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Umpqua Holdings Corporation	$100.00	$92.32	$96.12	$93.93	$158.45	$145.76
Nasdaq Bank Stocks	$100.00	$114.16	$102.17	$121.26	$171.86	$180.31
Nasdaq U.S.	$100.00	$118.15	$117.22	$138.02	$193.47	$222.16
S&P 500	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14

ITEM 6. SELECTED FINANCIAL DATA.
Umpqua Holdings Corporation
Annual Financial Trends

(in thousands, except per share data)	2014	2013	2012	2011	2010
Interest income	$822,521	$442,846	$456,085	$501,753	$488,596
Interest expense	48,693	37,881	48,849	73,301	93,812
Net interest income	773,828	404,965	407,236	428,452	394,784
Provision for loan and lease losses	40,241	10,716	29,201	62,361	118,819
Non-interest income	179,292	121,441	136,829	84,118	75,904
Non-interest expense	601,746	355,825	357,314	338,611	311,063
Merger related expenses	82,317	8,836	2,338	360	6,675
Income before provision for income taxes	228,816	151,029	155,212	111,238	34,131
Provision for income taxes	81,296	52,668	53,321	36,742	5,805
Net income	147,520	98,361	101,891	74,496	28,326
Preferred stock dividends	—	—	—	—	12,192
Dividends and undistributed earnings allocated to participating securities	484	788	682	356	67
Net earnings available to common shareholders	$147,036	$97,573	$101,209	$74,140	$16,067

YEAR END
Assets	$22,613,274	$11,636,112	$11,795,443	$11,562,858	$11,668,710
Earning assets	19,370,349	10,267,981	10,465,505	10,263,923	10,374,131
Loans and leases (1)	15,327,732	7,728,166	7,176,433	6,524,869	6,447,606
Deposits	16,892,099	9,117,660	9,379,275	9,236,690	9,433,805
Term debt	1,006,395	251,494	253,605	255,676	262,760
Junior subordinated debentures, at fair value	249,294	87,274	85,081	82,905	80,688
Junior subordinated debentures, at amortized cost	101,576	101,899	110,985	102,544	102,866
Common shareholders' equity	3,780,997	1,727,426	1,724,039	1,672,413	1,642,574
Total shareholders' equity	3,780,997	1,727,426	1,724,039	1,672,413	1,642,574
Common shares outstanding	220,161	111,973	111,890	112,165	114,537

AVERAGE
Assets	$19,169,098	$11,507,688	$11,499,499	$11,600,435	$10,830,486
Earning assets	16,484,664	10,224,606	10,252,167	10,332,242	9,567,341
Loans and leases (1)	13,003,762	7,367,602	6,707,194	6,430,797	6,465,021
Deposits	14,407,331	9,057,673	9,124,619	9,301,978	8,607,980
Term debt	815,017	252,546	254,601	257,496	261,170
Junior subordinated debentures	301,525	189,237	187,139	184,115	184,134
Common shareholders' equity	3,137,858	1,729,083	1,701,403	1,671,893	1,589,393
Total shareholders' equity	3,137,858	1,729,083	1,701,403	1,671,893	1,657,544
Basic common shares outstanding	186,550	111,938	111,935	114,220	107,922
Diluted common shares outstanding	187,544	112,176	112,151	114,409	108,153

PER COMMON SHARE DATA
Basic earnings	$0.79	$0.87	$0.90	$0.65	$0.15
Diluted earnings	0.78	0.87	0.90	0.65	0.15
Book value	17.17	15.43	15.41	14.91	14.34
Tangible book value (2)	8.80	8.49	9.28	8.87	8.39
Cash dividends declared	0.60	0.60	0.34	0.24	0.20

(dollars in thousands)
	2014	2013	2012	2011	2010
PERFORMANCE RATIOS
Return on average assets (3)	0.77%	0.85%	0.88%	0.64%	0.15%
Return on average common shareholders' equity (4)	4.69%	5.64%	5.95%	4.43%	1.01%
Return on average tangible common shareholders' equity (5)	9.16%	9.78%	9.87%	7.47%	1.76%
Efficiency ratio (6)	71.37%	68.68%	65.54%	65.58%	66.90%
Average common shareholders' equity to average assets	16.37%	15.03%	14.80%	14.41%	14.68%
Leverage ratio (7)	10.99%	10.90%	11.44%	10.91%	10.56%
Net interest margin (fully tax equivalent) (8)	4.73%	4.01%	4.02%	4.19%	4.17%
Non-interest income to total net revenue (9)	18.81%	23.07%	25.15%	16.41%	16.13%
Dividend payout ratio (10)	75.95%	68.97%	37.78%	36.92%	133.33%

ASSET QUALITY
Non-performing loans and leases	$59,553	$35,321	$70,968	$91,383	$145,248
Non-performing assets	97,495	59,256	98,480	145,049	207,902
Allowance for loan and lease losses	116,167	95,085	103,666	107,288	104,642
Net charge-offs	19,159	19,297	32,823	59,715	121,834
Non-performing loans and leases to loans and leases	0.39%	0.46%	0.99%	1.40%	2.25%
Non-performing assets to total assets	0.43%	0.51%	0.83%	1.25%	1.78%
Allowance for loan and lease
losses to total loans and leases	0.76%	1.23%	1.44%	1.64%	1.62%
Allowance for credit losses to loans and leases	0.78%	1.25%	1.46%	1.66%	1.64%
Net charge-offs to average loans and leases	0.15%	0.26%	0.49%	0.93%	1.88%

(1)	Excludes loans held for sale

(2)
Average common shareholders' equity less average intangible assets (excluding MSR) divided by shares outstanding at the end of the year. See Management's Discussion and Analysis of Financial Condition and Results of Operation"-"Results of Operations - Overview" for the reconciliation of non-GAAP financial measures, in Item 7 of this report.

(3)	Net earnings available to common shareholders divided by average assets.

(4)	Net earnings available to common shareholders divided by average common shareholders' equity.

(5)
Net earnings available to common shareholders divided by average common shareholders' equity less average intangible assets. See Management's Discussion and Analysis of Financial Condition and Results of Operations-"Results of Operations - Overview" for the reconciliation of non-GAAP financial measures, in Item 7 of this report.

(6)	Non-interest expense divided by the sum of net interest income (fully tax equivalent) and non-interest income.

(7)	Tier 1 capital divided by leverage assets. Leverage assets are defined as quarterly average total assets, net of goodwill, intangibles and certain other items as required by the Federal Reserve.

(8)	Net interest margin (fully tax equivalent) is calculated by dividing net interest income (fully tax equivalent) by average interest earnings assets.

(9)	Non-interest income divided by the sum of non-interest revenue and net interest income.

(10)	Dividends declared per common share divided by basic earnings per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS

See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this report.
EXECUTIVE OVERVIEW

Significant items for the year ended December 31, 2014 were as follows:

Financial Performance

•
Net earnings available to common shareholders per diluted common share were $0.78 for the year ended December 31, 2014, as compared to $0.87 for the year ended December 31, 2013.  Operating earnings per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, were $1.08 for the year ended December 31, 2014, as compared to operating income per diluted common share of $0.94 for the year ended December 31, 2013.  Operating income per diluted share is considered a "non-GAAP" financial measure.  More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•
Net interest margin, on a tax equivalent basis, was 4.73% for the year ended December 31, 2014, compared to 4.01% for the year ended December 31, 2013.  The increase in net interest margin is primarily attributable to a higher yield on interest-earning assets due to the acquisitions of Sterling and of FinPac, as well as a lower cost of funds.

•
Residential mortgage banking revenue was $77.3 million for 2014, compared to $78.9 million for 2013. The decrease was the result of lower gain on sale margins, and a larger loss from the change in the fair value of the MSR asset, consistent with the decline in mortgage interest rates, partially offset by higher mortgage originations and servicing fees.

•
Total gross loans and leases were $15.3 billion as of December 31, 2014, an increase of $7.6 billion, or 98.3%, as compared to December 31, 2013.  This increase is primarily the result of the merger with Sterling which added $7.1 billion of loans at acquisition.

•
Total deposits were $16.9 billion as of December 31, 2014, an increase of $7.8 billion, or 85.3%, as compared to December 31, 2013.  The increase resulted primarily from the merger with Sterling which added $7.1 billion of deposits at acquisition.

•	Total consolidated assets were $22.6 billion as of December 31, 2014, as compared to $11.6 billion at December 31, 2013.

Credit Quality

•
Non-performing assets increased to $97.5 million, or 0.43% of total assets, as of December 31, 2014, as compared to $59.3 million, or 0.51% of total assets, as of December 31, 2013.  Non-performing loans and leases increased to $59.6 million, or 0.39% of total loans and leases, as of December 31, 2014, as compared to $35.3 million, or 0.46% of total loans and leases as of December 31, 2013.

•
Net charge-offs on loans were $19.2 million for the year ended December 31, 2014, or 0.15% of average loans and leases, as compared to net charge-offs of $19.3 million, or 0.26% of average loans and leases, for the year ended December 31, 2013.

•
The provision for loan and lease losses was $40.2 million for 2014, as compared to $10.7 million recognized for 2013. The increase is due to new production of loans and leases during 2014, requiring a higher allowance for loan and lease losses.

Capital and Growth Initiatives

•	Total risk based capital increased to 15.2% as of December 31, 2014, compared to 14.7% as of December 31, 2013, primarily due to the effects of the Sterling merger.

•	Declared cash dividends of $0.60 per common share for 2014 and 2013.

•	Completed the Sterling merger in April 2014.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements in Item 8 of this report. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC's definition.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of December 31, 2014, there was no unallocated allowance amount.
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

Management believes that the ALLL was adequate as of December 31, 2014. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 80% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

Acquired Loans including Covered Loans and FDIC Indemnification Asset

Acquired loans and leases are recorded at their fair value at the acquisition date. For purchased non-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the estimated life of the loans.

The acquired loans and purchase impaired loans are aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were input into an accounting loan system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions are periodically reassessed and updated within the accounting model to update our expectation of future cash flows. The excess of the cash flows expected to be collected over a pool's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield are disclosed quarterly.

Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as "covered loans." The Company has elected to account for amounts receivable under the loss-share agreement as an indemnification asset. The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the carrying value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted or amortized into non-interest income over the life of the FDIC indemnification asset, which is maintained at the loan pool level.

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

The Company performed its annual goodwill impairment analysis of the Community Banking reporting segment as of December 31, 2014. In the first step of the goodwill impairment test, the Company assessed qualitative factors to determine whether the existence of events and circumstances indicated that it is more likely than not that the indefinite-lived intangible asset is impaired, and determined no factors indicated an impairment. Based on this analysis, no further testing was determined to be necessary.
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

Fair Value

A hierarchical disclosure framework associated with the level of pricing observability is utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding Recent Accounting Pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

RESULTS OF OPERATIONS-OVERVIEW

For the year ended December 31, 2014, net earnings available to common shareholders were $147.0 million, or $0.78 per diluted common share, as compared to net earnings available to common shareholders of $97.6 million, or $0.87 per diluted common share for the year ended December 31, 2013. The increase in net earnings available to common shareholders in 2014 is principally attributable to the merger with Sterling which increased net interest income. The increase in net interest income was offset by the increase in non-interest expense, including merger-related expenses, which are also attributable to the merger with Sterling.

For the year ended December 31, 2013, net earnings available to common shareholders were $97.6 million, or $0.87 per diluted common share, as compared to net earnings available to common shareholders of $101.2 million, or $0.90 per diluted common share for the year ended December 31, 2012. The decrease in net earnings available to common shareholders in 2013 is principally attributable to decreased net interest income, decreased non-interest income, increased non-interest expense, partially offset by decreased provision for loan and lease losses.

Umpqua recognizes gains or losses on our junior subordinated debentures carried at fair value resulting from the estimated market credit risk adjusted spread and changes in interest rates that do not directly correlate with the Company's operating performance. Also, Umpqua incurs significant expenses related to the completion and integration of mergers and acquisitions. Additionally, we may recognize goodwill impairment losses that have no direct effect on the Company's or the Bank's cash balances, liquidity, or regulatory capital ratios. Lastly, Umpqua may recognize one-time bargain purchase gains on certain acquisitions that are not reflective of Umpqua's on-going earnings power. Accordingly, management believes that our operating results are best measured on a comparative basis excluding the impact of gains or losses on junior subordinated debentures measured at fair value, net of tax, merger-related expenses, net of tax, and other charges related to business combinations such as goodwill impairment charges or bargain purchase gains, net of tax. We define operating earnings as earnings available to common shareholders before gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains on acquisitions, net of tax, merger related expenses, net of tax, and goodwill impairment, and we calculate operating earnings per diluted share by dividing operating earnings by the same diluted share total used in determining diluted earnings per common share. Operating earnings and operating earnings per diluted share are considered "non-GAAP" financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in Item 8 below.

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the years ended December 31, 2014, 2013, and 2012:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings
Years Ended December 31,

(in thousands, except per share data)	2014	2013	2012
Net earnings available to common shareholders	$147,036	$97,573	$101,209
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax (1)	3,054	1,318	1,322
Merger-related expenses, net of tax (1)	52,311	6,820	1,403
Operating earnings	$202,401	$105,711	$103,934
Per diluted share:
Net earnings available to common shareholders	$0.78	$0.87	$0.90
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax (1)	0.02	0.01	0.01
Merger-related expenses, net of tax (1)	0.28	0.06	0.02
Operating earnings	$1.08	$0.94	$0.93

(1) Adjusted for income tax effect of pro forma operating earnings of 40% for tax-deductible items.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the years ended December 31, 2014, 2013, and 2012. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating income as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity
For the Years Ended December 31,

(dollars in thousands)	2014	2013	2012
Returns on average assets:
Net earnings available to common shareholders	0.77%	0.85%	0.88%
Operating earnings	1.06%	0.92%	0.90%
Returns on average common shareholders' equity:
Net earnings available to common shareholders	4.69%	5.64%	5.95%
Operating earnings	6.45%	6.11%	6.11%
Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	9.16%	9.78%	9.87%
Operating earnings	12.62%	10.60%	10.14%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$3,137,858	$1,729,083	$1,701,403
Less: average goodwill and other intangible assets, net	(1,533,403)	(731,525)	(676,354)
Average tangible common shareholders' equity	$1,604,455	$997,558	$1,025,049

Additionally, management believes tangible common equity and the tangible common equity ratio are meaningful measures of capital adequacy. Umpqua believes the exclusion of certain intangible assets in the computation of tangible common equity and tangible common equity ratio provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company. Tangible common equity is calculated as total shareholders' equity less preferred stock and less goodwill and other intangible assets, net (excluding MSRs). In addition, tangible assets are total assets less goodwill and other intangible assets, net (excluding MSRs).  The tangible common equity ratio is calculated as tangible common shareholders' equity divided by tangible assets. The tangible common equity and tangible common equity ratio is considered a non-GAAP financial measure and should be viewed in conjunction with the total shareholders' equity and the total shareholders' equity ratio.
The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of December 31, 2014 and December 31, 2013:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	December 31,	December 31,
	2014	2013
Total shareholders' equity	$3,780,997	$1,727,426
Subtract:
Goodwill and other intangible assets, net	1,842,958	776,683
Tangible common shareholders' equity	$1,938,039	$950,743
Total assets	$22,613,274	$11,636,112
Subtract:
Goodwill and other intangible assets, net	1,842,958	776,683
Tangible assets	$20,770,316	$10,859,429
Tangible common equity ratio	9.33%	8.75%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for 2014 was $773.8 million, an increase of $368.9 million or 91.1% compared to the same period in 2013. The increase in net interest income in 2014 as compared to 2013 is attributable to an increase in average interest-earning assets, primarily loans and investment securities, and an increase in net interest margin, partially offset by an increase in average deposits and other average interest-bearing liabilities.

Net interest income for 2013 was $405.0 million, a decrease of $2.3 million or 0.6% compared to the same period in 2012. The decrease in net interest income in 2013 as compared to 2012 is attributable to a decrease in outstanding average interest-earning assets, primarily investment securities, and a decrease in net interest margin, partially offset by an increase in average loans and leases and a decrease in interest-bearing liabilities.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.73% for the 2014, an increase of 72 basis points as compared to the same period in 2013.  The increase in net interest margin primarily resulted from the increase in loan yields, the increase in average loans and leases, offset by an increase in average deposits and interest-bearing liabilities. Partially contributing to the increase in net interest margin in 2014, as compared to 2013, is the continued reduction of the cost of interest-bearing liabilities, specifically time deposits.  The total cost of interest-bearing liabilities for 2014 was 0.41%, representing a decrease of 10 basis points compared 2013. The cost of time deposits was 0.58% in 2014 compared to 0.89% in 2013.

The net interest margin on a fully tax-equivalent basis was 4.01% for 2013, a decrease of 1 basis points as compared to the same period in 2012. The decrease in net interest margin primarily resulted from the decline in loan yields, a decline in investment yields, and an increase in average interest bearing cash, offset by an increase in average loans and leases outstanding, a decline in the cost of interest-bearing deposits, and a decrease in average interest-bearing liabilities.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for years ended December 31, 2014, 2013 and 2012:

Average Rates and Balances

(dollars in thousands)	2014			2013			2012
		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$205,580	$8,337	4.06%	$138,383	$4,835	3.49%	$178,403	$6,634	3.72%
Loans and leases (1)	13,003,762	755,466	5.81%	7,367,602	393,379	5.34%	6,707,194	380,178	5.67%
Taxable securities	2,072,936	46,109	2.22%	1,952,611	34,398	1.76%	2,743,672	59,161	2.16%
Non-taxable securities (2)	301,535	15,692	5.20%	247,010	13,477	5.46%	258,816	13,834	5.34%
Temporary investments and interest-bearing deposits	900,851	2,264	0.25%	519,000	1,336	0.26%	364,082	928	0.25%
Total interest earning assets	16,484,664	827,868	5.02%	10,224,606	447,425	4.38%	10,252,167	460,735	4.49%
Allowance for loan and lease losses	(96,513)			(86,227)			(86,656)
Other assets	2,780,947			1,369,309			1,333,988
Total assets	$19,169,098			$11,507,688			$11,499,499
INTEREST-BEARING LIABILITIES:
Interest-bearing checking	$1,721,452	$950	0.06%	$1,176,841	$978	0.08%	$1,112,394	$1,980	0.18%
Money market deposits	5,255,622	6,991	0.13%	3,277,780	3,485	0.11%	3,447,806	7,193	0.21%
Savings deposits	829,737	426	0.05%	521,387	321	0.06%	427,673	291	0.07%
Time deposits	2,649,091	15,448	0.58%	1,796,669	15,971	0.89%	2,102,711	21,669	1.03%
Federal funds purchased and repurchase agreements	303,358	346	0.11%	177,888	141	0.08%	142,363	288	0.20%
Term debt	815,017	12,793	1.57%	252,546	9,248	3.66%	254,601	9,279	3.64%
Junior subordinated debentures	301,525	11,739	3.89%	189,237	7,737	4.09%	187,139	8,149	4.35%
Total interest-bearing liabilities	11,875,802	48,693	0.41%	7,392,348	37,881	0.51%	7,674,687	48,849	0.64%
Non-interest-bearing deposits	3,951,429			2,284,996			2,034,035
Other liabilities	204,009			101,261			89,374
Total liabilities	16,031,240			9,778,605			9,798,096
Common equity	3,137,858			1,729,083			1,701,403
Total liabilities and shareholders' equity	$19,169,098			$11,507,688			$11,499,499
NET INTEREST INCOME		$779,175			$409,544			$411,886
NET INTEREST SPREAD			4.61%			3.87%			3.85%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			5.02%			4.38%			4.49%
INTEREST EXPENSE TO EARNING ASSETS			0.30%			0.37%			0.47%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.73%			4.01%			4.02%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $5.3 million, $4.6 million, and $4.7 million for the years ended 2014, 2013, and 2012, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2014 as compared to 2013 and 2013 compared to 2012. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

(in thousands)	2014 compared to 2013			2013 compared to 2012
	Increase (decrease) in interest income			Increase (decrease) in interest income
	and expense due to changes in			and expense due to changes in
	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$2,631	$871	$3,502	$(1,417)	$(382)	$(1,799)
Loans and leases	324,701	37,386	362,087	36,066	(22,865)	13,201
Taxable securities	2,225	9,486	11,711	(15,148)	(9,615)	(24,763)
Non-taxable securities (1)	2,862	(647)	2,215	(640)	283	(357)
Temporary investments and interest bearing deposits	961	(33)	928	399	9	408
Total (1)	333,380	47,063	380,443	19,260	(32,570)	(13,310)
INTEREST-BEARING LIABILITIES:
Interest bearing demand	365	(393)	(28)	109	(1,112)	(1,003)
Money market	2,476	1,030	3,506	(339)	(3,368)	(3,707)
Savings	165	(60)	105	60	(29)	31
Time deposits	6,067	(6,590)	(523)	(2,931)	(2,768)	(5,699)
Repurchase agreements and federal funds	126	79	205	59	(206)	(147)
Term debt	11,232	(7,687)	3,545	(75)	44	(31)
Junior subordinated debentures	4,388	(386)	4,002	91	(503)	(412)
Total	24,819	(14,007)	10,812	(3,026)	(7,942)	(10,968)
Net increase (decrease) in net interest income (1)	$308,561	$61,070	$369,631	$22,286	$(24,628)	$(2,342)

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $40.2 million for 2014, as compared to $10.7 million for 2013, and $29.2 million for 2012.  As a percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for 2014 was 0.31%, an increase of 16 basis points from 2013 and a decrease of 29 basis points from 2012.

The increase in the provision for loan and lease losses in 2014 as compared to 2013 and 2012 is principally attributable to originations of new loans and leases by Sterling and FinPac lending teams. Net-charge offs for 2014 were $19.2 million compared to $19.3 million for 2013.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans.  Therefore, the non-accrual loans of $52.0 million as of December 31, 2014 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

NON-INTEREST INCOME

Non-interest income for the 2014 was $179.3 million, an increase of $57.9 million, or 47.6%, as compared to the same period in 2013. Non-interest income for 2013 was $121.4 million, a decrease of $15.4 million, or 11.2%, as compared to 2012. The following table presents the key components of non-interest income for years ended December 31, 2014, 2013 and 2012:

Non-Interest Income
Years Ended December 31,

(in thousands)	2014 compared to 2013				2013 compared to 2012
			Change	Change			Change	Change
	2014	2013	Amount	Percent	2013	2012	Amount	Percent
Service charges on deposit accounts	$54,700	$30,952	$23,748	77%	$30,952	$28,299	$2,653	9%
Brokerage commissions and fees	18,133	14,736	3,397	23%	14,736	12,967	1,769	14%
Residential mortgage banking revenue, net	77,265	78,885	(1,620)	(2)%	78,885	84,216	(5,331)	(6)%
Gain on investment securities, net	2,904	209	2,695	nm	209	3,868	(3,659)	(95)%
Gain on sale of loans	15,113	2,744	12,369	18%	2,744	—	2,744	nm
Loss on junior subordinated debentures carried at fair value	(5,090)	(2,197)	(2,893)	132%	(2,197)	(2,203)	6	0%
Change in FDIC indemnification asset	(15,151)	(25,549)	10,398	(41)%	(25,549)	(15,234)	(10,315)	68%
BOLI income	6,835	3,035	3,800	125%	3,035	2,708	327	12%
Other income	24,583	18,626	5,957	86%	18,626	22,208	(3,582)	(4)%
Total	$179,292	$121,441	$57,851	48%	$121,441	$136,829	$(15,388)	(11)%
nm = not meaningful

The overall increase in non-interest income is primarily the result of the merger with Sterling in April 2014. The increase in deposit service charges in 2014 compared to 2013 is primarily the result of the additional deposits brought on from Sterling. The increase in deposit service charges in 2013 compared to 2012 is the result of the acquisition of Circle Bank in the fourth quarter of 2012.

Brokerage commissions and fees in 2014 increased due to the increase in managed account fees and new balances at Umpqua Investments. In 2014, assets under management at Umpqua Investments increased to $2.77 billion as compared to $2.60 billion at December 31, 2013. Brokerage commissions and fees in 2013 increased due to the increase in managed account fees at Umpqua Investments. In 2013, assets under management at Umpqua Investments increased to $2.60 billion as compared to $2.28 billion at December 31, 2012.
Residential mortgage banking revenue for the year ended December 31, 2014 decreased due to lower gain on sale margins, and losses related to the change in fair value of MSR were higher in 2014 as compared to 2013. Closed mortgage volume for sale for 2014 was $2.1 billion, representing a 34% increase compared to 2013 production of $1.6 billion. The gain on sale margin was 3.40% compared to 4.13% for 2013. Higher prepayment speeds associated with the decline in mortgage interest rates compared to the same period of the prior year has contributed to a $16.6 million decline in fair value on the MSR asset in 2014, compared to a $2.4 million increase in fair value recognized in 2013. As of December 31, 2014, the Company serviced $11.6 billion of mortgage loans for others, and the related mortgage servicing right asset is valued at $117.3 million, or 1.01% of the total serviced portfolio principal balance.

In connection with the sale of investment securities, we recognized a gain on sale of $2.9 million in 2014, compared to $209,000 for 2013 and $3.9 million for 2012. During 2014, the Company sold investment securities to fund loan growth as well as to reduce the price risk of the portfolio if interest rates were to increase significantly.
A loss of $5.1 million was recognized in 2014, compared to a loss of $2.2 million recognized in 2013, and 2012 respectively, which represents the change of fair value on the junior subordinated debentures recorded at fair value. The increase in the loss during 2014 was the result of the fair value election on the junior subordinated debentures assumed in the Sterling merger, which the Company elected to account for at fair value on a recurring basis.

The change in FDIC indemnification asset represents a change in cash flows expected to be recoverable under the loss-share agreements entered into with the FDIC in connection with FDIC-assisted acquisitions.

BOLI income increased to $6.8 million in 2014. The increase in 2014 as compared to 2013 and 2012 relates to the additional BOLI acquired in the Sterling merger.
Other income in 2014 compared to 2013 increased due to $15.1 million gain on loan sales, including portfolio and SBA loan sales. Other income in 2013 as compared to 2012 decreased primarily due to a $2.8 million reduction in debt capital market revenue from $9.9 million in 2012 to $7.1 million in 2013, partially offset by income from FinPac operations of $1.1 million.

NON-INTEREST EXPENSE

Non-interest expense for 2014 was $684.1 million, an increase of $319.4 million, or 87.6%, as compared to 2013. Non-interest expense for 2013 was $364.7 million, an increase of $5.0 million, or 1%, as compared to 2012.  The following table presents the key elements of non-interest expense for the years ended December 31, 2014, 2013 and 2012.

Non-Interest Expense
Years Ended December 31,

(in thousands)	2014 compared to 2013				2013 compared to 2012
			Change	Change			Change	Change
	2014	2013	Amount	Percent	2013	2012	Amount	Percent
Salaries and employee benefits	$355,379	$209,991	$145,388	69%	$209,991	$200,946	$9,045	5%
Net occupancy and equipment	111,263	62,067	49,196	79%	62,067	55,081	6,986	13%
Communications	14,728	11,974	2,754	23%	11,974	11,573	401	3%
Marketing	9,504	6,062	3,442	57%	6,062	5,064	998	20%
Services	49,086	25,483	23,603	93%	25,483	25,823	(340)	(1)%
FDIC assessments	10,998	6,954	4,044	58%	6,954	7,308	(354)	(5)%
Net loss on other real estate owned	4,116	1,248	2,868	230%	1,248	12,655	(11,407)	(90)%
Intangible amortization	10,207	4,781	5,426	113%	4,781	4,816	(35)	(1)%
Merger related expenses	82,317	8,836	73,481	832%	8,836	2,338	6,498	278%
Other expenses	36,465	27,265	9,200	34%	27,265	34,048	(6,783)	(20)%
Total	$684,063	$364,661	$319,402	88%	$364,661	$359,652	$5,009	1%
Salaries and employee benefits costs increased $145.4 million as compared to the same period prior year primarily as a result of an increase of full-time equivalent employees primarily from the merger with Sterling. The increase from 2012 to 2013 related to the increase in full-time equivalent employees primarily from the Circle and FinPac acquisitions.
Net occupancy and equipment expense increased in 2014 as compared to the prior year due to the Sterling merger adding additional stores, partially offset by store consolidations that occurred in the second half of 2014. The increase for 2013 as compared to 2012 was a result of the addition of 4 stores, full phase in of the six locations from the Circle acquisition, and $857,000 in occupancy and equipment expense related to FinPac subsequent to acquisition.
Communications costs increased in 2014 compared to 2013, and in 2013 compared to 2012, primarily due to increased data processing cost as a result of the Company's continued growth and expansion. Marketing expense increased in 2014 compared to 2013 and 2012 due to costs associated with branding initiatives. Services expense increased in 2014 compared to 2013 due to increased costs of services due to the growth of the Bank as a result of the Sterling merger.
FDIC assessments increased in 2014 compared to 2013 due to the increase in the assets as a result of the Sterling merger. In 2013 compared to 2012, the decrease was a result of the adoption by the FDIC of a final rule that changed the assessment rate and the assessment base (from a domestic deposit base to a scorecard based assessment system for banks with more than $10 billion in assets) effective in the second quarter of 2011, resulting in a lower assessment rate and base and decreased assessment to the Company.

In the year ended December 31, 2014, the Company recognized a net loss (which includes loss on sale and valuation adjustments) on OREO properties of $4.1 million, as compared to a net loss on OREO properties of $1.2 million and $12.7 million in the years ended December 31, 2013 and 2012, respectively. The increase in 2014 is primarily due a depressed valuation of a single OREO property in the fourth quarter of 2014. The decrease in 2013 is primarily the result of improving real estate values, allowing for better realization of market values of existing OREO properties.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. The merger-related expenses incurred in 2012 relate to the acquisition of Circle; in 2013, primarily relate to the acquisition of FinPac and the merger with Sterling; and in 2014, primarily relate to the merger with Sterling.
Merger-Related Expense
Years Ended December 31,

(in thousands)
	2014	2013	2012
Personnel	$18,837	$225	$889
Legal and professional	22,276	5,648	551
Charitable contributions	10,000	28	—
Investment banking fees	9,573	2,042	—
Contract termination	10,378	66	593
Communication	2,522	49	64
Other	8,731	778	241
Total merger-related expense	$82,317	$8,836	$2,338

Other non-interest expense increased in 2014 as compared to 2013 due to increased costs of the additional stores and associates added from the Sterling merger. Other non-interest expense decreased in 2013 as compared to 2012 as a result of as a result of a decrease in loan and OREO workout related costs, partially offset by an increase due to FinPac operations and an FDIC loss sharing claw back liability expense recorded due to better than expected performance of the Evergreen Bank FDIC assisted acquisition.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for 2014 was 35.5%, compared to 34.9% for 2013 and 34.4% for 2012. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 4.9% (net of the federal tax benefit) principally because of the relative amount of income we earn in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, nondeductible merger expenses and tax credits arising from low income housing investments.

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
Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $10.0 million at December 31, 2014, as compared to $6.0 million at December 31, 2013. This increase is principally attributable to trading securities acquired in the Sterling merger.

Investment securities available for sale were $2.3 billion as of December 31, 2014 compared to $1.8 billion at December 31, 2013.  The increase is due to investment securities acquired in the Sterling merger of $1.4 billion, purchases of $363.1 million of investment securities available for sale, and an increase in fair value of investments securities available for sale of $31.2 million, offset by paydowns of $1.2 billion and amortization of net purchase price premiums of $20.8 million.

Investment securities held to maturity were $5.2 million as of December 31, 2014 as compared to holdings of $5.6 million at December 31, 2013. The change primarily relates paydowns and maturities of investment securities held to maturity of $741,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of December 31 for each of the last three years:

Summary of Investment Securities

(dollars in thousands)	December 31,
	2014	2013	2012
AVAILABLE FOR SALE
U.S. Treasury and agencies	$229	$268	$45,820
Obligations of states and political subdivisions	338,404	235,205	263,725
Residential mortgage-backed securities and collateralized mortgage obligations	1,957,852	1,553,541	2,313,376
Other debt securities	—	—	222
Investments in mutual funds and other equity securities	2,070	1,964	2,086
	$2,298,555	$1,790,978	$2,625,229

HELD TO MATURITY
Obligations of states and political subdivisions	$—	$—	$595
Residential mortgage-backed securities and collateralized mortgage obligations	5,088	5,563	3,946
Other investment securities	123	$—	$—
	$5,211	$5,563	$4,541

The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2014.
Investment Securities Composition*
December 31, 2014

(dollars in thousands)	Amortized	Fair	Average
	Cost	Value	Yield
U.S. TREASURY AND AGENCIES
One year or less	$—	$—	—%
One to five years	213	229	3.68%
	213	229	3.68%

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
One year or less	27,855	28,203	5.80%
One to five years	215,987	225,923	5.65%
Five to ten years	65,818	68,051	4.60%
Over ten years	15,529	16,227	5.45%
	325,189	338,404	5.44%

OTHER DEBT SECURITIES
Serial maturities	1,956,602	1,963,283	2.23%

Other investment securities	2,139	2,193	2.21%
Total securities	$2,284,143	$2,304,109	2.70%
*Weighted average yields are stated on a federal tax-equivalent basis of 35%. Weighted average yields for available for sale investments have been calculated on an amortized cost basis.

The mortgage-related securities in "Serial maturities" in the table above include both pooled mortgage-backed issues and high-quality collaterized mortgage obligation structures, with an average duration of 4.0 years. These mortgage-related securities provide yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile due to refinancing of the underlying mortgage loans.

The equity security in "Other investment securities" in the table above at December 31, 2014 principally represents an investment in a Community Reinvestment Act investment fund comprised largely of mortgage-backed securities, although funds may also invest in municipal bonds, certificates of deposit, repurchase agreements, or securities issued by other investment companies.
We review investment securities on an ongoing basis for the presence of other-than-temporary impairment ("OTTI") or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.

Gross unrealized losses in the available for sale investment portfolio was $11.9 million at December 31, 2014.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $11.1 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $119.3 million at December 31, 2014 and $30.7 million at December 31, 2013.  The increase is attributable to Federal Home Loan Banks ("FHLB") of Seattle and San Francisco stock acquired from Sterling.  Of the $119.3 million at December 31, 2014, $117.9 million represent the Bank's investment in the FHLBs of Seattle and San Francisco.  FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

LOANS AND LEASES

Loans and Leases, net
Total loans and leases outstanding at December 31, 2014 were $15.3 billion, an increase of $7.6 billion as compared to year-end 2013. This increase is principally attributable to loans and leases of $7.1 billion acquired in the Sterling merger, net loan and lease originations of $937.7 million, partially offset by charge-offs of $30.2 million, transfers to other real estate owned of $24.9 million, and loans sold of $341.4 million during the period.

The following table presents the composition of the loan and lease portfolio, net of deferred fees and costs, as of December 31 for each of the last five years.

Loan and Lease Portfolio Composition
As of December 31,

(dollars in thousands)	2014		2013		2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial real estate, net	$8,903,660	58.1%	$4,630,155	59.9%	$4,582,768	63.9%	$4,308,889	66.0%	$4,487,644	69.6%
Commercial, net	2,948,823	19.2%	2,142,213	27.7%	1,757,660	24.5%	1,513,905	23.2%	1,333,145	20.7%
Residential, net	3,086,213	20.2%	903,423	11.7%	792,367	11.0%	655,055	10.1%	582,674	9.0%
Consumer & other, net	389,036	2.5%	52,375	0.7%	43,638	0.6%	47,020	0.7%	44,143	0.7%
Total loans and leases, net	$15,327,732	100.0%	$7,728,166	100.0%	$7,176,433	100.0%	$6,524,869	100.0%	$6,447,606	100.0%

Loan and Lease Concentrations
The following table presents the concentration distribution of our loan and lease portfolio by major type:

(dollars in thousands)	December 31, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,290,610	21.5%	$2,535,162	32.8%
Owner occupied term, net	2,633,864	17.2%	1,309,400	16.9%
Multifamily, net	2,638,618	17.2%	441,208	5.7%
Construction & development, net	258,722	1.7%	248,686	3.2%
Residential development, net	81,846	0.5%	95,699	1.2%
Commercial
Term, net	1,102,987	7.2%	786,564	10.2%
LOC & other, net	1,322,722	8.6%	994,058	12.9%
Leases and equipment finance, net	523,114	3.4%	361,591	4.7%
Residential
Mortgage, net	2,233,735	14.6%	619,517	8.0%
Home equity loans & lines, net	852,478	5.6%	283,906	3.7%
Consumer & other, net	389,036	2.5%	52,375	0.7%
Total, net of deferred fees and costs	$15,327,732	100.0%	$7,728,166	100.0%

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our loan portfolios and the sensitivity of these loans to changes in interest rates as of December 31, 2014:

(in thousands)					Loans Over One Year
	By Maturity				by Rate Sensitivity
	One Year	One Through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial real estate	$683,514	$2,428,605	$5,791,541	$8,903,660	$1,766,813	$6,453,333
Commercial (1)	$1,135,218	$744,491	$546,000	$2,425,709	$589,902	$700,589

(1)	Excludes the lease and equipment finance portfolio.

ASSET QUALITY AND NON-PERFORMING ASSETS

The following table summarizes our non-performing assets and restructured loans:

Non-Performing Assets
As of December 31,

(in thousands)	2014	2013	2012	2011	2010
Loans and leases on non-accrual status	$52,041	$31,891	$66,736	$80,562	$138,177
Loans and leases past due 90 days or more and accruing	7,512	3,430	4,232	10,821	7,071
Total non-performing loans and leases	59,553	35,321	70,968	91,383	145,248
Other real estate owned	37,942	23,935	27,512	53,666	62,654
Total non-performing assets	$97,495	$59,256	$98,480	$145,049	$207,902
Restructured loans (1)	$54,836	$68,791	$70,602	$80,563	$84,441
Allowance for loan and lease losses	$116,167	$95,085	$103,666	$107,288	$104,642
Reserve for unfunded commitments	3,539	1,436	1,223	940	818
Allowance for credit losses	$119,706	$96,521	$104,889	$108,228	$105,460
Asset quality ratios:
Non-performing assets to total assets	0.43%	0.51%	0.83%	1.25%	1.78%
Non-performing loans and leases to total loans and leases	0.39%	0.46%	0.99%	1.40%	2.25%
Allowance for loan and lease losses to total loans and leases	0.76%	1.23%	1.44%	1.64%	1.62%
Allowance for credit losses to total loans and leases	0.78%	1.25%	1.46%	1.66%	1.64%
Allowance for credit losses to total non-performing loans and leases	201%	273%	148%	118%	73%

(1)	Represents accruing restructured loans performing according to their restructured terms.

Non-performing loans and leases, which include non-accrual loans and leases and accruing loans and leases past due 90 days and over, totaled $59.6 million or 0.39% of total loans and leases as of December 31, 2014, as compared to $35.3 million, or 0.46% of total loans and leases, at December 31, 2013. Non-performing assets, which include non-performing loans and leases and OREO, totaled $97.5 million, or 0.43% of total assets as of December 31, 2014 compared with $59.3 million, or 0.51% of total assets as of December 31, 2013.  The increase in non-performing assets in 2014 is attributable to the increased size of the loan and lease portfolio, as the percentage of non-performing loans and leases as a percentage of total loans and leases has decreased from the prior periods.

Restructured Loans
At December 31, 2014 and December 31, 2013, impaired loans of $54.8 million and $68.8 million were classified as performing restructured loans, respectively.  The restructurings were granted in response to borrower financial difficulty, by providing modification of loan repayment terms. The performing restructured loans on accrual status represent principally the only impaired loans accruing interest at December 31, 2014.  In order for a restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. There were $1.0 million available commitments for troubled debt restructurings outstanding as of December 31, 2014 and none as of December 31, 2013.

The following table presents a distribution of our performing restructured loans by year of maturity, according to the restructured terms, as of December 31, 2014:

(in thousands)
Year	Amount
2015	$38,601
2016	11,683
2017	—
2018	3,937
2019	—
Thereafter	615
Total	$54,836

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for loan and lease losses ("ALLL") totaled $116.2 million at December 31, 2014, an increase of $21.1 million from the $95.1 million at December 31, 2013. The increase in the ALLL from the prior year-end is a result of loan and lease growth, partially offset by improving credit quality characteristics of the lease and loan portfolio.
The following table provides a summary of activity in the ALLL by major loan type for each of the five years ended December 31:
Allowance for Loan and Lease Losses

(in thousands)	2014	2013	2012	2011	2010
Balance, beginning of period	$95,085	$103,666	$107,288	$104,642	$107,657
Loans charged-off:
Commercial real estate, net	(8,030)	(9,748)	(25,270)	(39,188)	(73,469)
Commercial, net	(16,824)	(20,810)	(13,822)	(21,731)	(50,508)
Residential, net	(1,855)	(3,655)	(5,878)	(7,990)	(5,168)
Consumer & other, net	(3,469)	(1,285)	(2,158)	(2,828)	(2,061)
Total loans charged-off	(30,178)	(35,498)	(47,128)	(71,737)	(131,206)
Recoveries:
Commercial real estate, net	2,539	4,436	6,673	7,254	6,991
Commercial, net	6,744	10,445	6,089	3,860	1,581
Residential, net	462	569	999	381	334
Consumer & other, net	1,274	751	544	527	466
Total recoveries	11,019	16,201	14,305	12,022	9,372
Net charge-offs	(19,159)	(19,297)	(32,823)	(59,715)	(121,834)
Provision charged to operations	40,241	10,716	29,201	62,361	118,819
Balance, end of period	$116,167	$95,085	$103,666	$107,288	$104,642
As a percentage of average loans and leases:
Net charge-offs	0.15%	0.26%	0.49%	0.93%	1.88%
Provision for loan and lease losses	0.31%	0.15%	0.44%	0.97%	1.84%
Recoveries as a percentage of charge-offs	36.51%	45.64%	30.35%	16.76%	7.14%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the allowance for loan and lease losses, and acknowledges the inherent imprecision of all loss prediction models. At both December 31, 2014 and December 31, 2013, there was no unallocated allowance for loan and lease losses.
The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans and leases in each category to total loans and leases, net of deferred fees, as of December 31:

Allowance for Loan and Lease Losses Composition
As of December 31,

(dollars in thousands)	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate, net	$55,184	58.1%	$59,538	59.9%	$67,038	63.9%	$68,513	66.1%	$66,870	69.6%
Commercial, net	41,216	19.2%	27,028	27.7%	27,905	24.5%	24,449	23.2%	22,322	20.7%
Residential, net	15,922	20.2%	7,487	11.7%	7,729	11.0%	8,616	10.0%	5,982	9.0%
Consumer & other, net	3,845	2.5%	1,032	0.7%	994	0.6%	1,293	0.7%	827	0.7%
Unallocated	—		—		—		4,417		8,641
Allowance for loan and lease losses	$116,167		$95,085		$103,666		$107,288		$104,642

At December 31, 2014, the recorded investment in loans classified as impaired totaled $102.6 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.4 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2013, the total recorded investment in impaired loans was $100.8 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.8 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans at December 31, 2013.

The following table presents a summary of activity in the reserve for unfunded commitments ("RUC"):

Summary of Reserve for Unfunded Commitments Activity
Years Ended December 31,

(in thousands)	2014	2013	2012
Balance, beginning of period	$1,436	$1,223	$940
Net change to other expense	(1,863)	213	283
Acquired reserve	3,966	—	—
Balance, end of period	$3,539	$1,436	$1,223

We believe that the ALLL and RUC at December 31, 2014 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

RESIDENTIAL MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our residential mortgage servicing rights asset as of December 31, 2014, 2013, and 2012:

Summary of Residential Mortgage Servicing Rights

Years Ended December 31,

(in thousands)	2014	2013	2012
Balance, beginning of period	$47,765	$27,428	$18,184
Acquired/purchased MSR	62,770	—	—
Additions for new MSR capitalized	23,311	17,963	17,710
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(5,757)	5,688	(4,651)
Other(2)	(10,830)	(3,314)	(3,815)
Balance, end of period	$117,259	$47,765	$27,428

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of December 31, 2014, 2013, and 2012 was as follows:

(dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Balance of loans serviced for others	$11,590,310	$4,362,499	$3,162,080
MSR as a percentage of serviced loans	1.01%	1.09%	0.87%

Residential mortgage servicing rights are adjusted to fair value quarterly with the change recorded in residential mortgage banking revenue. The value of residential mortgage servicing rights is impacted by market rates for mortgage loans. Historically low market rates can cause prepayments to increase as a result of refinancing activity. To the extent loans are prepaid sooner than estimated at the time servicing assets are originally recorded, it is possible that certain residential mortgage servicing rights assets may decrease in value. Generally, the fair value of our residential mortgage servicing rights will increase as market rates for mortgage loans rise and decrease if market rates fall.

GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2014, we had goodwill of $1.8 billion, as compared to $764.3 million at December 31, 2013.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill increased in 2014 over 2013 as a result of the Sterling merger.

At December 31, 2013, we had recorded goodwill of $764.3 million, as compared to $668.2 million at December 31, 2012, with the increase due to the FinPac acquisition.
At December 31, 2014, we had other intangible assets of $56.7 million, as compared to $12.4 million at December 31, 2013.   As part of a business acquisition, a portion of the purchase price is allocated to the other value of intangible assets such as core deposits, which includes all deposits except certificates of deposit. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. Other intangible assets increased in 2014 over 2013 as a result of core deposit intangible recorded in connection with the Sterling merger. No impairment losses have been recognized in the periods presented.

DEPOSITS

Total deposits were $16.9 billion at December 31, 2014, an increase of $7.8 billion, or 85.3%, as compared to year-end 2013 due to deposits from the Sterling merger.

The following table presents the deposit balances by major category as of December 31, 2014 and December 31, 2013:

Deposits

(dollars in thousands)	December 31, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$4,744,804	28%	$2,436,477	26%
Interest bearing demand	2,054,994	12%	1,233,070	14%
Money market	6,113,138	36%	3,349,946	37%
Savings	971,185	6%	560,699	6%
Time, $100,000 or greater	1,765,721	10%	1,065,380	12%
Time, less than $100,000	1,242,257	8%	472,088	5%
Total	$16,892,099	100%	$9,117,660	100%

The following table presents the scheduled maturities of time deposits of $100,000 and greater as of December 31, 2014:
Maturities of Time Deposits of $100,000 and Greater

(in thousands)	Amount
Three months or less	$384,868
Over three months through six months	331,049
Over six months through twelve months	376,671
Over twelve months	673,133
Time, $100,000 and over	$1,765,721

The Company has brokered deposits, including Certificate of Deposit Account Registry Service ("CDARS") included in time and money market deposits. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. At December 31, 2014, the Company's brokered deposits, including CDARS, of $866.2 million compared to $580.4 million as of December 31, 2013. The increase is primarily due to brokered deposits from the Sterling merger.
BORROWINGS

At December 31, 2014, the Bank had outstanding $313.3 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Sterling securities sold under agreements to repurchase of $584.7 million were paid off at the merger date.

The Bank had outstanding term debt of $1.0 billion at December 31, 2014, primarily with the Federal Home Loan Bank ("FHLB"). Term debt outstanding as of December 31, 2014 increased $754.9 million since December 31, 2013 as a result of the Sterling merger adding $854.7 million, offset by maturity payoffs. Advances from the FHLB are secured by investment securities and loans secured by real estate. The FHLB advances have coupon interest rates ranging from 0.41% to 7.10% and mature in 2015 through 2030.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $350.9 million and $189.2 million at December 31, 2014 and December 31, 2013, respectively.  The increase is primarily due to the assumption of junior subordinated securities of $156.2 million from the Sterling merger.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represent 11.7% and 11.0% of total deposits at December 31, 2014 and at December 31, 2013, respectively. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $4.7 billion at December 31, 2014 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $698.8 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $455.0 million at December 31, 2014. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $250.5 million of dividends paid by the Bank to the Company in 2014.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures. As of December 31, 2014, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $352.4 million during 2014, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $2.3 billion, offset by originations of loans held for sale of $2.1 billion.  This compares to net cash provided by operating activities of $411.9 million during 2013, with the difference between cash provided by operating activities and net income largely consisting of originations of loans held for sale of $1.6 billion, offset by proceeds from the sale of loans held for sale of $1.9 billion.

Net cash of $249.0 million provided by investing activities during the 2014 consisted principally of proceeds from investment securities available for sale of $1.2 billion, proceeds from sale of loans and leases of $356.5 million, and net cash acquired of $116.9 million, partially offset by $937.7 million of net loan originations, $363.1 million of purchases of investment securities available for sale, net cash paid in divestiture of $127.6 million, and purchases of premises and equipment of $62.2 million.   This compares to net cash of $282.2 million provided by investing activities during 2013, which consisted principally of proceeds from investment securities available for sale of $803.9 million, proceeds from the sale of loans and leases of $60.3 million, and proceeds from the sale of other real estate owned of $26.5 million, partially offset by net loan and lease originations of $383.1 million, net cash paid in acquisition of $149.7 million, purchases of investment securities available for sale of $51.2 million, and purchases of premises and equipment of $34.0 million.

Net cash of $213.4 million provided by financing activities during 2014 primarily consisted of $905.4 million increase in net deposits, partially offset by $496.3 million decrease in securities sold under agreements to repurchase, dividends paid on common stock of $99.2 million, and repayment of debt of $97.0 million. This compares to net cash of $447.5 million used by financing activities during 2013, which consisted primarily of $261.2 million decrease in net deposits, repayment of term debt of $211.7 million, $50.8 million of dividends paid on common stock, and $9.4 million of common stock repurchased, partially offset by $87.8 million increase in net securities sold under agreements to repurchase.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2015, it is possible that our deposit balances for 2015 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

OFF-BALANCE-SHEET-ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 19 and 20 of the Notes to Consolidated Financial Statements in Item 8 below.
The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2014 and maturing as indicated:
Future Contractual Obligations
As of December 31, 2014:

(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits (1)	$15,700,465	$938,537	$211,675	$41,422	$16,892,099
Term debt	265,000	680,016	50,000	5,646	1,000,662
Junior subordinated debentures (2)	—	—	—	475,427	475,427
Operating leases	33,344	53,585	39,454	57,720	184,103
Other long-term liabilities (3)	3,631	7,398	8,124	57,910	77,063
Total contractual obligations	$16,002,440	$1,679,536	$309,253	$638,125	$18,629,354
(1) Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due in less than one year.
(2) Represents the issued amount of all junior subordinated debentures.
(3) Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information about employee benefit plans is provided in Note 18 of the Notes to Consolidated Financial Statements in Item 8 below.

The table above does not include interest payments or purchase accounting adjustments related to deposits, term debt or junior subordinated debentures.
As of December 31, 2014, the Company has a liability for unrecognized tax benefits in the amount of $3.1 million, which includes accrued interest of $399,000. As the Company is not able to estimate the period in which this liability will be paid in the future, this amount is not included in the future contractual obligations table above.
CONCENTRATIONS OF CREDIT RISK
Information regarding Concentrations of Credit Risk is included in Note 3, 5, and 19 of the Notes to Consolidated Financial Statements in Item 8 below.
CAPITAL RESOURCES

Shareholders' equity at December 31, 2014 was $3.8 billion, an increase of $2.1 billion from December 31, 2013. The increase in shareholders' equity during the year ended was principally due to shares issued in connection with the Sterling merger, net income of $147.5 million, comprehensive gain, net of tax, of $17.0 million offset by common stock dividends declared of $115.8 million.

The Federal Reserve Board has in place guidelines for risk-based capital requirements applicable to U.S. banks and bank/financial holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier 1 capital. Our consolidated Tier 1 capital, which consists of shareholders' equity and qualifying trust-preferred securities, less other comprehensive income, goodwill, other intangible assets, disallowed servicing assets and disallowed deferred tax assets, totaled $2.3 billion at December 31, 2014. Tier 2 capital components include all, or a portion of, the allowance for loan and lease losses and the portion of trust preferred securities in excess of Tier 1 statutory limits. The total of Tier 1 capital plus Tier 2 capital components is referred to as Total Risk-Based Capital, and was $2.4 billion at December 31, 2014. The percentage ratios, as calculated under the guidelines, were 14.44% and 15.20% for Tier 1 and Total Risk-Based Capital, respectively, at December 31, 2014. The Tier 1 and Total Risk-Based Capital ratios at December 31, 2013 were 13.56% and 14.66%, respectively.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders' equity and qualifying trust preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2014 and 2013 were 10.99% and 10.90%, respectively. As of December 31, 2014, the most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.
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

During the year ended December 31, 2014, the Company made no contributions to the Bank. At December 31, 2014, all three of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines.
During 2014, Umpqua's Board of Directors approved a cash dividend of $0.15 in each of the four quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy.
There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2014, 2013 and 2012:

Cash Dividends and Payout Ratios per Common Share

	2014	2013	2012
Dividend declared per common share	$0.60	$0.60	$0.34
Dividend payout ratio	76%	69%	38%

The Company's share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. In April 2013, the repurchase program was extended to run through June 2015. As of December 31, 2014, a total of 12.0 million shares remained available for repurchase. The Company repurchased no shares under the repurchase plan in 2014. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan. In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.
ITEM 7A. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk arises primarily from credit risk and interest rate risk inherent in our investment, lending and financing activities. To manage our credit risk, we rely on various controls, including our underwriting standards and loan policies, internal loan monitoring and periodic credit reviews as well as our allowance of loan and lease losses ("ALLL") methodology, all of which are administered by the Bank's Credit Quality Group or ALLL Committee. Additionally, the Company's Enterprise Risk and Credit Committee provides board oversight over the Company's loan portfolio risk management functions, the Company's Finance and Capital Committee provides board oversight over the Company's investment portfolio and hedging risk management functions, and the Bank's Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology.
Interest rate risk is the potential for loss resulting from adverse changes in the level of interest rates on the Company's net interest income. The absolute level and volatility of interest rates can have a significant impact on our profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates to achieve our overall financial objectives. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges. Net interest income and the fair value of financial instruments are greatly influenced by changes in the level of interest rates. We manage exposure to fluctuations in interest rates through policies that are established by the Asset/Liability Management Committee ("ALCO"). The ALCO meets monthly and has responsibility for developing asset/liability management policy, formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity. The Board of Directors' Finance and Capital Committee provides oversight of the asset/liability management process, reviews the results of the interest rate risk analyses prepared for the ALCO and approves the asset/liability policy on an annual basis.
We measure our interest rate risk position on at least a quarterly basis using three methods: (i) gap analysis, (ii) net interest income simulation; and (iii) economic value of equity (fair value of financial instruments) modeling. The results of these analyses are reviewed by ALCO and the Finance and Capital Committee quarterly. If hypothetical changes to interest rates cause changes to our simulated net interest income simulation or economic value of equity modeling outside of our pre-established internal limits, we may adjust the asset and liability size or mix in an effort to bring our interest rate risk exposure within our established limits.
Gap Analysis

A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match how the volume of interest sensitive assets and interest bearing liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Gap analysis measures interest rate sensitivity at a point in time as the difference between the estimated volumes of asset and liability cash flows or repricing characteristics across various time horizons: immediate to three months, four to twelve months, one to five years, over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The main focus of this interest rate management tool is the gap sensitivity identified as the cumulative one year gap. The table below sets forth interest sensitivity gaps for these different intervals as of December 31, 2014.

Interest Sensitivity Gap

(in thousands)	By Estimated Cash Flow or Repricing Interval
	0-3	4-12	1-5	Over 5	Non-Rate-
	Months	Months	Years	Years	Sensitive	Total
ASSETS
Interest bearing deposits	$1,322,214	$—	$—	$—	$—	$1,322,214
Temporary investments	502	—	—	—	—	502
Trading account assets	9,999	—	—	—	—	9,999
Securities held to maturity	2,155	174	214	5,655	(2,987)	5,211
Securities available for sale	162,564	404,324	1,156,329	478,838	96,500	2,298,555
Loans held for sale	274,176	69	—	—	12,557	286,802
Loans and leases	4,538,582	2,077,013	7,219,512	1,569,155	(76,530)	15,327,732
Non-interest earning assets	—	—	—	—	3,362,259	3,362,259
Total assets	6,310,192	2,481,580	8,376,055	2,053,648	3,391,799	$22,613,274

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$2,054,994	$—	$—	$—	$—	$2,054,994
Money market deposits	6,113,138	—	—	—	—	6,113,138
Savings deposits	971,185	—	—	—	—	971,185
Time deposits	631,332	1,215,403	1,127,410	33,833	—	3,007,978
Securities sold under agreements to repurchase	313,321	—	—	—	—	313,321
Term debt	40,009	225,029	730,171	5,453	5,733	1,006,395
Junior subordinated debentures, at fair value	379,390				(130,096)	249,294
Junior subordinated debentures, at amortized cost	85,572	—	—	10,465	5,539	101,576
Non-interest bearing liabilities and shareholders' equity	—	—	—	—	8,795,393	8,795,393
Total liabilities and shareholders' equity	10,588,941	1,440,432	1,857,581	49,751	8,676,569	22,613,274

Interest rate sensitivity gap	(4,278,749)	1,041,148	6,518,474	2,003,897	(5,284,770)
Cumulative interest rate sensitivity gap	$(4,278,749)	$(3,237,601)	$3,280,873	$5,284,770	$—
Cumulative gap as a % of earning assets	(22)%	(17)%	17%	27%

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
Management utilizes an interest rate simulation model to estimate the sensitivity of net interest income to changes in market interest rates. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. These estimates are based upon a number of assumptions for each scenario, including changes in the size or mix of the balance sheet, new volume rates for new balances, the rate of prepayments, and the correlation of pricing to changes in the interest rate environment. For example, for interest bearing deposit balances we may choose to reprice these balances more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Our primary analysis assumes a static balance sheet, both in terms of the total size and mix of our balance sheet, meaning cash flows from the maturity or repricing of assets and liabilities are redeployed in the same instrument at modeled rates. Additionally, our analysis assumes no lag in the change in the cost of funding sources relative to the change in market interest rates.
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
The estimated impact on our net interest income over a time horizon of one year as of December 31, 2014, 2013, and 2012 are indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the "up 200 basis points" scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet of December 31 for each respective year.
Interest Rate Simulation Impact on Net Interest Income
As of December 31,

	2014	2013	2012
Up 300 basis points	0.3%	0.8%	3.0%
Up 200 basis points	0.5%	0.8%	3.1%
Up 100 basis points	0.5%	0.6%	2.1%
Down 100 basis points	(2.4)%	(2.9)%	(3.2)%
Down 200 basis points	(5.2)%	(6.8)%	(5.6)%
Down 300 basis points	(7.3)%	(10.1)%	(7.9)%

Asset sensitivity indicates that in a rising interest rate environment the Company's net interest margin would increase and in decreasing interest rate environment a Company's net interest margin would decrease. Liability sensitivity indicates that in a rising interest rate environment a Company's net interest margin would decrease and in a decreasing interest rate environment a Company's net interest margin would increase. For all years presented, we were "asset-sensitive" meaning we expect our net interest income to increase as market rates increase. The relative level of asset sensitivity as of December 31, 2014 has decreased from the prior periods presented as a result of the changes in composition of the balance sheet. In the decreasing interest rate environments we show a decline in net interest income as interest bearing assets re-price lower and deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 300 basis points interest rate environments, we do not believe the down 200 and 300 basis point scenarios are plausible given the current level of interest rates.

Interest rate sensitivity in the first year of the net interest income simulation for increasing interest rate scenarios is negatively impacted by the cost of non-maturity deposit repricing immediately while interest earnings assets (primarily the loan and leases held for investment portfolio) reprice at a slower rate based upon the instrument level repricing characteristics (refer to the Interest Sensitivity Gap table above). As a result, interest sensitivity in increasing interest rates scenarios improves in subsequent years as these assets reprice. Management also prepares and reviews the longer term trends of the net interest income simulation to measure and monitor risk. This analysis assume the same rate shift over the first year of the scenario as described above, and holding steady thereafter. The estimated impact on our net interest income over the first and second year time horizons as it relates to our balance sheet as of December 31, 2014 is indicated in the table below.
Interest Rate Simulation Impact on Net Interest Income
As of December 31, 2014

	Year 1	Year 2
Up 300 basis points	0.3%	1.4%
Up 200 basis points	0.5%	1.5%
Up 100 basis points	0.5%	1.1%
Down 100 basis points	(2.4)%	(7.0)%
Down 200 basis points	(5.2)%	(15.5)%
Down 300 basis points	(7.3)%	(20.6)%

In general, we view the net interest income model results as more relevant to the Company's current operating profile (a going concern), and we primarily manage our balance sheet based on this information.
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
The table below illustrates the effects of various instantaneous market interest rate changes on the fair values of financial assets and liabilities (excluding mortgage servicing rights) as compared to the corresponding carrying values and fair values:
Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities
As of December 31,

	2014	2013
Up 300 basis points	(4.8)%	1.3%
Up 200 basis points	(2.2)%	1.1%
Up 100 basis points	(0.4)%	0.6%
Down 100 basis points	7.8%	0.4%
Down 200 basis points	7.1%	1.8%
Down 300 basis points	6.6%	3.5%

As of December 31, 2014, our economic value of equity model indicates a liability sensitive profile. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated economic value of equity. Our overall sensitivity to market interest rate changes as of December 31, 2014 has increased as compared to December 31, 2013. As of December 31, 2014, our estimated economic value of equity (fair value of financial assets and liabilities) exceeded our book value of equity. This result is primarily based on the value placed on the Company's significant amount of noninterest bearing and low cost interest bearing deposits and fixed rates or floors characteristics included in the Company's loan portfolio. While noninterest bearing deposits do not impact the net interest income simulation, the value of these deposits has a significant impact on the economic value of equity model, particularly when market rates are assumed to rise.

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

We have audited the accompanying consolidated balance sheets of Umpqua Holdings Corporation and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Umpqua Holdings Corporation and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Umpqua Holdings Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP
Portland, Oregon
February 23, 2015

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

(in thousands, except shares)
	December 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$282,455	$178,685
Interest bearing deposits	1,322,214	611,224
Temporary investments	502	514
Total cash and cash equivalents	1,605,171	790,423
Investment securities
Trading, at fair value	9,999	5,958
Available for sale, at fair value	2,298,555	1,790,978
Held to maturity, at amortized cost	5,211	5,563
Loans held for sale, at fair value	286,802	104,664
Loans and leases	15,327,732	7,728,166
Allowance for loan and lease losses	(116,167)	(95,085)
Net loans and leases	15,211,565	7,633,081
Restricted equity securities	119,334	30,685
Premises and equipment, net	317,834	177,680
Goodwill	1,786,225	764,305
Other intangible assets, net	56,733	12,378
Residential mortgage servicing rights, at fair value	117,259	47,765
Other real estate owned	37,942	23,935
FDIC indemnification asset	4,417	23,174
Bank owned life insurance	294,296	96,938
Deferred tax asset, net	229,520	16,627
Other assets	232,411	111,958
Total assets	$22,613,274	$11,636,112
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$4,744,804	$2,436,477
Interest bearing	12,147,295	6,681,183
Total deposits	16,892,099	9,117,660
Securities sold under agreements to repurchase	313,321	224,882
Term debt	1,006,395	251,494
Junior subordinated debentures, at fair value	249,294	87,274
Junior subordinated debentures, at amortized cost	101,576	101,899
Other liabilities	269,592	125,477
Total liabilities	18,832,277	9,908,686
COMMITMENTS AND CONTINGENCIES (NOTE 19)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 as of December 31, 2014 and 200,000,000 as of December 31, 2013; issued and outstanding: 220,161,120 in 2014 and 111,973,203 in 2013	3,519,316	1,514,485
Retained earnings	249,613	217,917
Accumulated other comprehensive income (loss)	12,068	(4,976)
Total shareholders' equity	3,780,997	1,727,426
Total liabilities and shareholders' equity	$22,613,274	$11,636,112

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except per share amounts)
	2014	2013	2012
INTEREST INCOME
Interest and fees on loans and leases	$763,803	$398,214	$386,812
Interest and dividends on investment securities:
Taxable	45,784	34,146	59,078
Exempt from federal income tax	10,345	8,898	9,184
Dividends	325	252	83
Interest on temporary investments and interest bearing deposits	2,264	1,336	928
Total interest income	822,521	442,846	456,085
INTEREST EXPENSE
Interest on deposits	23,815	20,755	31,133
Interest on securities sold under agreement to repurchase and federal funds purchased	346	141	288
Interest on term debt	12,793	9,248	9,279
Interest on junior subordinated debentures	11,739	7,737	8,149
Total interest expense	48,693	37,881	48,849
Net interest income	773,828	404,965	407,236
PROVISION FOR LOAN AND LEASE LOSSES	40,241	10,716	29,201
Net interest income after provision for loan and lease losses	733,587	394,249	378,035
NON-INTEREST INCOME
Service charges on deposit accounts	54,700	30,952	28,299
Brokerage commissions and fees	18,133	14,736	12,967
Residential mortgage banking revenue, net	77,265	78,885	84,216
Gain on investment securities, net	2,904	209	3,868
Gain on loan sales	15,113	2,744	—
Loss on junior subordinated debentures carried at fair value	(5,090)	(2,197)	(2,203)
Change in FDIC indemnification asset	(15,151)	(25,549)	(15,234)
BOLI income	6,835	3,035	2,708
Other income	24,583	18,626	22,208
Total non-interest income	179,292	121,441	136,829
NON-INTEREST EXPENSE
Salaries and employee benefits	355,379	209,991	200,946
Net occupancy and equipment	111,263	62,067	55,081
Communications	14,728	11,974	11,573
Marketing	9,504	6,062	5,064
Services	49,086	25,483	25,823
FDIC assessments	10,998	6,954	7,308
Net loss on other real estate owned	4,116	1,248	12,655
Intangible amortization	10,207	4,781	4,816
Merger related expenses	82,317	8,836	2,338
Other expenses	36,465	27,265	34,048
Total non-interest expense	684,063	364,661	359,652
Income before provision for income taxes	228,816	151,029	155,212
Provision for income taxes	81,296	52,668	53,321
Net income	$147,520	$98,361	$101,891

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except per share amounts)
	2014	2013	2012
Net income	$147,520	$98,361	$101,891
Dividends and undistributed earnings allocated to participating securities	484	788	682
Net earnings available to common shareholders	$147,036	$97,573	$101,209
Earnings per common share:
Basic	$0.79	$0.87	$0.90
Diluted	$0.78	$0.87	$0.90
Weighted average number of common shares outstanding:
Basic	186,550	111,938	111,935
Diluted	187,544	112,176	112,151

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	2014	2013	2012
Net income	$147,520	$98,361	$101,891
Available for sale securities:
Unrealized gains (losses) arising during the period	31,215	(48,755)	(12,004)
Reclassification adjustment for net gains realized in earnings (net of tax expense $1,162, $84, and $1,609 in 2014, 2013, and 2012, respectively)	(1,742)	(125)	(2,414)
Income tax (expense) benefit related to unrealized gains (losses)	(12,486)	19,502	4,802
Net change in unrealized gains (losses)	16,987	(29,378)	(9,616)
Held to maturity securities:
Reclassification adjustment for impairments realized in net income (net of tax benefit of $42 in 2012)	—	—	62
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $37, $37, and $84 in 2014, 2013, and 2012, respectively)	57	56	126
Net change in unrealized losses related to factors other than credit	57	56	188
Other comprehensive income (loss), net of tax	17,044	(29,322)	(9,428)
Comprehensive income	$164,564	$69,039	$92,463

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except shares)				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2012	112,164,891	$1,514,913	$123,726	$33,774	$1,672,413
Net income			101,891		101,891
Other comprehensive loss, net of tax				(9,428)	(9,428)
Stock-based compensation		4,041			4,041
Stock repurchased and retired	(596,000)	(7,436)			(7,436)
Issuances of common stock under stock plans
and related net tax deficiencies	321,068	882			882
Cash dividends on common stock ($0.34 per share)			(38,324)		(38,324)
Balance at December 31, 2012	111,889,959	$1,512,400	$187,293	$24,346	$1,724,039

BALANCE AT JANUARY 1, 2013	111,889,959	$1,512,400	$187,293	$24,346	$1,724,039
Net income			98,361		98,361
Other comprehensive loss, net of tax				(29,322)	(29,322)
Stock-based compensation		5,017			5,017
Stock repurchased and retired	(584,677)	(9,360)			(9,360)
Issuances of common stock under stock plans
and related net tax benefit	667,921	6,428			6,428
Cash dividends on common stock ($0.60 per share)			(67,737)		(67,737)
Balance at December 31, 2013	111,973,203	$1,514,485	$217,917	$(4,976)	$1,727,426

BALANCE AT JANUARY 1, 2014	111,973,203	$1,514,485	$217,917	$(4,976)	$1,727,426
Net income			147,520		147,520
Other comprehensive income, net of tax				17,044	17,044
Stock issued in connection with merger (1)	104,385,087	1,989,030			1,989,030
Stock-based compensation		15,292			15,292
Stock repurchased and retired	(403,828)	(7,183)			(7,183)
Issuances of common stock under stock plans
and related net tax benefit (2)	4,206,658	7,692			7,692
Cash dividends on common stock ($0.60 per share)			(115,824)		(115,824)
Balance at December 31, 2014	220,161,120	$3,519,316	$249,613	$12,068	$3,780,997

(1) The amount of common stock issued in connection with the merger is net of $784,000 of issuance costs.
(2) The shares issued include 2,889,996 warrants exercised.

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,520	$98,361	$101,891
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	80,126	7,748	6,421
Amortization of investment premiums, net	20,822	32,663	45,082
Gain on sale of investment securities, net	(2,904)	(209)	(4,023)
Other-than-temporary impairment on investment securities held to maturity	—	—	155
(Gain) loss on sale of other real estate owned	(127)	(912)	1,113
Valuation adjustment on other real estate owned	3,728	2,160	11,542
Provision for loan and lease losses	40,241	10,716	29,201
Change in cash surrender value of bank owned life insurance	(9,713)	(4,280)	(3,145)
Change in FDIC indemnification asset	15,151	25,549	15,234
Depreciation, amortization and accretion	33,873	18,267	16,040
Increase in residential mortgage servicing rights	(23,311)	(17,963)	(17,710)
Change in residential mortgage servicing rights carried at fair value	16,587	(2,374)	8,466
Change in junior subordinated debentures carried at fair value	5,849	2,193	2,175
Stock-based compensation	15,292	5,017	4,041
Net decrease (increase) in trading account assets	452	(2,211)	(1,438)
Gain on sale of loans	(93,294)	(65,644)	(91,945)
Change in loans held for sale carried at fair value	(9,688)	14,503	(13,965)
Origination of loans held for sale	(2,146,829)	(1,599,683)	(1,987,262)
Proceeds from sales of loans held for sale	2,267,471	1,863,548	1,875,138
Excess tax benefits from the exercise of stock options	(1,626)	(65)	(52)
Change in other assets and liabilities:
Net (increase) decrease in other assets	(45,874)	32,129	5,401
Net increase (decrease) in other liabilities	38,632	(7,589)	22,255
Net cash provided by operating activities	352,378	411,924	24,615
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(363,064)	(51,191)	(994,574)
Purchases of investment securities held to maturity	—	(2,126)	(931)
Proceeds from investment securities available for sale	1,238,676	803,866	1,481,600
Proceeds from investment securities held to maturity	741	1,353	1,304
Redemption of restricted equity securities	5,615	2,758	1,629
Net loan and lease originations	(937,739)	(383,072)	(472,581)
Proceeds from sales of loans	356,464	60,298	14,242
Proceeds from insurance settlement on loss of property	—	575	1,425
Proceeds from fee on termination of merger transaction	—	—	1,600
Proceeds from disposals of furniture and equipment	4,135	410	2,029
Proceeds from bank owned life insurance	3,723	1,173	1,870
Purchases of premises and equipment	(62,167)	(33,995)	(22,817)
Net change in proceeds from FDIC indemnification asset	(2,667)	5,332	29,478
Proceeds from sales of other real estate owned	15,931	26,522	39,787
Net cash paid in divestiture	(127,557)	—	—
Net cash acquired (paid) in acquisition, net of consideration paid	116,867	(149,658)	39,328
Net cash provided by investing activities	248,958	282,245	123,389

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (Continued) For the Years Ended December 31, 2014, 2013 and 2012 (in thousands)

	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit liabilities	905,396	(261,184)	(107,445)
Net (decrease) increase in securities sold under agreements to repurchase	(496,307)	87,807	12,470
Repayment of term debt	(97,003)	(211,727)	(55,404)
Repayment of junior subordinated debentures	—	(8,764)	—
Dividends paid on common stock	(99,233)	(50,768)	(46,201)
Excess tax benefits from stock based compensation	1,626	65	52
Proceeds from stock options exercised	6,116	6,398	981
Repurchases and retirement of common stock	(7,183)	(9,360)	(7,436)
Net cash provided (used) by financing activities	213,412	(447,533)	(202,983)
Net increase (decrease) in cash and cash equivalents	814,748	246,636	(54,979)
Cash and cash equivalents, beginning of period	790,423	543,787	598,766
Cash and cash equivalents, end of period	$1,605,171	$790,423	$543,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$55,235	$40,826	$52,198
Income taxes	$7,098	$41,993	$44,350
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized losses on investment securities available for sale, net of taxes	$16,987	$(29,378)	$(9,616)
Change in unrealized losses on investment securities held to maturity
related to factors other than credit, net of taxes	$57	$56	$188
Cash dividend declared on common stock and payable after period-end	$33,109	$16,936	$—
Transfer of loans to other real estate owned	$24,873	$24,193	$24,686
Transfer from FDIC indemnification asset to due from FDIC and other	$3,606	$4,075	$23,057
Acquisitions:
Assets acquired	$9,877,572	$376,071	$317,751
Liabilities assumed	$8,767,025	$219,961	$317,751
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Nature of Operations-Umpqua Holdings Corporation (the "Company") is a financial holding company with headquarters in Portland, Oregon, that is engaged primarily in the business of commercial and retail banking and the delivery of retail brokerage services. The Company provides a wide range of banking, wealth management, mortgage and other financial services to corporate, institutional and individual customers through its wholly-owned banking subsidiary Umpqua Bank (the "Bank"). The Company engages in the retail brokerage business through its wholly-owned subsidiary Umpqua Investments, Inc. ("Umpqua Investments"). The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company. The Company and its subsidiaries are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.
Basis of Financial Statement Presentation-The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, the valuation of mortgage servicing rights, the fair value of junior subordinated debentures, and the valuation of goodwill and other intangible assets.
Consolidation-The accompanying consolidated financial statements include the accounts of the Company, the Bank and Umpqua Investments. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2014, the Company had 25 wholly-owned trusts ("Trusts") that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company's consolidated balance sheet as junior subordinated debentures.
Subsequent events-The Company has evaluated events and transactions subsequent to December 31, 2014 for potential recognition or disclosure.
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

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment ("OTTI") or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.  For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income ("OCI"). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows.  The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings.  If there is an indication of additional credit losses the security is re-evaluated.
Loans Held for Sale-The Company has elected to account for loans held for sale, which is comprised of residential mortgage loans, at fair value. Fair value is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding and changes in the fair value of related servicing asset, resulting in revaluation adjustments to the recorded fair value. The inputs used in the fair value measurements are considered Level 2 inputs. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in the fair value of derivative instruments that are used as economic hedges to loans held for sale. Loan origination fees and direct origination costs are recognized immediately in net income in accordance with the fair value option accounting requirements. Interest income on loans held for sale is included in interest income in the Consolidated Statements of Income and recognized when earned. Loans held for sale are placed on nonaccrual in a manner consistent with loans.
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
Purchased impaired loans are aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The risk characteristics used to aggregate the purchased impaired loans into different pools include risk rating, underlying collateral, type of interest rate (fixed or adjustable), types of amortization, loan purpose, and other similar factors. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, or assets are received in full satisfaction of the loan, and will be removed from the pool at its carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized in income immediately as interest income on loans and would not affect the effective yield used to recognize the accretable yield on the remaining pool.  If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate.
The cash flows expected to be received over the life of the pool were estimated by management. These cash flows were input into a loan accounting system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speed assumptions will be periodically reassessed and updated within the accounting system to update our expectation of future cash flows. The excess of the cash flows expected to be collected over a pool's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield are disclosed quarterly.
The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses. The purchased impaired loans acquired are and will continue to be subject to the Company's internal and external credit review and monitoring.

The purchased impaired loan portfolio also includes revolving lines of credit with funded and unfunded commitments. Balances outstanding at the time of acquisition are accounted for as purchased impaired. Any additional advances on these loans subsequent to the acquisition date are not accounted for as purchased impaired.
Based on the characteristics of loans acquired in a Federal Deposit Insurance Corporation ("FDIC") assisted transaction and the impact of associated loss-sharing arrangements, the Company determined that it was appropriate to apply the expected cash flows approach described above to all loans acquired in such transactions.  Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as "covered loans." Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC.

For purchased non-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans.

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
Loans are classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the original loan agreement. The carrying value of impaired loans is based on the present value of expected future cash flows (discounted at each loan's effective interest rate), estimated note sale price, or, for collateral dependent loans, at fair value of the collateral, less selling costs. If the measurement of each impaired loans' value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses.  This can be accomplished by charging off the impaired portion of the loan or establishing a specific component to be provided for in the allowance for loan and lease losses.
FDIC Indemnification Asset-The Company accounts for amounts receivable under the loss-share agreement as an indemnification asset. The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into non-interest income over the life of the FDIC indemnification asset.

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
Income Recognition on Non-Accrual and Impaired Loans- Loans, including impaired loans, are classified as non-accrual if the collection of principal and interest is doubtful. Generally, this occurs when a loan is past due as to maturity or payment of principal or interest by 90 days or more, unless such loans are well-secured and in the process of collection. Generally, if a loan or portion thereof is partially charged-off, the loan is considered impaired and classified as non-accrual. Loans that are less than 90 days past due may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.
Generally, when a loan is classified as non-accrual, all uncollected accrued interest is reversed to interest income and the accrual of interest income is terminated. Generally, any cash payments are applied as a reduction of principal outstanding. In cases where the future collectability of the principal balance in full is expected, interest income may be recognized on a cash basis. A loan may be restored to accrual status when the borrower's financial condition improves so that full collection of future contractual payments is considered likely. For those loans placed on non-accrual status due to payment delinquency, return to accrual status will generally not occur until the borrower demonstrates repayment ability over a period of not less than six months.

Loans and leases are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms. All loans determined to be impaired are individually assessed for impairment except for homogeneous loans which are collectively evaluated for impairment. The specific factors considered in determining that a loan is impaired include borrower financial capacity, current economic, business and market conditions, collection efforts, collateral position and other factors deemed relevant. Generally, impaired loans are placed on non-accrual status and all cash receipts are applied to the principal balance.  Continuation of accrual status and recognition of interest income on impaired loans is generally limited to performing restructured loans.

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

The decision to classify a loan as impaired is made by the Bank's Allowance for Loan and Lease Losses ("ALLL") Committee. The ALLL Committee meets regularly to review the status of all problem and potential problem loans. If the ALLL Committee concludes a loan is impaired but recovery of principal and interest is expected, an impaired loan may remain on accrual status.

Allowance for Loan and Lease Losses- The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process. The Company's risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. The Bank has a management ALLL Committee, which is responsible for, among other things, regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews and approves loans and leases recommended for impaired status. The ALLL Committee also approves removing loans and leases from impaired status. The Bank's Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis. Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan and lease losses provided for that group of loans and leases with similar risk rating.
Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designated loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will more than likely not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows or estimated note sale price, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize this impairment reserve as a specific component to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral dependent loans if it is determined that such amount represents a confirmed loss. The combination of the risk rating-based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan and lease losses.
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

Management believes that the ALLL was adequate as of December 31, 2014. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.
Reserve for Unfunded Commitments-A reserve for unfunded commitments ("RUC") is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Bank's commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for loan and lease losses. Provisions for unfunded commitment losses are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets.
Loan Fees and Direct Loan Origination Costs-Loans held for investment origination and commitment fees and direct loan origination costs are deferred and recognized as an adjustment to the yield over the life of the portfolio loans.
Restricted Equity Securities-Restricted equity securities were $119.3 million and $30.7 million at December 31, 2014 and 2013, respectively. Federal Home Loan Bank stock amounted to $117.9 million and $29.4 million of the total restricted securities as of December 31, 2014 and 2013, respectively. Federal Home Loan Bank stock represents the Bank's investment in the Federal Home Loan Banks of Seattle and San Francisco ("FHLB") stock and is carried at par value, which reasonably approximates its fair value. Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management's determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.
As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2014, the Bank's minimum required investment in FHLB stock was $56.1 million. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB. The remaining restricted equity securities balance primarily represents an investment in Pacific Coast Bankers' Bancshares stock.
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
Management reviews long-lived assets any time that a change in circumstance indicates that the carrying amount of these assets may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of the asset to the forecasted undiscounted cash flows of the operation associated with the asset. If the evaluation of the forecasted cash flows indicates that the carrying value of the asset is not recoverable, the asset is written down to fair value.
Goodwill and Other Intangibles-Intangible assets are comprised of goodwill and other intangibles acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment. Amortization of intangible assets is included in non-interest expense in the Consolidated Statements of Income.
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
On at least an annual basis, we assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  The quantitative impairment test involves a two-step process. The first step compares the fair value of a reporting unit to its carrying value. If the reporting unit's fair value is less than its carrying value, the Company would be required to proceed to the second step. In the second step the Company calculates the implied fair value of the reporting unit's goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the reporting unit is allocated to all of the reporting unit's assets and liabilities, including any unrecognized identifiable intangible assets, as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment. No assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. Any excess of the estimated purchase price over the fair value of the reporting unit's net assets represents the implied fair value of goodwill. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss would be recognized as a charge to earnings in an amount equal to that excess.

Residential Mortgage Servicing Rights ("MSR")- The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company measures its residential mortgage servicing assets at fair value and reports changes in fair value through earnings. Fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, are each separately reported. Under the fair value method, the MSR is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption residential mortgage banking revenue in the period in which the change occurs.
Retained MSR are measured at fair value as of the date of sale. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available.
The expected life of the loan can vary from management's estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management's estimates would negatively impact the recorded value of the residential mortgage servicing rights. The value of the residential mortgage servicing rights is also dependent upon the discount rate used in the model, which we base on current market rates. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of residential mortgage servicing rights.
SBA/USDA Loans Sales, Servicing, and Commercial Servicing Asset-The Bank, on a limited basis, sells or transfers loans, including the guaranteed portion of Small Business Administration ("SBA") and Department of Agriculture ("USDA") loans (with servicing retained) for cash proceeds equal to the principal amount of loans, as adjusted to yield interest to the investor based upon the current market rates. The Bank records a servicing asset when it sells a loan and retains the servicing rights. The servicing asset is recorded at fair value upon sale, and the fair value is estimated by discounting estimated net future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. Subsequent to initial recognition, the servicing rights are carried at the lower of amortized cost or fair market value, and are amortized in proportion to, and over the period of, the estimated net servicing income.
For purposes of evaluating and measuring impairment, the fair value of Commercial and SBA servicing rights are measured using a discounted estimated net future cash flow model as described above.  Any impairment is measured as the amount by which the carrying value of servicing rights for an interest rate-stratum exceeds its fair value. No impairment charges were recorded for the years ended December 31, 2014, 2013 and 2012, related to these servicing assets.
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
Other Real Estate Owned- Other real estate owned ("OREO") represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at fair value less costs to sell the property, which becomes the property's new basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Subsequent valuation adjustments are recognized within net loss on OREO. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expense in the Consolidated Statements of Income.

In some instances, the Bank may make loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution to determine if it meets the criteria to recognize the sale for accounting purposes. Any gains related to sales of other real estate owned may be deferred until the buyer has a sufficient initial and continuing investment in the property.
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
Derivatives-The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. The commitments to originate mortgage loans held for sale and the related forward delivery contracts are considered derivatives. The Bank also executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. The Company considers all free-standing derivatives as economic hedges and recognizes these derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to current earnings. None of the Company's derivatives are designated as hedging instruments.
The fair value of the derivative residential mortgage loan commitments is estimated using the net present value of expected future cash flows. Assumptions used include pull-through rate assumption based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, direct origination costs yet to be incurred, the time remaining until the expiration of the derivative loan commitment, and the expected net future cash flows related to the associated servicing of the loan.
Operating Segments- Public enterprises are required to report certain information about their operating segments in its financial statements. They are also required to report certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. Management has identified two primary business segments, Community Banking, and Home Lending.
Share-Based Payment- We recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees' requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions.
Stock options and restricted stock awards generally vest ratably over three to five years and are recognized as expense over that same period of time. The exercise price of each option equals the market price of the Company's common stock on the date of the grant, and the maximum term is ten years.

The fair value of each grant is estimated as of the grant date using the Black-Scholes option-pricing model or a Monte Carlo simulation pricing model. Expected volatility is based on the historical volatility of the price of the Company's common stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules, and represents the period of time that options granted are expected to be outstanding. The expected dividend yield is based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant corresponding to the estimated expected term of the options granted.
Restricted stock unit grants and certain restricted stock awards are subject to performance-based and market-based vesting as well as other approved vesting conditions and cliff vest based on those conditions. Compensation expense is recognized over the service period to the extent restricted stock units are expected to vest.

Earnings per Share ("EPS")-Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company's nonvested restricted stock awards qualify as participating securities.
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
Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. For all periods presented, stock options, certain restricted stock awards and restricted stock units are potentially dilutive non-participating instruments issued by the Company. For a portion of 2014, the Company had warrants that also were potentially dilutive. Next, we determine and include in diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.
Fair Value Measurements- Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level hierarchy for disclosure of assets and liabilities measured or disclosed at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
Recently Issued Accounting Pronouncements-
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial statements.
In January 2014, the FASB issued ASU No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-04 permits an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively. The Company is currently reviewing the requirements of ASU No. 2014-01, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables -Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the new standard will have on the Company's consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU can be applied prospectively or retrospectively and are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company is currently reviewing the requirements of ASU No. 2014-12, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Receivables -Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure . Under certain government-sponsored loan guarantee programs, such as those offered by the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA), qualifying creditors can extend mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults. The ASU requires a mortgage loan to be derecongized and a separate receivable to be recognized upon foreclosure. Additionally, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor upon foreclosure. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014 with early adoption permitted. The Company is currently reviewing the requirements of ASU No. 2014-14, but does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the characteristics and risks of a host contract in a hybrid financial instrument issued in the form of a share. One criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are "clearly and closely related" to the host contract. In making that evaluation, an issuer or investor must consider all terms and features in a hybrid financial instrument including the embedded derivative feature that is being evaluated for separate accounting or may consider all terms and features in the hybrid financial instrument except for the embedded derivative feature that is being evaluated for separate accounting. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company is currently reviewing the requirements of ASU No. 2014-16.

In January 2015, the FASB issued ASU No. 2015-1, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20). The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

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

A summary of the consideration paid, the assets acquired and liabilities assumed in the Merger are presented below:

(in thousands)
	Sterling
	April 18, 2014
Fair value of consideration to Sterling shareholders:
Cash paid		$136,200
Liability recorded for warrants' cash payment per share		6,453
Fair value of common shares issued		1,939,497
Fair value of warrants, common stock options, and restricted stock exchanged		50,317
Total consideration		2,132,467
Fair value of assets acquired:
Cash and cash equivalents	$253,067
Investment securities	1,378,300
Loans held for sale	214,911
Loans and leases	7,123,168
Premises and equipment	116,576
Residential mortgage servicing rights	62,770
Other intangible assets	54,562
Other real estate owned	8,666
Bank owned life insurance	193,246
Deferred tax asset	299,847
Accrued interest receivable	23,553
Other assets	148,906
Total assets acquired	9,877,572
Fair value of liabilities assumed:
Deposits	7,086,052
Securities sold under agreements to repurchase	584,746
Term debt	854,737
Junior subordinated debentures	156,171
Other liabilities	85,319
Total liabilities assumed	$8,767,025
Net assets acquired		1,110,547
Goodwill		$1,021,920

Amounts recorded are estimates of fair value. The primary reason for the Merger was to continue the Company's growth strategy, including expanding our geographic footprint in markets throughout the West Coast. All of the goodwill recorded has been attributed to the Community Banking segment and reporting unit. The Community Banking segment will benefit from the cost saves and greater economy of scales to deliver financial solutions to its customers. None of the goodwill will be deductible for income tax purposes.

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

The following table presents the acquired purchased impaired loans as of the acquisition date:

(in thousands)	Purchased impaired
Contractually required principal and interest payments	$604,136
Nonaccretable difference	(95,614)
Cash flows expected to be collected	508,522
Accretable yield	(110,757)
Fair value of purchased impaired loans	$397,765

The operations of Sterling are included in our operating results beginning on April 19, 2014, and contributed the following net interest income, provision for loan losses, non-interest income and expense, income tax benefit, and net income for the year ended December 31, 2014.

(in thousands)
Period from April 19, 2014 to
December 31, 2014
Net interest income	$339,254
Provision for loan losses	19,998
Non-interest income	82,212
Non-interest expense, excluding merger expense	227,007
Merger related expense	73,255
Income tax provision	36,473
Net income	$64,733

The following table provides a breakout of Merger related expense for the year ended December 31, 2014.

(in thousands)	Year ended
December 31, 2014
Personnel	$18,837
Legal and professional	22,276
Charitable contributions	10,000
Investment banking fees	9,573
Contract termination	10,378
Communication	2,522
Other	8,731
Total Merger related expense	$82,317

The following table presents unaudited pro forma results of operations for the years ended December 31, 2014 and 2013, as if the Sterling Merger had occurred on January 1, 2013. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2013. The pro forma results include the impact of certain acquisition accounting adjustments including accretion of loan discount, intangible assets amortization and deposit, borrowing premium accretion, and other reclasses of expenses between years. These adjustments increased pro forma net income by $82.4 million and $12.9 million for the years ended December 31, 2014 and 2013, respectively.

(in thousands, except per share data)	Pro Forma
	Year Ended
	December 31,
	2014	2013
Net interest income	$910,715	$873,972	(1),(2),(3)
Provision for loan and lease losses	40,241	10,716
Non-interest income	205,557	242,609	(4),(5),(6)
Non-interest expense	704,488	802,371	(7), (8)
Income before provision for income taxes	371,543	303,494
Provision for income taxes	136,228	98,603
Net income	235,315	204,891
Dividends and undistributed earnings allocated to participating securities	484	788
Net earnings available to common shareholders	$234,831	$204,103
Earnings per share:
Basic	$1.03	$0.94
Diluted	$1.02	$0.93
Average shares outstanding:
Basic	227,807	216,025
Diluted	229,690	218,508

(1) Includes $31.9 million and $127.5 million of incremental loan discount accretion for the years ended December 31, 2014 and 2013, respectively.
(2) Includes a reduction of interest income of $1.8 million and $6.6 million related to investment securities premiums amortization for the years ended December 31, 2014 and 2013, respectively.
(3) Includes a reduction of interest expense related to amortization of deposit and borrowing premium of $5.9 million and $22.1 million for the years ended December 31, 2014 and 2013, respectively.
(4) Includes a reduction of service charges on deposit of $1.7 million and $5.8 million as a result of passing the $10 billion asset threshold for the years ended December 31, 2014 and 2013, respectively.
(5) Includes a loss on junior subordinated debentures carried at fair value of $1.1 million and $3.9 million for the years ended December 31, 2014 and 2013, respectively.
(6) Includes the reversal of the $7.0 million loss on the required divestiture of six Sterling stores in connection with the Merger for the year ended December 31, 2014.
(7) Includes $2.1 million and $7.8 million of core deposit intangible amortization for the years ended ended December 31, 2014 and 2013, respectively.
(8) The year ended December 31, 2014 was adjusted to exclude $98.2 million of merger expenses. The year ended December 31, 2013 was adjusted to include these charges.

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

(in thousands)	FinPac
	July 1, 2013
Fair value of consideration:
Cash		$156,110
Fair value of assets acquired:
Cash and equivalents	$6,452
Loans and leases, net	264,336
Premises and equipment	491
Other assets	8,015
Total assets acquired	$279,294
Fair value of liabilities assumed:
Term debt	211,204
Other liabilities	8,757
Total liabilities assumed	$219,961
Net assets acquired		59,333
Goodwill		$96,777

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

The operations of FinPac are included in our operating results from July 1, 2013, and added revenue of $66.1 million, non-interest expense of $15.9 million, and net income of $18.7 million net of tax, for the year ended December 31, 2014. FinPac's results of operations prior to the acquisition are not included in our operating results. There are $110,000 FinPac merger related expenses for the year ended December 31, 2014. FinPac merger related expenses were $1.6 million for the year ended December 31, 2013.

Leases acquired from FinPac are presented below as of acquisition date:

(in thousands)	FinPac
July 1, 2013
Contractually required payments	$350,403
Purchase adjustment for credit	$(20,520)
Balance of loans and leases, net	$264,336
The following tables present unaudited pro forma results of operations for the year ended December 31, 2013 as if the acquisition of FinPac had occurred on January 1, 2013. The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2013. The pro forma results include the impact of certain acquisition accounting adjustments which reduced pro forma earnings available to common shareholders by $4.2 million for the year ended December 31, 2013.

(in thousands, except per share data)	Pro Forma
Year ended
December 31, 2013
Net interest income	$423,600
Provision for loan and lease losses	13,988
Non-interest income	122,753
Non-interest expense	373,181
Income before provision for income taxes	159,184
Provision for income taxes	55,879
Net income	103,305
Dividends and undistributed earnings allocated to participating securities	829
Net earnings available to common shareholders	$102,476
Earnings per share:
Basic	$0.92
Diluted	$0.91
Average shares outstanding:
Basic	111,938
Diluted	112,176

Note 3 – Cash and Due From Banks
The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balance at December 31, 2014 and 2013 was approximately $80.7 million and $27.2 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

Note 4 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2014 and 2013:

December 31, 2014

(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$213	$16	$—	$229
Obligations of states and political subdivisions	325,189	14,056	(841)	338,404
Residential mortgage-backed securities and
collateralized mortgage obligations	1,951,514	17,398	(11,060)	1,957,852
Investments in mutual funds and
other equity securities	2,016	54	—	2,070
	$2,278,932	$31,524	$(11,901)	$2,298,555
HELD TO MATURITY:
Residential mortgage-backed securities and
collateralized mortgage obligations	$5,088	$358	$(15)	$5,431
Other investment securities	123	—	—	123
	$5,211	$358	$(15)	$5,554

December 31, 2013

(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$249	$20	$(1)	$268
Obligations of states and political subdivisions	229,969	7,811	(2,575)	235,205
Residential mortgage-backed securities and
collateralized mortgage obligations	1,567,001	15,359	(28,819)	1,553,541
Investments in mutual funds and
other equity securities	1,959	5	—	1,964
	$1,799,178	$23,195	$(31,395)	$1,790,978
HELD TO MATURITY:
Residential mortgage-backed securities and
collateralized mortgage obligations	$5,563	$330	$(19)	$5,874
	$5,563	$330	$(19)	$5,874

Investment securities that were in an unrealized loss position as of December 31, 2014 and December 31, 2013 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

December 31, 2014

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$11,100	$547	$8,550	$294	$19,650	$841
Residential mortgage-backed securities and
collateralized mortgage obligations	220,577	815	495,096	10,245	715,673	11,060
Total temporarily impaired securities	$231,677	$1,362	$503,646	$10,539	$735,323	$11,901
HELD TO MATURITY:
Residential mortgage-backed securities and
collateralized mortgage obligations	$224	$15	$—	$—	$224	$15
Total temporarily impaired securities	$224	$15	$—	$—	$224	$15

December 31, 2013

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$32	$1	$32	$1
Obligations of states and political subdivisions	48,342	2,575	—	—	48,342	2,575
Residential mortgage-backed securities and
collateralized mortgage obligations	475,982	15,951	249,695	12,868	725,677	28,819
Total temporarily impaired securities	$524,324	$18,526	$249,727	$12,869	$774,051	$31,395
HELD TO MATURITY:
Residential mortgage-backed securities and
collateralized mortgage obligations	$156	$19	$—	$—	$156	$19
Total temporarily impaired securities	$156	$19	$—	$—	$156	$19

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of December 31, 2014. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2014 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired. For the year ended December 31, 2012, we recognized net impairment losses in earnings of $155,000, while there were no impairment charges in 2014 or 2013.

The following table presents the maturities of investment securities at December 31, 2014:

(in thousands)	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$8,077	$8,118	$—	$—
Over three months through twelve months	63,008	63,755	138	200
After one year through five years	1,620,464	1,639,949	427	655
After five years through ten years	514,770	511,260	271	298
After ten years	70,597	73,403	4,252	4,278
Other investment securities	2,016	2,070	123	123
	$2,278,932	$2,298,555	$5,211	$5,554

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014		2013		2012
	Gains	Losses	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$—	$—	$—	$—	$371	$—
Obligations of states and political subdivisions	3	1	10	1	10	1
Residential mortgage-backed securities and
collateralized mortgage obligations	2,902	—	—	—	4,578	953
Other debt securities	—	—	200	—	18	—
	$2,905	$1	$210	$1	$4,977	$954

The following table presents, as of December 31, 2014, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$2,109	$2,183
To state and local governments to secure public deposits	1,693,153	1,706,717
Other securities pledged principally to secure repurchase agreements	474,380	475,430
Total pledged securities	$2,169,642	$2,184,330

Note 5 – Loans and Leases

The following table presents the major types of loans and leases as of December 31, 2014 and 2013:

(in thousands)	December 31,	December 31,
Non-Covered Loans	2014	2013
Commercial real estate
Non-owner occupied term, net	$3,154,853	$2,328,260
Owner occupied term, net	2,588,090	1,259,583
Multifamily, net	2,611,308	403,537
Construction & development, net	255,852	245,231
Residential development, net	80,008	88,413
Commercial
Term, net	1,094,407	770,845
LOC & other, net	1,316,980	987,360
Leases and equipment finance, net	523,114	361,591
Residential
Mortgage, net	2,217,105	597,201
Home equity loans & lines, net	835,981	264,269
Consumer & other, net	385,523	48,113
Non-covered loans and leases, net of deferred fees and costs	$15,063,221	$7,354,403

Covered Loans
Commercial real estate
Non-owner occupied term, net	$135,757	$206,902
Owner occupied term, net	45,774	49,817
Multifamily, net	27,310	37,671
Construction & development, net	2,870	3,455
Residential development, net	1,838	7,286
Commercial
Term, net	8,580	15,719
LOC & other, net	5,742	6,698
Leases and equipment finance, net	—	—
Residential
Mortgage, net	16,630	22,316
Home equity loans & lines, net	16,497	19,637
Consumer & other, net	3,513	4,262
Covered loans, net of deferred fees and costs	264,511	373,763
Total loans, net of deferred fees and costs	$15,327,732	$7,728,166

The loan balances are net of deferred fees and costs of $26.3 million and $495,000 as of December 31, 2014 and 2013, respectively. As of December 31, 2014, loans totaling $8.5 billion were pledged to secure borrowings and available lines of credit. Net loans include discounts on acquired loans of $236.6 million and $63.4 million as of December 31, 2014 and 2013, respectively.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $770.9 million and $497.5 million at December 31, 2014 and 2013, respectively. The carrying balance of purchased impaired loans was $562.9 million and $358.7 million at December 31, 2014 and 2013, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the year ended December 31, 2014, and 2013:

(in thousands)	Year ended
	December 31, 2014
	Evergreen	Rainer	Nevada Security	Circle	Sterling	Total
Balance, beginning of period	$20,063	$71,789	$34,632	$1,140	$—	$127,624
Additions	—	—	—	—	110,757	110,757
Accretion to interest income	(11,340)	(18,264)	(13,791)	(344)	(18,408)	(62,147)
Disposals	(5,457)	(11,217)	(5,841)	—	(9,951)	(32,466)
Reclassifications from nonaccretable difference	6,200	7,681	8,666	—	35,384	57,931
Balance, end of period	$9,466	$49,989	$23,666	$796	$117,782	$201,699

	Year ended
	December 31, 2013
	Evergreen	Rainer	Nevada Security	Circle	Total
Balance, beginning of period	$34,567	$102,468	$46,353	$770	$184,158
Additions	—	—	—	—	—
Accretion to interest income	(12,695)	(23,511)	(15,292)	(292)	(51,790)
Disposals	(3,221)	(12,362)	(3,703)	(672)	(19,958)
Reclassifications from nonaccretable difference	1,412	5,194	7,274	1,334	15,214
Balance, end of period	$20,063	$71,789	$34,632	$1,140	$127,624

Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as covered loans. Covered loans are reported exclusive of the cash flow reimbursements expected from the FDIC. The following table summarizes the activity related to the FDIC indemnification asset for the years ended December 31, 2014 and 2013:

(in thousands)
	2014	2013
Balance, beginning of period	$23,174	$52,798
Change in FDIC indemnification asset	(15,151)	(25,549)
Transfers to due from FDIC and other	(3,606)	(4,075)
Balance, end of period	$4,417	$23,174

The following table presents the net investment in direct financing leases and loans, net as of December 31, 2014 and 2013:

(in thousands)	December 31,	December 31,
	2014	2013
Minimum lease payments receivable	$283,942	$242,220
Estimated guaranteed and unguaranteed residual value	9,158	8,455
Initial direct costs - net of accumulated amortization	9,140	3,824
Unearned income	(55,868)	(55,110)
Equipment finance loans, including unamortized deferred fees and costs	275,639	151,721
Interim lease receivables	—	6,752
Accretable yield/purchase accounting adjustments	1,103	3,729
Net investment in direct financing leases and loans	$523,114	$361,591

Allowance for credit losses	(14,369)	(3,775)

Net investment in direct financing leases and loans - net	$508,745	$357,816

The following table presents the scheduled minimum lease payments receivable, excluding equipment finance loans, as of December 31, 2014:

(in thousands)
2015	$109,411
2016	81,477
2017	53,075
2018	29,121
2019	8,954
Thereafter	1,904
$283,942

Note 6 – Allowance for Loan and Lease Loss and Credit Quality

The Bank's methodology for assessing the appropriateness of the Allowance for Loan and Lease Loss consists of three key elements: 1) the formula allowance; 2) the specific allowance; and 3) the unallocated allowance. By incorporating these factors into a single allowance requirement analysis, we believe all risk-based activities within the loan and lease portfolios are simultaneously considered.

Formula Allowance
When loans and leases are originated or acquired, they are assigned a risk rating that is reassessed periodically during the term of the loan or lease through the credit review process.  The Bank's risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating categories are a primary factor in determining an appropriate amount for the formula allowance.

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

Specific Allowance
Regular credit reviews of the portfolio identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designated loans as impaired. A loan is considered impaired when, based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows or estimated note sale price, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize an impairment reserve as a specific allowance to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral-dependent loans if it is determined that such amount represents a confirmed loss.  Loans determined to be impaired with a specific allowance are excluded from the formula allowance so as not to double-count the loss exposure. The non-accrual impaired loans as of period-end have already been partially charged-off to their estimated net realizable value, and are expected to be resolved over the coming quarters with no additional material loss, absent further decline in market prices.

The combination of the formula allowance component and the specific allowance component represents the allocated allowance for loan and lease losses.

Management believes that the ALLL was adequate as of December 31, 2014. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

The RUC is established to absorb inherent losses associated with our commitment to lend funds, such as with a letter or line of credit. The adequacy of the ALLL and RUC are monitored on a regular basis and are based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio's risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information.

There have been no significant changes to the Bank's methodology or policies in the periods presented.

Activity in the Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the years ended December 31, 2014 and 2013:

(in thousands)	December 31, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$59,538	$27,028	$7,487	$1,032	$95,085
Charge-offs	(8,030)	(16,824)	(1,855)	(3,469)	(30,178)
Recoveries	2,539	6,744	462	1,274	11,019
Provision	1,137	24,268	9,828	5,008	40,241
Balance, end of period	$55,184	$41,216	$15,922	$3,845	$116,167

	December 31, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$67,038	$27,905	$7,729	$994	$103,666
Charge-offs	(9,748)	(20,810)	(3,655)	(1,285)	(35,498)
Recoveries	4,436	10,445	569	751	16,201
Provision (recapture)	(2,188)	9,488	2,844	572	10,716
Balance, end of period	$59,538	$27,028	$7,487	$1,032	$95,085

The following table presents the allowance and recorded investment in loans and leases by portfolio segment and balances individually or collectively evaluated for impairment as of December 31, 2014 and 2013:

(in thousands)	December 31, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$49,243	$38,201	$15,858	$3,118	$106,420
Individually evaluated for impairment	1,088	320	—	—	1,408
Loans acquired with deteriorated credit quality	4,853	2,695	64	727	8,339
Total	$55,184	$41,216	$15,922	$3,845	$116,167
Loans and leases:
Collectively evaluated for impairment	$8,374,716	$2,884,388	$3,084,633	$318,572	$14,662,309
Individually evaluated for impairment	69,636	32,936	—	—	102,572
Loans acquired with deteriorated credit quality	459,308	31,499	1,580	70,464	562,851
Total	$8,903,660	$2,948,823	$3,086,213	$389,036	$15,327,732

(in thousands)	December 31, 2013
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$51,758	$24,303	$6,878	$914	$83,853
Individually evaluated for impairment	1,785	12	—	—	1,797
Loans acquired with deteriorated credit quality	5,995	2,713	609	118	9,435
Total	$59,538	$27,028	$7,487	$1,032	$95,085
Loans and leases:
Collectively evaluated for impairment	$4,236,643	$2,114,929	$866,463	$50,636	$7,268,671
Individually evaluated for impairment	89,280	11,503	—	—	100,783
Loans acquired with deteriorated credit quality	304,232	15,781	36,960	1,739	358,712
Total	$4,630,155	$2,142,213	$903,423	$52,375	$7,728,166

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the RUC and unfunded commitments for the years ended December 31, 2014 and 2013:

(in thousands)	December 31, 2014	December 31, 2013
Balance, beginning of period	$1,436	$1,223
Net change to other expense	(1,863)	213
Acquired reserve	3,966	—
Balance, end of period	$3,539	$1,436

(in thousands)
Total
Unfunded loan and lease commitments:
December 31, 2014	$3,000,505
December 31, 2013	$1,638,446

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes loans and leases sold by loan portfolio during the years ended December 31, 2014 and 2013:

(in thousands)	2014	2013
Commercial real estate
Non-owner occupied term	$15,500	$4,039
Owner occupied term	87,385	3,738
Multifamily	60,508	—
Construction & development	566	3,515
Residential development	800	363
Commercial
Term	30,497	47,635
LOC & other	6,061	—
Residential
Mortgage	108,246	1,008
Home equity loans & lines	24,445	—
Consumer & other	7,344	—
Total	$341,352	$60,298

Asset Quality and Non-Performing Loans and Leases

We manage asset quality and control credit risk through diversification of the loan and lease portfolio and the application of policies designed to promote sound underwriting and loan and lease monitoring practices. The Bank's Credit Quality Administration is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank.  Reviews of non-performing, past due loans and leases and larger credits, designed to identify potential charges to the allowance for loan and lease losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan and lease portfolio, prevailing economic conditions and other factors.

A loan is considered impaired when, based on current information and events, we determine it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Generally, when loans are identified as impaired, they are moved to the Special Assets Department. When we identify a loan as impaired, we measure the loan for potential impairment using discounted cash flows, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral.  In these cases, we will use the current fair value of collateral, less selling costs.  The starting point for determining the fair value of collateral is through obtaining external appraisals.  Generally, external appraisals are updated every 12 months.  We obtain appraisals from a pre-approved list of independent, third party, local appraisal firms.  Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (a) currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of current real estate market conditions and financing trends, (e) is reputable, and (f) is not on Freddie Mac's or the Bank's Exclusionary List of appraisers and brokers. In certain cases appraisals will be reviewed by our Real Estate Valuation Services group to ensure the quality of the appraisal and the expertise and independence of the appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment.  Our impairment analysis documents the date of the appraisal used in the analysis, whether the officer preparing the report deems it current, and, if not, allows for internal valuation adjustments with justification.  Typical justified adjustments might include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required.  Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis, which is reviewed and approved by senior credit quality officers and the Bank's ALLL Committee. Although an external appraisal is the primary source to value collateral-dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, broker price opinions, or the sales price of the note.  These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated, reviewed and approved on a quarterly basis at or near the end of each reporting period. Appraisals or other alternative sources of value received subsequent to the reporting period, but prior to our filing of periodic reports, are considered and evaluated to ensure our periodic filings are materially correct and not misleading.  Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

The Bank has written down impaired, non-accrual loans as of December 31, 2014 to their estimated net realizable value, and expects resolution with no additional material loss, absent further decline in market prices.

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following table summarizes our non-accrual loans and leases and loans and leases past due by loan and lease class as of December 31, 2014 and December 31, 2013:

(in thousands)	December 31, 2014
	Greater Than	60 to 89	Greater Than				Total
	30 to 59 Days	Days	90 Days and	Total	Non-	Current &	Loans
	Past Due	Past Due	Accruing	Past Due	accrual	Other (1)	and Leases
Commercial real estate
Non-owner occupied term, net	$452	$—	$283	$735	$8,957	$3,280,918	$3,290,610
Owner occupied term, net	2,304	347	—	2,651	8,292	2,622,921	2,633,864
Multifamily, net	—	512	—	512	300	2,637,806	2,638,618
Construction & development, net	1,091	—	—	1,091	—	257,631	258,722
Residential development, net	6,155	—	—	6,155	—	75,691	81,846
Commercial
Term, net	1,098	242	3	1,343	19,097	1,082,547	1,102,987
LOC & other, net	1,637	1,155	1,223	4,015	8,825	1,309,882	1,322,722
Leases and equipment finance, net	1,482	1,695	695	3,872	5,084	514,158	523,114
Residential
Mortgage, net	8	1,224	4,289	5,521	655	2,227,559	2,233,735
Home equity loans & lines, net	1,924	702	749	3,375	615	848,488	852,478
Consumer & other, net	2,133	498	270	2,901	216	385,919	389,036
Total, net of deferred fees and costs	$18,284	$6,375	$7,512	$32,171	$52,041	$15,243,520	$15,327,732

(1) Other includes purchased credit impaired loans of $562.9 million.

(in thousands)	December 31, 2013
	Greater Than	60 to 89	Greater Than				Total
	30 to 59 Days	Days	90 Days and	Total	Non-	Current &	Loans
	Past Due	Past Due	Accruing	Past Due	accrual	Other (1)	and Leases
Commercial real estate
Non-owner occupied term, net	$3,618	$352	$—	$3,970	$9,193	$2,521,999	$2,535,162
Owner occupied term, net	1,320	340	610	2,270	6,204	1,300,926	1,309,400
Multifamily, net	—	—	—	—	935	440,273	441,208
Construction & development, net	—	—	—	—	—	248,686	248,686
Residential development, net	—	—	—	—	2,801	92,898	95,699
Commercial
Term, net	901	1,436	—	2,337	8,723	775,504	786,564
LOC & other, net	619	224	—	843	1,222	991,993	994,058
Leases and equipment finance, net	2,202	1,706	517	4,425	2,813	354,353	361,591
Residential
Mortgage, net	1,050	342	2,070	3,462	—	616,055	619,517
Home equity loans & lines, net	473	563	160	1,196	—	282,710	283,906
Consumer & other, net	69	75	73	217	—	52,158	52,375
Total, net of deferred fees and costs	$10,252	$5,038	$3,430	$18,720	$31,891	$7,677,555	$7,728,166

(1) Other includes purchased credit impaired loans of $358.7 million.

Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans. The Bank recognizes the charge-off of impairment reserves on impaired loans in the period it arises for collateral dependent loans.  Therefore, the non-accrual loans as of December 31, 2014 have already been written-down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in market prices.  The specific allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value. The only impaired loans accruing interest at each respective date represent certain restructured loans on accrual status. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

The following table summarizes our impaired loans, including average recorded investment and interest income recognized on impaired loans, by loan class for the years ended December 31, 2014 and 2013:

(in thousands)	December 31, 2014
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$42,793	$16,916	$22,190	$502
Owner occupied term, net	16,339	8,290	7,655	364
Multifamily, net	4,040	300	3,519	49
Construction & development, net	2,655	—	1,091	7
Residential development, net	9,670	—	9,675	166
Commercial
Term, net	31,733	18,701	256	12
LOC & other, net	18,761	8,575	5,404	308
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	626	—	—	—
Consumer & other, net	152	—	—	—
Total, net of deferred fees and costs	$126,769	$52,782	$49,790	$1,408

(in thousands)	December 31, 2013
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$50,602	$18,285	$31,362	$928
Owner occupied term, net	11,876	6,204	5,202	198
Multifamily, net	1,416	935	—	—
Construction & development, net	10,609	8,498	1,091	11
Residential development, net	22,513	5,776	11,927	648
Commercial
Term, net	22,750	8,723	300	8
LOC & other, net	7,144	1,222	1,258	4
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$126,910	$49,643	$51,140	$1,797

(in thousands)	December 31, 2014		December 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$50,589	$1,619	$63,274	$1,512
Owner occupied term, net	12,781	282	7,462	205
Multifamily, net	2,954	145	765	—
Construction & development, net	6,156	44	13,919	484
Residential development, net	13,237	463	22,351	644
Commercial
Term, net	15,401	15	11,955	17
LOC & other, net	5,138	—	4,008	51
Residential
Mortgage, net	—	—	153	—
Home equity loans & lines, net	—	—	95	—
Consumer & other, net	26	—	1	—
Total, net of deferred fees and costs	$106,282	$2,568	$123,983	$2,913

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

Homogeneous loans and leases are not risk rated until they are greater than 30 days past due, and risk rating is based on the past due status of the loan or lease.  The risk rating categories can be generally described by the following groupings for commercial and commercial real estate homogeneous loans and leases:

Special Mention—A homogeneous special mention loan or lease, risk rated 7, is greater than 30 to 59 days past due from the required payment date at month-end.

Substandard—A homogeneous substandard loan or lease, risk rated 8, is 60 to 89 days past due from the required payment date at month-end.

Doubtful—A homogeneous doubtful loan or lease, risk rated 9, is 90 to 179 days past due from the required payment date at month-end.

Loss—A homogeneous loss loan or lease, risk rated 10, is 180 days and more past due from the required payment date. These loans are generally charged-off in the month in which the 180 day time period elapses.

The risk rating categories can be generally described by the following groupings for residential and consumer and other homogeneous loans:

Special Mention—A homogeneous retail special mention loan, risk rated 7, is greater than 30 to 89 days past due from the required payment date at month-end.

Substandard—A homogeneous retail substandard loan, risk rated 8, is an open-end loan 90 to 180 days past due from the required payment date at month-end or a closed-end loan 90 to 120 days past due from the required payment date at month-end.

Loss—A homogeneous retail loss loan, risk rated 10, is a closed-end loan that becomes past due 120 cumulative days or an open-end retail loan that becomes past due 180 cumulative days from the contractual due date.   These loans are generally charged-off in the month in which the 120 or 180 day period elapses.

The following table summarizes our internal risk rating by loan and lease class for the loan and lease portfolio as of December 31, 2014 and December 31, 2013:

(in thousands)	December 31, 2014
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

Commercial real estate
Non-owner occupied term, net	$3,027,777	$99,556	$123,350	$821	$—	$39,106	$3,290,610
Owner occupied term, net	2,475,944	58,425	81,567	309	1,674	15,945	2,633,864
Multifamily, net	2,610,039	9,583	15,177	—	—	3,819	2,638,618
Construction & development, net	248,547	4,081	5,003	—	—	1,091	258,722
Residential development, net	68,789	963	2,419	—	—	9,675	81,846
Commercial
Term, net	1,055,728	12,661	15,219	198	224	18,957	1,102,987
LOC & other, net	1,281,628	17,665	9,082	280	88	13,979	1,322,722
Leases and equipment finance, net	513,104	2,554	3,809	3,255	392	—	523,114
Residential
Mortgage, net	2,215,956	2,330	4,497	—	10,952	—	2,233,735
Home equity loans & lines, net	846,277	3,271	1,079	—	1,851	—	852,478
Consumer & other, net	385,754	2,717	198	—	367	—	389,036
Total, net of deferred fees and costs	$14,729,543	$213,806	$261,400	$4,863	$15,548	$102,572	$15,327,732
(1) The percentage of impaired loans classified as pass/watch, special mention, substandard, doubtful, and loss was 5.6%, 15.1%, 77.9%, 0.1%, and 1.3% respectively, as of December 31, 2014.

(in thousands)	December 31, 2013
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$2,207,603	$135,005	$142,907	$—	$—	$49,647	$2,535,162
Owner occupied term, net	1,213,321	31,071	53,181	421	—	11,406	1,309,400
Multifamily, net	409,626	8,213	22,434	—	—	935	441,208
Construction & development, net	231,380	2,054	5,663	—	—	9,589	248,686
Residential development, net	67,513	2,060	8,329	94	—	17,703	95,699
Commercial
Term, net	722,723	26,548	27,983	287	—	9,023	786,564
LOC & other, net	955,826	25,222	10,530	—	—	2,480	994,058
Leases and equipment finance, net	351,971	4,585	1,706	2,996	333	—	361,591
Residential
Mortgage, net	616,039	1,405	743	—	1,330	—	619,517
Home equity loans & lines, net	282,490	1,038	242	—	136	—	283,906
Consumer & other, net	52,157	144	33	—	41	—	52,375
Total, net of deferred fees and costs	$7,110,649	$237,345	$273,751	$3,798	$1,840	$100,783	$7,728,166

(1) The percentage of classified as pass/watch, special mention, and substandard was 6.4%, 3.7%, and 89.9%, respectively, as of December 31, 2013.

Troubled Debt Restructurings

At December 31, 2014 and December 31, 2013, impaired loans of $54.8 million and $68.8 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were $1.0 million available commitments for troubled debt restructurings outstanding as of December 31, 2014 and none as of December 31, 2013.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of December 31, 2014 and December 31, 2013:

(in thousands)	December 31, 2014
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$48,817	$2,319	$51,136
Commercial, net	5,404	9,541	14,945
Residential, net	615	—	615
Total, net of deferred fees and costs	$54,836	$11,860	$66,696

(in thousands)	December 31, 2013
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$67,060	$2,196	$69,256
Commercial, net	1,258	2,603	3,861
Residential, net	473	—	473
Total, net of deferred fees and costs	$68,791	$4,799	$73,590

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The following tables present newly restructured loans that occurred during the years ended December 31, 2014 and 2013:

(in thousands)	December 31, 2014
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate, net	$—	$2,332	$—	$—	$3,519	$5,851
Commercial, net	—	8,359	—	—	5,410	13,769
Residential, net	—	—	—	—	138	138
Consumer & other, net	—	—	—	—	—	—
Total, net of deferred fees and costs	$—	$10,691	$—	$—	$9,067	$19,758

	December 31, 2013
	Rate	Term	Interest Only	Payment	Combination
	Modifications	Modifications	Modifications	Modifications	Modifications	Total
Commercial real estate, net	$—	$—	$4,291	$—	$—	$4,291
Commercial, net	—	—	—	—	4,040	4,040
Residential, net	—	—	—	—	478	478
Consumer & other, net	—	—	—	—	—	—
Total, net of deferred fees and costs	$—	$—	$4,291	$—	$4,518	$8,809

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

There were no financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the year end December 31, 2014. There were $1.8 million of commercial financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the year ended December 31, 2013.

Note 7–Premises and Equipment
The following table presents the major components of premises and equipment at December 31, 2014 and 2013:

(in thousands)			Estimated useful life
	2014	2013
Land	$46,415	$26,438
Buildings and improvements	218,326	153,771	7-39 years
Furniture, fixtures and equipment	173,034	131,691	4-20 years
Construction in progress	32,313	13,172
Total premises and equipment	470,088	325,072
Less: Accumulated depreciation and amortization	(152,254)	(147,392)
Premises and equipment, net	$317,834	$177,680
Depreciation expense totaled $36.9 million, $20.5 million and $17.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Umpqua's subsidiaries have entered into a number of non-cancelable lease agreements with respect to premises and equipment. See Note 19 for more information regarding rental expense, net of rent income, and minimum annual rental commitments under non-cancelable lease agreements.

Note 8–Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company's goodwill and other intangible assets for the years ended December 31, 2012, 2013 and 2014.

(in thousands)	Goodwill
	Community Banking
		Accumulated
	Gross	Impairment	Total
Balance, December 31, 2011	$769,013	$(112,934)	$656,079
Net additions	12,545	—	12,545
Reductions	(452)	—	(452)
Balance, December 31, 2012	781,106	(112,934)	668,172
Net additions	96,777	—	96,777
Reductions	(644)	—	(644)
Balance, December 31, 2013	877,239	(112,934)	764,305
Net additions	1,021,920	—	1,021,920
Reductions	—	—	—
Balance, December 31, 2014	$1,899,159	$(112,934)	$1,786,225

	Other Intangible Assets
		Accumulated
	Gross	Amortization	Net
Balance, December 31, 2011	$58,079	$(36,934)	$21,145
Net additions	830	—	830
Amortization	—	(4,816)	(4,816)
Balance, December 31, 2012	58,909	(41,750)	17,159
Net additions	—	—	—
Amortization	—	(4,781)	(4,781)
Balance, December 31, 2013	58,909	(46,531)	12,378
Net additions	54,562	—	54,562
Amortization	—	(10,207)	(10,207)
Balance, December 31, 2014	$113,471	$(56,738)	$56,733

Goodwill additions in 2014, 2013, and 2012 relate to the Sterling merger, FinPac acquisition, and Circle acquisition, respectively. Additional information on the acquisition and purchase price allocation is provided in Note 2. The reduction to goodwill in 2013 of $644,000 relates to acquistion accounting adjustments. The reduction to goodwill in 2012 of $452,000 is due to the recognition of tax benefits upon exercise of fully vested acquired stock options.
Intangible additions in 2014 and 2012 relate to the Sterling merger and Circle acquisition, respectively. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.
The Company conducted its annual evaluation of goodwill for impairment at both December 31, 2014 and 2013, respectively. At both dates, in the first step of the goodwill impairment test, the Company determined that the fair value of the Community Banking reporting unit exceeded its carrying amount. The significant assumptions and methodology utilized to test for goodwill impairment as of December 31, 2014 were consistent with those used at December 31, 2013.

The table below presents the forecasted amortization expense for intangible assets acquired in all mergers:

(in thousands)	Expected
Year	Amortization
2015	$11,225
2016	8,622
2017	6,756
2018	6,166
2019	5,618
Thereafter	18,346
$56,733
Note 9 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR") for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Balance, beginning of period	$47,765	$27,428	$18,184
Acquired/purchased MSR	62,770	—	—
Additions for new MSR capitalized	23,311	17,963	17,710
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(5,757)	5,688	(4,651)
Other(2)	(10,830)	(3,314)	(3,815)
Balance, end of period	$117,259	$47,765	$27,428

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of December 31, 2014, 2013 and 2012 is as follows:

(dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Balance of loans serviced for others	$11,590,310	$4,362,499	$3,162,080
MSR as a percentage of serviced loans	1.01%	1.09%	0.87%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue on the Consolidated Statements of Income, was $20.8 million, $10.4 million, and $6.6 million for the years ended December 31, 2014, 2013 and 2012.

Key assumptions used in measuring the fair value of MSR as of December 31 were as follows:

	2014	2013	2012
Constant prepayment rate	12.39%	12.74%	21.39%
Discount rate	9.17%	8.69%	8.65%
Weighted average life (years)	6.4	6.0	4.7

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of December 31, 2014 and December 31, 2013 is as follows:

	December 31, 2014	December 31, 2013
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(4,965)	$(2,255)
Effect on fair value of a 20% adverse change	$(9,547)	$(4,323)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(4,539)	$(1,832)
Effect on fair value of a 200 basis point adverse change	$(8,771)	$(3,534)

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

Note 10 – Other Real Estate Owned, Net

The following table presents the changes in other real estate owned ("OREO") for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Balance, beginning of period	$23,935	$27,512	$53,666
Additions to OREO due to acquisition	8,666	—	1,602
Additions to OREO	24,873	24,193	24,686
Dispositions of OREO	(15,804)	(25,610)	(40,900)
Valuation adjustments in the period	(3,728)	(2,160)	(11,542)
Balance, end of period	$37,942	$23,935	$27,512

The Company recognized valuation allowances of $3.7 million, $1.0 million, and $1.8 million on its OREO balances as of December 31, 2014, 2013 and 2012, respectively. Valuation allowances on OREO balances are based on updated appraisals of the underlying properties as received during a period or management's authorization to reduce the selling price of a property during the period.
Note 11 - Other Assets
Other assets consisted of the following at December 31, 2014 and 2013:

(in thousands)	2014	2013
Accrued interest receivable	$48,343	$23,720
Prepaid expenses	44,031	8,301
Derivative assets	29,210	17,921
Income taxes receivable	18,663	15,665
Equity method investments	16,604	13,783
Investment in unconsolidated Trusts	14,296	6,933
Commercial servicing asset	9,329	575
Other	51,935	25,060
Total	$232,411	$111,958

The Company invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investments under the equity method. The Company's remaining capital commitments to these partnerships at December 31, 2014 and 2013 were approximately $5.3 million and $1.4 million, respectively. Such amounts are included in other liabilities on the consolidated balance sheets.

Note 12 – Income Taxes

The following table presents the components of income tax expense (benefit) included in the Consolidated Statements of Income for the years ended December 31:

(in thousands)	Current	Deferred	Total
YEAR ENDED DECEMBER 31, 2014:
Federal	$125	$70,673	$70,798
State	1,045	9,453	10,498
	$1,170	$80,126	$81,296
YEAR ENDED DECEMBER 31, 2013:
Federal	$36,733	$7,459	$44,192
State	8,187	289	8,476
	$44,920	$7,748	$52,668
YEAR ENDED DECEMBER 31, 2012:
Federal	$44,268	$(426)	$43,842
State	2,632	6,847	9,479
	$46,900	$6,421	$53,321

The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate for the years ended December 31:

	2014	2013	2012
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State tax, net of Federal income tax	3.5%	4.4%	4.4%
Tax-exempt income	(2.5)%	(3.2)%	(3.0)%
Tax credits	(0.8)%	(1.8)%	(1.1)%
Nondeductible merger expenses	1.2%	1.0%	0.1%
BOLI	(1.6)%	(0.8)%	(0.9)%
Other	0.7%	0.3%	(0.1)%
Effective income tax rate	35.5%	34.9%	34.4%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax assets recorded on the consolidated balance sheets as of December 31:

(in thousands)	2014	2013
DEFERRED TAX ASSETS:
Net operating loss carryforwards	$197,227	$37
Loan discount	78,508	1,802
Allowance for loan and lease losses	41,133	33,665
Accrued severance and deferred compensation	28,216	13,442
Tax credits	21,966	5,716
Non-accrual loans	13,225	5,760
Covered loans	10,949	16,788
Unrealized loss on investment securities	—	3,304
Accrued bonuses	7,222	4,337
Other	24,876	13,547
Total gross deferred tax assets	423,322	98,398

DEFERRED TAX LIABILITIES:
Fair market value adjustment on preferred securities	50,549	18,649
Residential mortgage servicing rights	48,496	18,855
FHLB Dividends	16,452	1,233
Intangibles	15,074	5,633
Prepaid expenses	14,911	2,683
Unrealized gain on investment securities	13,546	—
Deferred loan fees	12,091	7,525
Premises and equipment depreciation	8,180	7,447
Other	11,137	19,695
Total gross deferred tax liabilities	190,436	81,720

Valuation allowance	(3,366)	(51)

Net deferred tax assets	$229,520	$16,627

The Company acquired a $276.8 million net deferred tax asset before purchase accounting adjustments in the Merger, including $238.4 million of federal and state NOL and tax credit carry-forwards. The Merger triggered an "ownership change" as defined in Section 382 of the Internal Revenue Service Code ("Section 382"). As a result of being subject to Section 382, the Company will be limited in the amount of NOL carry-forwards that can be used annually to offset future taxable income. The Company believes it is more likely than not that it will be able to fully realize the benefit of its federal NOL carry-forwards. The Company also believes that it is more likely than not that the benefit from certain state NOL and tax credit carry-forwards will not be realized and therefore has provided a valuation allowance of $3.4 million as of December 31, 2014 on the deferred tax assets relating to these state NOL and tax credit carry-forwards. The Company also determined that it is required to establish a valuation allowance on deferred tax assets of $42,000 and $51,000 at December 31, 2014 and 2013, respectively, primarily relating to Canadian net operating losses that may not be able to be utilized in the future. The Company has determined that no other valuation allowance for the remaining deferred tax assets is required as management believes it is more likely than not that the remaining gross deferred tax assets of $420.0 million and $98.3 million at December 31, 2014 and 2013, respectively, will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.

The tax credits consist entirely of state tax credits of $8.9 million and $5.7 million at December 31, 2014 and 2013, respectively, and federal low income housing and alternative minimum tax credits of $13.0 million and none at December 31, 2014 and 2013, respectively. The state tax credits will be utilized to offset future state income taxes. Most of the state tax credits benefit a five-year period, with an eight-year carry-forward allowed. Federal low income housing credits have a twenty-year carry forward and the alternative minimum tax credits may be carried forward indefinitely.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the majority of states and Canada. The Company is no longer subject to U.S. federal and other state tax authorities examinations for years before 2010, except in California for years before 2005 and for Canadian tax authority examinations for years before 2012.

The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities' examinations of the Company's tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

The Company had gross unrecognized tax benefits in the amounts of $2.7 million and $602,000 recorded as of December 31, 2014 and 2013, respectively. The 2014 amounts includes $2.0 million assumed in the merger. If recognized the unrecognized tax benefit would reduce the 2014 annual effective tax rate by 1%. The Company accrued $206,000 and $24,000 of interest related to unrecognized tax benefits primarily due to the reductions of its liability for unrecognized tax benefits during 2014 and 2013, respectively. The 2014 amount includes $128,000 assumed in the Sterling merger. Interest on unrecognized tax benefits is reported by the Company as a component as of tax expense. As of December 31, 2014 and 2013, the accrued interest related to unrecognized tax benefits is $399,000 and $193,000, respectively.

Detailed below is a reconciliation of the Company's unrecognized tax benefits, gross of any related tax benefits, for the years ended December 31, 2014 and 2013, respectively:

(in thousands)	2014	2013
Balance, beginning of period	$602	$598
Effectively settled positions	(86)	4
Changes for tax positions of current year	146	—
Changes for tax positions of prior years/assumed in merger	2,009	—
Balance, end of period	$2,671	$602

Note 13 – Interest Bearing Deposits

The following table presents the major types of interest bearing deposits at December 31, 2014 and 2013:

(in thousands)	2014	2013
Interest bearing demand	$2,054,994	$1,233,070
Money market	6,113,138	3,349,946
Savings	971,185	560,699
Time, $100,000 and over	1,765,721	1,065,380
Time less than $100,000	1,242,257	472,088
Total interest bearing deposits	$12,147,295	$6,681,183
As of December 31, 2014 and 2013, the Company had time deposits of $859.7 million and $496.3 million, respectively, that meet or exceed the FDIC insurance limit. The following table presents the scheduled maturities of time deposits as of December 31, 2014:

(in thousands)
Year	Amount
2015	$1,816,344
2016	777,978
2017	160,559
2018	67,849
2019	143,826
Thereafter	41,422
Total time deposits	$3,007,978
The following table presents the remaining maturities of time deposits of $100,000 or more as of December 31, 2014:

(in thousands)	Amount
Three months or less	$384,868
Over three months through six months	331,049
Over six months through twelve months	376,671
Over twelve months	673,133
Time, $100,000 and over	$1,765,721

Note 14 – Securities Sold Under Agreements To Repurchase

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2014 and 2013:

(dollars in thousands)		Weighted	Carrying	Market
		Average	Value of	Value of
	Repurchase	Interest	Underlying	Underlying
	Amount	Rate	Assets	Assets
December 31, 2014	$313,321	0.04%	$411,569	$411,569
December 31, 2013	$224,882	0.07%	$229,439	$229,439
The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $189.5 million, $177.9 million, and $142.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The maximum amount outstanding at any month end for the years ended December 31, 2014, 2013 and 2012, was $313.3 million, $233.8 million, and $166.3 million, respectively. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.

Note 15 – Federal Funds Purchased

At December 31, 2014 and 2013, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $4.7 billion at December 31, 2014. The Bank had available lines of credit with the Federal Reserve totaling $698.8 million subject to certain collateral requirements, namely the amount of certain pledged loans at December 31, 2014. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $455.0 million at December 31, 2014. At December 31, 2014, the lines of credit had interest rates ranging from 0.3% to 1.0%. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

16 – Term Debt

The Bank had outstanding secured advances from the FHLB and other creditors at December 31, 2014 and 2013 with carrying values of $1.0 billion and $251.5 million, respectively.
The following table summarizes the future contractual maturities of borrowed funds as of December 31, 2014:

(in thousands)
Year	Amount
2015	$265,000
2016	525,016
2017	155,000
2018	50,000
2019	—
Thereafter	5,646
Total borrowed funds	$1,000,662	(1)
(1) Amount shows contractual borrowings, excluding purchase accounting adjustments.

The maximum amount outstanding from the FHLB under term advances at month end during 2014 was $1.1 billion and during 2013 was $245.0 million. The average balance outstanding during 2014 was $842.1 million and during 2013 was $245.0 million. The average contractual interest rate on the borrowings was 1.6% in 2014 and 4.6% in 2013. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for notes. The Bank has pledged as collateral for these notes all FHLB stock, all funds on deposit with the FHLB, and its investments and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

Note 17 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of December 31, 2014:

(dollars in thousands)
Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$15,108	Floating rate, LIBOR plus 3.35%, adjusted quarterly	4.89%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	22,852	Floating rate, LIBOR plus 3.45%, adjusted quarterly	4.98%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	7,147	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.44%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	7,124	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.48%	March 2034
Umpqua Master Trust I	August 2007	41,238	23,480	Floating rate, LIBOR plus 1.35%, adjusted quarterly	2.79%	September 2037
Umpqua Master Trust IB	September 2007	20,619	13,761	Floating rate, LIBOR plus 2.75%, adjusted quarterly	4.48%	December 2037
Sterling Capital Trust III	April 2003	14,433	11,121	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.53%	April 2033
Sterling Capital Trust IV	May 2003	10,310	7,858	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.44%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	15,776	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.55%	June 2033
Sterling Capital Trust VI	June 2003	10,310	7,836	Floating rate, LIBOR plus 3.20%, adjusted quarterly	4.52%	September 2033
Sterling Capital Trust VII	June 2006	56,702	33,447	Floating rate, LIBOR plus 1.53%, adjusted quarterly	2.98%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	30,754	Floating rate, LIBOR plus 1.63%, adjusted quarterly	3.12%	December 2036
Sterling Capital Trust IX	July 2007	46,392	26,555	Floating rate, LIBOR plus 1.40%, adjusted quarterly	2.86%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	7,019	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.48%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	6,407	Floating rate, LIBOR plus 1.80%, adjusted quarterly	3.27%	June 2035
Klamath First Capital Trust I	July 2001	15,464	13,049	Floating rate, LIBOR plus 3.75%, adjusted semiannually	4.84%	July 2031
		379,390	249,294
AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,161	10.875%	8.46%	March 2030
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,780	10.200%	8.42%	February 2031
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,217	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.05%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,214	Floating rate, LIBOR plus 2.95%, adjusted quarterly	2.51%	September 2033
CIB Capital Trust	November 2002	10,310	11,088	Floating rate, LIBOR plus 3.45%, adjusted quarterly	3.03%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	3.82%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.84%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.13%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.13%	September 2033
		96,037	101,576
	Total	$475,427	$350,870

(1)
Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of December 31, 2014.

The Trusts are reflected as junior subordinated debentures in the Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Consolidated Balance Sheets, and totaled $14.3 million at December 31, 2014 and $6.9 million at December 31, 2013. As of December 31, 2014, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling. Refer to Note 23 for discussion of the rational for election of fair value and the approach used to fair value the selected junior subordinated debentures.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments, the discounts will reverse over time in a manner similar to the effective interest rate method as if these instruments were accounted for under the amortized cost method. Losses recorded resulting from the change in the fair value of these instruments were $5.1 million for the year ended December 31, 2014 and $2.2 million, for the years ended December 31, 2013 and 2012, respectively.

Note 18 – Employee Benefit Plans

Employee Savings Plan-Substantially all of the Bank's and Umpqua Investments' employees are eligible to participate in the Umpqua Bank 401(k) and Profit Sharing Plan (the "Umpqua 401(k) Plan"), a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company's Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. The Company's contributions charged to expense amounted to $5.0 million, $3.8 million, and $3.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Supplemental Retirement Plan-The Company has established the Umpqua Holdings Corporation Deferred Compensation & Supplemental Retirement Plan (the "DC/SRP"), a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Company's Board of Directors. The DC/SRP has two components, a supplemental retirement plan ("SRP") and a deferred compensation plan ("DCP"). The Company may make discretionary contributions to the SRP. For the years ended December 31, 2014, 2013 and 2012, the Company's matching contribution charged to expense for these supplemental plans totaled $140,000, $123,000, and $116,000, respectively. The SRP plan balances at December 31, 2014 and 2013 were $812,000 and $678,000, respectively, and are recorded in other liabilities. Under the DCP, eligible officers may elect to defer up to 50% of their salary into a plan account. The DCP plan balance was $3.9 million and $2.1 million at December 31, 2014 and 2013, respectively.
Salary Continuation Plans-The Bank sponsors various salary continuation plans for the CEO and certain retired employees. These plans are unfunded, and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee's death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan. At December 31, 2014 and 2013, liabilities recorded for the estimated present value of future salary continuation plan benefits totaled $42.9 million and $19.0 million, respectively, and are recorded in other liabilities. For the years ended December 31, 2014, 2013 and 2012, expense recorded for the salary continuation plan benefits totaled $2.9 million, $849,000, and $2.5 million, respectively.
Deferred Compensation Plans and Rabbi Trusts-The Bank from time to time adopts deferred compensation plans that provide certain key executives with the option to defer a portion of their compensation. In connection with prior acquisitions, the Bank assumed liability for certain deferred compensation plans for key employees, retired employees and directors. Subsequent to the effective date of the acquisitions, no additional contributions were made to these plans. At December 31, 2014 and 2013, liabilities recorded in connection with deferred compensation plan benefits totaled $5.6 million and $1.9 million, respectively, and are recorded in other liabilities.
The Bank has established and sponsors, for some deferred compensation plans assumed in connection with prior mergers, irrevocable trusts commonly referred to as "Rabbi Trusts." The trust assets (generally cash and trading assets) are consolidated in the Company's balance sheets and the associated liability (which equals the related asset balances) is included in other liabilities. The asset and liability balances related to these trusts as of December 31, 2014 and 2013 were $5.6 million and $3.9 million, respectively.
The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank's intent to hold these policies as a long-term investment. However, there will be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. At December 31, 2014 and 2013, the cash surrender value of these policies was $294.3 million and $96.9 million, respectively. At December 31, 2014 and 2013, the Bank also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $6.2 million and $1.8 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

Note 19 – Commitments and Contingencies

Lease Commitments — The Bank leases 286 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $33.1 million, $19.1 million, and $17.3 million. Rent expense was offset by rent income for the years ended December 31, 2014, 2013 and 2012 of $512,000, $785,000 and $1.0 million.

The following table sets forth, as of December 31, 2014, the future minimum lease payments under non-cancelable operating leases and future minimum income receivable under non-cancelable operating subleases:

(in thousands)	Lease	Sublease
	Payments	Income
2015	$33,344	$647
2016	28,876	455
2017	24,709	254
2018	21,170	80
2019	18,284	13
Thereafter	57,720	3
Total	$184,103	$1,452

 Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of December 31, 2014
Commitments to extend credit	$2,942,042
Commitments to extend overdrafts	$944,855
Forward sales commitments	$400,988
Commitments to originate loans held for sale	$213,051
Standby letters of credit	$58,463

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees in connection with standby letters of credit during the year ended December 31, 2014 or December 31, 2013. At December 31, 2014, approximately $49.5 million of standby letters of credit expire within one year, and $9.0 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $1.4 million as of December 31, 2014.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of December 31, 2014, the Company had a residential mortgage loan repurchase reserve liability of $3.4 million.

Legal Proceedings—The Bank owns 483,806 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4121 per Class A share. As of December 31, 2014, the value of the Class A shares was $262.20 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $52.3 million as of December 31, 2014, and has not been reflected in the accompanying financial statements. The shares of Visa Inc. Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa Inc. may sell additional Class A shares and use the proceeds to settle litigation, thereby reducing the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On July 13, 2012, Visa, Inc. announced that it had entered into a memorandum of understanding obligating it to enter into a settlement agreement to resolve the multi-district interchange litigation brought by the class plaintiffs in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720 (JG) (JO) in the U.S. District Court for the Eastern District of New York. The claims originally were brought by a class of U.S. retailers in 2005.  The settlement was approved by the Court on December 13, 2013, and Visa's share of the settlement to be paid is estimated at $4.4 billion.  However, the December 13, 2013, decision of the Court is currently being appealed, thus the ultimate effect of this settlement on the value of the Bank's Class B common stock is unknown at this time.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company and its subsidiaries, including the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company's consolidated financial condition or results of operations.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 80% and 74% of the Bank's loan and lease portfolio at December 31, 2014 and December 31, 2013.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

Note 20 – Derivatives

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in 2014, 2013, and 2012.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2014, the Bank had commitments to originate mortgage loans held for sale totaling $213.1 million and forward sales commitments of $401.0 million.

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

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of December 31, 2014, the Bank had 302 interest rate swaps with an aggregate notional amount of $1.4 billion related to this program. As of December 31, 2013, the Bank had 254 interest rate swaps with an aggregate notional amount of $1.3 billion related to this program.

In connection with the interest rate swap program with commercial customers, the Bank has agreements with its derivative counterparties that contain a provision where if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank also has agreements with its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Bank were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. If the Bank had breached any of these provisions at December 31, 2014, it could have been required to settle its obligations under the agreements at the termination value.

As of December 31, 2014 and 2013, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $29.0 million and $12.1 million, respectively.  The Bank has collateral posting requirements for initial or variation margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $43.5 million and $13.0 million as of December 31, 2014 and 2013, respectively.

The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, to comply with the provisions of ASC 820, the Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurements of its derivatives. The CVA is calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying the counterparties' credit spreads to the exposure. For derivatives with two-way exposure, specifically, the Bank's interest rate swaps, the counterparty's credit spread is applied to the Bank's exposure to the counterparty, and the Bank's own credit spread is applied to the counterparty's exposure to the Bank, and the net CVA is reflected in the Bank's derivative valuations. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. For the Bank's own credit spread and for counterparties having publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. For counterparties without publicly available credit information, which are primarily commercial banking customers, the credit spreads over LIBOR used in the calculations are estimated by the Bank based on current market conditions, including consideration of current borrowing spreads for similar customers and transactions, review of existing collateralization or other credit enhancements, and changes in credit sector and entity-specific credit information. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Bank has considered the impact of netting and any applicable credit enhancements.  The Company made an accounting policy election to use the exception commonly referred to as the "portfolio exception" with respect to measuring counterparty credit risk for its interest rate swap derivative instruments that are subject to master netting agreements with commercial banking customers that are hedged with offsetting interest rate swaps with third parties.

The following tables summarize the types of derivatives, separately by assets and liabilities and the fair values of such derivatives as of December 31, 2014 and December 31, 2013:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated	December 31,	December 31,	December 31,	December 31,
as hedging instrument	2014	2013	2014	2013
Interest rate lock commitments	$2,867	$706	$—	$—
Interest rate forward sales commitments	16	1,250	2,627	6
Interest rate swaps	26,327	15,965	28,158	14,556
Total	$29,210	$17,921	$30,785	$14,562

The following table summarizes the types of derivatives and the gains (losses) recorded during the 2014, 2013, and 2012:

(in thousands)
Derivatives not designated	December 31,
as hedging instrument	2014	2013	2012
Interest rate lock commitments	$2,000	$(772)	$(271)
Interest rate forward sales commitments	(23,463)	13,225	(21,281)
Interest rate swaps	(3,232)	1,243	336
Total	$(24,695)	$13,696	$(21,216)

The bank incorporates credit valuation adjustment ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of December 31, 2014 and 2013, the net CVA increased the settlement values of the Bank's net derivative assets by $1.9 million and $1.4 million, respectively. The gains (losses) above on the interest rate swaps relate to CVAs. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The following table summarizes the derivatives that have a right of offset as of December 31, 2014 and December 31, 2013:

(in thousands)				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
December 31, 2014
Derivative Assets
Interest rate swaps	$26,327	$—	$26,327	$(131)	$—	$26,196
Derivative Liabilities
Interest rate swaps	$28,158	$—	$28,158	$(131)	$(28,027)	$—

December 31, 2013
Derivative Assets
Interest rate swaps	$15,965	$—	$15,965	$(4,852)	$(2,207)	$8,906
Derivative Liabilities
Interest rate swaps	$14,556	$—	$14,556	$(4,852)	$(9,704)	$—
As of December 31, 2014, the Company had $43.5 million of collateral pledged with counterparties, $28.0 million was pledge against interest rate swap derivative liabilities and $15.5 million was held by counterparties as required margin.

Note 21 – Stock Compensation and Share Repurchase Plan

On April 18, 2014, the Company completed the Merger with Sterling. The details of the conversion of Sterling common stock, stock options, and restricted stock units are included in Note 2. The conversion resulted in the issuance of 104,385,087 shares of common stock, 994,214 restricted stock units, and 439,921 stock options granted. Additionally, the 2,960,238 outstanding Sterling warrants were converted into warrants exercisable to receive 1.671 shares of Umpqua stock per warrant, with an exercise price of $12.88 as of the merger date. In November 2014, the warrants were net exercised in full for 2,889,896 shares and $6.6 million. As of December 31, 2014, the warrants were no longer outstanding.

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

Stock-Based Compensation
The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $12.5 million, $5.0 million and $4.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. The total income tax benefit recognized related to stock-based compensation was $4.8 million, $1.9 million and $1.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. During the year ended December 31, 2014, vesting was accelerated for certain restricted stock units and stock options issued in connection with the Sterling Merger, resulting in $2.8 million of accelerated compensation expense which was recorded in merger related expense.
As of December 31, 2014, there was $320,000 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 1.63 years. As of December 31, 2014, there was $10.5 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.25 years. As of December 31, 2014, there was $8.3 million of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 2.29 years, assuming the current expectation of performance conditions are met.
Stock Options
The following table summarizes information about stock option activity for the years ended December 31, 2014, 2013 and 2012:

(shares in thousands)	2014		2013		2012

	Options	Weighted-Avg	Options	Weighted-Avg	Options	Weighted-Avg
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Balance, beginning of period	981	$16.17	1,850	$15.37	2,151	$14.48
Granted/assumed	440	$12.12	—	$—	20	$11.98
Exercised	(572)	$11.93	(515)	$12.42	(174)	$5.63
Forfeited/expired	(42)	$19.28	(354)	$17.46	(147)	$13.45
Balance, end of period	807	$16.80	981	$16.17	1,850	$15.37
Options exercisable, end of period	676	$17.71	627	$18.86	1,263	$17.11

The following table summarizes information about outstanding stock options issued under all plans as of December 31, 2014:

(shares in thousands)	Options Outstanding			Options Exercisable
		Weighted Avg.
		Remaining
Range of	Options	Contractual Life	Weighted Avg.	Options	Weighted Avg.
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$4.58 to $11.89	258	5.08	$10.96	223	$10.81
$11.98 to $15.50	240	6.34	$13.23	144	$13.90
$21.22 to $24.71	234	0.09	$23.67	234	$23.67
$26.12 to $28.43	75	1.83	$26.89	75	$26.89
	807	3.67	$16.80	676	$17.71

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of both options outstanding and options exercisable as of December 31, 2014, was $2.5 million for both options outstanding and options exercisable.
The weighted average remaining contractual term of options exercisable was 3.7 years as of December 31, 2014.
The total intrinsic value of options exercised was $3.1 million, $2.3 million, and $1.2 million, in the years ended December 31, 2014, 2013 and 2012, respectively.
During the years ended December 31, 2014, 2013 and 2012, the amount of cash received from the exercise of stock options was $4.6 million, $159,000, and $831,000 and total consideration was $3.1 million, $6.4 million, and $981,000, respectively.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. In 2014, there were stock options assumed in the Sterling merger, however, no additional stock options were granted. There were no stock options granted in 2013. The following weighted average assumptions were used to determine the fair value at the acquisition date of stock option grants assumed from the Sterling merger during the year ended December 31, 2014 and at grant date for stock option grants for the year ended December 31, 2012:

	2014	2013	2012
Dividend yield	3.25%	n/a	3.90%
Expected life (years)	6.8	n/a	7.4
Expected volatility	31%	n/a	53%
Risk-free rate	0.91%	n/a	1.27%
Weighted average fair value of options on date of grant	$3.22	n/a	$4.39
The above items for 2013 are n/a as no stock options were granted in 2013.

Restricted Shares
The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares issued prior to 2011 generally vest on an annual basis over five years. Restricted shares issued since 2011 generally vest over a three years period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the year ended December 31:

(shares in thousands)	2014		2013		2012
		Weighted		Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant	Restricted	Average Grant
	Shares Outstanding	Date Fair Value	Shares Outstanding	Date Fair Value	Shares Outstanding	Date Fair Value
Balance, beginning of period	992	$12.79	763	$12.39	585	$12.98
Granted	839	$17.33	467	$13.04	369	$11.80
Vested/released	(399)	$12.42	(153)	$12.17	(147)	$13.50
Forfeited/expired	(46)	$12.99	(85)	$11.74	(44)	$11.52
Balance, end of period	1,386	$15.39	992	$12.79	763	$12.39

The total fair value of restricted shares vested was $7.1 million, $2.0 million, and $1.9 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following table summarizes information about nonvested restricted shares outstanding at December 31:

(shares in thousands)	2014		2013		2012
		Weighted		Weighted		Weighted
	Restricted	Average	Restricted	Average	Restricted	Average
	Stock Units	Grant Date	Stock Units	Grant Date	Stock Units	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value	Outstanding	Fair Value
Balance, beginning of period	95	$10.41	130	$10.41	219	$9.17
Assumed	994	$18.58	—	$—	25	$10.39
Released	(342)	$16.91	—	$—	—	$—
Forfeited/expired	(72)	$18.58	(35)	$10.42	(114)	$8.01
Balance, end of period	675	$18.03	95	$10.41	130	$10.41

The total fair value of restricted stock units vested and released was $4.8 million for the year ended December 31, 2014 and none for the years ended December 31, 2013 and 2012.

For the years ended December 31, 2014, 2013 and 2012, the Company received income tax benefits of $6.3 million, $1.7 million, and $1.2 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units.

For the years ended December 31, 2014, 2013 and 2012, the Company had a net tax benefit of $1.2 million and $148,000 and net tax deficiencies (tax deficiency resulting from tax deductions less than the compensation cost recognized) of $59,000, respectively. Only cash flows from gross excess tax benefits are classified as financing cash flows.

Share Repurchase Plan- The Company's share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. In April 2013, the repurchase program was extended to run through June 2015. As of December 31, 2014, a total of 12.0 million shares remained available for repurchase. The Company did not repurchase any shares under the repurchase plan in 2014, and repurchased 98,027 shares under the repurchase plan in 2013, and 512,280 shares under the repurchase plan in 2012. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares. During the years ended December 31, 2014 and 2013, there were 161,568 and 438,136 shares tendered in connection with option exercises, respectively. Restricted shares cancelled to pay withholding taxes totaled 107,131 and 48,514 shares during the years ended December 31, 2014 and 2013, respectively. There were 129,766 restricted stock units cancelled to pay withholding taxes for the years ended December 31, 2014 and none in 2013.

Note 22 – Regulatory Capital

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2014, that the Company meets all capital adequacy requirements to which it is subject.

The Company's capital amounts and ratios as of December 31, 2014 and December 31, 2013 are presented in the following table:

(dollars in thousands)			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,391,267	15.20%	$1,258,198	8.00%	$1,572,747	10.00%
Umpqua Bank	$2,181,776	13.90%	$1,255,819	8.00%	$1,569,774	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$2,271,563	14.44%	$629,099	4.00%	$943,648	6.00%
Umpqua Bank	$2,062,151	13.14%	$627,910	4.00%	$941,864	6.00%
Tier 1 Capital
(to Average Assets)
Consolidated	$2,271,563	10.99%	$827,128	4.00%	$1,033,910	5.00%
Umpqua Bank	$2,062,151	9.96%	$828,061	4.00%	$1,035,076	5.00%
As of December 31, 2013
Total Capital
(to Risk Weighted Assets)
Consolidated	$1,279,586	14.66%	$698,273	8.00%	$872,842	10.00%
Umpqua Bank	$1,177,782	13.51%	$697,428	8.00%	$871,785	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$1,183,061	13.56%	$348,986	4.00%	$523,478	6.00%
Umpqua Bank	$1,081,282	12.40%	$348,801	4.00%	$523,201	6.00%
Tier 1 Capital
(to Average Assets)
Consolidated	$1,183,061	10.90%	$434,151	4.00%	$542,689	5.00%
Umpqua Bank	$1,081,282	9.97%	$433,814	4.00%	$542,268	5.00%

The Company is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Bank is an Oregon state chartered bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), and is subject to the supervision and regulation of the FDIC and the Director of the Oregon Department of Consumer and Business Services, administered through the Division of Finance and Corporate Securities, as well as to the supervision and regulation of the California, Washington, Idaho, and Nevada banking regulators. As of December 31, 2014 , the most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.
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

Under the final rule, consistent with Section 171 of the Dodd-Frank Act, bank holding companies with less than $15 billion assets as of December 31, 2009 will be grandfathered and may continue to include these instruments in Tier 1 capital, subject to certain restrictions. However, if an institution grows above $15 billion as a result of an acquisition (including our closed merger with Sterling), the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). It is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the carrying value of these instruments, including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures in order to support regulatory total capital levels.

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

Note 23 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of December 31, 2014 and December 31, 2013, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets:

(in thousands)		December 31, 2014		December 31, 2013
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$1,605,171	$1,605,171	$790,423	$790,423
Trading securities	1,2	9,999	9,999	5,958	5,958
Investment securities available for sale	2	2,298,555	2,298,555	1,790,978	1,790,978
Investment securities held to maturity	3	5,211	5,554	5,563	5,874
Loans held for sale, at fair value	2	286,802	286,802	104,664	104,664
Loans and leases, net	3	15,211,565	15,252,083	7,633,081	7,660,151
Restricted equity securities	1	119,334	119,334	30,685	30,685
Residential mortgage servicing rights	3	117,259	117,259	47,765	47,765
Bank owned life insurance assets	1	294,296	294,296	96,938	96,938
FDIC indemnification asset	3	4,417	2,058	23,174	6,001
Derivatives	2,3	29,210	29,210	17,921	17,921
Visa Class B common stock	3	—	49,663	—	41,700
FINANCIAL LIABILITIES:
Deposits	1,2	$16,892,099	$16,893,890	$9,117,660	$9,125,832
Securities sold under agreements to repurchase	2	313,321	313,321	224,882	224,882
Term debt	2	1,006,395	1,018,948	251,494	270,004
Junior subordinated debentures, at fair value	3	249,294	249,294	87,274	87,274
Junior subordinated debentures, at amortized cost	3	101,576	73,840	101,899	72,009
Derivatives	2	30,785	30,785	14,562	14,562

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013:

(in thousands)	December 31, 2014
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$124	$—	$124	$—
Equity securities	5,283	5,283	—	—
Other investments securities(1)	4,592	—	4,592	—
Investment securities available for sale
U.S. Treasury and agencies	229	—	229	—
Obligations of states and political subdivisions	338,404	—	338,404	—
Residential mortgage-backed securities and
collateralized mortgage obligations	1,957,852	—	1,957,852	—
Investments in mutual funds and other equity securities	2,070	—	2,070	—
Loans held for sale, at fair value	286,802		286,802
Residential mortgage servicing rights, at fair value	117,259	—	—	117,259
Derivatives
Interest rate lock commitments	2,867	—	—	2,867
Interest rate forward sales commitments	16	—	16	—
Interest rate swaps	26,327	—	26,327	—
Total assets measured at fair value	$2,741,825	$5,283	$2,616,416	$120,126
Junior subordinated debentures, at fair value	$249,294	$—	$—	$249,294
Derivatives
Interest rate forward sales commitments	2,627	—	2,627	—
Interest rate swaps	28,158	—	28,158	—
Total liabilities measured at fair value	$280,079	$—	$30,785	$249,294

(in thousands)	December 31, 2013
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$2,366	$—	$2,366	$—
Equity securities	3,498	3,498	—	—
Other investments securities(1)	94	—	94	—
Investment securities available for sale
U.S. Treasury and agencies	268	—	268	—
Obligations of states and political subdivisions	235,205	—	235,205	—
Residential mortgage-backed securities and
collateralized mortgage obligations	1,553,541	—	1,553,541	—
Investments in mutual funds and other equity securities	1,964	—	1,964	—
Loans held for sale, at fair value	104,664		104,664
Residential mortgage servicing rights, at fair value	47,765	—	—	47,765
Derivatives
Interest rate lock commitments	706	—	—	706
Interest rate forward sales commitments	1,250	—	1,250	—
Interest rate swaps	15,965	—	15,965	—
Total assets measured at fair value	$1,967,286	$3,498	$1,915,317	$48,471
Junior subordinated debentures, at fair value	$87,274	$—	$—	$87,274
Derivatives
Interest rate forward sales commitments	6	—	6	—
Interest rate swaps	14,556	—	14,556	—
Total liabilities measured at fair value	$101,836	$—	$14,562	$87,274

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

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

Loans Held for Sale - Fair value is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights.

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

Residential Mortgage Servicing Rights - The fair value of MSR is estimated using a discounted cash flow model.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Management believes the significant inputs utilized are indicative of those that would be used by market participants.

Bank Owned Life Insurance Assets - Fair values of insurance policies owned are based on the insurance contract's cash surrender value.

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

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2014:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average (Range)
Residential mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	12.39%
		Discount Rate	9.17%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	83.9%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	6.18%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of December 31, 2014, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2014 and 2013.

(in thousands)	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2014
Residential mortgage servicing rights, at fair value	$47,765	$(16,587)	$86,081	$—	$117,259	$(13,430)
Interest rate lock commitment	706	(3,716)	28,350	(22,473)	2,867	2,867
Junior subordinated debentures, at fair value	87,274	12,303	156,840	(7,123)	249,294	12,303

2013
Residential mortgage servicing rights, at fair value	$27,428	$2,374	$17,963	$—	$47,765	$(2,376)
Interest rate lock commitment	1,478	(1,478)	62,560	(61,854)	706	706
Junior subordinated debentures, at fair value	85,081	6,090	—	(3,897)	87,274	6,090

Gains (losses) on residential MSR carried at fair value are recorded in residential mortgage banking revenue within other non-interest income. Gains (losses) on interest rate lock commitments carried at fair value are recorded in residential mortgage banking revenue within other non-interest income. Gains (losses) on junior subordinated debentures carried at fair value are recorded within other non-interest income.  The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities.

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

(in thousands)	December 31, 2014
	Total	Level 1	Level 2	Level 3
Loans and leases	$14,720	$—	$—	$14,720
Other real estate owned	12,741	—	—	12,741
	$27,461	$—	$—	$27,461

(in thousands)	December 31, 2013
	Total	Level 1	Level 2	Level 3
Loans and leases	$20,421	$—	$—	$20,421
Other real estate owned	4,756	—	—	4,756
	$25,177	$—	$—	$25,177

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Investment securities, held to maturity
Residential mortgage-backed securities
and collateralized mortgage obligations	$—	$—	$155
Loans and leases	10,265	27,171	37,897
Other real estate owned	3,728	2,160	11,542
Total loss from nonrecurring measurements	$13,993	$29,331	$49,594

The following provides a description of the valuation technique and inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis at December 31, 2013. Unobservable inputs and qualitative information about the unobservable inputs are not presented as the fair value is determined by third-party information. The loans and leases amount above represents impaired, collateral dependent loans that have been adjusted to fair value.  When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs.  Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals.  If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses.  The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral. The carrying value of loans fully charged-off is zero.

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of December 31, 2014 and December 31, 2013:

(in thousands)	December 31, 2014			December 31, 2013
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$286,802	$274,245	$12,557	$104,664	$101,795	$2,869

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Consolidated Statements of Income. For the years ended December 31, 2014, 2013 and 2012 the Company recorded a net increase of $6.4 million, a net decrease of $14.5 million, and a net increase of $14.0 million, respectively, representing the change in fair value reflected in earnings.

There were no nonaccrual mortgage loans held for sale or mortgage loans held for sale 90 days or more past due and still accruing interest as of December 31, 2014 and December 31, 2013, respectively.
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

Note 24 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012:

(in thousands, except per share data)	2014	2013	2012
NUMERATORS:
Net income	$147,520	$98,361	$101,891
Less:
Dividends and undistributed earnings allocated to participating securities (1)	484	788	682
Net earnings available to common shareholders	$147,036	$97,573	$101,209
DENOMINATORS:
Weighted average number of common shares outstanding - basic	186,550	111,938	111,935
Effect of potentially dilutive common shares (2)	994	238	216
Weighted average number of common shares outstanding - diluted	187,544	112,176	112,151
EARNINGS PER COMMON SHARE:
Basic	$0.79	$0.87	$0.90
Diluted	$0.78	$0.87	$0.90

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the years ended December 31, 2014, 2013 and 2012.

(in thousands)	2014	2013	2012
Stock options	443	669	1,306

Note 25 – Segment Information

The Company operates two primary segments: Community Banking and Home Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of December 31, 2014, the Community Banking segment operated 385 locations throughout Oregon, California, Washington, Idaho, and Nevada.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Year Ended December 31, 2014
(in thousands)	Community	Home
	Banking	Lending	Consolidated
Interest income	$755,374	$67,147	$822,521
Interest expense	43,077	5,616	48,693
Net interest income	712,297	61,531	773,828
Provision for loan and lease losses	40,241	—	40,241
Non-interest income	91,295	87,997	179,292
Non-interest expense	615,275	68,788	684,063
Income before income taxes	148,076	80,740	228,816
Provision for income taxes	52,683	28,613	81,296
Net income	95,393	52,127	147,520
Dividends and undistributed earnings allocated
to participating securities	484	—	484
Net earnings available to common shareholders	$94,909	$52,127	$147,036

Total assets	$20,098,560	$2,514,714	$22,613,274
Total loans and leases	$13,181,463	$2,146,269	$15,327,732
Total deposits	$16,850,682	$41,417	$16,892,099

Year Ended December 31, 2013
(in thousands)	Community	Home
	Banking	Lending	Consolidated
Interest income	$420,854	$21,992	$442,846
Interest expense	35,367	2,514	37,881
Net interest income	385,487	19,478	404,965
Provision for loan and lease losses	10,716	—	10,716
Non-interest income	42,102	79,339	121,441
Non-interest expense	325,743	38,918	364,661
Income before income taxes	91,130	59,899	151,029
Provision for income taxes	28,708	23,960	52,668
Net income	62,422	35,939	98,361
Dividends and undistributed earnings allocated
to participating securities	788	—	788
Net earnings available to common shareholders	$61,634	$35,939	$97,573

Total assets	$10,949,050	$687,062	$11,636,112
Total loans and leases	$7,196,137	$532,029	$7,728,166
Total deposits	$9,090,959	$26,701	$9,117,660

Year Ended December 31, 2012
(in thousands)	Community	Home
	Banking	Lending	Consolidated
Interest income	$435,814	$20,271	$456,085
Interest expense	46,105	2,744	48,849
Net interest income	389,709	17,527	407,236
Provision for loan and lease losses	29,201	—	29,201
Non-interest income	52,031	84,798	136,829
Non-interest expense	322,197	37,455	359,652
Income before income taxes	90,342	64,870	155,212
Provision for income taxes	27,373	25,948	53,321
Net income	62,969	38,922	101,891
Dividends and undistributed earnings allocated
to participating securities	682	—	682
Net earnings available to common shareholders	$62,287	$38,922	$101,209

Total assets	$11,075,366	$720,077	$11,795,443
Total loans and leases	$6,806,199	$370,234	$7,176,433
Total deposits	$9,350,900	$28,375	$9,379,275

Note 26 – Related Party Transactions

In the ordinary course of business, the Bank has made loans to its directors and executive officers (and their associated and affiliated companies). All such loans have been made in accordance with regulatory requirements.
The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Loans outstanding at beginning of year	$13,307	$12,272	$12,245
New loans and advances	11,392	3,584	2,697
Less loan repayments	(2,490)	(2,213)	(2,113)
Reclassification (1)	(2,491)	(336)	(557)
Loans outstanding at end of year	$19,718	$13,307	$12,272
(1) Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2014 and 2013 deposits of related parties amounted to $13.7 million and $15.3 million, respectively.
Note 27 – Parent Company Financial Statements

Condensed Balance Sheets
December 31,

(in thousands)	2014	2013
ASSETS
Non-interest bearing deposits with subsidiary banks	$102,102	$72,679
Investments in:
Bank subsidiary	4,054,288	1,847,168
Nonbank subsidiaries	38,776	29,193
Other assets	4,079	1,590
Total assets	$4,199,245	$1,950,630

LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to bank subsidiary	$33	$93
Other liabilities	67,345	33,938
Junior subordinated debentures, at fair value	249,294	87,274
Junior subordinated debentures, at amortized cost	101,576	101,899
Total liabilities	418,248	223,204
Shareholders' equity	3,780,997	1,727,426
Total liabilities and shareholders' equity	$4,199,245	$1,950,630

Condensed Statements of Income
Year Ended December 31,

(in thousands)	2014	2013	2012
INCOME
Dividends from subsidiaries	$250,848	$62,241	$78,755
Other income	(5,196)	(2,321)	(2,174)
Total income	245,652	59,920	76,581

EXPENSES
Management fees paid to subsidiaries	533	501	459
Other expenses	12,966	8,885	9,189
Total expenses	13,499	9,386	9,648

Income before income tax benefit and equity in undistributed
earnings of subsidiaries	232,153	50,534	66,933
Income tax benefit	(7,336)	(4,446)	(4,904)
Net income before equity in undistributed earnings of subsidiaries	239,489	54,980	71,837
Equity in undistributed earnings of subsidiaries	(91,969)	43,381	30,054
Net income	147,520	98,361	101,891
Dividends and undistributed earnings allocated to participating securities	484	788	682
Net earnings available to common shareholders	$147,036	$97,573	$101,209

Condensed Statements of Cash Flows
Year Ended December 31,

(in thousands)	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$147,520	$98,361	$101,891
Adjustment to reconcile net income to net cash
provided by operating activities:
Equity in undistributed earnings of subsidiaries	91,969	(43,381)	(30,054)
Depreciation, amortization and accretion	(322)	(322)	(322)
Change in fair value of junior subordinated debentures	5,849	2,193	2,182
Net (increase) decrease in other assets	(6,020)	(92)	4,925
Net (decrease) increase in other liabilities	(8,708)	(1,361)	(1,184)
Net cash provided by operating activities	230,288	55,398	77,438

INVESTING ACTIVITIES:
Investment in subsidiaries	6	(2,928)	(24,970)
Acquisitions	(102,143)	—	419
Net cash used by investing activities	(102,137)	(2,928)	(24,551)

FINANCING ACTIVITIES:
Net (decrease) increase in payables to subsidiaries	(4)	(8,448)	17
Dividends paid on common stock	(99,233)	(50,767)	(46,201)
Stock repurchased	(7,183)	(9,356)	(7,433)
Proceeds from exercise of stock options	7,692	6,397	980
Net cash used by financing activities	(98,728)	(62,174)	(52,637)

Change in cash and cash equivalents	29,423	(9,704)	250
Cash and cash equivalents, beginning of year	72,679	82,383	82,133
Cash and cash equivalents, end of year	$102,102	$72,679	$82,383

Note 28 – Quarterly Financial Information (Unaudited)

The following tables present the summary results for the eight quarters ending December 31, 2014:

(in thousands, except per share information)	2014
					Four
	December 31	September 30	June 30	March 31	Quarters
Interest income	$242,151	$239,523	$224,967	$115,880	$822,521
Interest expense	14,136	13,807	12,708	8,042	48,693
Net interest income	228,015	225,716	212,259	107,838	773,828
Provision for loan and lease losses	5,241	14,333	14,696	5,971	40,241
Non-interest income	49,832	61,924	44,529	23,007	179,292
Non-interest expense	190,856	182,558	214,131	96,518	684,063
Income before provision for income taxes	81,750	90,749	27,961	28,356	228,816
Provision for income taxes	29,204	31,760	10,740	9,592	81,296
Net income	52,546	58,989	17,221	18,764	147,520
Dividends and undistributed earnings allocated
to participating securities	146	142	83	113	484
Net earnings available to common shareholders	$52,400	$58,847	$17,138	$18,651	$147,036

Basic earnings per common share	$0.24	$0.27	$0.09	$0.17
Diluted earnings per common share	$0.24	$0.27	$0.09	$0.17
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15

(in thousands, except per share information)	2013
					Four
	December 31	September 30	June 30	March 31	Quarters
Interest income	$118,538	$115,960	$104,015	$104,333	$442,846
Interest expense	8,464	9,151	10,122	10,144	37,881
Net interest income	110,074	106,809	93,893	94,189	404,965
Provision for (recapture of) loan and lease losses	2,471	1,104	(79)	7,220	10,716
Non-interest income	26,785	26,144	34,497	34,015	121,441
Non-interest expense	95,364	95,604	87,931	85,762	364,661
Income before provision for income taxes	39,024	36,245	40,538	35,222	151,029
Provision for income taxes	13,754	12,768	14,285	11,861	52,668
Net income	25,270	23,477	26,253	23,361	98,361
Dividends and undistributed earnings allocated
to participating securities	212	196	197	183	788
Net earnings available to common shareholders	$25,058	$23,281	$26,056	$23,178	$97,573

Basic earnings per common share	$0.22	$0.21	$0.23	$0.21
Diluted earnings per common share	$0.22	$0.21	$0.23	$0.21
Cash dividends declared per common share	$0.15	$0.15	$0.20	$0.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2014, our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.
Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2014 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment and those criteria, we believe that, as of December 31, 2014, the Company maintained effective internal control over financial reporting.
The Company's registered public accounting firm has audited the Company's consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2014 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The attestation report expresses an unqualified opinion on the effectiveness of the Company's internal controls over financial reporting as of December 31, 2014.
February 23, 2015

ITEM 9B. OTHER INFORMATION.
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

During 2014, neither the Company nor its subsidiaries engaged in any reportable transactions with Iran or with persons or entities related to Iran.

The Company reported information regarding activities of deemed affiliates of the Company’s former affiliate Warburg Pincus LLC (“WP”) in Quarterly Reports on Form 10-Q filed on August 5 and November 7, 2014. During the fourth quarter of 2014, none of the Company, its subsidiaries or affiliates engaged in any reportable transactions with Iran or with persons or entities related to Iran. During the year ended December 31, 2014, affiliates of WP beneficially owned more than 10% of our outstanding common stock. Accordingly, WP and its affiliates may have been deemed to be an "affiliate" of the Company, as the term is defined in SEC Rule 12b-2, until WP’s sale of shares of our common stock on or about August 12, 2014. Since that transaction, and as of December 31, 2014, WP and its affiliates were no longer deemed to be "affiliates" of the Company.

The description of the activities below has been provided to the Company by WP and was included in the Company Form 10-Q filed November 7, 2014. Affiliates of WP: (i) beneficially owned more than 10% of our outstanding common stock during the year ended December 31, 2014 (until August 12, 2014), and (ii) beneficially owned more than 10% of the equity interests of, and had the right to designate members of the board of directors of Endurance International Group ("EIG") and Santander Asset Management Investment Holdings Limited ("SAMIH"). EIG and SAMIH may, through WP, have been deemed to be under common "control" with the Company under SEC rules; however, this statement is not meant to be an admission that common control existed during the year ended December 31, 2014.

The disclosure below relates solely to activities conducted by EIG and SAMIH and its non-U.S. affiliates that may have been deemed to be under common "control" with the Company until August 12, 2014. The disclosure does not relate to any activities conducted by the Company or by WP and does not involve the Company's or WP's management. The Company has not had any involvement in or control over WP or the disclosed activities of EIG. Neither the Company nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither the Company nor WP has independently verified or participated in the preparation of the disclosure. Neither the Company nor WP is representing to the accuracy or completeness of the disclosure nor does the Company or WP undertake any obligation to correct or update it.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2015 annual meeting of shareholders under the captions "Annual Meeting Business"- "Item 1, Election of Directors", "Information About Executive Officers", "Corporate Governance Overview" and "Section 16(a) Beneficial Ownership Reporting Compliance."
ITEM 11. EXECUTIVE COMPENSATION.
The response to this item is incorporated by reference to the Proxy Statement, under the captions "Director Compensation, "Compensation Discussion and Analysis," "Compensation Committee Report," and "Compensation Tables."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is set forth in Part II, Item 5, "Equity Compensation Plan Information" of this Annual Report on Form 10-K, and is incorporated by reference to the Proxy Statement, under the caption "Security Ownership of Management and Others."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference to the Proxy Statement, under the captions "Annual Meeting Business- Item 1, Election of Directors" and "Related Party Transactions."
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The response to this item is incorporated by reference to the Proxy Statement, Item 2-Ratification of Auditor Appointment under the caption "Item 2. Ratification (Non-Binding) of Auditor Appointment - Independent Registered Public Accounting Firm."
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

(3)	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed on the Index of Exhibits to this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2015.
UMPQUA HOLDINGS CORPORATION (Registrant)

/s/ Raymond P. Davis		February 23, 2015
Raymond P. Davis, President and Chief Executive Officer

Signature	Title	Date
/s/ Raymond P. Davis	President, Chief Executive Officer and Director	February 23, 2015
Raymond P. Davis	(Principal Executive Officer)

/s/ Ronald L. Farnsworth	Executive Vice President, Chief Financial Officer	February 23, 2015
Ronald L. Farnsworth	(Principal Financial Officer)

/s/ Neal T. McLaughlin	Executive Vice President, Treasurer	February 23, 2015
Neal T. McLaughlin	(Principal Accounting Officer)

/s/ Ellen R.M. Boyer	Director	February 23, 2015
Ellen R.M. Boyer

/s/ Robert C. Donegan	Director	February 23, 2015
Robert C. Donegan

/s/ C. Webb Edwards	Director	February 23, 2015
C. Webb Edwards

/s/ Peggy Y. Fowler	Director	February 23, 2015
Peggy Y. Fowler

/s/ Stephen M. Gambee	Director	February 23, 2015
Stephen M. Gambee

/s/ James S. Greene	Director	February 23, 2015
James S. Greene

/s/ Luis F. Machuca	Director	February 23, 2015
Luis F. Machuca

/s/ Maria M. Pope	Director	February 23, 2015
Maria M. Pope

/s/ Susan F. Stevens	Director	February 23, 2015
Susan F. Stevens

/s/ Hilliard C. Terry, III	Director	February 23, 2015
Hilliard C. Terry, III

/s/ Bryan L. Timm	Director	February 23, 2015
Bryan L. Timm

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 7, 2014

3.2	Bylaws, as amended	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1**	Third Restated Supplemental Executive Retirement Plan effective April 16, 2008 between the Company and Raymond P. Davis	Incorporated by reference to Exhibit 99.1 to Form 8-K/A filed April 22, 2008

10.2**	Employment Agreement dated July 1, 2003, between the Company and Raymond P. Davis	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 14, 2003

10.3**	2003 Stock Incentive Plan, as amended, effective March 5, 2007	Incorporated by reference to Appendix A to Form DEF 14A filed March 14, 2007

10.4**	Form of Employment Agreement with executive officers Farnsworth, and McLaughlin	Incorporated by reference to Exhibit 99.1 to Form 8-K filed March 7, 2008

10.5**	Form of Long Term Incentive Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 3, 2007

10.6**	Split-Dollar Insurance Agreement dated April 16, 2008 between the Company and Raymond P. Davis	Incorporated by reference to Exhibit 99.2 to Form 8-K filed April 22, 2008

10.7**	Form of First Amendment to form of Employment Agreement with executive officers Farnsworth and McLaughlin	Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 14, 2013

10.8**	Employment Agreement dated effective March 21, 2010 between the Company and Cort O'Haver	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 4, 2010

10.9**	First Amendment to Employment Agreement with Cort O’Haver dated effective December 1, 2014	Filed herewith

10.10**	Employment Agreement dated effective June 1, 2010 between the Company and Mark Wardlow	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 4, 2010

10.11**	Umpqua Holdings Corporation 2013 Incentive Plan, effective December 14, 2012	Incorporated by reference to Appendix A to DEF 14A filed February 25, 2013

10.12**	Form of Restricted Stock Award Agreement under 2013 Incentive Plan (Service Vesting)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 31, 2014

10.13**	Form of Restricted Stock Award Agreement under 2013 Incentive Plan (Performance Vesting)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 31, 2014

10.14**	Form of Restricted Stock Award Agreement under 2013 Incentive Plan (162(m) Performance Vesting)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 31, 2014

10.15**	Employment Agreement, dated September 11, 2013, by and between the Company and J. Gregory Seibly	Incorporated by reference to Exhibit 10.3 to Form S-4 filed November 15, 2013 (Registration No. 333-192346)

10.16**	First Amendment to Employment Agreement with J. Gregory Seibly	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 5, 2014

10.17**	Employment Agreement, dated September 11, 2013, by and between the Company and Ezra Eckhardt	Filed herewith

Exhibit #	Description	Location

10.18**	First Amendment to Employment Agreement with Ezra Eckhardt	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 5, 2014

10.19**	Sterling Financial Corporation 2010 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Sterling Financial Corporation filed December 9, 2010

12.0	Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP	Filed herewith

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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