Form 10-Q
period 2015-03-31
UMPQUA HOLDINGS CORP
filed 2015-05-07
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: March 31, 2015
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

Common stock, no par value: 220,557,889 shares outstanding as of April 30, 2015

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)
	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$292,558	$282,455
Interest bearing deposits and temporary investments (restricted cash of $62,925 and $47,717)	1,088,316	1,322,716
Total cash and cash equivalents	1,380,874	1,605,171
Investment securities
Trading, at fair value	10,452	9,999
Available for sale, at fair value	2,535,121	2,298,555
Held to maturity, at amortized cost	4,953	5,211
Loans held for sale, at fair value	406,487	286,802
Loans and leases	15,548,957	15,327,732
Allowance for loan and lease losses	(120,104)	(116,167)
Net loans and leases	15,428,853	15,211,565
Restricted equity securities	117,218	119,334
Premises and equipment, net	322,925	317,834
Goodwill	1,788,640	1,786,225
Other intangible assets, net	53,927	56,733
Residential mortgage servicing rights, at fair value	116,365	117,259
Other real estate owned	32,064	37,942
FDIC indemnification asset	1,861	4,417
Bank owned life insurance	294,697	294,296
Deferred tax asset, net	198,778	230,442
Other assets	259,943	228,118
Total assets	$22,953,158	$22,609,903
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$4,930,642	$4,744,804
Interest bearing	12,291,924	12,147,295
Total deposits	17,222,566	16,892,099
Securities sold under agreements to repurchase	321,202	313,321
Term debt	965,675	1,006,395
Junior subordinated debentures, at fair value	250,652	249,294
Junior subordinated debentures, at amortized cost	101,496	101,576
Other liabilities	290,597	269,592
Total liabilities	19,152,188	18,832,277
COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2015 and 2014; issued and outstanding: 220,453,729 in 2015 and 220,161,120 in 2014	3,521,201	3,519,316
Retained earnings	260,128	246,242
Accumulated other comprehensive income	19,641	12,068
Total shareholders' equity	3,800,970	3,777,626
Total liabilities and shareholders' equity	$22,953,158	$22,609,903

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended
	March 31,
	2015	2014
INTEREST INCOME
Interest and fees on loans and leases	$214,663	$103,986
Interest and dividends on investment securities:
Taxable	11,551	9,291
Exempt from federal income tax	2,720	2,112
Dividends	101	50
Interest on temporary investments and interest bearing deposits	825	441
Total interest income	229,860	115,880
INTEREST EXPENSE
Interest on deposits	7,103	3,848
Interest on securities sold under agreement to repurchase	48	41
Interest on term debt	3,464	2,273
Interest on junior subordinated debentures	3,337	1,880
Total interest expense	13,952	8,042
Net interest income	215,908	107,838
PROVISION FOR LOAN AND LEASE LOSSES	12,637	5,971
Net interest income after provision for loan and lease losses	203,271	101,867
NON-INTEREST INCOME
Service charges on deposit accounts	14,296	7,767
Brokerage commissions and fees	4,769	3,725
Residential mortgage banking revenue, net	28,227	10,439
Gain on investment securities, net	116	—
Gain on loan sales	6,728	517
Loss on junior subordinated debentures carried at fair value	(1,555)	(542)
Change in FDIC indemnification asset	(1,286)	(4,840)
BOLI income	2,781	736
Other income	9,519	5,436
Total non-interest income	63,595	23,238
NON-INTEREST EXPENSE
Salaries and employee benefits	107,923	53,218
Net occupancy and equipment	32,150	16,501
Communications	4,794	2,902
Marketing	3,027	1,005
Services	13,988	5,990
FDIC assessments	3,214	1,863
Net loss (gain) on other real estate owned	1,814	(64)
Intangible amortization	2,806	1,194
Merger related expenses	14,082	5,983
Other expenses	9,300	7,926
Total non-interest expense	193,098	96,518
Income before provision for income taxes	73,768	28,587
Provision for income taxes	26,639	9,936
Net income	$47,129	$18,651

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended
	March 31,
	2015	2014
Net income	$47,129	$18,651
Dividends and undistributed earnings allocated to participating securities	84	113
Net earnings available to common shareholders	$47,045	$18,538
Earnings per common share:
Basic	$0.21	$0.17
Diluted	$0.21	$0.16
Weighted average number of common shares outstanding:
Basic	220,349	112,170
Diluted	221,051	112,367

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended
	March 31,
	2015	2014
Net income	$47,129	$18,651
Available for sale securities:
Unrealized gains arising during the period	12,740	7,979
Reclassification adjustment for net gains realized in earnings (net of tax expense of $45 and $0 for the three months ended March 31, 2015 and 2014)	(71)	—
Income tax expense related to unrealized gains	(5,096)	(3,192)
Net change in unrealized gains	7,573	4,787
Held to maturity securities:
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $0 and $6 for the three months ended March 31, 2015 and 2014)	—	10
Net change in unrealized losses related to factors other than credit	—	10
Other comprehensive income, net of tax	7,573	4,797
Comprehensive income	$54,702	$23,448

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2014	111,973,203	$1,514,485	$217,917	$(4,976)	$1,727,426
Cumulative effect adjustment			(3,509)		(3,509)
Restated balance at January 1, 2014			214,408		1,723,917
Net income, retrospectively adjusted			147,658		147,658
Other comprehensive income, net of tax				17,044	17,044
Stock issued in connection with merger (1)	104,385,087	1,989,030			1,989,030
Stock-based compensation		15,292			15,292
Stock repurchased and retired	(403,828)	(7,183)			(7,183)
Issuances of common stock under stock plans and related net tax benefit (2)	4,206,658	7,692			7,692
Cash dividends on common stock ($0.60 per share)			(115,824)		(115,824)
Balance at December 31, 2014	220,161,120	$3,519,316	$246,242	$12,068	$3,777,626

BALANCE AT JANUARY 1, 2015	220,161,120	$3,519,316	$246,242	$12,068	$3,777,626
Net income			47,129		47,129
Other comprehensive income, net of tax				7,573	7,573
Stock-based compensation		3,433			3,433
Stock repurchased and retired	(130,818)	(2,220)			(2,220)
Issuances of common stock under stock plans and related net tax benefit	423,427	672			672
Cash dividends on common stock ($0.15 per share)			(33,243)		(33,243)
Balance at March 31, 2015	220,453,729	$3,521,201	$260,128	$19,641	$3,800,970

(1) The amount of common stock issued in connection with the merger is net of $784,000 of issuance costs.
(2) The shares issued include 2,889,896 of warrants exercised.

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,129	$18,651
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	5,605	4,000
Gain on sale of investment securities, net	(116)	—
Gain on sale of other real estate owned	(578)	(163)
Valuation adjustment on other real estate owned	2,392	99
Provision for loan and lease losses	12,637	5,971
Proceeds from bank owned life insurance	—	187
Change in cash surrender value of bank owned life insurance	(2,336)	(838)
Change in FDIC indemnification asset	1,286	4,840
Depreciation, amortization and accretion	11,490	4,280
Increase in residential mortgage servicing rights	(8,837)	(2,408)
Change in residential mortgage servicing rights carried at fair value	9,731	953
Change in junior subordinated debentures carried at fair value	1,358	526
Stock-based compensation	3,433	1,534
Net (increase) decrease in trading account assets	(453)	1,460
Gain on sale of loans	(34,692)	(9,684)
Change in loans held for sale carried at fair value	(4,875)	(324)
Origination of loans held for sale	(862,155)	(204,356)
Proceeds from sales of loans held for sale	775,309	245,405
Excess tax benefits from the exercise of stock options	(586)	(892)
Change in other assets and liabilities:
Net decrease in other assets	(329)	(678)
Net increase in other liabilities	20,253	2,077
Net cash (used) provided by operating activities	(24,334)	70,640
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(394,872)	—
Proceeds from investment securities available for sale	165,100	93,176
Proceeds from investment securities held to maturity	164	167
Redemption of restricted equity securities	2,116	737
Net loan and lease originations	(303,577)	(61,331)
Proceeds from sales of loans	79,575	22,272
Proceeds from disposals of furniture and equipment	2,318	30
Purchases of premises and equipment	(21,018)	(8,162)
Net payments to FDIC indemnification asset	(446)	(812)
Proceeds from sales of other real estate owned	5,528	1,914
Net cash (used) provided by investing activities	$(465,112)	$47,991

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(in thousands)	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$331,988	$155,999
Net increase in securities sold under agreements to repurchase	7,881	37,601
Repayment of term debt	(39,999)	—
Dividends paid on common stock	(33,109)	(16,936)
Excess tax benefits from stock based compensation	586	892
Proceeds from stock options exercised	22	3,112
Retirement of common stock	(2,220)	(4,614)
Net cash provided by financing activities	265,149	176,054
Net increase in cash and cash equivalents	(224,297)	294,685
Cash and cash equivalents, beginning of period	1,605,171	790,423
Cash and cash equivalents, end of period	$1,380,874	$1,085,108

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,673	$9,032
Income taxes	$5,936	$1,456
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$7,573	$4,787
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$—	$10
Cash dividend declared on common stock and payable after period-end	$33,126	$16,947
Transfer of loans to other real estate owned	$1,464	$1,878
Transfer from FDIC indemnification asset to due from FDIC and other	$1,270	$(28)
Receivable from BOLI death benefits	$1,935	$—

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation conform to accounting principles generally accepted in the United States of America. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2014 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2014 Annual Report filed on Form 10-K. All references in this report to "Umpqua," "we," "our," "us," the "Company" or similar references mean Umpqua Holdings Corporation, and include our consolidated subsidiaries where the context so requires. References to "Bank" refer to our subsidiary Umpqua Bank, an Oregon state-chartered commercial bank, and references to "Umpqua Investments" refer to our subsidiary Umpqua Investments, Inc., a registered broker-dealer and investment adviser. The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to March 31, 2015 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform to current classifications.

Application of new accounting guidance
As of January 1, 2015, Umpqua adopted the Financial Accounting Standards Board's ("FASB") Accounting Standard Update ("ASU") No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. Application of ASU No. 2014-01 provides for a consistent accounting method for our investments in qualified affordable housing projects using a proportional amortization method. As required by ASU No. 2014-01, the new accounting methodology has been retrospectively applied resulting in changes to other non-interest income, tax expense, and net income, deferred tax asset, other assets, and retained earnings in the prior periods presented. The effect of this change was a decrease in net income of $109,000 for the quarter ended March 31, 2015. The effect of this change on the revised March 31, 2014 was a decrease in net income of $113,000. Retained earnings as of January 1, 2014, has been adjusted down by $3.5 million for the effect of the retroactive application of the new standard.

As of January 1, 2015, Umpqua applied FASB ASU No. 2014-04, Receivables -Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when a repossession or foreclosure has occurred. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. As of March 31, 2015, Umpqua had $3.4 million of foreclosed residential real estate property held as other real estate owned. Umpqua's recorded investment in consumer mortgage loans collateralized by residential real estate property in process of foreclosure was $6.9 million as of March 31, 2015.

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

•
Immediately following the Merger, Sterling's wholly owned banking subsidiary, Sterling Savings Bank, merged with and into the Bank (the "Bank Merger"), with the Bank as the surviving bank in the Bank Merger;

•	Holders of shares of common stock of Sterling had the right to receive 1.671 shares of the Company's common stock and $2.18 in cash for each share of Sterling common stock;

•	Each outstanding warrant issued by Sterling converted into a warrant exercisable for 1.671 shares of the Company's common stock and $2.18 in cash for each warrant when exercised;

•	Each outstanding option to purchase a share of Sterling common stock converted into an option to purchase 1.7896 shares of the Company's common stock, subject to vesting conditions; and

•
Each outstanding restricted stock unit in respect of Sterling common stock converted into a restricted stock unit in respect of 1.7896 shares of the Company common stock, subject to vesting conditions.

A summary of the consideration paid, the assets acquired and liabilities assumed in the Merger are presented below:

(in thousands)
	Sterling
	April 18, 2014
Fair value of consideration to Sterling shareholders:
Cash paid		$136,200
Liability recorded for warrants' cash payment per share		6,453
Fair value of common shares issued		1,939,497
Fair value of warrants, common stock options, and restricted stock exchanged		50,317
Total consideration		2,132,467
Fair value of assets acquired:
Cash and cash equivalents	$253,067
Investment securities	1,378,300
Loans held for sale	214,911
Loans and leases	7,123,168
Premises and equipment	116,576
Residential mortgage servicing rights	62,770
Other intangible assets	54,562
Other real estate owned	8,666
Bank owned life insurance	193,246
Deferred tax asset	300,015
Accrued interest receivable	23,553
Other assets	148,906
Total assets acquired	9,877,740
Fair value of liabilities assumed:
Deposits	7,086,052
Securities sold under agreements to repurchase	584,746
Term debt	854,737
Junior subordinated debentures	156,171
Other liabilities	87,902
Total liabilities assumed	$8,769,608
Net assets acquired		1,108,132
Goodwill		$1,024,335

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

The operations of Sterling are included in our operating results beginning on April 19, 2014, and contributed an estimated net interest income of $114.0 million and net income of $33.9 million for the three months ended March 31, 2015.

The following table provides a breakout of Merger related expense for the three months ended March 31, 2015.

(in thousands)
Three Months Ended
March 31, 2015
Personnel	$4,367
Legal and professional	3,913
Premises and Equipment	3,017
Communication	434
Other	2,351
Total Merger related expense	$14,082

The following table presents unaudited pro forma results of operations for the three months ended March 31, 2014, as if the Sterling Merger had occurred on January 1, 2013. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2013. The pro forma results include the impact of certain purchase accounting adjustments including accretion of loan discount, intangible assets amortization and deposit and borrowing premium accretion. These purchase accounting adjustments increased pro forma net income by $16.1 million for the three months ended March 31, 2014.

(in thousands, except per share data)	Pro Forma
	Three Months Ended
	March 31,
	2014
Net interest income	$222,766	(1), (2), (3)
Provision for loan and lease losses	5,971
Non-interest income	45,018	(4), (5), (6)
Non-interest expense	188,488	(7)
Income before provision for income taxes	73,325
Provision for income taxes	26,073
Net income	47,252
Dividends and undistributed earnings allocated to participating securities	113
Net earnings available to common shareholders	$47,139
Earnings per share:
Basic	$0.22
Diluted	$0.22
Average shares outstanding:
Basic	216,438
Diluted	217,523

(1) Includes $26.7 million of incremental loan discount accretion for the three months ended March 31, 2014.
(2) Includes a reduction of interest income of $1.5 million related to investment securities premiums amortization for the three months ended March 31, 2014.
(3) Includes a reduction of interest expense of $4.9 million related to deposit and borrowing premiums amortization for the three months ended March 31, 2014.
(4) Includes a reduction of service charges on deposits of $1.4 million as a result of passing the $10 billion asset threshold for the three months ended March 31, 2014.
(5) Includes a loss on junior subordinated debentures carried at fair value of $952,000 for the three months ended March 31, 2014.
(6) Includes the reversal of the $7.0 million loss on the required divestiture of six Sterling stores in connection with the merger for the three months ended March 31, 2014.
(7) Includes a net increase of $5.4 million of merger expenses and $1.7 million of incremental core deposit intangible amortization for the three months ended March 31, 2014.

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$213	$16	$—	$229
Obligations of states and political subdivisions	321,744	16,398	(540)	337,602
Residential mortgage-backed securities and collateralized mortgage obligations	2,179,212	23,398	(7,409)	2,195,201
Investments in mutual funds and other equity securities	2,016	73	—	2,089
	$2,503,185	$39,885	$(7,949)	$2,535,121
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,953	$478	$(2)	$5,429
	$4,953	$478	$(2)	$5,429

(in thousands)	December 31, 2014
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$213	$16	$—	$229
Obligations of states and political subdivisions	325,189	14,056	(841)	338,404
Residential mortgage-backed securities and collateralized mortgage obligations	1,951,514	17,398	(11,060)	1,957,852
Investments in mutual funds and other equity securities	2,016	54	—	2,070
	$2,278,932	$31,524	$(11,901)	$2,298,555
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$5,088	$358	$(15)	$5,431
Other investment securities	123	—	—	123
	$5,211	$358	$(15)	$5,554

Investment securities that were in an unrealized loss position as of March 31, 2015 and December 31, 2014 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

March 31, 2015
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$4,169	$434	$6,176	$106	$10,345	$540
Residential mortgage-backed securities and collateralized mortgage obligations	368,351	1,242	360,210	6,167	728,561	7,409
Total temporarily impaired securities	$372,520	$1,676	$366,386	$6,273	$738,906	$7,949
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$38	$2	$—	$—	$38	$2
Total temporarily impaired securities	$38	$2	$—	$—	$38	$2

December 31, 2014
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$11,100	$547	$8,550	$294	$19,650	$841
Residential mortgage-backed securities and collateralized mortgage obligations	220,577	815	495,096	10,245	715,673	11,060
Total temporarily impaired securities	$231,677	$1,362	$503,646	$10,539	$735,323	$11,901
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$224	$15	$—	$—	$224	$15
Total temporarily impaired securities	$224	$15	$—	$—	$224	$15

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of March 31, 2015. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2015 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, these investments are not considered other-than-temporarily impaired.

The following table presents the maturities of investment securities at March 31, 2015:

(in thousands)	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$9,860	$9,888	$—	$—
Over three months through twelve months	56,364	57,003	—	—
After one year through five years	1,486,535	1,513,798	29	30
After five years through ten years	758,471	759,196	24	25
After ten years	189,939	193,147	4,900	5,374
Other investment securities	2,016	2,089	—	—
	$2,503,185	$2,535,121	$4,953	$5,429

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties. The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the three months ended March 31, 2015 and 2014:

(in thousands)	Three Months Ended
	March 31, 2015		March 31, 2014
	Gains	Losses	Gains	Losses
Residential mortgage-backed securities and collateralized mortgage obligations	$316	$200	$—	$—
	$316	$200	$—	$—

The following table presents, as of March 31, 2015, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$2,044	$2,130
To state and local governments to secure public deposits	1,608,409	1,633,048
Other securities pledged principally to secure repurchase agreements	449,994	453,419
Total pledged securities	$2,060,447	$2,088,597

Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31,	December 31,
	2015	2014
Commercial real estate
Non-owner occupied term, net	$3,303,629	$3,290,610
Owner occupied term, net	2,577,484	2,633,864
Multifamily, net	2,764,403	2,638,618
Construction & development, net	238,303	258,722
Residential development, net	81,160	81,846
Commercial
Term, net	1,128,986	1,102,987
LOC & other, net	1,275,871	1,322,722
Leases and equipment finance, net	570,492	523,114
Residential
Mortgage, net	2,330,325	2,233,735
Home equity loans & lines, net	863,269	852,478
Consumer & other, net	415,035	389,036
Total loans and leases, net of deferred fees and costs	$15,548,957	$15,327,732

The loan balances are net of deferred fees and costs of $31.7 million and $26.3 million as of March 31, 2015 and December 31, 2014, respectively. Net loans include discounts on acquired loans of $198.1 million and $236.6 million as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, loans totaling $8.4 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $711.2 million and $770.9 million at March 31, 2015 and December 31, 2014, respectively. The carrying balance of purchased impaired loans was $521.1 million and $562.9 million at March 31, 2015 and December 31, 2014, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the three months ended March 31, 2015 and 2014:

(in thousands)	Three Months Ended
	March 31, 2015
	Evergreen	Rainier	Nevada Security	Circle	Sterling	Total
Balance, beginning of period	$9,466	$49,989	$23,666	$796	$117,782	$201,699
Accretion to interest income	(1,722)	(2,993)	(2,892)	(112)	(5,564)	(13,283)
Disposals	(2,036)	(632)	(1,293)	—	(2,952)	(6,913)
Reclassifications from (to) nonaccretable difference	2,240	1,654	1,149	37	(996)	4,084
Balance, end of period	$7,948	$48,018	$20,630	$721	$108,270	$185,587

	Three Months Ended
	March 31, 2014
	Evergreen	Rainier	Nevada Security	Circle	Total
Balance, beginning of period	$20,063	$71,789	$34,632	$1,140	$127,624
Accretion to interest income	(3,637)	(4,281)	(4,464)	(87)	(12,469)
Disposals	(1,240)	(987)	(1,630)	—	(3,857)
Reclassifications from nonaccretable difference	974	1,402	2,953	—	5,329
Balance, end of period	$16,160	$67,923	$31,491	$1,053	$116,627

Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as covered loans. Covered loans are reported exclusive of the cash flow reimbursements expected from the FDIC. The following table summarizes the activity related to the FDIC indemnification asset for the three months ended March 31, 2015 and 2014:

(in thousands)	Three Months ended
	March 31,
	2015	2014
Balance, beginning of period	$4,417	$23,174
Change in FDIC indemnification asset	(1,286)	(4,840)
Transfers to due from FDIC and other	(1,270)	28
Balance, end of period	$1,861	$18,362

Note 5 – Allowance for Loan and Lease Loss and Credit Quality

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

Specific Allowance
Regular credit reviews of the portfolio identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves designated loans as impaired. A loan is considered impaired when, based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows or estimated note sale price, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize an impairment reserve as a specific allowance to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral-dependent loans if it is determined that such amount represents a confirmed loss.  Loans determined to be impaired are excluded from the formula allowance so as not to double-count the loss exposure. The non-accrual impaired loans as of period-end have already been partially charged-off to their estimated net realizable value, and are expected to be resolved over the coming quarters with no additional material loss, absent further decline in market prices.

The combination of the formula allowance component and the specific allowance component represents the allocated allowance for loan and lease losses.

Management believes that the ALLL was adequate as of March 31, 2015. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

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

Activity in the Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the three months ended March 31, 2015 and 2014:

(in thousands)	Three Months Ended March 31, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$55,184	$41,216	$15,922	$3,845	$116,167
Charge-offs	(727)	(4,564)	(308)	(6,946)	(12,545)
Recoveries	223	1,071	31	2,520	3,845
Provision	502	6,477	576	5,082	12,637
Balance, end of period	$55,182	$44,200	$16,221	$4,501	$120,104

	Three Months Ended March 31, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$59,538	$27,028	$7,487	$1,032	$95,085
Charge-offs	(2,241)	(3,519)	(250)	(224)	(6,234)
Recoveries	830	1,102	162	113	2,207
Provision (recapture)	(209)	5,620	424	136	5,971
Balance, end of period	$57,918	$30,231	$7,823	$1,057	$97,029

The following table presents the allowance and recorded investment in loans and leases by portfolio segment as of March 31, 2015 and 2014:

(in thousands)	March 31, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$49,543	$41,436	$15,521	$4,437	$110,937
Individually evaluated for impairment	1,081	319	—	—	1,400
Loans acquired with deteriorated credit quality	4,558	2,445	700	64	7,767
Total	$55,182	$44,200	$16,221	$4,501	$120,104
Loans and leases:
Collectively evaluated for impairment	$8,475,620	$2,919,336	$3,124,655	$413,882	$14,933,493
Individually evaluated for impairment	66,481	27,859	—	—	94,340
Loans acquired with deteriorated credit quality	422,878	28,154	68,939	1,153	521,124
Total	$8,964,979	$2,975,349	$3,193,594	$415,035	$15,548,957

(in thousands)	March 31, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$50,613	$27,000	$7,242	$959	$85,814
Individually evaluated for impairment	1,343	15	—	—	1,358
Loans acquired with deteriorated credit quality	5,962	3,216	581	98	9,857
Total	$57,918	$30,231	$7,823	$1,057	$97,029
Loans and leases:
Collectively evaluated for impairment	$4,223,962	$2,124,134	$924,561	$50,637	$7,323,294
Individually evaluated for impairment	91,190	14,541	—	—	105,731
Loans acquired with deteriorated credit quality	286,507	10,807	35,775	1,577	334,666
Total	$4,601,659	$2,149,482	$960,336	$52,214	$7,763,691

The loan and lease balances are net of net deferred loans costs of $31.7 million and $4.7 million at March 31, 2015 and March 31, 2014, respectively.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the RUC and unfunded commitments for the three months ended March 31, 2015 and 2014:

(in thousands)	Three Months Ended
	March 31,
	2015	2014
Balance, beginning of period	$3,539	$1,436
Net change to other expense	(345)	(19)
Balance, end of period	$3,194	$1,417

(in thousands)
Total
Unfunded loan and lease commitments:
March 31, 2015	$3,993,400
March 31, 2014	$1,595,665

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes loans and leases sold by loan portfolio during the three months ended March 31, 2015 and 2014:

(in thousands)	Three Months Ended
	March 31,
	2015	2014
Commercial real estate
Non-owner occupied term	$—	$3,193
Owner occupied term	3,319	2,147
Multifamily	435	—
Residential development	—	605
Commercial
Term	2,340	15,996
Residential
Mortgage	66,753	331
Total	$72,847	$22,272

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following table summarizes our non-accrual loans and leases and loans and leases past due, by loan and lease class, as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$487	$585	$2,425	$3,497	$6,974	$3,293,158	$3,303,629
Owner occupied term, net	2,599	2,786	—	5,385	9,219	2,562,880	2,577,484
Multifamily, net	420	—	—	420	—	2,763,983	2,764,403
Construction & development, net	—	—	—	—	—	238,303	238,303
Residential development, net	—	—	—	—	—	81,160	81,160
Commercial
Term, net	1,108	3	21	1,132	17,981	1,109,873	1,128,986
LOC & other, net	927	664	103	1,694	1,611	1,272,566	1,275,871
Leases and equipment finance, net	2,349	1,552	—	3,901	3,358	563,233	570,492
Residential
Mortgage, net	1,485	340	6,874	8,699	636	2,320,990	2,330,325
Home equity loans & lines, net	1,471	1,454	731	3,656	433	859,180	863,269
Consumer & other, net	1,629	629	262	2,520	34	412,481	415,035
Total, net of deferred fees and costs	$12,475	$8,013	$10,416	$30,904	$40,246	$15,477,807	$15,548,957

(1) Other includes purchased credit impaired loans of $521.1 million.

(in thousands)	December 31, 2014
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases

Commercial real estate
Non-owner occupied term, net	$452	$—	$283	$735	$8,957	$3,280,918	$3,290,610
Owner occupied term, net	2,304	347	—	2,651	8,292	2,622,921	2,633,864
Multifamily, net	—	512	—	512	300	2,637,806	2,638,618
Construction & development, net	1,091	—	—	1,091	—	257,631	258,722
Residential development, net	6,155	—	—	6,155	—	75,691	81,846
Commercial
Term, net	1,098	242	3	1,343	19,097	1,082,547	1,102,987
LOC & other, net	1,637	1,155	1,223	4,015	8,825	1,309,882	1,322,722
Leases and equipment finance, net	1,482	1,695	695	3,872	5,084	514,158	523,114
Residential
Mortgage, net	8	1,224	4,289	5,521	655	2,227,559	2,233,735
Home equity loans & lines, net	1,924	702	749	3,375	615	848,488	852,478
Consumer & other, net	2,133	498	270	2,901	216	385,919	389,036
Total, net of deferred fees and costs	$18,284	$6,375	$7,512	$32,171	$52,041	$15,243,520	$15,327,732

(1) Other includes purchased credit impaired loans of $562.9 million

Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral-dependent loans.  Therefore, the non-accrual loans as of March 31, 2015 have already been written down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

 The following table summarizes our impaired loans by loan class as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance

Commercial real estate
Non-owner occupied term, net	$41,615	$14,936	$22,100	$502
Owner occupied term, net	15,531	8,203	7,064	361
Multifamily, net	3,519	—	3,519	49
Construction & development, net	2,655	—	1,091	7
Residential development, net	9,568	—	9,568	162
Commercial
Term, net	29,026	20,600	256	12
LOC & other, net	14,515	1,611	5,392	307
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	622	—	—	—
Consumer & other, net	150	—	—	—
Total, net of deferred fees and costs	$117,201	$45,350	$48,990	$1,400

(in thousands)	December 31, 2014
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance

Commercial real estate
Non-owner occupied term, net	$42,793	$16,916	$22,190	$502
Owner occupied term, net	16,339	8,290	7,655	364
Multifamily, net	4,040	300	3,519	49
Construction & development, net	2,655	—	1,091	7
Residential development, net	9,670	—	9,675	166
Commercial
Term, net	31,733	18,701	256	12
LOC & other, net	18,761	8,575	5,404	308
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	626	—	—	—
Consumer & other, net	152	—	—	—
Total, net of deferred fees and costs	$126,769	$52,782	$49,790	$1,408

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2015 and 2014:

(in thousands)	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$38,071	$323	$51,674	$349
Owner occupied term, net	15,606	65	12,293	77
Multifamily, net	3,669	31	645	—
Construction & development, net	1,091	11	9,558	118
Residential development, net	9,622	103	16,065	159
Commercial
Term, net	19,907	3	10,643	4
LOC & other, net	10,491	47	2,378	13
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$98,457	$583	$103,256	$720

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

The following table summarizes our internal risk rating by loan and lease class for the loan and lease portfolio as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,055,623	$98,661	$111,740	$235	$334	$37,036	$3,303,629
Owner occupied term, net	2,418,407	52,551	88,585	1,415	1,259	15,267	2,577,484
Multifamily, net	2,737,917	6,574	16,393	—	—	3,519	2,764,403
Construction & development, net	230,038	3,823	3,351	—	—	1,091	238,303
Residential development, net	68,668	827	2,097	—	—	9,568	81,160
Commercial
Term, net	1,072,456	4,474	30,598	186	416	20,856	1,128,986
LOC & other, net	1,239,239	8,292	21,237	68	32	7,003	1,275,871
Leases and equipment finance, net	561,150	4,454	1,545	2,791	552	—	570,492
Residential
Mortgage, net	2,310,287	2,906	2,098	—	15,034	—	2,330,325
Home equity loans & lines, net	857,187	4,209	316	—	1,557	—	863,269
Consumer & other, net	412,454	2,292	57	—	232	—	415,035
Total, net of deferred fees and costs	$14,963,426	$189,063	$278,017	$4,695	$19,416	$94,340	$15,548,957

(1) The percentage of impaired loans classified as pass/watch, special mention, substandard, doubtful, and loss was 5.7%, 16.5%, 77.3%, 0.1%, and 0.4% respectively, as of March 31, 2015.

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

(1) The percentage of impaired loans classified as pass/watch, special mention, substandard, doubtful, and loss was 5.6%, 15.1%, 77.9%, 0.1% and 1.3% respectively, as of December 31, 2014.

Troubled Debt Restructurings

At March 31, 2015 and December 31, 2014, impaired loans of $60.9 million and $54.8 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were $3.8 million available commitments for troubled debt restructurings outstanding as of March 31, 2015 and $1.0 million as of December 31, 2014.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$48,593	$677	$49,270
Commercial, net	8,718	3,333	12,051
Residential, net	3,585	—	3,585
Total, net of deferred fees and costs	$60,896	$4,010	$64,906

(in thousands)	December 31, 2014
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$48,817	$2,319	$51,136
Commercial, net	5,404	9,541	14,945
Residential, net	615	—	615
Total, net of deferred fees and costs	$54,836	$11,860	$66,696

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

There were no new restructured loans during the three months ended March 31, 2014. The following table presents newly restructured loans that occurred during the three months ended March 31, 2015:

(in thousands)	Three Months Ended March 31, 2015
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications

Commercial, net	$—	$—	$—	$—	$3,349	$3,349
Residential, net	—	74	—	—	2,944	3,018
Total, net of deferred fees and costs	$—	$74	$—	$—	$6,293	$6,367

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

There were no financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three months ended March 31, 2015 and 2014.

Note 6–Goodwill and Other Intangible Assets

The following tables summarize the changes in the Company's goodwill and other intangible assets for the year ended December 31, 2014, and the three months ended March 31, 2015. Goodwill and all other intangible assets are related to the Community Banking segment.

(in thousands)	Goodwill
		Accumulated
	Gross	Impairment	Total
Balance, December 31, 2013	$877,239	$(112,934)	$764,305
Net additions	1,021,920	—	1,021,920
Balance, December 31, 2014	1,899,159	(112,934)	1,786,225
Net additions	2,415	—	2,415
Balance, March 31, 2015	$1,901,574	$(112,934)	$1,788,640

Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Additional information on the acquisitions and acquisition price allocations is provided in Note 2. The additions to goodwill in 2015 of $2.4 million relate to acquisition accounting adjustments.

(in thousands)	Other Intangible Assets
		Accumulated
	Gross	Amortization	Net
Balance, December 31, 2013	$58,909	$(46,531)	$12,378
Net additions	54,562	—	54,562
Amortization	—	(10,207)	(10,207)
Balance, December 31, 2014	113,471	(56,738)	56,733
Net additions	—	—	—
Amortization	—	(2,806)	(2,806)
Balance, March 31, 2015	$113,471	$(59,544)	$53,927

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

The Company conducts its annual evaluation of goodwill for impairment as of its year end of December 31. Goodwill and other intangibles are required to be analyzed for impairment if certain triggering events occur. During the three months ended March 31, 2015, management determined that no triggering events occurred that required an impairment analysis. The table below presents the forecasted amortization expense for other intangible assets acquired in all mergers:

(in thousands)
Expected
Year	Amortization
Remainder of 2015	$8,419
2016	8,622
2017	6,756
2018	6,166
2019	5,618
Thereafter	18,346
$53,927

Note 7 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR") for the three months ended March 31, 2015 and 2014:

(in thousands)	Three Months Ended
	March 31,
	2015	2014
Balance, beginning of period	$117,259	$47,765
Additions for new MSR capitalized	8,837	2,408
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(4,143)	(1,087)
Other(2)	(5,588)	134
Balance, end of period	$116,365	$49,220

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential mortgage serviced loan portfolio as of March 31, 2015 and December 31, 2014 is as follows:

(dollars in thousands)	March 31, 2015	December 31, 2014
Balance of residential mortgage loans serviced for others	$11,874,910	$11,590,310
MSR as a percentage of serviced loans	0.98%	1.01%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $6.5 million for the three months ended March 31, 2015, as compared to $3.0 million for the three months ended March 31, 2014.

Key assumptions used in measuring the fair value of MSR as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Constant prepayment rate	13.44%	12.39%
Discount rate	9.17%	9.17%
Weighted average life (years)	6.0	6.4

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of March 31, 2015 and December 31, 2014 is as follows:

(in thousands)	March 31, 2015	December 31, 2014
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(5,095)	$(4,965)
Effect on fair value of a 20% adverse change	$(9,787)	$(9,547)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(4,293)	$(4,539)
Effect on fair value of a 200 basis point adverse change	$(8,271)	$(8,771)

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

Note 8 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of March 31, 2015:

(dollars in thousands)		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$15,182	Floating rate, LIBOR plus 3.35%, adjusted quarterly	4.92%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	22,961	Floating rate, LIBOR plus 3.45%, adjusted quarterly	5.01%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	7,188	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.48%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	7,166	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.49%	March 2034
Umpqua Master Trust I	August 2007	41,238	23,670	Floating rate, LIBOR plus 1.35%, adjusted quarterly	2.81%	September 2037
Umpqua Master Trust IB	September 2007	20,619	13,834	Floating rate, LIBOR plus 2.75%, adjusted quarterly	4.50%	December 2037
Sterling Capital Trust III	April 2003	14,433	11,165	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.55%	April 2033
Sterling Capital Trust IV	May 2003	10,310	7,889	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.46%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	15,841	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.57%	June 2033
Sterling Capital Trust VI	June 2003	10,310	7,867	Floating rate, LIBOR plus 3.20%, adjusted quarterly	4.54%	September 2033
Sterling Capital Trust VII	June 2006	56,702	33,710	Floating rate, LIBOR plus 1.53%, adjusted quarterly	3.00%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	30,983	Floating rate, LIBOR plus 1.63%, adjusted quarterly	3.15%	December 2036
Sterling Capital Trust IX	July 2007	46,392	26,768	Floating rate, LIBOR plus 1.40%, adjusted quarterly	2.88%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	7,050	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.50%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	6,453	Floating rate, LIBOR plus 1.80%, adjusted quarterly	3.30%	June 2035
Klamath First Capital Trust I	July 2001	15,464	12,925	Floating rate, LIBOR plus 3.75%, adjusted semiannually	4.91%	July 2031
		$379,390	$250,652
AT AMORTIZED COST:
HB Capital Trust I	March 2000	$5,310	$6,147	10.875%	8.44%	March 2030
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,770	10.200%	8.41%	February 2031
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,204	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.04%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,182	Floating rate, LIBOR plus 2.95%, adjusted quarterly	2.50%	September 2033
CIB Capital Trust	November 2002	10,310	11,077	Floating rate, LIBOR plus 3.45%, adjusted quarterly	3.03%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	3.82%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.83%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.13%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.13%	September 2033
		96,037	101,496
	Total	$475,427	$352,148

(1)
Includes purchase accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of March 31, 2015.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $14.3 million at March 31, 2015 and December 31, 2014. As of March 31, 2015, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling. Refer to Note 15 for discussion of the rational for election of fair value and the approach used to fair value the selected junior subordinated debentures.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments, the discounts will reverse over time in a manner similar to the effective interest rate method as if these instruments were accounted for under the amortized cost method. Losses recorded resulting from the change in the fair value of these instruments were $1.6 million and $542,000 for the three months ended March 31, 2015 and 2014, respectively.

Note 9 – Commitments and Contingencies

Lease Commitments — As of March 31, 2015, the Bank leased 281 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three months ended March 31, 2015 was $9.3 million and for the three months ended March 31, 2014 was $5.0 million. Rent expense was partially offset by rent income for the three months ended March 31, 2015 of $118,000 and for the three months ended March 31, 2014 of $177,000.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of March 31, 2015
Commitments to extend credit	$2,996,411
Commitments to extend overdrafts	$940,366
Forward sales commitments	$692,900
Commitments to originate residential mortgage loans held for sale	$458,378
Standby letters of credit	$56,622

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees during the three months ended March 31, 2015 and March 31, 2014. At March 31, 2015, approximately $47.8 million of standby letters of credit expire within one year, and $8.8 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $1.1 million as of March 31, 2015.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of March 31, 2015, the Company had a residential mortgage loan repurchase reserve liability of $3.3 million.

Legal Proceedings—The Bank owns 483,806 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.6483 per Class A share. As of March 31, 2015, the closing value of the Class A shares was $65.48 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $52.2 million as of March 31, 2015, and has not been reflected in the accompanying financial statements. The shares of Visa Inc. Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa Inc. may sell additional Class A shares and use the proceeds to settle litigation, thereby reducing the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On July 13, 2012, Visa Inc. announced that it had entered into a memorandum of understanding obligating it to enter into a settlement agreement to resolve the multi-district interchange litigation brought by the class plaintiffs in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720 (JG) (JO) pending in the U.S. District Court for the Eastern District of New York. The claims originally were brought by a class of U.S. retailers in 2005. The settlement was approved by the court on December 13, 2013, but that decision is currently being appealed. Visa's share of the previously agreed settlement amount was approximately $4.4 billion. However, because of the pending appeal, the ultimate effect of this settlement on the value of the Bank's Class B common stock is unknown at this time.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company and its subsidiaries, including the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company's consolidated financial condition or results of operations.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 80% of the Bank's loan and lease portfolio at March 31, 2015 and December 31, 2014.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three months ended March 31, 2015 and 2014.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2015, the Bank had commitments to originate mortgage loans held for sale totaling $458.4 million and forward sales commitments of $692.9 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

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

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of March 31, 2015, the Bank had 325 interest rate swaps with an aggregate notional amount of $1.5 billion related to this program.

In connection with the interest rate swap program with commercial customers, the Bank has agreements with its derivative counterparties that contain a provision where if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank also has agreements with its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Bank were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. If the Bank had breached any of these provisions at March 31, 2015, it could have been required to settle its obligations under the agreements at the termination value.

As of March 31, 2015, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $41.0 million.  The Bank has collateral posting requirements for initial or variation margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $59.5 million and $43.5 million as of March 31, 2015 and December 31, 2014, respectively.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of March 31, 2015, the net CVA decreased the settlement values of the Bank's net derivative assets by $2.7 million. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The following tables summarize the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of March 31, 2015 and December 31, 2014:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated	March 31,	December 31,	March 31,	December 31,
as hedging instrument	2015	2014	2015	2014
Interest rate lock commitments	$7,025	$2,867	$—	$—
Interest rate forward sales commitments	264	16	4,243	2,627
Interest rate swaps	37,487	26,327	40,101	28,158
Total	$44,776	$29,210	$44,344	$30,785

The fair values of the derivatives are recorded in other assets and other liabilities. The following table summarizes the types of derivatives and the gains (losses) recorded during the three months ended March 31, 2015 and 2014:

(in thousands)	Three months ended
Derivatives not designated	March 31,
as hedging instrument	2015	2014
Interest rate lock commitments	$4,157	$688
Interest rate forward sales commitments	(5,104)	(2,648)
Interest rate swaps	(781)	(1,214)
Total	$(1,728)	$(3,174)

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps are included in other income.

The following table summarizes the derivatives that have a right of offset as of March 31, 2015 and December 31, 2014:

(in thousands)				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
March 31, 2015
Derivative Assets
Interest rate swaps	$37,487	$—	$37,487	$—	$—	$37,487
Derivative Liabilities
Interest rate swaps	$40,101	$—	$40,101	$—	$(40,101)	$—

December 31, 2014
Derivative Assets
Interest rate swaps	$26,327	$—	$26,327	$(131)	$—	$26,196
Derivative Liabilities
Interest rate swaps	$28,158	$—	$28,158	$(131)	$(28,027)	$—

Note 11 – Shareholders' Equity and Stock Compensation

On April 18, 2014, the Company completed the Merger with Sterling. The details of the conversion of Sterling common stock, stock options, and restricted stock units are included in Note 2. The conversion resulted in the issuance of 104,385,087 shares of common stock, 994,214 restricted stock units, and 439,921 stock options granted. Additionally, the 2,960,238 outstanding Sterling warrants were converted into warrants exercisable to receive 1.671 shares of Umpqua stock per warrant, with an exercise price of $12.88 as of the merger date. In November 2014, the warrants were net exercised in full for 2,889,896 shares and $6.6 million, and are no longer outstanding.

At a special meeting on February 25, 2014, the Company's shareholders approved an amendment to the Company's articles of incorporation, effective on April 18, 2014, increasing the number of authorized shares of common stock to 400,000,000.

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $3.2 million for the three months ended March 31, 2015, as compared to $1.5 million for the three months ended March 31, 2014. The total income tax benefit recognized related to stock-based compensation was $1.2 million for the three months ended March 31, 2015 as compared to $614,000 for the three months ended March 31, 2014.

The following table summarizes information about stock option activity for the three months ended March 31, 2015:

(in thousands, except per share data)	Three Months Ended March 31, 2015
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	807	$16.80
Granted/Assumed	—	$—
Exercised	(18)	$7.88
Forfeited/expired	(188)	$23.99
Balance, end of period	601	$14.81	4.75	$2,392
Options exercisable, end of period	509	$15.28	4.19	$1,930

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three months ended March 31, 2015 was $1.9 million, as compared to the three months ended March 31, 2014 of $1.4 million.

During the three months ended March 31, 2015, the amount of cash received from the exercise of stock options was $89,000, as compared to the three months ended March 31, 2014 of $897,000. Total consideration was $144,000 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014 of $2.6 million.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model.  There were no stock options granted in the three months ended March 31, 2015 and March 31, 2014.

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares issued prior to 2011 generally vest on an annual basis over five years. Restricted shares issued since 2011 generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the three months ended March 31, 2015:

(in thousands, except per share data)	Three Months Ended March 31, 2015
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	1,386	$15.39
Granted/Assumed	552	$16.04
Released	(321)	$13.26
Forfeited/expired	(13)	$11.63
Balance, end of period	1,604	$16.29

The total fair value of restricted shares vested and released during the three months ended March 31, 2015 was $5.1 million as compared to the three months ended March 31, 2014 of $5.5 million.

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

(in thousands, except per share data)	Three Months Ended March 31, 2015
	Restricted	Weighted
	Stock Units	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	675	$18.03
Granted/Assumed	—	$—
Released	(85)	$16.83
Forfeited/expired	(13)	$17.20
Balance, end of period	577	$18.58

The total fair value of restricted stock units vested and released during the three months ended March 31, 2015 was $1.4 million as compared to the three months ended March 31, 2014 of $1.3 million.

As of March 31, 2015, there was $240,000 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 2.02 years.  As of March 31, 2015, there was $15.4 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.76 years. As of March 31, 2015, there was $7.2 million of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 2.29 years, assuming expected performance conditions are met.

For the three months ended March 31, 2015, the Company received income tax benefits of $2.7 million, as compared to the three months ended March 31, 2014 of $3.3 million, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. In the three months ended March 31, 2015, the Company had net excess tax benefit (tax benefit resulting from tax deductions greater than the compensation cost recognized) of $528,000, as compared to $1.1 million of net excess tax benefit for the three months ended March 31, 2014.

Note 12 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states and in Canada. The Company acquired a $276.8 million net deferred tax asset before purchase accounting adjustments in the Merger, including $238.4 million of federal and state net operating loss ("NOL") and tax credit carry-forwards. The Merger triggered an "ownership change" as defined in Section 382 of the Internal Revenue Service Code ("Section 382"). As a result of being subject to Section 382, the Company will be limited in the amount of federal NOL carry-forwards that can be used annually to offset future taxable income. The Company believes it is more likely than not that it will be able to fully realize the benefit of its federal NOL carry-forwards. The Company also believes that it is more likely than not that the benefit from certain state and foreign NOL and tax credit carry-forwards will not be realized and therefore has provided a valuation allowance of $2.6 million against the deferred tax assets relating to these NOL and tax credit carry-forwards.

The Company had gross unrecognized tax benefits of $2.8 million as of March 31, 2015.  If recognized, the unrecognized tax benefit would reduce the 2015 annual effective tax rate by 0.6%.  During the three months ended March 31, 2015, the Company reversed $13,000 of interest relating to its liability for unrecognized tax benefits.  Interest on unrecognized tax benefits is reported by the Company as a component of tax expense.  As of March 31, 2015, the accrued interest related to unrecognized tax benefits was $385,000.

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

The following is a computation of basic and diluted earnings per common share for the three months ended March 31, 2015 and 2014:

(in thousands, except per share data)	Three Months Ended
	March 31,
	2015	2014
NUMERATORS:
Net income	$47,129	$18,651
Less:
Dividends and undistributed earnings allocated to participating securities (1)	84	113
Net earnings available to common shareholders	$47,045	$18,538
DENOMINATORS:
Weighted average number of common shares outstanding - basic	220,349	112,170
Effect of potentially dilutive common shares (2)	702	197
Weighted average number of common shares outstanding - diluted	221,051	112,367
EARNINGS PER COMMON SHARE:
Basic	$0.21	$0.17
Diluted	$0.21	$0.16

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three months ended March 31, 2015 and 2014.

(in thousands)	Three Months Ended
	March 31,
	2015	2014
Stock options	—	336

Note 14 – Segment Information

The Company operates two primary segments: Community Banking and Home Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of March 31, 2015, the Community Banking segment operated 385 locations throughout Oregon, Washington, California, Idaho, and Nevada.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Three Months Ended March 31, 2015
	Community	Home
	Banking	Lending	Consolidated
Interest income	$207,628	$22,232	$229,860
Interest expense	12,019	1,933	13,952
Net interest income	195,609	20,299	215,908
Provision for loan and lease losses	12,637	—	12,637
Non-interest income	28,955	34,640	63,595
Non-interest expense	167,092	26,006	193,098
Income before income taxes	44,835	28,933	73,768
Provision for income taxes	16,194	10,445	26,639
Net income	28,641	18,488	47,129
Dividends and undistributed earnings allocated to participating securities	84	—	84
Net earnings available to common shareholders	$28,557	$18,488	$47,045

(in thousands)	Three Months Ended March 31, 2014
	Community	Home
	Banking	Lending	Consolidated
Interest income	$110,156	$5,724	$115,880
Interest expense	7,488	554	8,042
Net interest income	102,668	5,170	107,838
Provision for loan and lease losses	5,971	—	5,971
Non-interest income	12,718	10,520	23,238
Non-interest expense	89,334	7,184	96,518
Income before income taxes	20,081	8,506	28,587
Provision for income taxes	6,534	3,402	9,936
Net income	13,547	5,104	18,651
Dividends and undistributed earnings allocated to participating securities	113	—	113
Net earnings available to common shareholders	$13,434	$5,104	$18,538

(in thousands)	March 31, 2015
	Community	Home
	Banking	Lending	Consolidated
Total assets	$20,262,775	$2,690,383	$22,953,158
Total loans and leases	$13,339,829	$2,209,128	$15,548,957
Total deposits	$17,160,722	$61,844	$17,222,566

(in thousands)	December 31, 2014
	Community	Home
	Banking	Lending	Consolidated
Total assets	$20,095,189	$2,514,714	$22,609,903
Total loans and leases	$13,181,463	$2,146,269	$15,327,732
Total deposits	$16,850,682	$41,417	$16,892,099

Note 15 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of March 31, 2015 and December 31, 2014, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)		March 31, 2015		December 31, 2014
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$1,380,874	$1,380,874	$1,605,171	$1,605,171
Trading securities	1,2	10,452	10,452	9,999	9,999
Investment securities available for sale	2	2,535,121	2,535,121	2,298,555	2,298,555
Investment securities held to maturity	3	4,953	5,429	5,211	5,554
Loans held for sale, at fair value	2	406,487	406,487	286,802	286,802
Loans and leases, net	3	15,428,853	15,499,091	15,211,565	15,252,083
Restricted equity securities	1	117,218	117,218	119,334	119,334
Residential mortgage servicing rights	3	116,365	116,365	117,259	117,259
Bank owned life insurance assets	1	294,697	294,697	294,296	294,296
FDIC indemnification asset	3	1,861	524	4,417	2,058
Derivatives	2,3	44,776	44,776	29,210	29,210
Visa Class B common stock	3	—	49,607	—	49,663
FINANCIAL LIABILITIES:
Deposits	1,2	$17,222,566	$17,228,286	$16,892,099	$16,893,890
Securities sold under agreements to repurchase	2	321,202	321,202	313,321	313,321
Term debt	2	965,675	978,769	1,006,395	1,018,948
Junior subordinated debentures, at fair value	3	250,652	250,652	249,294	249,294
Junior subordinated debentures, at amortized cost	3	101,496	74,240	101,576	73,840
Derivatives	2	44,344	44,344	30,785	30,785

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$92	$—	$92	$—
Equity securities	5,868	5,868	—	—
Other investments securities(1)	4,492	—	4,492	—
Investment securities available for sale
U.S. Treasury and agencies	229	—	229	—
Obligations of states and political subdivisions	337,602	—	337,602	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,195,201	—	2,195,201	—
Investments in mutual funds and other equity securities	2,089	—	2,089	—
Loans held for sale, at fair value	406,487		406,487
Residential mortgage servicing rights, at fair value	116,365	—	—	116,365
Derivatives
Interest rate lock commitments	7,025	—	—	7,025
Interest rate forward sales commitments	264	—	264	—
Interest rate swaps	37,487	—	37,487	—
Total assets measured at fair value	$3,113,201	$5,868	$2,983,943	$123,390
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$250,652	$—	$—	$250,652
Derivatives
Interest rate forward sales commitments	4,243	—	4,243	—
Interest rate swaps	40,101	—	40,101	—
Total liabilities measured at fair value	$294,996	$—	$44,344	$250,652

(in thousands)	December 31, 2014
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$124	$—	$124	$—
Equity securities	5,283	5,283	—	—
Other investments securities(1)	4,592	—	4,592	—
Available for sale securities
U.S. Treasury and agencies	229	—	229	—
Obligations of states and political subdivisions	338,404	—	338,404	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,957,852	—	1,957,852	—
Investments in mutual funds and other equity securities	2,070	—	2,070	—
Loans held for sale, at fair value	286,802		286,802
Residential mortgage servicing rights, at fair value	117,259	—	—	117,259
Derivatives
Interest rate lock commitments	2,867	—	—	2,867
Interest rate forward sales commitments	16	—	16	—
Interest rate swaps	26,327	—	26,327	—
Total assets measured at fair value	$2,741,825	$5,283	$2,616,416	$120,126
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$249,294	$—	$—	$249,294
Derivatives
Interest rate forward sales commitments	2,627	—	2,627	—
Interest rate swaps	28,158	—	28,158	—
Total liabilities measured at fair value	$280,079	$—	$30,785	$249,294

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

The following methods were used to estimate the fair value of each class of financial instrument above:

Cash and Cash Equivalents— For short-term instruments, including cash and due from banks, and interest bearing deposits with banks, the carrying amount is a reasonable estimate of fair value.

Securities— Fair values for investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, or broker indicative bids, when market quotes are not readily accessible or available. Management periodically reviews the pricing information received from the third-party pricing service and compares it to a secondary pricing service, evaluating significant price variances between services to determine an appropriate estimate of fair value to report.

Loans Held for Sale— Fair value for residential mortgage loans held for sale is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights.

Loans and Leases— Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable rate loans. The fair value of loans is calculated by discounting expected cash flows at rates which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio.

Restricted Equity Securities— The carrying value of restricted equity securities approximates fair value as the shares can only be redeemed by the issuing institution at par.

Residential Mortgage Servicing Rights— The fair value of mortgage servicing rights is estimated using a discounted cash flow model.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Management believes the significant inputs utilized are indicative of those that would be used by market participants.

Bank Owned Life Insurance Assets— Fair values of insurance policies owned are based on the insurance contract's cash surrender value.

FDIC Indemnification Asset— The FDIC indemnification asset is calculated as the expected future cash flows under the loss-share agreement discounted by a rate reflective of the creditworthiness of the FDIC as would be required from the market.

Visa Inc. Class B Common Stock— The fair value of Visa Class B common stock is estimated by applying a 5% discount to the value of the unredeemed Class A equivalent shares.  The discount primarily represents the risk related to the further potential reduction of the conversion ratio between Class B and Class A shares and a liquidity risk premium.

Deposits— The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Securities Sold under Agreements to Repurchase— For short-term instruments, including securities sold under agreements to repurchase and federal funds purchased, the carrying amount is a reasonable estimate of fair value.

Term Debt— The fair value of medium term notes is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can currently be obtained.

Junior Subordinated Debentures— The fair value of junior subordinated debentures is estimated using an income approach valuation technique.  The significant inputs utilized in the estimation of fair value of these instruments are the credit risk adjusted spread and three month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability, contemplating the inherent risk of the obligation. The Company periodically utilizes an external valuation firm to determine or validate the reasonableness of inputs and factors that are used to determine the fair value. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants.  Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure.

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2015, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2015:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average (Range)
Residential mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	13.44%
		Discount Rate	9.17%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	81.90%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	6.04%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of March 31, 2015, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2015 and 2014.

(in thousands)
Three Months Ended March 31,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2015
Residential mortgage servicing rights	$117,259	$(9,731)	$8,837	$—	$116,365	$(7,771)
Interest rate lock commitment, net	2,867	(2,868)	19,061	(12,036)	7,025	7,025
Junior subordinated debentures, at fair value	249,294	3,878	—	(2,520)	250,652	3,878

2014
Residential mortgage servicing rights	$47,765	$(953)	$2,408	$—	$49,220	$(394)
Interest rate lock commitment, net	706	(706)	4,634	(3,240)	1,394	1,394
Junior subordinated debentures, at fair value	87,274	1,490	—	(964)	87,800	1,490

Losses on residential mortgage servicing rights carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on interest rate lock commitments carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on junior subordinated debentures carried at fair value are recorded in non-interest income.  The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities.

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

(in thousands)	March 31, 2015
	Total	Level 1	Level 2	Level 3
Loans and leases	$26,946	$—	$—	$26,946
Other real estate owned	6,521	—	—	6,521
	$33,467	$—	$—	$33,467

(in thousands)	December 31, 2014
	Total	Level 1	Level 2	Level 3
Loans and leases	$14,720	$—	$—	$14,720
Other real estate owned	12,741	—	—	12,741
	$27,461	$—	$—	$27,461

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2015 and 2014:

(in thousands)	Three Months Ended
	March 31,
	2015	2014
Loans and leases	$10,483	$2,585
Other real estate owned	2,392	99
Total loss from nonrecurring measurements	$12,875	$2,684

The following provides a description of the valuation technique and inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis. Unobservable inputs and qualitative information about the unobservable inputs are not presented as the fair value is determined by third-party information. The loans and leases amount above represents impaired, collateral dependent loans that have been adjusted to fair value.  When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs.  Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals.  If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses.  The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral.

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015			December 31, 2014
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$406,487	$389,056	$17,431	$286,802	$274,245	$12,557

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Consolidated Statements of Income. For the three months ended March 31, 2015, the Company recorded a net increase of $4.9 million. For the three months ended March 31, 2014, the Company recorded a net increase of $324,000, representing the change in fair value reflected in earnings.

There were no nonaccrual residential mortgage loans held for sale or residential mortgage loans held for sale 90 days or more past due and still accruing interest as of March 31, 2015 and December 31, 2014, respectively.
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

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates" and "intends" and words or phrases of similar meaning. We make forward-looking statements regarding our liquidity and projected sources of funds and use of proceeds; availability of acquisition and growth opportunities; dividends; adequacy of our allowance for loan and lease losses and reserve for unfunded commitments; provision for loan and lease losses; performance of troubled debt restructurings; our commercial real estate portfolio, stress testing results and subsequent charge-offs; the FDIC indemnification asset; the benefits of the Sterling and FinPac acquisitions; cost of interest bearing deposits and pricing strategy; valuation and the potential redemption of junior subordinated debentures; the impact of Basel III on our capital ratios; tax rates; the impact, and mitigation of, LIBOR changes with respect to junior subordinated debentures; and the impact of accounting pronouncements. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:

•	our ability to attract new deposits and loans and leases;

•	demand for financial services in our market areas;

•	competitive market pricing factors;

•	deterioration in economic conditions that could result in increased loan and lease losses;

•	risks associated with concentrations in real estate related loans;

•	market interest rate volatility;

•	compression of our net interest margin;

•	stability of funding sources and continued availability of borrowings;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth;

•	our ability to recruit and retain key management and staff;

•	availability of, and competition for, acquisition opportunities;

•	risks associated with merger and acquisition integration;

•	significant decline in the market value of the Company that could result in an impairment of goodwill;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on the Bank's ability to pay dividends to the Company;

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and related rules and regulations on the Company's business operations and competitiveness, including our ability to retain and recruit executives, the Company's interest expense, FDIC deposit insurance assessments, regulatory compliance expenses, and interchange fee revenue.

•	Sterling's business may not be integrated into Umpqua's successfully, or such integration may take longer to accomplish than expected;

•	the anticipated benefits, growth opportunities and cost savings from the Merger may not be fully realized or may take longer to realize than expected;

•	operating costs, customer losses and business disruption following the Merger, including adverse developments in relationships with employees, may be greater than expected; and

•	management's time and effort will be diverted to the resolution of Merger-related issues.

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

With headquarters located in Roseburg, Oregon, the Bank is considered one of the most innovative community banks in the United States and has implemented a variety of retail marketing strategies to increase revenue and differentiate itself from its competition. The Bank combines a high touch customer experience with the sophisticated products and expertise of a commercial bank. The Bank provides a wide range of banking, wealth management, mortgage and other financial services to corporate, institutional and individual customers. The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing, Inc., a commercial equipment leasing company.

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

Executive Overview

Significant items for the three months ended March 31, 2015 were as follows:

Financial Performance

•
Net earnings available to common shareholders per diluted common share were $0.21 for the three months ended March 31, 2015, as compared to $0.16 for the three months ended March 31, 2014.  Operating income per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, were $0.26 for the three months ended March 31, 2015, as compared to operating income per diluted common share of $0.21 for the three months ended March 31, 2014.  Operating income per diluted share is considered a "non-GAAP" financial measure.  More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•
Net interest margin, on a tax equivalent basis, was 4.53% for the three months ended March 31, 2015, as compared to 4.28% for the three months ended March 31, 2014.  The increase in net interest margin for the three months ended March 31, 2015 was primarily attributable to the acquisition of Sterling and the related loan discount accretion and deposit premium amortization.

•
Residential mortgage banking revenue was $28.2 million for the three months ended March 31, 2015 compared to $10.4 million for the three months ended March 31, 2014.  The increase from the same period of the prior year was primarily driven by an increase in closed for sale mortgage volume, which increased by 321.9% in the three months ended March 31, 2015, compared to the prior year same period, primarily due to the Sterling Merger. This increase in closed for sale mortgage volume was partially offset by a lower gain on sale margin.

•
Total gross loans and leases were $15.5 billion as of March 31, 2015, an increase of $221.2 million, as compared to December 31, 2014.  The increase is due to loan growth in both the commercial and consumer loan portfolios, partially offset by portfolio loan sales of $72.8 million.

•
Total deposits were $17.2 billion as of March 31, 2015, an increase of $330.5 million, as compared to December 31, 2014.  This increase was primarily driven by an increase in non-interest bearing demand, savings and money market accounts, partially offset by a decrease in time deposits.

•	Total consolidated assets were $23.0 billion as of March 31, 2015, compared to $22.6 billion at December 31, 2014.

Credit Quality

•
Non-performing assets decreased to $82.7 million, or 0.36% of total assets, as of March 31, 2015, as compared to $97.5 million, or 0.43% of total assets, as of December 31, 2014.  Non-performing loans were $50.7 million, or 0.33% of total loans, as of March 31, 2015, as compared to $59.6 million, or 0.39% of total loans, as of December 31, 2014.

•
The provision for loan and lease losses was $12.6 million for the three months ended March 31, 2015, as compared to the $6.0 million recognized for the three months ended March 31, 2014. This increase was primarily driven by an increase in net charge-offs and a higher level of loan growth, as compared to the prior year quarter. Net charge-offs on loans were $8.7 million for the three months ended March 31, 2015, or 0.23% of average loans and leases (annualized), as compared to net charge-offs of $4.0 million, or 0.21% of average loans and leases (annualized), for the three months ended March 31, 2014.

Capital and Growth Initiatives

•
Based on Basel III rules, the Company's total risk based capital was 14.7% and its Tier 1 common to risk weighted assets ratio was 11.1% as of March 31, 2015. As of December 31, 2014, which is based on Basel I rules, the Company's total risk based capital ratio was 15.2% and its Tier 1 common to risk weighted assets ratio was 11.5%.

•	Cash dividends declared in the first quarter of 2015 were $0.15 per common share, comparable to the same period of the prior year.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2014 included in the Form 10-K filed with the SEC on February 23, 2015. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC's definition.

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The Bank performs regular credit reviews of the loan and lease portfolio to determine credit quality and adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process.  The Bank's risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. The Bank has a management Allowance for Loan and Lease Losses ("ALLL") Committee, which is responsible for, among other things, regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews and approves loans and leases recommended for impaired status.  The ALLL Committee also approves removing loans and leases from impaired status.  The Bank's Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.

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

Management believes that the ALLL was adequate as of March 31, 2015. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 80% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

Acquired Loans including Covered Loans and FDIC Indemnification Asset

Acquired loans and leases are recorded at their fair value at the acquisition date. For purchased non-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the estimated life of the loans.
The acquired loans and purchased impaired loans are aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were input into an accounting loan system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions are periodically reassessed and updated within the accounting model to update our expectation of future cash flows. The excess of the cash flows expected to be collected over a pool's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield are disclosed quarterly.

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

Valuation of Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31.  Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstances indicate impairment potentially exists.  The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumption may result in additional impairment of all, or some portion of, goodwill.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the new standard will have on the Company's consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on simplifying the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities by reducing the number of consolidation model from four to two, among other changes. The ASU will be effective for periods beginning after December 31, 2015, while early adoption is permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU No 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU No. 2015-03 should be applied on a retrospective basis. The Company is currently evaluating the impacts of this ASU on the Company's consolidated financial statements.

Results of Operations

Overview

For the three months ended March 31, 2015, net earnings available to common shareholders were $47.0 million, or $0.21 per diluted common share, as compared to net earnings available to common shareholders of $18.5 million, or $0.16 per diluted common share for the three months ended March 31, 2014. The increase in net earnings for the three months ended March 31, 2015 compared to the same period of the prior year was principally attributable to net income contribution from the operations acquired from Sterling and increased residential mortgage banking revenue resulting from the current mortgage interest rate environment.

Umpqua recognizes gains or losses on our junior subordinated debentures carried at fair value resulting from the estimated market credit risk adjusted spread and changes in interest rates that do not directly correlate with the Company's operating performance.  Also, Umpqua incurs significant expenses related to the completion and integration of mergers and acquisitions. Additionally, we may recognize goodwill impairment losses that have no direct effect on the Company's or the Bank's cash balances, liquidity, or regulatory capital ratios. Lastly, Umpqua may recognize one-time bargain purchase gains on certain acquisitions that are not reflective of Umpqua's on-going earnings power.  Accordingly, management believes that our operating results are best measured on a comparative basis excluding the impact of gains or losses on junior subordinated debentures measured at fair value, net of tax, merger related expenses, net of tax, and other charges related to business combinations such as goodwill impairment charges or bargain purchase gains, net of tax. We define operating earnings as earnings available to common shareholders before gains or losses on junior subordinated debentures carried at fair value, net of tax, bargain purchase gains on acquisitions, net of tax, merger related expenses, net of tax, and goodwill impairment, and we calculate operating earnings per diluted share by dividing operating earnings by the same diluted share total used in determining diluted earnings per common share. Operating earnings and operating earnings per diluted share are considered "non-GAAP" financial measures. Although we believe the presentation of non-GAAP financial measures provides a better indication of our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in Item 1 above.

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the three months ended March 31, 2015 and 2014:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings

(in thousands, except per share data)	Three Months Ended
	March 31,
	2015	2014
Net earnings available to common shareholders	$47,045	$18,538
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	933	325
Merger related expenses, net of tax	8,449	5,073
Operating earnings	$56,427	$23,936
Per diluted share:
Net earnings available to common shareholders	$0.21	$0.16
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	0.01	—
Merger related expenses, net of tax	0.04	0.05
Operating earnings	$0.26	$0.21

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three months ended March 31, 2015 and 2014. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating income as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)	Three Months Ended
	March 31,
	2015	2014
Returns on average assets:
Net earnings available to common shareholders	0.84%	0.65%
Operating earnings	1.01%	0.83%
Returns on average common shareholders' equity:
Net earnings available to common shareholders	5.02%	4.32%
Operating earnings	6.03%	5.58%
Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	9.76%	7.81%
Operating earnings	11.71%	10.08%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$3,797,108	$1,738,680
Less: average goodwill and other intangible assets, net	(1,842,390)	(776,006)
Average tangible common shareholders' equity	$1,954,718	$962,674

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of March 31, 2015 and December 31, 2014:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	March 31,	December 31,
	2015	2014
Total shareholders' equity	$3,800,970	$3,777,626
Subtract:
Goodwill and other intangible assets, net	1,842,567	1,842,958
Tangible common shareholders' equity	$1,958,403	$1,934,668
Total assets	$22,953,158	$22,609,903
Subtract:
Goodwill and other intangible assets, net	1,842,567	1,842,958
Tangible assets	$21,110,591	$20,766,945
Tangible common equity ratio	9.28%	9.32%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not reviewed or audited.  Although we believe these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Net Interest Income

Net interest income is the largest source of our operating income. Net interest income for the three months ended March 31, 2015 was $215.9 million, an increase of $108.1 million, compared to the same period in 2014. The increase in net interest income for the three months ended March 31, 2015 as compared to the same period in 2014 is primarily attributable to an increase in average interest-earning assets and an increase in net interest margin, partially offset by an increase in average deposits and other average interest-bearing liabilities. The increase in average interest-earning assets was primarily in loans and investment securities, largely from the Sterling Merger.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.53% for the three months ended March 31, 2015, an increase of 25 basis points as compared to the same period in 2014.  The increase in net interest margin primarily resulted from the increase in loan yields as a result of the Sterling Merger and the related loan discount accretion.

Adding to the increase in net interest margin in the current quarter as compared to the same period of the prior year was the reduction of the cost of interest-bearing liabilities, which decreased 3 basis points to 0.41% for the current quarter.  The decrease in the cost of interest-bearing liabilities was due to a decrease in the cost of term debt and junior subordinated debentures, while the total cost of interest-bearing deposits was within 1 basis point for the current quarter as compared to the same period of the prior year.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2015 and 2014:

Average Rates and Balances

(dollars in thousands)	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$262,777	$2,562	3.95%	$77,234	$770	4.04%
Loans and leases (1)	15,334,555	212,101	5.61%	7,732,539	103,216	5.41%
Taxable securities	2,222,174	11,652	2.10%	1,562,849	9,341	2.39%
Non-taxable securities (2)	323,852	4,128	5.10%	231,520	3,204	5.54%
Temporary investments and interest-bearing deposits	1,323,671	825	0.25%	705,974	441	0.25%
Total interest earning assets	19,467,029	231,268	4.82%	10,310,116	116,972	4.60%
Allowance for loan and lease losses	(117,690)			(86,918)
Other assets	3,338,176			1,415,159
Total assets	$22,687,515			$11,638,357
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,051,110	$282	0.06%	$1,187,428	$212	0.10%
Money market deposits	6,183,773	2,237	0.15%	3,422,291	894	0.11%
Savings deposits	998,941	132	0.05%	569,766	88	0.06%
Time deposits	2,953,308	4,452	0.61%	1,516,544	2,654	0.71%
Repurchase agreements	310,745	48	0.06%	240,521	41	0.07%
Term debt	990,029	3,464	1.42%	251,189	2,273	3.67%
Junior subordinated debentures	350,609	3,337	3.86%	189,041	1,880	4.03%
Total interest-bearing liabilities	13,838,515	13,952	0.41%	7,376,780	8,042	0.44%
Non-interest-bearing deposits	4,808,062			2,414,001
Other liabilities	243,830			108,896
Total liabilities	18,890,407			9,899,677
Common equity	3,797,108			1,738,680
Total liabilities and shareholders' equity	$22,687,515			$11,638,357
NET INTEREST INCOME		$217,316			$108,930
NET INTEREST SPREAD			4.41%			4.16%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.82%			4.60%
INTEREST EXPENSE TO EARNING ASSETS			0.29%			0.32%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.53%			4.28%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.4 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2015 as compared to the same periods in 2014. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)	Three Months Ended March 31,
	2015 compared to 2014
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$1,809	$(17)	$1,792
Loans and leases	105,018	3,867	108,885
Taxable securities	3,566	(1,255)	2,311
Non-taxable securities (1)	1,194	(270)	924
Temporary investments and interest bearing deposits	385	(1)	384
Total (1)	111,972	2,324	114,296
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	127	(57)	70
Money market deposits	909	434	1,343
Savings deposits	59	(15)	44
Time deposits	2,211	(413)	1,798
Repurchase agreements	11	(4)	7
Term debt	3,293	(2,102)	1,191
Junior subordinated debentures	1,541	(84)	1,457
Total	8,151	(2,241)	5,910
Net increase in net interest income (1)	$103,821	$4,565	$108,386

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $12.6 million for the three months ended March 31, 2015, as compared to $6.0 million for the same period in 2014.  As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three months ended March 31, 2015 was 0.33%, respectively, as compared to 0.31% in the same periods in 2014.

The increase in the provision for loan and lease losses for the three months ended March 31, 2015 as compared to the same period in 2014 was principally attributable to a higher level of loan growth, as well as an increase in net charge-offs.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral-dependent loans.  Therefore, the non-accrual loans of $40.2 million as of March 31, 2015 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended March 31, 2015 was $63.6 million, an increase of $40.4 million, or 173.7%, as compared to the same period in 2014. The following table presents the key components of non-interest income for the three months ended March 31, 2015 and 2014:

Non-Interest Income

(in thousands)	Three Months Ended
	March 31,
			Change	Change
	2015	2014	Amount	Percent
Service charges on deposit accounts	$14,296	$7,767	$6,529	84%
Brokerage commissions and fees	4,769	3,725	1,044	28%
Residential mortgage banking revenue, net	28,227	10,439	17,788	170%
Gain on investment securities, net	116	—	116	nm
Gain on loan sales	6,728	517	6,211	nm
Loss on junior subordinated debentures carried at fair value	(1,555)	(542)	(1,013)	187%
Change in FDIC indemnification asset	(1,286)	(4,840)	3,554	(73)%
BOLI income	2,781	736	2,045	278%
Other income	9,519	5,436	4,083	75%
Total	$63,595	$23,238	$40,357	174%
nm = Not Meaningful

The increase in deposit service charges in the three months ended March 31, 2015 compared to the same period in 2014 was primarily the result of Sterling Merger. Non-maturity deposits of $5.4 billion were acquired from Sterling.

Residential mortgage banking revenue increased for the three months ended March 31, 2015 due to an increase in production contributed by legacy Sterling operations and the lower mortgage interest rate environment between the two periods. Closed for sale mortgage volume for the three months ended March 31, 2015 was $862.2 million, compared to $204.4 million for the three months ended March 31, 2014.

For the three months ended March 31, 2015, we recorded an increase in losses on junior subordinated debentures carried at fair value of $1.0 million over the same period in 2014, which related to the liabilities assumed in the Sterling Merger.

The change in FDIC indemnification asset represents a change in cash flows expected to be recoverable under the loss-share agreements entered into with the FDIC in connection with FDIC-assisted acquisitions.

The gain on loan sales for the three months ended March 31, 2015 increased by $6.2 million due to the sale of a pool of portfolio residential mortgage loans during the current quarter. Other income increased during the three months ended March 31, 2015 to $9.5 million as a result of additional activity as the result of the Sterling Merger.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2015 was $193.1 million, an increase of $96.6 million, or 100.1%, as compared to the same period in 2014. The following table presents the key elements of non-interest expense for the three months ended March 31, 2015 and 2014:

Non-Interest Expense

(in thousands)	Three Months Ended
	March 31,
			Change	Change
	2015	2014	Amount	Percent
Salaries and employee benefits	$107,923	$53,218	$54,705	103%
Net occupancy and equipment	32,150	16,501	15,649	95%
Communications	4,794	2,902	1,892	65%
Marketing	3,027	1,005	2,022	201%
Services	13,988	5,990	7,998	134%
FDIC assessments	3,214	1,863	1,351	73%
Net loss (gain) on other real estate owned	1,814	(64)	1,878	nm
Intangible amortization	2,806	1,194	1,612	135%
Merger related expenses	14,082	5,983	8,099	135%
Other expenses	9,300	7,926	1,374	17%
Total	$193,098	$96,518	$96,580	100%
nm = Not Meaningful

Salaries and employee benefits costs increased by $54.7 million in the three months ended March 31, 2015, as compared to the same period prior year. The increase is primarily related to the increase in operations and personnel related to the Sterling Merger, as well as increased variable compensation expense associated with mortgage banking operations.

Net occupancy and equipment expense increased by $15.6 million for the three months ended March 31, 2015, as compared to the same period in the prior year primarily as a result of operations and facilities acquired in the Sterling Merger.

FDIC assessments increased for the three months ended March 31, 2015 as compared to the same periods in the prior year, primarily as a result of the Sterling Merger due to an increase in the assessment base.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable.  The merger related expenses incurred in 2014 and 2015 relate to the Sterling Merger. A detail of merger related expenses by type is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

The Sterling Merger was also the primary driver for the increases over the prior year periods for services, communications, marketing, intangible amortization and other expenses.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three months ended March 31, 2015 was 36.1%, as compared to 34.8% for the three months ended March 31, 2014. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 4.9% (net of the federal tax benefit) principally because of the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Trading securities were $10.5 million at March 31, 2015, as compared to $10.0 million at December 31, 2014. This increase is primarily attributable to an increase in the assets held in connection with Rabbi Trusts.

Investment securities available for sale were $2.5 billion as of March 31, 2015, as compared to $2.3 billion at December 31, 2014.  The increase was due to $394.9 million of purchases, partially offset by sales and paydowns of $165.1 million.

Investment securities held to maturity were $5.0 million as of March 31, 2015, as compared to holdings of $5.2 million at December 31, 2014. The change primarily related to paydowns and maturities of investment securities held to maturity of $164,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of March 31, 2015 and December 31, 2014:

Investment Securities Composition

(dollars in thousands)	Investment Securities Available for Sale
	March 31, 2015		December 31, 2014
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$229	—%	$229	—%
Obligations of states and political subdivisions	337,602	13%	338,404	15%
Residential mortgage-backed securities and collateralized mortgage obligations	2,195,201	87%	1,957,852	85%
Investments in mutual funds and other equity securities	2,089	—%	2,070	—%
Total	$2,535,121	100%	$2,298,555	100%

(dollars in thousands)	Investment Securities Held to Maturity
	March 31, 2015		December 31, 2014
	Amortized		Amortized
	Cost	%	Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$4,953	100%	$5,088	98%
Other investment securities	—	—%	123	2%
Total	$4,953	100%	$5,211	100%

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

Gross unrealized losses in the available for sale investment portfolio was $7.9 million at March 31, 2015.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $7.4 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

Restricted Equity Securities

Restricted equity securities were $117.2 million at March 31, 2015 and $119.3 million at December 31, 2014 with the decrease attributable to redemptions of FHLB stock during the three months ended March 31, 2015. Of the $117.2 million at March 31, 2015, $115.8 million represented the Bank's investment in the FHLBs of Seattle and San Francisco. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

Loans and Leases

Loans and Leases, net

Total loans and leases outstanding at March 31, 2015 were $15.5 billion, an increase of $221.2 million as compared to year-end 2014. The increase included net new loan and lease originations of $303.6 million, partially offset by loans sold of $72.8 million, charge-offs of $12.5 million, and transfers to other real estate owned of $1.5 million during the period.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of March 31, 2015 and December 31, 2014.

Loan and Lease Concentrations

(dollars in thousands)	March 31, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,303,629	21.1%	$3,290,610	21.5%
Owner occupied term, net	2,577,484	16.6%	2,633,864	17.2%
Multifamily, net	2,764,403	17.8%	2,638,618	17.2%
Construction & development, net	238,303	1.5%	258,722	1.7%
Residential development, net	81,160	0.5%	81,846	0.5%
Commercial
Term, net	1,128,986	7.3%	1,102,987	7.2%
LOC & other, net	1,275,871	8.2%	1,322,722	8.6%
Leases and equipment finance, net	570,492	3.7%	523,114	3.4%
Residential
Mortgage, net	2,330,325	15.0%	2,233,735	14.6%
Home equity loans & lines, net	863,269	5.6%	852,478	5.6%
Consumer & other, net	415,035	2.7%	389,036	2.5%
Total, net of deferred fees and costs	$15,548,957	100.0%	$15,327,732	100.0%

Asset Quality and Non-Performing Assets

Non-Performing Assets

The following table summarizes our non-performing assets and restructured loans as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31,	December 31,
	2015	2014
Loans and leases on non-accrual status	$40,246	$52,041
Loans and leases past due 90 days or more and accruing	10,416	7,512
Total non-performing loans and leases	50,662	59,553
Other real estate owned	32,064	37,942
Total non-performing assets	$82,726	$97,495
Restructured loans (1)	$60,896	$54,836
Allowance for loan and lease losses	$120,104	$116,167
Reserve for unfunded commitments	3,194	3,539
Allowance for credit losses	$123,298	$119,706
Asset quality ratios:
Non-performing assets to total assets	0.36%	0.43%
Non-performing loans and leases to total loans and leases	0.33%	0.39%
Allowance for loan and leases losses to total loans and leases	0.77%	0.76%
Allowance for credit losses to total loans and leases	0.79%	0.78%
Allowance for credit losses to total non-performing loans and leases	243%	201%

(1)	Represents accruing restructured loans performing according to their restructured terms.

The Bank has written down impaired, non-accrual loans as of March 31, 2015 to their estimated net realizable value and expects resolution with no additional material loss, absent further decline in market prices. The following tables summarize our non-performing loans and leases by loan type as of March 31, 2015 and December 31, 2014:

Non-Performing Loans by Type

(in thousands)	March 31,	December 31,
	2015	2014
Commercial real estate
Non-owner occupied term, net	$9,399	$9,240
Owner occupied term, net	9,219	8,292
Multifamily, net	—	300
Commercial
Term, net	18,002	19,100
LOC & other, net	1,714	10,048
Leases and equipment finance, net	3,358	5,779
Residential
Mortgage, net	7,510	4,944
Home equity loans & lines, net	1,164	1,364
Consumer & other, net	296	486
Total	$50,662	$59,553

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

Restructured Loans

At March 31, 2015 and December 31, 2014, impaired loans of $60.9 million and $54.8 million, respectively, were classified as performing restructured loans.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent principally the only impaired loans accruing interest at March 31, 2015.  In order for a restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $120.1 million at March 31, 2015, an increase of $3.9 million from $116.2 million at December 31, 2014. The following table shows the activity in the ALLL for the three months ended March 31, 2015 and 2014:

Allowance for Loan and Lease Losses

(in thousands)	Three months ended
	March 31,
	2015	2014
Balance, beginning of period	$116,167	$95,085
Charge-offs	(12,545)	(6,234)
Recoveries	3,845	2,207
Net charge-offs	(8,700)	(4,027)
Provision charged to operations	12,637	5,971
Balance, end of period	$120,104	$97,029
As a percentage of average loans and leases (annualized):
Net charge-offs	0.23%	0.21%
Provision for loan and lease losses	0.33%	0.31%
Recoveries as a percentage of charge-offs	30.65%	35.40%

The increase in allowance for loan and lease losses as of March 31, 2015 compared to the same period of the prior year was primarily the result of growth in our loan and lease portfolios, partially offset by continued stabilizing credit quality characteristics of the portfolio. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans in each category to total loans and leases (excluding deferred loan fees) as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
Commercial real estate	$55,182	57.5%	$55,184	58.1%
Commercial	44,200	19.2%	41,216	19.2%
Residential	16,221	20.6%	15,922	20.2%
Consumer & other	4,501	2.7%	3,845	2.5%
Allowance for loan and lease losses	$120,104		$116,167

At March 31, 2015, the recorded investment in loans classified as impaired totaled $94.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.4 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2014, the total recorded investment in impaired loans was $102.6 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.4 million.

The following table presents a summary of activity in the reserve for unfunded commitments ("RUC"):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)	Three months ended
	March 31,
	2015	2014
Balance, beginning of period	$3,539	$1,436
Net change to other expense	(345)	(19)
Balance, end of period	$3,194	$1,417

We believe that the ALLL and RUC at March 31, 2015 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Residential Mortgage Servicing Rights

The following table presents the key elements of our residential mortgage servicing rights portfolio for the three months ended March 31, 2015 and 2014:

Summary of Residential Mortgage Servicing Rights

(in thousands)	Three Months Ended
	March 31,
	2015	2014
Balance, beginning of period	$117,259	$47,765
Additions for new MSR capitalized	8,837	2,408
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(4,143)	(1,087)
Other(2)	(5,588)	134
Balance, end of period	$116,365	$49,220

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential serviced loan portfolio as of March 31, 2015 and December 31, 2014 was as follows:

(dollars in thousands)	March 31, 2015	December 31, 2014
Balance of residential loans serviced for others	$11,874,910	$11,590,310
MSR as a percentage of serviced loans	0.98%	1.01%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangibles Assets

At March 31, 2015 and December 31, 2014, we had goodwill of $1.8 billion.  Goodwill of $1.0 billion was recorded during 2014 in connection with the Sterling Merger. No goodwill impairment losses have been recognized in the periods presented.

At March 31, 2015, we had other intangible assets of $53.9 million, as compared to $56.7 million at December 31, 2014.   Other intangibles of $54.6 million were recorded in connection with the Sterling Merger.

Deposits

Total deposits were $17.2 billion at March 31, 2015, an increase of $330.5 million, as compared to December 31, 2014. The increase is attributable to increases in non-maturity deposit types, offset by a decrease in total time deposits.

The following table presents the deposit balances by major category as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$4,930,642	29%	$4,744,804	28%
Interest bearing demand	2,085,368	12%	2,054,994	12%
Money market	6,287,165	36%	6,113,138	36%
Savings	1,022,829	6%	971,185	6%
Time, $100,000 or greater	1,918,565	11%	1,765,721	10%
Time, less than $100,000	977,997	6%	1,242,257	8%
Total	$17,222,566	100%	$16,892,099	100%

At March 31, 2015 and December 31, 2014, the Company's brokered deposits totaled $871.7 million and $866.2 million, respectively.

Borrowings

At March 31, 2015, the Bank had outstanding $321.2 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $965.7 million at March 31, 2015. Term debt outstanding as of March 31, 2015 decreased $40.7 million since December 31, 2014. Advances from the FHLB amounted to $965.2 million of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed interest rates ranging from 0.41% to 7.10% and mature in 2015 through 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $352.1 million and $350.9 million at March 31, 2015 and December 31, 2014, respectively.  The increase is due to the change in fair value for the junior subordinated debentures selected to be carried at fair value. As of March 31, 2015, the majority of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures increased for the three months ended March 31, 2015, compared to the same period in 2014, primarily resulting from junior subordinated debentures assumed in the Sterling Merger.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 11.0% of total deposits at March 31, 2015 and 11.7% of total deposits at December 31, 2014. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $4.6 billion at March 31, 2015, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $667.0 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $455.0 million at March 31, 2015. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $36.5 million of dividends paid by the Bank to the Company in the three months ended March 31, 2015.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures. As of March 31, 2015, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash used in operating activities was $24.3 million during the three months ended March 31, 2015, with the difference between cash provided by operating activities and net income largely consisting of originations of loans held for sale of $862.2 million, offset by proceeds from the sale of loans held for sale of $775.3 million.  This compares to net cash provided by operating activities of $70.6 million during the three months ended March 31, 2014, with the difference between cash provided by operating activities and net income largely consisting of originations of loans held for sale of $204.4 million, offset by proceeds from the sale of loans held for sale of $245.4 million.

Net cash of $465.1 million used by investing activities during the three months ended March 31, 2015 consisted principally of purchases of investment securities available for sale of $394.9 million, net loan originations of $303.6 million, offset by proceeds from investment securities available for sale of $165.1 million and proceeds from sale of loans and leases of $79.6 million.   This compares to net cash of $48.0 million provided by investing activities during the three months ended March 31, 2014, which consisted principally of proceeds from investment securities available for sale of $93.2 million and proceeds from the sale of loans and leases of $22.3 million, partially offset by net loan originations of $61.3 million, and purchases of premises and equipment of $8.2 million.

Net cash of $265.1 million provided by financing activities during the three months ended March 31, 2015 primarily consisted of $332.0 million increase in net deposits, offset by the dividends paid on common stock of $33.1 million, and the $40.0 million repayment of term debt. This compares to net cash of $176.1 million provided by financing activities during the three months ended March 31, 2014, which consisted primarily of $156.0 million increase in net deposits and an increase in securities sold under agreements to repurchase of $37.6 million, offset by $16.9 million in dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2015, it is possible that our deposit balance for 2015 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at March 31, 2015 was $3.8 billion, an increase of $23.3 million from December 31, 2014. The increase in shareholders' equity during the three months ended March 31, 2015 was principally due to net income for the quarter offset by the quarterly dividend.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of BASEL III at March 31, 2015 and as calculated under regulatory guidelines of BASEL I at December 31, 2014:

(dollars in thousands)			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,403,428	14.72%	$1,304,730	8.00%	$1,630,912	10.00%
Umpqua Bank	$2,209,489	13.54%	$1,305,052	8.00%	$1,631,315	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,934,267	11.85%	$978,547	6.00%	$978,547	8.00%
Umpqua Bank	$2,086,298	12.79%	$978,789	6.00%	$1,305,052	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$1,818,979	11.14%	733,910	4.50%	1,060,093	6.50%
Umpqua Bank	$2,086,298	12.79%	$734,092	4.50%	$1,060,355	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$1,934,267	9.33%	$829,359	4.00%	$1,036,699	5.00%
Umpqua Bank	$2,086,298	10.06%	$829,192	4.00%	$1,036,490	5.00%
As of December 31, 2014
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,391,267	15.20%	$1,258,198	8.00%	$1,572,747	10.00%
Umpqua Bank	$2,181,776	13.90%	$1,255,819	8.00%	$1,569,774	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,271,563	14.44%	$629,099	4.00%	$943,648	6.00%
Umpqua Bank	$2,062,151	13.14%	$627,910	4.00%	$941,864	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$2,271,563	10.99%	$827,128	4.00%	$1,033,910	5.00%
Umpqua Bank	$2,062,151	9.96%	$828,061	4.00%	$1,035,076	5.00%

The phase-in period for the final rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III") began for the Company on January 1, 2015, with full compliance with the final rules in their entirety required to be phased in on January 1, 2019.

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

Under the final rules, as Umpqua grew above $15.0 billion in assets as a result of an acquisition, the combined trust preferred security debt issuances are required to be phased out of Tier 1 and into Tier 2 capital (75% starting in the first quarter of 2015 and 100% starting in the first quarter of 2016). The final rules also provide for a number of adjustments to and deductions from the new CET1. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank have made a one-time permanent election to continue to exclude these items in order to avoid significant variations in the level of capital depending on the impact of interest rate fluctuations on the fair value of the Company's securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2015 and 2014:

Cash Dividends and Payout Ratios per Common Share

	Three months ended
	March 31,
	2015	2014
Dividend declared per common share	$0.15	$0.15
Dividend payout ratio	71%	88%

As of March 31, 2015, a total of 12.0 million shares are available for repurchase under the Company's current share repurchase plan. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2015 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of March 31, 2015.

No change in our internal controls occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In our Form 10-K for the period ending December 31, 2011, we initially reported on a class action lawsuit filed in the U.S. District Court for the Northern District of California against the Bank by Amber Hawthorne relating to overdraft fees and the posting order of point of sale and ACH items.   In March 2014, the parties reached an agreement to settle the case and have executed a comprehensive written settlement agreement. On September 15, 2014, the court entered an order granting a motion for preliminary approval of the class settlement and held a final approval hearing on February 19, 2015. On April 28, 2015, the court entered an Order Granting Final Approval of Class Action Settlement and Granting in Part Plaintiffs' Motion For Attorneys' Fees, Costs, and Enhancement Awards. Completion of the settlement of this matter on the agreed final terms will have no material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

In our Form 10-K for the period ending December 31, 2013, we initially reported on two separate class action lawsuits filed in Spokane County, Washington, Superior Court against the Company and other defendants arising from the then-proposed Sterling Merger, which the court consolidated. The consolidated litigation generally alleged that directors of Sterling breached their duties to the Sterling shareholders by approving the Merger, failing to take steps to maximize shareholder value, engaging in a flawed sales process, and agreeing to deal protection provisions in the Merger agreement that are alleged to unduly favor the Company. The Company was alleged to have aided and abetted the alleged breaches of duty. The consolidated litigation also alleged that the disclosures approved by the Sterling board in connection with the Merger and the vote thereon were false and misleading in various respects. As relief, the complaints sought to enjoin the Merger and, among other things, damages in an unspecified amount and payment of plaintiffs' attorneys' fees and costs. The defendants believe that the lawsuits were without merit. On January 16, 2014, the parties executed a Memorandum of Understanding (the "MOU") that contained the essential terms of a settlement and dismissal of the consolidated cases. The MOU did not call for the payment of any money damages, but required the defendants to make certain additional disclosures relating to the Merger and to pay the attorney fees, costs, and expenses of plaintiffs' counsel incurred in connection with the action. The agreed additional disclosures were made and included in the joint proxy statement/prospectus filed January 22, 2014. On September 26, 2014, the parties to the litigation filed a notice of settlement with the court.  The court preliminarily approved the proposed settlement on December 5, 2014, and on March 27, 2015, the court issued an Order and Final Judgment approving the settlement and awarding attorney's fees to the plaintiffs' counsel. The settlement expressly disavowed any admission of wrongdoing or liability by any defendant.

The Company assumed, as successor-in-interest to Sterling, the defense of litigation matters pending against Sterling. Sterling previously reported that on December 11, 2009, a putative securities class action complaint captioned City of Roseville Employees' Retirement System v. Sterling Financial Corp., et al., No. CV 09-00368-EFS, was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of its current and former officers. On June 18, 2010, lead plaintiff filed a consolidated complaint alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements concerning Sterling's business and financial results. Plaintiffs sought unspecified damages and attorneys' fees and costs. On August 30, 2010, Sterling moved to dismiss the Complaint, and the court granted the motion to dismiss without prejudice on August 5, 2013. On October 11, 2013, the lead plaintiff filed an amended consolidated complaint with the same defendants, class period, alleged violations, and relief sought. On January 24, 2014, Sterling moved to dismiss the amended consolidated complaint, and on September 17, 2014, the court entered an order dismissing the amended consolidated complaint in its entirety with no further leave to amend. On October 24, 2014, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit from the district court's order granting the motion to dismiss the amended consolidated complaint and appellant filed its opening brief on April 3, 2015.

See Note 9 of the Notes to the Condensed Consolidated Financial Statements for a discussion of the Company's involvement in litigation pertaining to Visa Inc.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, including the updated risk factors stated below, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in our Form 10-K for the year ended December 31, 2014.   These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.  There have been no material changes from the risk factors described in our Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2015:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/15-1/31/15	94,568	$15.84	—	12,013,429
2/1/15-2/28/15	12,596	$16.53	—	12,013,429
3/1/15-3/31/15	23,654	$17.13	—	12,013,429
Total for quarter	130,818	$16.14	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 93,523 restricted stock awards and 30,715 restricted stock units to pay withholding taxes.  During the three months ended March 31, 2015, 6,580 common shares were repurchased in connection with option exercises and no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  The repurchase program was extended in April 2013 to run through June 2015. As of March 31, 2015, a total of 12.0 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	May 7, 2015	/s/ Raymond P. Davis
Raymond P. Davis President and Chief Executive Officer

Dated	May 7, 2015	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	May 7, 2015	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit #	Description
3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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