Form 10-Q
period 2015-06-30
UMPQUA HOLDINGS CORP
filed 2015-08-06
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June 30, 2015
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

Common stock, no par value: 220,352,319 shares outstanding as of July 31, 2015

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)
	June 30,	December 31,
	2015	2014
ASSETS
Noninterest bearing cash	$364,256	$282,455
Interest bearing cash and temporary investments (restricted cash of $49,982 and $47,717)	515,691	1,322,716
Total cash and cash equivalents	879,947	1,605,171
Investment securities
Trading, at fair value	10,005	9,999
Available for sale, at fair value	2,557,245	2,298,555
Held to maturity, at amortized cost	4,807	5,211
Loans held for sale ($413,219 and $286,802, at fair value)	419,704	286,802
Loans and leases	15,974,197	15,327,732
Allowance for loan and lease losses	(127,071)	(116,167)
Net loans and leases	15,847,126	15,211,565
Restricted equity securities	46,917	119,334
Premises and equipment, net	331,208	317,834
Goodwill	1,788,640	1,786,225
Other intangible assets, net	51,120	56,733
Residential mortgage servicing rights, at fair value	127,206	117,259
Other real estate owned	23,038	37,942
FDIC indemnification asset	432	4,417
Bank owned life insurance	295,551	294,296
Deferred tax asset, net	181,245	230,442
Other assets	229,140	228,118
Total assets	$22,793,331	$22,609,903
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$4,927,526	$4,744,804
Interest bearing	12,217,520	12,147,295
Total deposits	17,145,046	16,892,099
Securities sold under agreements to repurchase	325,711	313,321
Term debt	889,997	1,006,395
Junior subordinated debentures, at fair value	252,214	249,294
Junior subordinated debentures, at amortized cost	101,415	101,576
Other liabilities	274,769	269,592
Total liabilities	18,989,152	18,832,277
COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2015 and 2014; issued and outstanding: 220,279,738 in 2015 and 220,161,120 in 2014	3,517,557	3,519,316
Retained earnings	281,573	246,242
Accumulated other comprehensive income	5,049	12,068
Total shareholders' equity	3,804,179	3,777,626
Total liabilities and shareholders' equity	$22,793,331	$22,609,903

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans and leases	$217,828	$208,992	$432,491	$312,978
Interest and dividends on investment securities:
Taxable	11,268	12,728	22,819	22,019
Exempt from federal income tax	2,657	2,697	5,377	4,809
Dividends	168	128	269	178
Interest on temporary investments and interest bearing deposits	549	422	1,374	863
Total interest income	232,470	224,967	462,330	340,847
INTEREST EXPENSE
Interest on deposits	7,381	6,075	14,484	9,923
Interest on securities sold under agreement to repurchase	43	203	91	244
Interest on term debt	3,492	3,364	6,956	5,637
Interest on junior subordinated debentures	3,406	3,066	6,743	4,946
Total interest expense	14,322	12,708	28,274	20,750
Net interest income	218,148	212,259	434,056	320,097
PROVISION FOR LOAN AND LEASE LOSSES	11,254	14,696	23,891	20,667
Net interest income after provision for loan and lease losses	206,894	197,563	410,165	299,430
NON-INTEREST INCOME
Service charges on deposits	14,825	15,371	29,121	23,138
Brokerage revenue	4,648	4,566	9,417	8,291
Residential mortgage banking revenue, net	40,014	24,341	68,241	34,780
Gain on investment securities, net	19	976	135	976
Gain on loan sales	8,711	557	15,439	1,074
Loss on junior subordinated debentures carried at fair value	(1,572)	(1,369)	(3,127)	(1,911)
Change in FDIC indemnification asset	(1,199)	(5,601)	(2,485)	(10,441)
BOLI income	2,023	1,967	4,804	2,703
Other income	12,930	4,658	22,449	10,094
Total non-interest income	80,399	45,466	143,994	68,704
NON-INTEREST EXPENSE
Salaries and employee benefits	110,786	95,560	218,709	148,778
Occupancy and equipment, net	34,868	28,746	67,018	45,247
Communications	5,894	4,166	10,688	7,068
Marketing	2,049	1,157	5,076	2,162
Services	10,790	12,402	24,778	18,391
FDIC assessments	3,155	2,575	6,369	4,438
Loss on other real estate owned, net	480	258	2,294	194
Intangible amortization	2,807	2,808	5,613	4,002
Merger related expenses	21,797	57,531	35,879	63,514
Other expenses	9,271	8,928	18,571	16,855
Total non-interest expense	201,897	214,131	394,995	310,649
Income before provision for income taxes	85,396	28,898	159,164	57,485
Provision for income taxes	30,612	11,356	57,251	21,292
Net income	$54,784	$17,542	$101,913	$36,193

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$54,784	$17,542	$101,913	$36,193
Dividends and undistributed earnings allocated to participating securities	93	83	177	196
Net earnings available to common shareholders	$54,691	$17,459	$101,736	$35,997
Earnings per common share:
Basic	$0.25	$0.09	$0.46	$0.23
Diluted	$0.25	$0.09	$0.46	$0.23
Weighted average number of common shares outstanding:
Basic	220,463	196,312	220,406	154,473
Diluted	221,150	197,638	221,088	155,276

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$54,784	$17,542	$101,913	$36,193
Available for sale securities:
Unrealized (losses) gains arising during the period	(24,303)	21,935	(11,563)	29,914
Reclassification adjustment for net gains realized in earnings (net of tax expense of $7 and $375 for the three months ended June 30, 2015 and 2014, respectively, and net of tax expense of $54 and $375 for the six months ended June 30, 2015 and 2014, respectively)	(10)	(585)	(81)	(585)
Income tax benefit (expense) related to unrealized gains	9,721	(8,774)	4,625	(11,966)
Net change in unrealized (losses) gains	(14,592)	12,576	(7,019)	17,363
Held to maturity securities:
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $0 and $31 for the three months ended June 30, 2015 and 2014, respectively, and net of tax benefit of $0 and $37 for the six months ended June 30, 2015 and 2014, respectively)	—	47	—	57
Net change in unrealized losses related to factors other than credit	—	47	—	57
Other comprehensive (loss) income, net of tax	(14,592)	12,623	(7,019)	17,420
Comprehensive income	$40,192	$30,165	$94,894	$53,613

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2014	111,973,203	$1,514,485	$217,917	$(4,976)	$1,727,426
Cumulative effect adjustment			(3,509)		(3,509)
Restated balance at January 1, 2014			214,408		1,723,917
Net income, retrospectively adjusted			147,658		147,658
Other comprehensive income, net of tax				17,044	17,044
Stock issued in connection with merger (1)	104,385,087	1,989,030			1,989,030
Stock-based compensation		15,292			15,292
Stock repurchased and retired	(403,828)	(7,183)			(7,183)
Issuances of common stock under stock plans and related net tax benefit (2)	4,206,658	7,692			7,692
Cash dividends on common stock ($0.60 per share)			(115,824)		(115,824)
Balance at December 31, 2014	220,161,120	$3,519,316	$246,242	$12,068	$3,777,626

BALANCE AT JANUARY 1, 2015	220,161,120	$3,519,316	$246,242	$12,068	$3,777,626
Net income			101,913		101,913
Other comprehensive loss, net of tax				(7,019)	(7,019)
Stock-based compensation		7,985			7,985
Stock repurchased and retired	(595,811)	(11,307)			(11,307)
Issuances of common stock under stock plans and related net tax benefit	714,429	1,563			1,563
Cash dividends on common stock ($0.30 per share)			(66,582)		(66,582)
Balance at June 30, 2015	220,279,738	$3,517,557	$281,573	$5,049	$3,804,179

(1) The amount of common stock issued in connection with the merger is net of $784,000 of issuance costs.
(2) The shares issued include 2,889,896 of warrants exercised.

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,913	$36,193
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	12,011	9,163
Gain on sale of investment securities, net	(135)	(976)
Gain (loss) on sale of other real estate owned, net	(193)	78
Valuation adjustment on other real estate owned	2,487	115
Provision for loan and lease losses	23,891	20,667
Change in cash surrender value of bank owned life insurance	(5,439)	(2,717)
Change in FDIC indemnification asset	2,485	10,441
Depreciation and amortization	24,411	14,701
Increase in residential mortgage servicing rights	(20,101)	(7,770)
Change in residential mortgage servicing rights carried at fair value	10,154	4,113
Change in junior subordinated debentures carried at fair value	2,920	2,631
Stock-based compensation	7,985	8,682
Net (increase) decrease in trading account assets	(6)	1,036
Gain on sale of loans	(77,395)	(27,833)
Change in loans held for sale carried at fair value	282	(12,594)
Origination of loans held for sale	(1,859,380)	(828,083)
Proceeds from sales of loans held for sale	1,794,637	782,745
Excess tax benefits from the exercise of stock options	(529)	(1,719)
Change in other assets and liabilities:
Net increase (decrease) in other assets	57,040	(23,289)
Net increase in other liabilities	4,468	37,487
Net cash provided by operating activities	81,506	23,071
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(619,131)	(346,844)
Proceeds from investment securities available for sale	337,088	943,104
Proceeds from investment securities held to maturity	344	365
Redemption of restricted equity securities	72,417	2,755
Net loan and lease originations	(817,613)	(461,231)
Proceeds from sales of loans	164,868	159,439
Proceeds from disposals of furniture and equipment	3,483	52
Purchases of premises and equipment	(43,582)	(22,656)
Net payments to FDIC indemnification asset	(1,205)	(2,376)
Proceeds from bank owned life insurance	4,184	187
Proceeds from sales of other real estate owned	15,187	7,298
Net cash paid in branch divestiture	—	(130,627)
Cash acquired in merger, net of cash consideration paid	—	116,867
Net cash (used) provided by investing activities	$(883,960)	$266,333

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(in thousands)	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$255,823	$335,788
Net increase (decrease) in securities sold under agreements to repurchase	12,390	(494,603)
Repayment of term debt	(114,999)	(47,004)
Dividends paid on common stock	(66,235)	(33,883)
Excess tax benefits from stock based compensation	529	1,719
Proceeds from stock options exercised	1,029	5,193
Retirement of common stock	(11,307)	(6,617)
Net cash provided (used) by financing activities	77,230	(239,407)
Net (decrease) increase in cash and cash equivalents	(725,224)	49,997
Cash and cash equivalents, beginning of period	1,605,171	790,423
Cash and cash equivalents, end of period	$879,947	$840,420

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$33,054	$21,957
Income taxes	$17,223	$6,486
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$(7,019)	$17,363
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$—	$57
Cash dividend declared on common stock and payable after period-end	$33,098	$32,674
Transfer of loans to other real estate owned	$2,577	$3,398
Transfer from FDIC indemnification asset to due from FDIC and other	$1,500	$1,440
Acquisitions:
Assets acquired, including goodwill of $1,024,335	$—	$9,877,740
Liabilities assumed	$—	$8,769,608

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

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to June 30, 2015 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform to current classifications. Umpqua identified an error related to the classification of the accretion on certain acquired loans reported in the Consolidated Statement of Cash Flows for the six months ended June 30, 2014. The accretion amounts were included in the cash flows from operating activities in the "Depreciation, amortization and accretion" line item, instead of the cash flows from investing activities in the "Net change in loans" line item. Management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the prior period financial statements taken as a whole. Consequently, the Consolidated Statement of Cash Flows contained in this Report has been revised for the six months ended June 30, 2014. This change resulted in a decrease of $26.7 million to cash flows from operating activities and an increase of the same amount to cash flows from investing activities for the six months ended June 30, 2014. This change did not affect net income, the balance sheet, or shareholders' equity for any period.

Application of new accounting guidance
As of January 1, 2015, Umpqua adopted the Financial Accounting Standards Board's ("FASB") Accounting Standard Update ("ASU") No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. Application of ASU No. 2014-01 provides for a consistent accounting method for our investments in qualified affordable housing projects using a proportional amortization method. As required by ASU No. 2014-01, the new accounting methodology has been retrospectively applied resulting in changes to other non-interest income, tax expense, and net income, deferred tax asset, other assets, and retained earnings in the prior periods presented. The effect of this change was a decrease in net income of $110,000 and $220,000 for the three and six months ended June 30, 2015, respectively. The effect of this change on the revised June 30, 2014 income statements was an increase in net income of $321,000 for the three months ended June 30, 2014 and an increase of $208,000 for the six months ended June 30, 2014. Retained earnings as of January 1, 2014, has been adjusted down by $3.5 million for the effect of the retroactive application of the new standard.

As of January 1, 2015, Umpqua applied FASB ASU No. 2014-04, Receivables -Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when a repossession or foreclosure has occurred. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. As of June 30, 2015, Umpqua had $1.6 million of foreclosed residential real estate property held as other real estate owned. Umpqua's recorded investment in consumer mortgage loans collateralized by residential real estate property in process of foreclosure was $6.7 million as of June 30, 2015.

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

The operations of Sterling are included in our operating results beginning on April 19, 2014, and contributed an estimated net interest income of $107.3 million and $221.3 million and net income of $29.1 million and $63.0 million for the three and six months ended June 30, 2015, respectively.

The following table provides a breakout of Merger related expense for the three and six months ended June 30, 2015.

(in thousands)	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Personnel	$3,363	$7,730
Legal and professional	13,826	17,739
Premises and Equipment	2,248	5,265
Communication	998	1,432
Other	1,362	3,713
Total Merger related expense	$21,797	$35,879

The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2014, as if the Sterling Merger had occurred on January 1, 2013. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2013. The pro forma results include the impact of certain purchase accounting adjustments including accretion of loan discount, intangible assets amortization and deposit and borrowing premium accretion. These purchase accounting adjustments increased pro forma net income by $32.6 million and $48.8 million for the three and six months ended June 30, 2014.

(in thousands, except per share data)	Pro Forma
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
Net interest income	$234,197	$456,963	(1), (2), (3)
Provision for loan and lease losses	14,696	20,667
Non-interest income	49,720	94,969	(4), (5), (6)
Non-interest expense	197,278	385,766	(7), (8)
Income before provision for income taxes	71,943	145,499
Provision for income taxes	28,742	55,159
Net income	43,201	90,340
Dividends and undistributed earnings allocated to participating securities	83	196
Net earnings available to common shareholders	$43,118	$90,144
Earnings per share:
Basic	$0.20	$0.42
Diluted	$0.20	$0.41
Average shares outstanding:
Basic	216,960	216,700
Diluted	220,531	219,748

(1) Includes $5.1 million and $31.9 million of incremental loan discount accretion for the three and six months ended June 30, 2014.
(2) Includes a reduction of interest income of $305,000 and $1.8 million related to investment securities premiums amortization for the three and six months ended June 30, 2014.
(3) Includes a reduction of interest expense of $1.0 million and $5.9 million related to deposit and borrowing premiums amortization for the three and six months ended June 30, 2014.
(4) Includes a reduction of service charges on deposits of $288,000 and $1.7 million as a result of passing the $10 billion asset threshold for the three and six months ended June 30, 2014.
(5) Includes a loss on junior subordinated debentures carried at fair value of $190,000 and $1.1 million for the three and six months ended June 30, 2014.
(6) Includes the reversal of the $7.0 million loss on the required divestiture of six Sterling stores in connection with the Merger for the six months ended June 30, 2014.
(7) Includes a net increase of $347,000 and $2.1 million of incremental core deposit intangible amortization for the three and six months ended June 30, 2014.
(8) Includes a net decrease of $48.9 million and $43.5 million of merger expenses for the three and six months ended June 30, 2014.

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$213	$14	$—	$227
Obligations of states and political subdivisions	318,129	11,983	(1,177)	328,935
Residential mortgage-backed securities and collateralized mortgage obligations	2,228,677	14,747	(17,404)	2,226,020
Investments in mutual funds and other equity securities	2,016	47	—	2,063
	$2,549,035	$26,791	$(18,581)	$2,557,245
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,807	$504	$(1)	$5,310
	$4,807	$504	$(1)	$5,310

(in thousands)	December 31, 2014
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$213	$16	$—	$229
Obligations of states and political subdivisions	325,189	14,056	(841)	338,404
Residential mortgage-backed securities and collateralized mortgage obligations	1,951,514	17,398	(11,060)	1,957,852
Investments in mutual funds and other equity securities	2,016	54	—	2,070
	$2,278,932	$31,524	$(11,901)	$2,298,555
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$5,088	$358	$(15)	$5,431
Other investment securities	123	—	—	123
	$5,211	$358	$(15)	$5,554

Investment securities that were in an unrealized loss position as of June 30, 2015 and December 31, 2014 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

June 30, 2015
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$24,972	$828	$5,988	$349	$30,960	$1,177
Residential mortgage-backed securities and collateralized mortgage obligations	800,673	8,341	324,611	9,063	1,125,284	17,404
Total temporarily impaired securities	$825,645	$9,169	$330,599	$9,412	$1,156,244	$18,581
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$39	$1	$—	$—	$39	$1
Total temporarily impaired securities	$39	$1	$—	$—	$39	$1

December 31, 2014
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$11,100	$547	$8,550	$294	$19,650	$841
Residential mortgage-backed securities and collateralized mortgage obligations	220,577	815	495,096	10,245	715,673	11,060
Total temporarily impaired securities	$231,677	$1,362	$503,646	$10,539	$735,323	$11,901
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$224	$15	$—	$—	$224	$15
Total temporarily impaired securities	$224	$15	$—	$—	$224	$15

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of June 30, 2015. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2015 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, these investments are not considered other-than-temporarily impaired.

The following table presents the maturities of investment securities at June 30, 2015:

(in thousands)	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$7,053	$7,087	$—	$—
Over three months through twelve months	87,246	88,056	8	12
After one year through five years	1,784,758	1,797,801	310	580
After five years through ten years	517,564	511,962	324	489
After ten years	150,398	150,276	4,165	4,229
Other investment securities	2,016	2,063	—	—
	$2,549,035	$2,557,245	$4,807	$5,310

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties. The following table presents the gross realized gains and losses on the sale of securities available for sale for the three and six months ended June 30, 2015 and 2014:

(in thousands)	Three Months Ended
	June 30, 2015		June 30, 2014
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$—	$—	$3	$1
Residential mortgage-backed securities and collateralized mortgage obligations	226	207	974	—
	$226	$207	$977	$1

	Six Months Ended
	June 30, 2015		June 30, 2014
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$—	$—	$3	$1
Residential mortgage-backed securities and collateralized mortgage obligations	542	407	974	—
	$542	$407	$977	$1

The following table presents, as of June 30, 2015, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$1,449	$1,482
To state and local governments to secure public deposits	1,678,778	1,687,592
Other securities pledged principally to secure repurchase agreements	485,452	485,077
Total pledged securities	$2,165,679	$2,174,151

Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30,	December 31,
	2015	2014
Commercial real estate
Non-owner occupied term, net	$3,294,359	$3,290,610
Owner occupied term, net	2,636,800	2,633,864
Multifamily, net	2,859,884	2,638,618
Construction & development, net	244,354	258,722
Residential development, net	76,734	81,846
Commercial
Term, net	1,374,528	1,396,089
LOC & other, net	981,897	1,029,620
Leases and equipment finance, net	630,695	523,114
Residential
Mortgage, net	2,533,042	2,233,735
Home equity loans & lines, net	882,596	852,478
Consumer & other, net	459,308	389,036
Total loans and leases, net of deferred fees and costs	$15,974,197	$15,327,732

The loan balances are net of deferred fees and costs of $38.8 million and $26.3 million as of June 30, 2015 and December 31, 2014, respectively. Net loans include discounts on acquired loans of $161.5 million and $236.6 million as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, loans totaling $9.3 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $657.3 million and $770.9 million at June 30, 2015 and December 31, 2014, respectively. The carrying balance of purchased impaired loans was $485.7 million and $562.9 million at June 30, 2015 and December 31, 2014, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the three and six months ended June 30, 2015 and 2014:

(in thousands)	Three Months Ended
	June 30, 2015
	Evergreen	Rainier	Nevada Security	Circle	Sterling	Total
Balance, beginning of period	$7,948	$48,018	$20,630	$721	$108,270	$185,587
Accretion to interest income	(534)	(1,105)	(1,529)	(468)	(6,401)	(10,037)
Disposals	(444)	(969)	(59)	(244)	(5,041)	(6,757)
Reclassifications from (to) nonaccretable difference	230	377	41	416	3,768	4,832
Balance, end of period	$7,200	$46,321	$19,083	$425	$100,596	$173,625

	Three Months Ended
	June 30, 2014
	Evergreen	Rainier	Nevada Security	Circle	Sterling	Total
Balance, beginning of period	$16,160	$67,923	$31,491	$1,053	$—	$116,627
Additions	—	—	—	—	110,757	110,757
Accretion to interest income	(4,815)	(6,256)	(4,530)	(88)	(5,902)	(21,591)
Disposals	(3,501)	(7,620)	(2,276)	—	(315)	(13,712)
Reclassifications from nonaccretable difference	2,732	2,562	3,152	—	—	8,446
Balance, end of period	$10,576	$56,609	$27,837	$965	$104,540	$200,527

(in thousands)	Six Months Ended
	June 30, 2015
	Evergreen	Rainier	Nevada Security	Circle	Sterling	Total
Balance, beginning of period	$9,466	$49,989	$23,666	$796	$117,782	$201,699
Accretion to interest income	(2,256)	(4,098)	(4,421)	(580)	(11,965)	(23,320)
Disposals	(2,480)	(1,601)	(1,352)	(244)	(7,993)	(13,670)
Reclassifications from (to) nonaccretable difference	2,470	2,031	1,190	453	2,772	8,916
Balance, end of period	$7,200	$46,321	$19,083	$425	$100,596	$173,625

	Six Months Ended
	June 30, 2014
	Evergreen	Rainier	Nevada Security	Circle	Sterling	Total
Balance, beginning of period	$20,063	$71,789	$34,632	$1,140	$—	$127,624
Additions	—	—	—	—	110,757	110,757
Accretion to interest income	(8,452)	(10,537)	(8,994)	(175)	(5,902)	(34,060)
Disposals	(4,741)	(8,607)	(3,906)	—	(315)	(17,569)
Reclassifications from nonaccretable difference	3,706	3,964	6,105	—	—	13,775
Balance, end of period	$10,576	$56,609	$27,837	$965	$104,540	$200,527

Loans acquired in an FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as covered loans. Covered loans are reported exclusive of the cash flow reimbursements expected from the FDIC. The following table summarizes the activity related to the FDIC indemnification asset for the three and six months ended June 30, 2015 and 2014:

(in thousands)	Three Months ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance, beginning of period	$1,861	$18,362	$4,417	$23,174
Change in FDIC indemnification asset	(1,199)	(5,601)	(2,485)	(10,441)
Transfers to due from FDIC and other	(230)	(1,468)	(1,500)	(1,440)
Balance, end of period	$432	$11,293	$432	$11,293

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes loans and leases sold by loan portfolio during the three and six months ended June 30, 2015 and 2014:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Commercial real estate
Non-owner occupied term, net	$7,181	$11,606	$7,181	$14,799
Owner occupied term, net	16,641	46,097	19,960	48,244
Multifamily, net	—	25,202	435	25,202
Construction & development, net	—	566	—	566
Residential development, net	—	195	—	800
Commercial
Term, net	1,080	9,873	3,420	25,869
LOC & other, net	—	5,062	—	5,062
Residential
Mortgage, net	51,680	5,703	118,433	6,034
Home equity loans & lines. net	—	24,445	—	24,445
Consumer & other, net	—	7,344	—	7,344
Total, net of deferred fees and costs	$76,582	$136,093	$149,429	$158,365

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

Management believes that the ALLL was adequate as of June 30, 2015. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

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

Activity in the Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the three and six months ended June 30, 2015 and 2014:

(in thousands)	Three Months Ended June 30, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$55,182	$44,200	$16,221	$4,501	$120,104
Charge-offs	(2,102)	(3,714)	(138)	(1,488)	(7,442)
Recoveries	1,265	1,113	108	669	3,155
Provision	3,819	4,098	1,773	1,564	11,254
Balance, end of period	$58,164	$45,697	$17,964	$5,246	$127,071

	Three Months Ended June 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$57,918	$30,231	$7,823	$1,057	$97,029
Charge-offs	(1,329)	(5,163)	(495)	(345)	(7,332)
Recoveries	770	1,104	140	88	2,102
Provision (recapture)	(439)	9,254	4,485	1,396	14,696
Balance, end of period	$56,920	$35,426	$11,953	$2,196	$106,495

(in thousands)	Six Months Ended June 30, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$55,184	$41,216	$15,922	$3,845	$116,167
Charge-offs	(2,829)	(8,278)	(446)	(8,434)	(19,987)
Recoveries	1,488	2,184	139	3,189	7,000
Provision	4,321	10,575	2,349	6,646	23,891
Balance, end of period	$58,164	$45,697	$17,964	$5,246	$127,071

	Six Months Ended June 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$59,538	$27,028	$7,487	$1,032	$95,085
Charge-offs	(3,570)	(8,681)	(746)	(569)	(13,566)
Recoveries	1,600	2,206	302	201	4,309
Provision (recapture)	(648)	14,873	4,910	1,532	20,667
Balance, end of period	$56,920	$35,426	$11,953	$2,196	$106,495

Provision expense includes amounts related to subsequent deterioration of purchased impaired loans of $0 and $1.6 million for the three and six months ended June 30, 2015, respectively, and $199,000 and $1.0 million for the three and six months ended June 30, 2014, respectively.

The valuation allowance on purchased impaired loans was reduced by recaptured provision of $0 and $185,000 for the three and six months ended June 30, 2015, respectively, and $873,000 and $1.3 million for the three and six months ended June 30, 2014, respectively.

The following table presents the allowance and recorded investment in loans and leases by portfolio segment as of June 30, 2015 and 2014:

(in thousands)	June 30, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$52,829	$42,854	$17,294	$5,176	$118,153
Individually evaluated for impairment	774	377	—	—	1,151
Loans acquired with deteriorated credit quality	4,561	2,466	670	70	7,767
Total	$58,164	$45,697	$17,964	$5,246	$127,071
Loans and leases:
Collectively evaluated for impairment	$8,674,769	$2,939,856	$3,351,541	$458,188	$15,424,354
Individually evaluated for impairment	34,387	29,780	—	—	64,167
Loans acquired with deteriorated credit quality	402,975	17,484	64,097	1,120	485,676
Total	$9,112,131	$2,987,120	$3,415,638	$459,308	$15,974,197

(in thousands)	June 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$50,738	$32,793	$11,456	$2,098	$97,085
Individually evaluated for impairment	1,302	15	—	—	1,317
Loans acquired with deteriorated credit quality	4,880	2,618	497	98	8,093
Total	$56,920	$35,426	$11,953	$2,196	$106,495
Loans and leases:
Collectively evaluated for impairment	$8,452,224	$2,827,872	$2,716,279	$332,768	$14,329,143
Individually evaluated for impairment	92,676	23,274	—	—	115,950
Loans acquired with deteriorated credit quality	552,618	57,724	78,046	2,974	691,362
Total	$9,097,518	$2,908,870	$2,794,325	$335,742	$15,136,455

The loan and lease balances are net of net deferred loans costs of $38.8 million and $13.5 million at June 30, 2015 and June 30, 2014, respectively.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the RUC and unfunded commitments for the three and six months ended June 30, 2015 and 2014:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance, beginning of period	$3,194	$1,417	$3,539	$1,436
Net change to other expense	(330)	(538)	(675)	(557)
Acquired reserve	—	3,966	—	3,966
Balance, end of period	$2,864	$4,845	$2,864	$4,845

(in thousands)
Total
Unfunded loan and lease commitments:
June 30, 2015	$3,216,725
June 30, 2014	$2,814,549

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following table summarizes our non-accrual loans and leases and loans and leases past due, by loan and lease class, as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$1,505	$1,703	$1,704	$4,912	$2,067	$3,287,380	$3,294,359
Owner occupied term, net	1,830	1,247	681	3,758	5,354	2,627,688	2,636,800
Multifamily, net	293	2,991	—	3,284	—	2,856,600	2,859,884
Construction & development, net	—	—	—	—	—	244,354	244,354
Residential development, net	—	—	—	—	—	76,734	76,734
Commercial
Term, net	1,217	239	—	1,456	20,325	1,352,747	1,374,528
LOC & other, net	1,151	778	44	1,973	1,455	978,469	981,897
Leases and equipment finance, net	1,723	2,258	614	4,595	3,372	622,728	630,695
Residential
Mortgage, net	171	2,091	9,007	11,269	460	2,521,313	2,533,042
Home equity loans & lines, net	2,504	620	1,036	4,160	431	878,005	882,596
Consumer & other, net	2,430	802	443	3,675	108	455,525	459,308
Total, net of deferred fees and costs	$12,824	$12,729	$13,529	$39,082	$33,572	$15,901,543	$15,974,197

(1) Other includes purchased credit impaired loans of $485.7 million.

(in thousands)	December 31, 2014
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases

Commercial real estate
Non-owner occupied term, net	$452	$—	$283	$735	$8,957	$3,280,918	$3,290,610
Owner occupied term, net	2,304	347	—	2,651	8,292	2,622,921	2,633,864
Multifamily, net	—	512	—	512	300	2,637,806	2,638,618
Construction & development, net	1,091	—	—	1,091	—	257,631	258,722
Residential development, net	6,155	—	—	6,155	—	75,691	81,846
Commercial
Term, net	1,098	242	3	1,343	19,097	1,375,649	1,396,089
LOC & other, net	1,637	1,155	1,223	4,015	8,825	1,016,780	1,029,620
Leases and equipment finance, net	1,482	1,695	695	3,872	5,084	514,158	523,114
Residential
Mortgage, net	8	1,224	4,289	5,521	655	2,227,559	2,233,735
Home equity loans & lines, net	1,924	702	749	3,375	615	848,488	852,478
Consumer & other, net	2,133	498	270	2,901	216	385,919	389,036
Total, net of deferred fees and costs	$18,284	$6,375	$7,512	$32,171	$52,041	$15,243,520	$15,327,732

(1) Other includes purchased credit impaired loans of $562.9 million

Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral-dependent loans.  Therefore, the non-accrual loans as of June 30, 2015 have already been written down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

 The following table summarizes our impaired loans by loan class as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$10,647	$1,202	$9,202	$341
Owner occupied term, net	11,365	4,321	6,994	198
Multifamily, net	3,519	—	3,519	86
Construction & development, net	1,091	—	1,091	16
Residential development, net	8,054	—	8,058	133
Commercial
Term, net	30,901	23,060	2,930	209
LOC & other, net	7,796	1,429	2,361	168
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$73,373	$30,012	$34,155	$1,151

(in thousands)	December 31, 2014
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$42,793	$16,916	$22,190	$502
Owner occupied term, net	16,339	8,290	7,655	364
Multifamily, net	4,040	300	3,519	49
Construction & development, net	2,655	—	1,091	7
Residential development, net	9,670	—	9,675	166
Commercial
Term, net	31,733	18,701	256	12
LOC & other, net	18,761	8,575	5,404	308
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	626	—	—	—
Consumer & other, net	152	—	—	—
Total, net of deferred fees and costs	$126,769	$52,782	$49,790	$1,408

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2015 and 2014:

(in thousands)	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$23,720	$179	$52,913	$297
Owner occupied term, net	13,291	84	12,660	75
Multifamily, net	3,519	30	2,592	—
Construction & development, net	1,091	26	9,505	195
Residential development, net	8,813	86	14,263	152
Commercial
Term, net	23,423	111	15,853	4
LOC & other, net	5,396	66	3,055	12
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	7	—	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$79,253	$589	$110,841	$735

(in thousands)	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$28,848	$502	$51,824	$646
Owner occupied term, net	14,176	149	12,242	152
Multifamily, net	3,619	61	2,040	—
Construction & development, net	1,091	37	9,533	313
Residential development, net	9,101	189	15,410	311
Commercial
Term, net	21,935	114	13,576	8
LOC & other, net	8,257	113	2,863	25
Leases, net	—	—	—	—
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	7	—	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$87,027	$1,172	$107,488	$1,455
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

The following table summarizes our internal risk rating by loan and lease class for the loan and lease portfolio as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,078,355	$93,127	$111,401	$561	$511	$10,404	$3,294,359
Owner occupied term, net	2,480,278	51,811	89,559	466	3,371	11,315	2,636,800
Multifamily, net	2,831,539	7,183	17,643	—	—	3,519	2,859,884
Construction & development, net	236,125	3,997	3,141	—	—	1,091	244,354
Residential development, net	66,656	—	2,020	—	—	8,058	76,734
Commercial
Term, net	1,326,674	3,725	17,815	138	186	25,990	1,374,528
LOC & other, net	949,036	9,386	19,641	44	—	3,790	981,897
Leases and equipment finance, net	620,525	3,923	2,258	3,489	500	—	630,695
Residential
Mortgage, net	2,507,870	4,828	5,457	—	14,887	—	2,533,042
Home equity loans & lines, net	875,256	4,573	770	—	1,997	—	882,596
Consumer & other, net	455,262	3,492	291	—	263	—	459,308
Total, net of deferred fees and costs	$15,427,576	$186,045	$269,996	$4,698	$21,715	$64,167	$15,974,197

(1) The percentage of impaired loans classified as pass/watch, special mention, and substandard was 3.9%, 3.8%, and 92.3%, respectively, as of June 30, 2015.

(in thousands)	December 31, 2014
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,027,777	$99,556	$123,350	$821	$—	$39,106	$3,290,610
Owner occupied term, net	2,475,944	58,425	81,567	309	1,674	15,945	2,633,864
Multifamily, net	2,610,039	9,583	15,177	—	—	3,819	2,638,618
Construction & development, net	248,547	4,081	5,003	—	—	1,091	258,722
Residential development, net	68,789	963	2,419	—	—	9,675	81,846
Commercial
Term, net	1,346,148	12,661	17,901	198	224	18,957	1,396,089
LOC & other, net	991,209	17,665	6,399	280	88	13,979	1,029,620
Leases and equipment finance, net	513,104	2,554	3,809	3,255	392	—	523,114
Residential
Mortgage, net	2,215,956	2,330	4,497	—	10,952	—	2,233,735
Home equity loans & lines, net	846,277	3,271	1,079	—	1,851	—	852,478
Consumer & other, net	385,754	2,717	198	—	367	—	389,036
Total, net of deferred fees and costs	$14,729,544	$213,806	$261,399	$4,863	$15,548	$102,572	$15,327,732

(1) The percentage of impaired loans classified as pass/watch, special mention, substandard, doubtful, and loss was 5.6%, 15.1%, 77.9%, 0.1% and 1.3% respectively, as of December 31, 2014.

Troubled Debt Restructurings

At June 30, 2015 and December 31, 2014, impaired loans of $37.0 million and $54.8 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were $3.9 million available commitments for troubled debt restructurings outstanding as of June 30, 2015 and $1.0 million as of December 31, 2014.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$24,734	$—	$24,734
Commercial, net	8,704	2,625	11,329
Residential, net	3,585	—	3,585
Total, net of deferred fees and costs	$37,023	$2,625	$39,648

(in thousands)	December 31, 2014
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$48,817	$2,319	$51,136
Commercial, net	5,404	9,541	14,945
Residential, net	615	—	615
Total, net of deferred fees and costs	$54,836	$11,860	$66,696

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The following table presents newly restructured loans that occurred during the three and six months ended June 30, 2015 and 2014:

(in thousands)	Three Months Ended June 30, 2015
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Residential, net	$—	$—	$—	$—	$112	$112
Total, net of deferred fees and costs	$—	$—	$—	$—	$112	$112

	Six Months Ended June 30, 2015
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial, net	$—	$—	$—	$—	$3,349	$3,349
Residential, net	—	74	—	—	3,056	3,130
Total, net of deferred fees and costs	$—	$74	$—	$—	$6,405	$6,479

(in thousands)	Three and Six Months Ended June 30, 2014
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications

Commercial real estate, net	$—	$1,244	$—	$—	$3,519	$4,763
Residential, net	—	—	—	—	138	138
Total, net of deferred fees and costs	$—	$1,244	$—	$—	$3,657	$4,901

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

There were $253,000 of financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, there were none.

Note 6–Goodwill and Other Intangible Assets

The following tables summarize the changes in the Company's goodwill and other intangible assets for the year ended December 31, 2014, and the six months ended June 30, 2015. Goodwill and all other intangible assets are related to the Community Banking segment.

(in thousands)	Goodwill
		Accumulated
	Gross	Impairment	Total
Balance, December 31, 2013	$877,239	$(112,934)	$764,305
Net additions	1,021,920	—	1,021,920
Balance, December 31, 2014	1,899,159	(112,934)	1,786,225
Net additions	2,415	—	2,415
Balance, June 30, 2015	$1,901,574	$(112,934)	$1,788,640

Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Additional information on the acquisitions and acquisition price allocations is provided in Note 2. The additions to goodwill in 2015 of $2.4 million relate to immaterial acquisition accounting adjustments.

(in thousands)	Other Intangible Assets
		Accumulated
	Gross	Amortization	Net
Balance, December 31, 2013	$58,909	$(46,531)	$12,378
Net additions	54,562	—	54,562
Amortization	—	(10,207)	(10,207)
Balance, December 31, 2014	113,471	(56,738)	56,733
Amortization	—	(5,613)	(5,613)
Balance, June 30, 2015	$113,471	$(62,351)	$51,120

Intangible additions in 2014 relate to the Merger and represent the value of the core deposits, which includes all deposits except certificates of deposit. Core deposit intangible assets values were determined by an analysis of the cost differential between the core deposits inclusive of estimated servicing costs and alternative funding sources. The core deposit intangible recorded in connection with the Merger will be amortized on an accelerated basis over a period of 10 years.

The Company conducts its annual evaluation of goodwill for impairment as of its year end of December 31. Goodwill and other intangibles are required to be analyzed for impairment if certain triggering events occur. During the six months ended June 30, 2015, management determined that no triggering events occurred that required an impairment analysis. The table below presents the forecasted amortization expense for other intangible assets acquired in all mergers:

(in thousands)
Expected
Year	Amortization
Remainder of 2015	$5,613
2016	8,622
2017	6,756
2018	6,166
2019	5,618
Thereafter	18,345
$51,120

Note 7 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR") for the three and six months ended June 30, 2015 and 2014:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance, beginning of period	$116,365	$49,220	$117,259	$47,765
Acquired/purchased MSR	—	62,770	—	62,770
Additions for new MSR capitalized	11,264	5,362	20,101	7,770
Changes in fair value:
Due to changes in model inputs or assumptions(1)	5,077	(784)	934	(1,871)
Other(2)	(5,500)	(2,376)	(11,088)	(2,242)
Balance, end of period	$127,206	$114,192	$127,206	$114,192

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential mortgage serviced loan portfolio as of June 30, 2015 and December 31, 2014 is as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014
Balance of residential mortgage loans serviced for others	$12,302,866	$11,590,310
MSR as a percentage of serviced loans	1.03%	1.01%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $6.8 million and $13.2 million for the three and six months ended June 30, 2015, respectively, as compared to $5.4 million and $8.3 million for the three and six months ended June 30, 2014, respectively.

Key assumptions used in measuring the fair value of MSR as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Constant prepayment rate	12.22%	12.39%
Discount rate	9.17%	9.17%
Weighted average life (years)	6.5	6.4

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of June 30, 2015 and December 31, 2014 is as follows:

(in thousands)	June 30, 2015	December 31, 2014
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(5,297)	$(4,965)
Effect on fair value of a 20% adverse change	$(10,192)	$(9,547)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(5,025)	$(4,539)
Effect on fair value of a 200 basis point adverse change	$(9,660)	$(8,771)

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

Note 8 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of June 30, 2015:

(dollars in thousands)		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$15,263	Floating rate, LIBOR plus 3.35%, adjusted quarterly	4.87%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	23,083	Floating rate, LIBOR plus 3.45%, adjusted quarterly	4.99%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	7,232	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.46%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	7,206	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.48%	March 2034
Umpqua Master Trust I	August 2007	41,238	23,867	Floating rate, LIBOR plus 1.35%, adjusted quarterly	2.83%	September 2037
Umpqua Master Trust IB	September 2007	20,619	13,908	Floating rate, LIBOR plus 2.75%, adjusted quarterly	4.50%	December 2037
Sterling Capital Trust III	April 2003	14,433	11,214	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.54%	April 2033
Sterling Capital Trust IV	May 2003	10,310	7,925	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.45%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	15,904	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.58%	June 2033
Sterling Capital Trust VI	June 2003	10,310	7,901	Floating rate, LIBOR plus 3.20%, adjusted quarterly	4.55%	September 2033
Sterling Capital Trust VII	June 2006	56,702	33,984	Floating rate, LIBOR plus 1.53%, adjusted quarterly	3.02%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	31,222	Floating rate, LIBOR plus 1.63%, adjusted quarterly	3.16%	December 2036
Sterling Capital Trust IX	July 2007	46,392	26,798	Floating rate, LIBOR plus 1.40%, adjusted quarterly	2.90%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	7,080	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.50%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	6,500	Floating rate, LIBOR plus 1.80%, adjusted quarterly	3.31%	June 2035
Klamath First Capital Trust I	July 2001	15,464	13,127	Floating rate, LIBOR plus 3.75%, adjusted semiannually	4.84%	July 2031
		$379,390	$252,214
AT AMORTIZED COST:
HB Capital Trust I	March 2000	$5,310	$6,133	10.875%	8.50%	March 2030
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,761	10.200%	8.45%	February 2031
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,190	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.06%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,149	Floating rate, LIBOR plus 2.95%, adjusted quarterly	2.55%	September 2033
CIB Capital Trust	November 2002	10,310	11,066	Floating rate, LIBOR plus 3.45%, adjusted quarterly	3.07%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	3.94%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.89%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.18%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.18%	September 2033
		96,037	101,415
	Total	$475,427	$353,629

(1)
Includes acquistion accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of June 30, 2015.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $14.3 million at June 30, 2015 and December 31, 2014. As of June 30, 2015, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling. Refer to Note 15 for discussion of the rationale for election of fair value and the approach used to fair value the selected junior subordinated debentures.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments, the discounts will reverse over time in a manner similar to the effective interest rate method as if these instruments were accounted for under the amortized cost method. Losses recorded resulting from the change in the fair value of these instruments were $1.6 million and $3.1 million for the three and six months ended June 30, 2015, respectively, and $1.4 million and $1.9 million for the three and six months ended June 30, 2014, respectively.

Note 9 – Commitments and Contingencies

Lease Commitments — As of June 30, 2015, the Bank leased 281 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and six months ended June 30, 2015 was $9.5 million and $18.8 million and for the three and six months ended June 30, 2014 was $8.8 million and $13.8 million. Rent expense was partially offset by rent income for the three and six months ended June 30, 2015 of $111,000 and $229,000 and for the three and six months ended June 30, 2014 of $94,000 and $271,000.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of June 30, 2015
Commitments to extend credit	$3,160,181
Commitments to extend overdrafts	$807,460
Forward sales commitments	$637,971
Commitments to originate residential mortgage loans held for sale	$377,946
Standby letters of credit	$56,544

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees during the three and six months ended June 30, 2015 and June 30, 2014. At June 30, 2015, approximately $46.5 million of standby letters of credit expire within one year, and $10.0 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $900,000 as of June 30, 2015.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of June 30, 2015, the Company had a residential mortgage loan repurchase reserve liability of $2.8 million.

Legal Proceedings—The Bank owns 483,806 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.6483 per Class A share. As of June 30, 2015, the closing value of the Class A shares was $67.13 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $53.5 million as of June 30, 2015, and has not been reflected in the accompanying financial statements. The shares of Visa Inc. Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa Inc. may sell additional Class A shares and use the proceeds to settle litigation, thereby reducing the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 79% and 80% of the Bank's loan and lease portfolio at June 30, 2015 and December 31, 2014, respectively.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2015 and 2014.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2015, the Bank had commitments to originate mortgage loans held for sale totaling $377.9 million and forward sales commitments of $638.0 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

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

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of June 30, 2015, the Bank had 339 interest rate swaps with an aggregate notional amount of $1.6 billion related to this program.

In connection with the interest rate swap program with commercial customers, the Bank has agreements with its derivative counterparties that contain a provision where if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank also has agreements with its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Bank were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. If the Bank had breached any of these provisions at June 30, 2015, it could have been required to settle its obligations under the agreements at the termination value.

As of June 30, 2015 and December 31, 2014, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $27.9 million and $29.0 million, respectively.  The Bank has collateral posting requirements for initial or variation margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $45.8 million and $43.5 million as of June 30, 2015 and December 31, 2014, respectively.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of June 30, 2015, the net CVA decreased the settlement values of the Bank's net derivative assets by $1.3 million. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The following tables summarize the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of June 30, 2015 and December 31, 2014:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated	June 30,	December 31,	June 30,	December 31,
as hedging instrument	2015	2014	2015	2014
Interest rate lock commitments	$4,061	$2,867	$—	$—
Interest rate forward sales commitments	5,119	16	566	2,627
Interest rate swaps	25,734	26,327	26,940	28,158
Foreign currency derivative	13	565	10	103
Total	$34,927	$29,775	$27,516	$30,888

The fair values of the derivatives are recorded in other assets and other liabilities. The following table summarizes the types of derivatives and the gains (losses) recorded during the three and six months ended June 30, 2015 and 2014:

(in thousands)	Three months ended		Six Months Ended
Derivatives not designated	June 30,		June 30,
as hedging instrument	2015	2014	2015	2014
Interest rate lock commitments	$(2,963)	$6,099	$1,194	$6,787
Interest rate forward sales commitments	10,212	(13,368)	5,108	(16,016)
Interest rate swaps	1,406	(1,787)	625	(3,001)
Foreign currency derivative	1	17	(459)	17
Total	$8,656	$(9,039)	$6,468	$(12,213)

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivative are included in other income.

The following table summarizes the derivatives that have a right of offset as of June 30, 2015 and December 31, 2014:

(in thousands)				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
June 30, 2015
Derivative Assets
Interest rate swaps	$25,734	$—	$25,734	$(203)	$—	$25,531
Derivative Liabilities
Interest rate swaps	$26,940	$—	$26,940	$(203)	$(26,737)	$—

December 31, 2014
Derivative Assets
Interest rate swaps	$26,327	$—	$26,327	$(131)	$—	$26,196
Derivative Liabilities
Interest rate swaps	$28,158	$—	$28,158	$(131)	$(28,027)	$—

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

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $4.4 million and $7.6 million for the three and six months ended June 30, 2015, as compared to $3.6 million and $5.1 million for the three and six months ended June 30, 2014. The total income tax benefit recognized related to stock-based compensation was $1.6 million and $2.8 million for the three and six months ended June 30, 2015 as compared to $1.4 million and $2.0 million for the three and six months ended June 30, 2014.

The following table summarizes information about stock option activity for the six months ended June 30, 2015:

(in thousands, except per share data)	Six Months Ended June 30, 2015
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	807	$16.80
Granted/Assumed	—	$—
Exercised	(70)	$10.85
Forfeited/expired	(251)	$22.88
Balance, end of period	486	$14.51	4.36	$2,359
Options exercisable, end of period	435	$14.78	4.10	$2,063

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and six months ended June 30, 2015 was $320,000 and $465,000, as compared to the three and six months ended June 30, 2014 of $1.4 million and $2.8 million.

During the three and six months ended June 30, 2015, the amount of cash received from the exercise of stock options was $105,000 and $194,000, respectively, as compared to the three and six months ended June 30, 2014 of $3.4 million and $4.3 million, respectively. Total consideration was $621,000 and $760,000 for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014 of $3.6 million and $6.2 million, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model.  There were no stock options granted in the six months ended June 30, 2015. The following weighted average assumptions were used to determine the fair value of stock options grants as of grant date for the six months ended June 30, 2014:

Six Months Ended
June 30,
2014
Dividend yield	3.25%
Expected life (years)	6.79
Expected volatility	31%
Risk-free rate	0.91%
Weighted average fair value of options on date of grant	$3.22

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares issued prior to 2011 generally vest on an annual basis over five years. Restricted shares issued since 2011 generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the six months ended June 30, 2015:

(in thousands, except per share data)	Six Months Ended June 30, 2015
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	1,386	$15.39
Granted/Assumed	588	$15.68
Released	(415)	$14.08
Forfeited/expired	(97)	$15.73
Balance, end of period	1,462	$16.11

The total fair value of restricted shares vested and released during the three and six months ended June 30, 2015 was $1.7 million and $6.8 million, respectively, as compared to the three and six months ended June 30, 2014 of $878,000 and $6.4 million, respectively.

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

(in thousands, except per share data)	Six Months Ended June 30, 2015
	Restricted	Weighted
	Stock Units	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	675	$18.03
Granted/Assumed	—	$—
Released	(229)	$17.93
Forfeited/expired	(112)	$18.44
Balance, end of period	334	$18.58

The total fair value of restricted stock units vested and released during the three and six months ended June 30, 2015 was $2.5 million and $3.9 million as compared to the three and six months ended June 30, 2014 of $4.4 million and $5.7 million.

As of June 30, 2015, there was $185,000 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 1.73 years.  As of June 30, 2015, there was $12.5 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.58 years. As of June 30, 2015, there was $5.4 million of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.99 years, assuming expected performance conditions are met.

For the three and six months ended June 30, 2015, the Company received income tax benefits of $1.7 million and $4.4 million, respectively, as compared to the three and six months ended June 30, 2014 of $2.5 million and $5.7 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. In the six months ended June 30, 2015, the Company had net excess tax benefit (tax benefit resulting from tax deductions greater than the compensation cost recognized) of $529,000, as compared to $1.2 million of net excess tax benefit for the six months ended June 30, 2014.

Note 12 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states and in Canada. The Company acquired a $276.8 million net deferred tax asset before acqusition accounting adjustments in the Merger, including $238.4 million of federal and state net operating loss ("NOL") and tax credit carry-forwards. The Merger triggered an "ownership change" as defined in Section 382 of the Internal Revenue Service Code ("Section 382"). As a result of being subject to Section 382, the Company will be limited in the amount of federal NOL carry-forwards that can be used annually to offset future taxable income. The Company believes it is more likely than not that it will be able to fully realize the benefit of its federal NOL carry-forwards. The Company also believes that it is more likely than not that the benefit from certain state and foreign NOL and tax credit carry-forwards will not be realized and therefore has provided a valuation allowance of $2.7 million against the deferred tax assets relating to these NOL and tax credit carry-forwards.

The Company had gross unrecognized tax benefits of $2.8 million as of June 30, 2015.  If recognized, the unrecognized tax benefit would reduce the 2015 annual effective tax rate by 0.6%.  During the three and six months ended June 30, 2015, the Company accrued $31,000 and $17,000 of interest relating to its liability for unrecognized tax benefits.  Interest on unrecognized tax benefits is reported by the Company as a component of tax expense.  As of June 30, 2015, the accrued interest related to unrecognized tax benefits was $416,000.

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

The following is a computation of basic and diluted earnings per common share for the three and six months ended June 30, 2015 and 2014:

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NUMERATORS:
Net income	$54,784	$17,542	$101,913	$36,193
Less:
Dividends and undistributed earnings allocated to participating securities (1)	93	83	177	196
Net earnings available to common shareholders	$54,691	$17,459	$101,736	$35,997
DENOMINATORS:
Weighted average number of common shares outstanding - basic	220,463	196,312	220,406	154,473
Effect of potentially dilutive common shares (2)	687	1,326	682	803
Weighted average number of common shares outstanding - diluted	221,150	197,638	221,088	155,276
EARNINGS PER COMMON SHARE:
Basic	$0.25	$0.09	$0.46	$0.23
Diluted	$0.25	$0.09	$0.46	$0.23

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and six months ended June 30, 2015 and 2014.

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock options	—	519	—	273

Note 14 – Segment Information

The Company operates two primary segments: Community Banking and Home Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of June 30, 2015, the Community Banking segment operated 383 locations throughout Oregon, Washington, California, Idaho, and Nevada.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Three Months Ended June 30, 2015
	Community	Home
	Banking	Lending	Consolidated
Interest income	$206,689	$25,781	$232,470
Interest expense	12,192	2,130	14,322
Net interest income	194,497	23,651	218,148
Provision for loan and lease losses	9,344	1,910	11,254
Non-interest income	32,870	47,529	80,399
Non-interest expense	169,115	32,782	201,897
Income before income taxes	48,908	36,488	85,396
Provision for income taxes	17,549	13,063	30,612
Net income	31,359	23,425	54,784
Dividends and undistributed earnings allocated to participating securities	93	—	93
Net earnings available to common shareholders	$31,266	$23,425	$54,691

(in thousands)	Six Months Ended June 30, 2015
	Community	Home
	Banking	Lending	Consolidated
Interest income	$414,317	$48,013	$462,330
Interest expense	24,211	4,063	28,274
Net interest income	390,106	43,950	434,056
Provision for loan and lease losses	21,773	2,118	23,891
Non-interest income	61,825	82,169	143,994
Non-interest expense	334,340	60,655	394,995
Income before income taxes	95,818	63,346	159,164
Provision for income taxes	33,743	23,508	57,251
Net income	62,075	39,838	101,913
Dividends and undistributed earnings allocated to participating securities	177	—	177
Net earnings available to common shareholders	$61,898	$39,838	$101,736

(in thousands)	Three Months Ended June 30, 2014
	Community	Home
	Banking	Lending	Consolidated
Interest income	$207,497	$17,470	$224,967
Interest expense	11,365	1,343	12,708
Net interest income	196,132	16,127	212,259
Provision for loan and lease losses	14,696	—	14,696
Non-interest income	20,915	24,551	45,466
Non-interest expense	195,296	18,835	214,131
Income before income taxes	7,055	21,843	28,898
Provision for income taxes	2,619	8,737	11,356
Net income	4,436	13,106	17,542
Dividends and undistributed earnings allocated to participating securities	83	—	83
Net earnings available to common shareholders	$4,353	$13,106	$17,459

	Six Months Ended June 30, 2014
	Community	Home
	Banking	Lending	Consolidated
Interest income	$317,654	$23,193	$340,847
Interest expense	18,855	1,895	20,750
Net interest income	298,799	21,298	320,097
Provision for loan and lease losses	20,667	—	20,667
Non-interest income	33,633	35,071	68,704
Non-interest expense	284,630	26,019	310,649
Income before income taxes	27,135	30,350	57,485
Provision for income taxes	9,152	12,140	21,292
Net income	17,983	18,210	36,193
Dividends and undistributed earnings allocated to participating securities	196	—	196
Net earnings available to common shareholders	$17,787	$18,210	$35,997

(in thousands)	June 30, 2015
	Community	Home
	Banking	Lending	Consolidated
Total assets	$19,898,838	$2,894,493	$22,793,331
Total loans and leases	$13,582,496	$2,391,701	$15,974,197
Total deposits	$17,083,074	$61,972	$17,145,046

(in thousands)	December 31, 2014
	Community	Home
	Banking	Lending	Consolidated
Total assets	$20,095,189	$2,514,714	$22,609,903
Total loans and leases	$13,181,463	$2,146,269	$15,327,732
Total deposits	$16,850,682	$41,417	$16,892,099

Note 15 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of June 30, 2015 and December 31, 2014, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)		June 30, 2015		December 31, 2014
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$879,947	$879,947	$1,605,171	$1,605,171
Trading securities	1,2	10,005	10,005	9,999	9,999
Investment securities available for sale	2	2,557,245	2,557,245	2,298,555	2,298,555
Investment securities held to maturity	3	4,807	5,310	5,211	5,554
Loans held for sale	2	419,704	419,704	286,802	286,802
Loans and leases, net	3	15,847,126	15,707,433	15,211,565	15,252,083
Restricted equity securities	1	46,917	46,917	119,334	119,334
Residential mortgage servicing rights	3	127,206	127,206	117,259	117,259
Bank owned life insurance assets	1	295,551	295,551	294,296	294,296
FDIC indemnification asset	3	432	288	4,417	2,058
Derivatives	2,3	34,927	34,927	29,775	29,775
Visa Class B common stock	3	—	50,857	—	49,663
FINANCIAL LIABILITIES:
Deposits	1,2	$17,145,046	$17,147,097	$16,892,099	$16,893,890
Securities sold under agreements to repurchase	2	325,711	325,711	313,321	313,321
Term debt	2	889,997	897,898	1,006,395	1,018,948
Junior subordinated debentures, at fair value	3	252,214	252,214	249,294	249,294
Junior subordinated debentures, at amortized cost	3	101,415	74,700	101,576	73,840
Derivatives	2	27,516	27,516	30,888	30,888

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$384	$—	$384	$—
Equity securities	9,621	9,621	—	—
Investment securities available for sale
U.S. Treasury and agencies	227	—	227	—
Obligations of states and political subdivisions	328,935	—	328,935	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,226,020	—	2,226,020	—
Investments in mutual funds and other equity securities	2,063	—	2,063	—
Loans held for sale, at fair value	413,219		413,219
Residential mortgage servicing rights, at fair value	127,206	—	—	127,206
Derivatives
Interest rate lock commitments	4,061	—	—	4,061
Interest rate forward sales commitments	5,119	—	5,119	—
Interest rate swaps	25,734	—	25,734	—
Foreign currency derivative	13	—	13	—
Total assets measured at fair value	$3,142,602	$9,621	$3,001,714	$131,267
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$252,214	$—	$—	$252,214
Derivatives
Interest rate forward sales commitments	566	—	566	—
Interest rate swaps	26,940	—	26,940	—
Foreign currency derivative	10	—	10	—
Total liabilities measured at fair value	$279,730	$—	$27,516	$252,214

(in thousands)	December 31, 2014
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$124	$—	$124	$—
Equity securities	5,283	5,283	—	—
Other investments securities(1)	4,592	—	4,592	—
Available for sale securities
U.S. Treasury and agencies	229	—	229	—
Obligations of states and political subdivisions	338,404	—	338,404	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,957,852	—	1,957,852	—
Investments in mutual funds and other equity securities	2,070	—	2,070	—
Loans held for sale	286,802		286,802
Residential mortgage servicing rights, at fair value	117,259	—	—	117,259
Derivatives
Interest rate lock commitments	2,867	—	—	2,867
Interest rate forward sales commitments	16	—	16	—
Interest rate swaps	26,327	—	26,327	—
Foreign currency derivative	565	—	565	—
Total assets measured at fair value	$2,742,390	$5,283	$2,616,981	$120,126
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$249,294	$—	$—	$249,294
Derivatives
Interest rate forward sales commitments	2,627	—	2,627	—
Interest rate swaps	28,158	—	28,158	—
Foreign currency derivative	103	—	103	—
Total liabilities measured at fair value	$280,182	$—	$30,888	$249,294

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

The following methods were used to estimate the fair value of each class of financial instrument above:

Cash and Cash Equivalents— For short-term instruments, including noninterest bearing cash and interest bearing cash, the carrying amount is a reasonable estimate of fair value.

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

Loans Held for Sale— Fair value for residential mortgage loans held for sale is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights. For non-residential mortgage loans held for sale, these loans are accounted for at lower of cost or market based on the estimated sales price.

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2015, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2015:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	12.22%
		Discount Rate	9.17%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	85.40%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	6.04%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of June 30, 2015, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2015 and 2014.

(in thousands)
Three Months Ended June 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2015
Residential mortgage servicing rights	$116,365	$(423)	$11,264	$—	$127,206	$1,456
Interest rate lock commitment, net	7,025	(781)	11,604	(13,787)	4,061	4,061
Junior subordinated debentures, at fair value	250,652	3,957	—	(2,395)	252,214	3,957

2014
Residential mortgage servicing rights	$49,220	$(3,160)	$68,132	$—	$114,192	$(2,601)
Interest rate lock commitment, net	1,394	(4,806)	12,937	(5,120)	4,405	4,405
Junior subordinated debentures, at fair value	87,800	3,277	156,840	(1,840)	246,077	3,277

(in thousands)
Six Months Ended June 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2015
Residential mortgage servicing rights	$117,259	$(10,154)	$20,101	$—	$127,206	$(6,315)
Interest rate lock commitment, net	2,867	(3,648)	30,665	(25,823)	4,061	4,061
Junior subordinated debentures, at fair value	249,294	7,835	—	(4,915)	252,214	7,835

2014
Residential mortgage servicing rights	$47,765	$(4,113)	$70,540	$—	$114,192	$(394)
Interest rate lock commitment, net	706	(4,118)	16,177	(8,360)	4,405	4,405
Junior subordinated debentures, at fair value	87,274	4,767	156,840	(2,804)	246,077	4,767
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

Additionally, from time to time, certain assets are measured at fair value on a nonrecurring basis.  These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment, typically on collateral dependent loans.

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

(in thousands)	June 30, 2015
	Total	Level 1	Level 2	Level 3
Loans and leases	$17,837	$—	$—	$17,837
Other real estate owned	862	—	—	862
	$18,699	$—	$—	$18,699

(in thousands)	December 31, 2014
	Total	Level 1	Level 2	Level 3
Loans and leases	$14,720	$—	$—	$14,720
Other real estate owned	12,741	—	—	12,741
	$27,461	$—	$—	$27,461

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2015 and 2014:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Loans and leases	$6,957	$2,674	$17,440	$5,259
Other real estate owned	94	16	2,486	115
Total loss from nonrecurring measurements	$7,051	$2,690	$19,926	$5,374

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015			December 31, 2014
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$413,219	$400,944	$12,275	$286,802	$274,245	$12,557

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Consolidated Statements of Income. For the three and six months ended June 30, 2015, the Company recorded a net decrease in fair value of $5.2 million and $282,000. For the three and six months ended June 30, 2014, the Company recorded a net increase of $12.3 million and $12.6 million, representing the change in fair value reflected in earnings.

There were no nonaccrual residential mortgage loans held for sale or residential mortgage loans held for sale 90 days or more past due and still accruing interest as of June 30, 2015 and December 31, 2014, respectively.
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

Executive Overview

Significant items for the three and six months ended June 30, 2015 were as follows:

Financial Performance

•
Net earnings available to common shareholders per diluted common share were $0.25 and $0.46 for the three and six months ended June 30, 2015, as compared to $0.09 and $0.23 for the three and six months ended June 30, 2014.  Operating income per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, were $0.31 and $0.57 for the three and six months ended June 30, 2015, as compared to operating income per diluted common share of $0.27 and $0.50 for the three and six months ended June 30, 2014.  Operating income per diluted share is considered a "non-GAAP" financial measure.  More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•
Net interest margin, on a tax equivalent basis, was 4.50% and 4.51% for the three and six months ended June 30, 2015, as compared to 5.01% and 4.74% for the three and six months ended June 30, 2014.  The decrease in net interest margin for the three and six months ended June 30, 2015 was primarily driven by a lower average yield on interest earning assets.

•
Residential mortgage banking revenue was $40.0 million and $68.2 million for the three and six months ended June 30, 2015 compared to $24.3 million and $34.8 million for the three and six months ended June 30, 2014.  The increase from the same period of the prior year was primarily driven by an increase in closed for sale mortgage volume, which increased by 60% for the three months ended June 30, 2015 as compared to the prior year same period. Closed for sale mortgage volume for the six months ended June 30, 2015 increased 125% as compared to the prior year same period. These increases in closed for sale mortgage volume were partially offset by lower gain on sale margin.

•
Total gross loans and leases were $16.0 billion as of June 30, 2015, an increase of $646.5 million, as compared to December 31, 2014.  The increase is due to loan growth in both the residential mortgage and multifamily loan portfolios, as well as the lease and equipment finance portfolio, partially offset by portfolio loan sales of $149.4 million.

•
Total deposits were $17.1 billion as of June 30, 2015, an increase of $252.9 million, as compared to December 31, 2014.  This increase was primarily driven by an increase in non-interest bearing demand, savings and money market accounts, partially offset by a decrease in time deposits.

•	Total consolidated assets were $22.8 billion as of June 30, 2015, compared to $22.6 billion at December 31, 2014.

Credit Quality

•
Non-performing assets decreased to $70.1 million, or 0.31% of total assets, as of June 30, 2015, as compared to $97.5 million, or 0.43% of total assets, as of December 31, 2014.  Non-performing loans were $47.1 million, or 0.29% of total loans, as of June 30, 2015, as compared to $59.6 million, or 0.39% of total loans, as of December 31, 2014.

•
The provision for loan and lease losses was $11.3 million and $23.9 million for the three and six months ended June 30, 2015, as compared to the $14.7 million and $20.7 million recognized for the three and six months ended June 30, 2014. The decrease for the three months ended June 30, 2015 compared to the same prior year period is due to a decrease in net charge-offs. The increase for the six months ended June 30, 2015 as compared to the same prior year period is due to an increase in net charge-offs, as well as an increase in new loan production. Net charge-offs on loans were $4.3 million for the three months ended June 30, 2015, or 0.11% of average loans and leases (annualized), as compared to net charge-offs of $5.2 million, or 0.15% of average loans and leases (annualized), for the three months ended June 30, 2014. Net charge-offs on loans were $13.0 million for the six months ended June 30, 2015, or 0.17% of average loans and leases (annualized), as compared to net charge-offs of $9.3 million, or 0.17% of average loans and leases (annualized), for the six months ended June 30, 2014.

Capital and Growth Initiatives

•
Based on Basel III rules, the Company's total risk based capital was 14.6% and its Tier 1 common to risk weighted assets ratio was 11.5% as of June 30, 2015. As of December 31, 2014, which is based on Basel I rules, the Company's total risk based capital ratio was 15.2% and its Tier 1 common to risk weighted assets ratio was 11.5%.

•	Cash dividends declared in the second quarter of 2015 were $0.15 per common share, comparable to the same period of the prior year.

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

Management believes that the ALLL was adequate as of June 30, 2015. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

Acquired Loans and FDIC Indemnification Asset

Acquired loans and leases are recorded at their fair value at the acquisition date. For purchased non-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income using the effective interest method over the remaining contractual period to maturity.
The acquired loans that are purchased impaired loans are aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The cash flows expected to be received over the life of the pool were estimated by management. These cash flows were input into an accounting loan system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions are periodically reassessed and updated within the accounting model to update our expectation of future cash flows. The excess of the cash flows expected to be collected over a pool's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield are disclosed quarterly.

Certain loans acquired in FDIC-assisted acquisitions are subject to loss-share agreements. The Company has elected to account for amounts receivable under the loss-share agreement as an indemnification asset. The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the carrying value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted or amortized into non-interest income over the life of the FDIC indemnification asset, which is maintained at the loan pool level.

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

Retained mortgage servicing rights are measured at fair values as of the date of the related loan sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected net future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available.

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

Results of Operations

Overview

For the three months ended June 30, 2015, net earnings available to common shareholders were $54.7 million, or $0.25 per diluted common share, as compared to net earnings available to common shareholders of $17.5 million, or $0.09 per diluted common share for the three months ended June 30, 2014. For the six months ended June 30, 2015, net earnings available to common shareholders were $101.7 million, or $0.46 per diluted common share, as compared to net earnings available to common shareholders of $36.0 million, or $0.23 per diluted common share for the six months ended June 30, 2014. The increase in net earnings for the three and six months ended June 30, 2015 compared to the same period of the prior year was principally attributable to net income contribution from the operations acquired from Sterling, increased residential mortgage banking revenue resulting from the current mortgage interest rate environment, gain on sale of portfolio loans, and lower merger related expenses.

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

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the three and six months ended June 30, 2015 and 2014:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings available to common shareholders	$54,691	$17,459	$101,736	$35,997
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	943	821	1,876	1,147
Merger related expenses, net of tax	13,078	35,926	21,527	40,999
Operating earnings	$68,712	$54,206	$125,139	$78,143
Per diluted share:
Net earnings available to common shareholders	$0.25	$0.09	$0.46	$0.23
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	—	—	0.01	0.01
Merger related expenses, net of tax	0.06	0.18	0.10	0.26
Operating earnings	$0.31	$0.27	$0.57	$0.50

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three and six months ended June 30, 2015 and 2014. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating income as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Returns on average assets:
Net earnings available to common shareholders	0.96%	0.35%	0.90%	0.46%
Operating earnings	1.21%	1.09%	1.11%	0.99%
Returns on average common shareholders' equity:
Net earnings available to common shareholders	5.77%	2.09%	5.40%	2.85%
Operating earnings	7.25%	6.49%	6.64%	6.18%
Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	11.18%	4.13%	10.48%	5.46%
Operating earnings	14.05%	12.83%	12.89%	11.84%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$3,803,634	$3,350,836	$3,800,389	$2,549,211
Less: average goodwill and other intangible assets, net	(1,841,535)	(1,656,687)	(1,841,960)	(1,218,779)
Average tangible common shareholders' equity	$1,962,099	$1,694,149	$1,958,429	$1,330,432

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of June 30, 2015 and December 31, 2014:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	June 30,	December 31,
	2015	2014
Total shareholders' equity	$3,804,179	$3,777,626
Subtract:
Goodwill and other intangible assets, net	1,839,760	1,842,958
Tangible common shareholders' equity	$1,964,419	$1,934,668
Total assets	$22,793,331	$22,609,903
Subtract:
Goodwill and other intangible assets, net	1,839,760	1,842,958
Tangible assets	$20,953,571	$20,766,945
Tangible common equity ratio	9.38%	9.32%

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

Net Interest Income

Net interest income is the largest source of our operating income. Net interest income for the three months ended June 30, 2015 was $218.1 million, an increase of $5.9 million, compared to the same period in 2014. Net interest income for the six months ended June 30, 2015 was $434.1 million, an increase of $114.0 million compared to the same period in 2014. The increase in net interest income for the three months ended June 30, 2015 as compared to the same period in 2014 is primarily attributable to an increase in average interest-earning assets, partially offset by a decrease in net interest margin as well as an increase in average interest-bearing deposits. The increase in net interest income for the six months ended June 30, 2015 as compared to the same period in 2014 is primarily attributable to increases in average loans and leases and average investment securities available for sale, as well as an increase in discount accretion, as a result of the Sterling Merger, partially offset by the increase in average interest-bearing liabilities also primarily due to the Sterling Merger.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.50% for the three months ended June 30, 2015, a decrease of 51 basis points as compared to the same period in 2014.  The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.51% for the six months ended June 30, 2015, a decrease of 23 basis points as compared to the same period in 2014.

The decreases in the net interest margin for both periods is the result of decreased yields on earning assets, most notably the yield on loans and leases decreased by 58 basis points for the three months ended June 30, 2015 as compared to 2014, and decreased 29 basis points for the six months ended June 30, 2015 compared to the same period of 2014. The cost of interest-bearing liabilities remained relatively unchanged.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.
The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2015 and 2014:

Average Rates and Balances

(dollars in thousands)	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$368,112	$2,969	3.24%	$211,694	$2,269	4.30%
Loans and leases (1)	15,731,298	214,859	5.48%	13,673,887	206,723	6.06%
Taxable securities	2,300,123	11,436	1.99%	2,242,414	12,827	2.29%
Non-taxable securities (2)	317,655	4,026	5.07%	315,488	4,003	5.08%
Temporary investments and interest-bearing deposits	861,775	549	0.26%	672,587	539	0.32%
Total interest earning assets	19,578,963	233,839	4.79%	17,116,070	226,361	5.30%
Allowance for loan and lease losses	(122,921)			(89,153)
Other assets	3,321,379			3,009,825
Total assets	$22,777,421			$20,036,742
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,085,548	$435	0.08%	$1,789,180	$222	0.05%
Money market deposits	6,347,812	2,357	0.15%	5,469,196	1,777	0.13%
Savings deposits	1,040,759	89	0.03%	852,898	92	0.04%
Time deposits	2,800,695	4,500	0.64%	2,837,717	3,984	0.56%
Repurchase agreements	324,960	43	0.05%	320,594	203	0.25%
Term debt	928,587	3,492	1.51%	933,663	3,364	1.45%
Junior subordinated debentures	352,113	3,406	3.88%	317,970	3,066	3.87%
Total interest-bearing liabilities	13,880,474	14,322	0.41%	12,521,218	12,708	0.41%
Non-interest-bearing deposits	4,852,989			3,963,233
Other liabilities	240,324			201,455
Total liabilities	18,973,787			16,685,906
Common equity	3,803,634			3,350,836
Total liabilities and shareholders' equity	$22,777,421			$20,036,742
NET INTEREST INCOME		$219,517			$213,653
NET INTEREST SPREAD			4.38%			4.89%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.79%			5.30%
INTEREST EXPENSE TO EARNING ASSETS			0.29%			0.29%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.50%			5.01%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.4 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively.

(dollars in thousands)	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$315,735	$5,531	3.53%	$144,835	$3,077	4.28%
Loans and leases (1)	15,534,022	426,960	5.54%	10,719,625	309,901	5.83%
Taxable securities	2,261,364	23,088	2.04%	1,904,508	22,168	2.35%
Non-taxable securities (2)	320,736	8,154	5.08%	273,736	7,207	5.31%
Temporary investments and interest bearing deposits	1,091,447	1,374	0.25%	689,188	980	0.29%
Total interest earning assets	19,523,304	465,107	4.80%	13,731,892	343,333	5.04%
Allowance for loan and lease losses	(120,546)			(88,118)
Other assets	3,329,957			2,216,975
Total assets	$22,732,715			$15,860,749
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	$2,068,765	$718	0.07%	$1,490,029	$434	0.06%
Money market deposits	6,267,741	4,593	0.15%	4,451,656	2,671	0.12%
Savings deposits	1,020,727	221	0.04%	712,162	180	0.05%
Time deposits	2,873,982	8,952	0.63%	2,180,410	6,638	0.61%
Repurchase agreements	317,891	91	0.06%	280,779	244	0.18%
Term debt	959,138	6,956	1.46%	594,312	5,637	1.91%
Junior subordinated debentures	351,366	6,743	3.87%	253,861	4,946	3.93%
Total interest-bearing liabilities	13,859,610	28,274	0.41%	9,963,209	20,750	0.42%
Non-interest-bearing deposits	4,830,650			3,192,896
Other liabilities	242,066			155,433
Total liabilities	18,932,326			13,311,538
Common equity	3,800,389			2,549,211
Total liabilities and shareholders' equity	$22,732,715			$15,860,749
NET INTEREST INCOME		$436,833			$322,583
NET INTEREST SPREAD			4.39%			4.62%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.80%			5.04%
INTEREST EXPENSE TO EARNING ASSETS			0.29%			0.30%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.51%			4.74%

(1)	Non-accrual loans and leases are included in the average balance.
(2) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $2.8 million and $2.5 million for the six months ended June 30, 2015 and 2014, respectively.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and six months ended June 30, 2015 as compared to the same periods in 2014. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)	Three Months Ended June 30,
	2015 compared to 2014
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$1,366	$(666)	$700
Loans and leases	29,274	(21,138)	8,136
Taxable securities	323	(1,714)	(1,391)
Non-taxable securities (1)	27	(4)	23
Temporary investments and interest bearing deposits	134	(124)	10
Total (1)	31,124	(23,646)	7,478
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	42	171	213
Money market deposits	307	273	580
Savings deposits	19	(22)	(3)
Time deposits	(52)	568	516
Repurchase agreements	3	(163)	(160)
Term debt	(18)	146	128
Junior subordinated debentures	330	10	340
Total	631	983	1,614
Net increase in net interest income (1)	$30,493	$(24,629)	$5,864

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

(in thousands)	Six Months Ended June 30,
	2015 compared to 2014
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$3,076	$(622)	$2,454
Loans and leases	133,004	(15,945)	117,059
Taxable securities	3,845	(2,925)	920
Non-taxable securities (1)	1,201	(254)	947
Temporary investments and interest bearing deposits	518	(124)	394
Total (1)	141,644	(19,870)	121,774
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	190	94	284
Money market	1,246	676	1,922
Savings	70	(29)	41
Time deposits	2,158	156	2,314
Repurchase agreements	29	(182)	(153)
Term debt	2,871	(1,552)	1,319
Junior subordinated debentures	1,873	(76)	1,797
Total	8,437	(913)	7,524
Net increase in net interest income (1)	$133,207	$(18,957)	$114,250

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $11.3 million and $23.9 million for the three and six months ended June 30, 2015, as compared to $14.7 million and $20.7 million for the same period in 2014.  As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three and six months ended June 30, 2015 was 0.29% and 0.31%, respectively, as compared to 0.43% and 0.39% in the same periods in 2014.

For the three months ended June 30, 2015, the provision for loan and lease losses decreased as compared to the three months ended June 30, 2014. The decrease is due to the decline in net charge-offs. For the six months ended June 30, 2015, the provision for loan and lease losses increased, as compared to the prior year period, primarily due to the increase in the loan portfolio, as well as an increase in net charge-offs for the 2015 period. The loan portfolio increased by $646.5 million since December 31, 2014. Also contributing to the increase in the provision for loan and lease losses was the recording of provision on previously acquired revolving loans that were renewed. For both the second quarter of 2015 and 2014, $3.0 million of the provision for loan and lease losses related to previously acquired loans that were not purchased credit impaired. The increase in the provision relating to new originations was slightly offset by the decrease in the credit factors used in the calculation of the allowance for loan and lease losses due to the improving credit quality of the portfolio. The economy in the Pacific Northwest has improved causing the risk ratings of many of our borrowers to improve as well as the value of the underlying collateral for real estate collateral loans to improve over past quarters.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral-dependent loans.  Therefore, the non-accrual loans of $33.6 million as of June 30, 2015 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended June 30, 2015 was $80.4 million, an increase of $34.9 million, or 77%, as compared to the same period in 2014. Non-interest income for the six months ended June 30, 2015 was $144.0 million, an increase of $75.3 million, or 110%, as compared to the same period in 2014. The following table presents the key components of non-interest income for the three and six months ended June 30, 2015 and 2014:

Non-Interest Income

(in thousands)	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Change	Change			Change	Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Service charges on deposits	$14,825	$15,371	$(546)	(4)%	$29,121	$23,138	$5,983	26%
Brokerage revenue	4,648	4,566	82	2%	9,417	8,291	1,126	14%
Residential mortgage banking revenue, net	40,014	24,341	15,673	64%	68,241	34,780	33,461	96%
Gain on investment securities, net	19	976	(957)	(98)%	135	976	(841)	(86)%
Gain on loan sales	8,711	557	8,154	nm	15,439	1,074	14,365	nm
Loss on junior subordinated debentures carried at fair value	(1,572)	(1,369)	(203)	15%	(3,127)	(1,911)	(1,216)	64%
Change in FDIC indemnification asset	(1,199)	(5,601)	4,402	(79)%	(2,485)	(10,441)	7,956	(76)%
BOLI income	2,023	1,967	56	3%	4,804	2,703	2,101	78%
Other income	12,930	4,658	8,272	178%	22,449	10,094	12,355	122%
Total	$80,399	$45,466	$34,933	77%	$143,994	$68,704	$75,290	110%
nm = Not Meaningful

Residential mortgage banking revenue increased for the three and six months ended June 30, 2015 due to an increase in production as the result of the lower mortgage interest rate environment between the two periods. The 2015 six month period also benefited from the legacy Sterling operations contributing for the full six months, whereas in 2014 the legacy Sterling operations only contributed to the period subsequent to the acquisition date of April 18, 2014. Closed for sale mortgage volume for the three and six months ended June 30, 2015 was $997.2 million and $1.9 billion, compared to $623.7 million and $828.1 million for the three and six months ended June 30, 2014.

For the three and six months ended June 30, 2015, we recorded an increase in losses on junior subordinated debentures carried at fair value of $203,000 and $1.2 million over the same periods in 2014, which related to the liabilities assumed in the Sterling Merger.

The change in FDIC indemnification asset represents a change in cash flows expected to be recoverable under the loss-share agreements entered into with the FDIC in connection with FDIC-assisted acquisitions. As the loss share agreements have begun to expire, this amount is expected to continue to decline.

The gain on loan sales for the three months ended June 30, 2015 increased by $8.2 million due to the sales of $76.6 million portfolio loans with the largest portion of portfolio loan sales being residential mortgage loans during the current quarter. The gain on loan sales for the six months ended June 30, 2015 increased by $14.4 million due to portfolio loan sales of $149.4 million during the period.

Other income for the three and six months ended June 30, 2015 compared to the same periods in the prior year increased by $8.3 million and $12.4 million, respectively, primarily due to an increase in debt capital markets income.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2015 was $201.9 million, a decrease of $12.2 million, or 6%, as compared to the same period in 2014. Non-interest expense for the six months ended June 30, 2015 was $395.0 million, an increase of $84.3 million, or 27%, as compared to the same periods in 2014.  The following table presents the key elements of non-interest expense for the three and six months ended June 30, 2015 and 2014:

Non-Interest Expense

(in thousands)	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Change	Change			Change	Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Salaries and employee benefits	$110,786	$95,560	$15,226	16%	$218,709	$148,778	$69,931	47%
Net occupancy and equipment	34,868	28,746	6,122	21%	67,018	45,247	21,771	48%
Communications	5,894	4,166	1,728	41%	10,688	7,068	3,620	51%
Marketing	2,049	1,157	892	77%	5,076	2,162	2,914	135%
Services	10,790	12,402	(1,612)	(13)%	24,778	18,391	6,387	35%
FDIC assessments	3,155	2,575	580	23%	6,369	4,438	1,931	44%
Net loss on other real estate owned	480	258	222	86%	2,294	194	2,100	nm
Intangible amortization	2,807	2,808	(1)	—%	5,613	4,002	1,611	40%
Merger related expenses	21,797	57,531	(35,734)	(62)%	35,879	63,514	(27,635)	(44)%
Other expenses	9,271	8,928	343	4%	18,571	16,855	1,716	10%
Total	$201,897	$214,131	$(12,234)	(6)%	$394,995	$310,649	$84,346	27%
nm = Not Meaningful
Salaries and employee benefits costs increased by $15.2 million in the three months ended June 30, 2015, as compared to the same period prior year. Salaries and employee benefits costs increased by $69.9 million in the six months ended June 30, 2015, as compared to the same period prior year. The increase for the three months ended is primarily related to the increased variable compensation expense associated with mortgage banking operations, as well as a full quarter of expenses related to Sterling as the merger date was in mid-April 2014. The increase for the six month period is primarily related to the increase in operations and personnel related to the Sterling Merger.

Net occupancy and equipment expense increased by $6.1 million for the three months ended June 30, 2015, and increased by $21.8 million for the six months ended June 30, 2015, as compared to the same periods in the prior year both primarily as a result of operations and facilities acquired in the Sterling Merger.

FDIC assessments increased for the three and six months ended June 30, 2015 as compared to the same periods in the prior year, primarily due to an increase in the assessment base.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable.  The merger related expenses incurred in 2014 and 2015 relate to the Sterling Merger. A detail of merger related expenses by type is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three and six months ended June 30, 2015 was 35.8% and 36.0%, as compared to 39.3% and 37.0% for the three and six months ended June 30, 2014. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 4.9% (net of the federal tax benefit) principally because of the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Trading securities were $10.0 million at June 30, 2015, consistent with December 31, 2014.

Investment securities available for sale were $2.6 billion as of June 30, 2015, as compared to $2.3 billion at December 31, 2014.  The increase was due to $619.1 million of purchases, partially offset by sales and paydowns of $337.1 million.

Investment securities held to maturity were $4.8 million as of June 30, 2015, as compared to $5.2 million at December 31, 2014. The change primarily related to paydowns and maturities of investment securities held to maturity of $344,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of June 30, 2015 and December 31, 2014:

Investment Securities Composition

(dollars in thousands)	Investment Securities Available for Sale
	June 30, 2015		December 31, 2014
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$227	—%	$229	—%
Obligations of states and political subdivisions	328,935	13%	338,404	15%
Residential mortgage-backed securities and collateralized mortgage obligations	2,226,020	87%	1,957,852	85%
Investments in mutual funds and other equity securities	2,063	—%	2,070	—%
Total	$2,557,245	100%	$2,298,555	100%

(dollars in thousands)	Investment Securities Held to Maturity
	June 30, 2015		December 31, 2014
	Amortized		Amortized
	Cost	%	Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$4,807	100%	$5,088	98%
Other investment securities	—	—%	123	2%
Total	$4,807	100%	$5,211	100%

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

Gross unrealized losses in the available for sale investment portfolio was $18.6 million at June 30, 2015.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $17.4 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

Restricted Equity Securities

Restricted equity securities were $46.9 million at June 30, 2015 and $119.3 million at December 31, 2014 with the decrease attributable to redemptions of FHLB stock during the six months ended June 30, 2015. Of the $46.9 million at June 30, 2015, $45.5 million represented the Bank's investment in the FHLBs of Des Moines and San Francisco. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

Loans and Leases

Loans and Leases, net

Total loans and leases outstanding at June 30, 2015 were $16.0 billion, an increase of $646.5 million as compared to year-end 2014. The increase included net new loan and lease originations of $817.6 million, partially offset by loans sold of $149.4 million, charge-offs of $20.0 million, and transfers to other real estate owned of $2.6 million during the period.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of June 30, 2015 and December 31, 2014.

Loan and Lease Concentrations

(dollars in thousands)	June 30, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,294,359	20.7%	$3,290,610	21.5%
Owner occupied term, net	2,636,800	16.5%	2,633,864	17.2%
Multifamily, net	2,859,884	17.9%	2,638,618	17.2%
Construction & development, net	244,354	1.5%	258,722	1.7%
Residential development, net	76,734	0.5%	81,846	0.5%
Commercial
Term, net	1,374,528	8.6%	1,396,089	9.1%
LOC & other, net	981,897	6.1%	1,029,620	6.7%
Leases and equipment finance, net	630,695	3.9%	523,114	3.4%
Residential
Mortgage, net	2,533,042	15.9%	2,233,735	14.6%
Home equity loans & lines, net	882,596	5.5%	852,478	5.6%
Consumer & other, net	459,308	2.9%	389,036	2.5%
Total, net of deferred fees and costs	$15,974,197	100.0%	$15,327,732	100.0%

Asset Quality and Non-Performing Assets

Non-Performing Assets

The following table summarizes our non-performing assets and restructured loans as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30,	December 31,
	2015	2014
Loans and leases on non-accrual status	$33,572	$52,041
Loans and leases past due 90 days or more and accruing	13,529	7,512
Total non-performing loans and leases	47,101	59,553
Other real estate owned	23,038	37,942
Total non-performing assets	$70,139	$97,495
Restructured loans (1)	$37,023	$54,836
Allowance for loan and lease losses	$127,071	$116,167
Reserve for unfunded commitments	2,864	3,539
Allowance for credit losses	$129,935	$119,706
Asset quality ratios:
Non-performing assets to total assets	0.31%	0.43%
Non-performing loans and leases to total loans and leases	0.29%	0.39%
Allowance for loan and leases losses to total loans and leases	0.80%	0.76%
Allowance for credit losses to total loans and leases	0.81%	0.78%
Allowance for credit losses to total non-performing loans and leases	276%	201%

(1)	Represents accruing restructured loans performing according to their restructured terms.

Under acquisition accounting rules, loans (including those considered non-performing) acquired from Sterling were recorded at their estimated fair value. The Company recognized the loan portfolio acquired from Sterling at fair value as of acquisition date, which resulted in a discount to the loan portfolio's previous carrying value. Neither the credit portion nor any other portion of the fair value mark is reflected in the reported allowance for loan losses, or related allowance coverage ratios, but we believe should be considered when comparing the current quarter ratios to similar ratios in periods prior to the acquisition of Sterling. Non-performing loans and leases to total loans and leases have declined from periods prior to the acquisition of Sterling due to the impact of the purchase credit impaired loans not being included in non-performing loans, however, these acquired loans are included in the total loans and leases. In addition, the allowance for credit loss ratios have declined from periods prior to the acquisition of Sterling due to the acquired loans being included in total loans and leases, but not having a related allowance due to the application of the credit discount.

The purchased non-credit impaired loans had remaining credit discount that is expected to accrete into interest income over the life of the loans of $94.4 million and $122.4 million, as of June 30, 2015 and December 31, 2014, respectively. The purchased credit impaired loan pools had remaining discount of $57.8 million and $66.5 million, as of June 30, 2015 and December 31, 2014, respectively.

Loans acquired with deteriorated credit quality are accounted for as purchased credit impaired pools. Typically this would include loans that were considered non-performing or restructured as of acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 day past due and accruing do not include any purchased credit impaired loans.

The Bank has written down impaired, non-accrual loans as of June 30, 2015 to their estimated net realizable value and expects resolution with no additional material loss, absent further decline in market prices. The following tables summarize our non-performing loans and leases by loan type as of June 30, 2015 and December 31, 2014:

Non-Performing Loans by Type

(in thousands)	June 30,	December 31,
	2015	2014
Commercial real estate
Non-owner occupied term, net	$3,771	$9,240
Owner occupied term, net	6,035	8,292
Multifamily, net	—	300
Commercial
Term, net	20,325	19,100
LOC & other, net	1,499	10,048
Leases and equipment finance, net	3,986	5,779
Residential
Mortgage, net	9,467	4,944
Home equity loans & lines, net	1,467	1,364
Consumer & other, net	551	486
Total	$47,101	$59,553

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

Restructured Loans

At June 30, 2015 and December 31, 2014, impaired loans of $37.0 million and $54.8 million, respectively, were classified as performing restructured loans.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent principally the only impaired loans accruing interest at June 30, 2015.  In order for a restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $127.1 million at June 30, 2015, an increase of $10.9 million from $116.2 million at December 31, 2014. The following table shows the activity in the ALLL for the three and six months ended June 30, 2015 and 2014:

Allowance for Loan and Lease Losses

(in thousands)	Three months ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance, beginning of period	$120,104	$97,029	$116,167	$95,085
Charge-offs	(7,442)	(7,332)	(19,987)	(13,566)
Recoveries	3,155	2,102	7,000	4,309
Net charge-offs	(4,287)	(5,230)	(12,987)	(9,257)
Provision charged to operations	11,254	14,696	23,891	20,667
Balance, end of period	$127,071	$106,495	$127,071	$106,495
As a percentage of average loans and leases (annualized):
Net charge-offs	0.11%	0.15%	0.17%	0.17%
Provision for loan and lease losses	0.29%	0.43%	0.31%	0.39%
Recoveries as a percentage of charge-offs	42.39%	28.67%	35.02%	31.76%

The increase in allowance for loan and lease losses as of June 30, 2015 compared to the same period of the prior year was primarily the result of growth in our loan and lease portfolios, partially offset by continued stabilizing credit quality characteristics of the portfolio. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans in each category to total loans and leases (excluding deferred loan fees) as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
Commercial real estate	$58,164	57.1%	$55,184	58.1%
Commercial	45,697	18.6%	41,216	19.2%
Residential	17,964	21.4%	15,922	20.2%
Consumer & other	5,246	2.9%	3,845	2.5%
Allowance for loan and lease losses	$127,071		$116,167

At June 30, 2015, the recorded investment in loans classified as impaired totaled $64.2 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.2 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2014, the total recorded investment in impaired loans was $102.6 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.4 million.

The following table presents a summary of activity in the reserve for unfunded commitments ("RUC"):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)	Three months ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance, beginning of period	$3,194	$1,417	$3,539	$1,436
Net change to other expense	(330)	(538)	(675)	(557)
Acquired reserve	—	3,966	—	3,966
Balance, end of period	$2,864	$4,845	$2,864	$4,845

We believe that the ALLL and RUC at June 30, 2015 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Residential Mortgage Servicing Rights

The following table presents the key elements of our residential mortgage servicing rights portfolio for the three and six months ended June 30, 2015 and 2014:

Summary of Residential Mortgage Servicing Rights

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance, beginning of period	$116,365	$49,220	$117,259	$47,765
Acquired/purchased MSR	—	62,770	—	62,770
Additions for new MSR capitalized	11,264	5,362	20,101	7,770
Changes in fair value:
Due to changes in model inputs or assumptions (1)	5,077	(784)	934	(1,871)
Other(2)	(5,500)	(2,376)	(11,088)	(2,242)
Balance, end of period	$127,206	$114,192	$127,206	$114,192

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential serviced loan portfolio as of June 30, 2015 and December 31, 2014 was as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014
Balance of residential loans serviced for others	$12,302,866	$11,590,310
MSR as a percentage of serviced loans	1.03%	1.01%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangibles Assets

At June 30, 2015 and December 31, 2014, we had goodwill of $1.8 billion.  Goodwill of $1.0 billion was recorded during 2014 in connection with the Sterling Merger. No goodwill impairment losses have been recognized in the periods presented.

At June 30, 2015, we had other intangible assets of $51.1 million, as compared to $56.7 million at December 31, 2014.   Other intangibles of $54.6 million were recorded in connection with the Sterling Merger. The decrease from December 31, 2014 relates to the amortization of the other intangible assets of $5.6 million for the six months ended June 30, 2015.

Deposits

Total deposits were $17.1 billion at June 30, 2015, an increase of $252.9 million, as compared to December 31, 2014. The increase is attributable to increases in non-maturity deposit types, offset by a decrease in total time deposits.

The following table presents the deposit balances by major category as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$4,927,526	30%	$4,744,804	28%
Interest bearing demand	2,090,595	12%	2,054,994	12%
Money market	6,374,624	37%	6,113,138	36%
Savings	1,058,337	6%	971,185	6%
Time, $100,000 or greater	1,615,049	9%	1,765,721	10%
Time, less than $100,000	1,078,915	6%	1,242,257	8%
Total	$17,145,046	100%	$16,892,099	100%

At June 30, 2015 and December 31, 2014, the Company's brokered deposits totaled $758.9 million and $866.2 million, respectively.

Borrowings

At June 30, 2015, the Bank had outstanding $325.7 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $890.0 million at June 30, 2015. Term debt outstanding as of June 30, 2015 decreased $116.4 million since December 31, 2014. Advances from the FHLB amounted to $889.5 million of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed interest rates ranging from 0.48% to 7.10% and mature in 2015 through 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $353.6 million and $350.9 million at June 30, 2015 and December 31, 2014, respectively.  The increase is due to the change in fair value for the junior subordinated debentures selected to be carried at fair value. As of June 30, 2015, the majority of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures increased for the six months ended June 30, 2015, compared to the same period in 2014, primarily resulting from junior subordinated debentures assumed in the Sterling Merger.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 10.6% of total deposits at June 30, 2015 and 11.7% of total deposits at December 31, 2014. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $4.7 billion at June 30, 2015, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $576.4 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at June 30, 2015. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $73.0 million of dividends paid by the Bank to the Company in the six months ended June 30, 2015.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures. As of June 30, 2015, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $81.5 million during the six months ended June 30, 2015, with the difference between cash provided by operating activities and net income largely consisting of originations of loans held for sale of $1.9 billion, offset by proceeds from the sale of loans held for sale of $1.8 billion.  This compares to net cash provided by operating activities of $23.1 million during the six months ended June 30, 2014, with the difference between cash provided by operating activities and net income largely consisting originations of loans held for sale of $828.1 million, offset by proceeds from the sale of loans held for sale of $782.7 million.

Net cash of $884.0 million used by investing activities during the six months ended June 30, 2015 consisted principally of purchases of investment securities available for sale of $619.1 million, net loan originations of $817.6 million, offset by proceeds from investment securities available for sale of $337.1 million and proceeds from sale of loans and leases of $164.9 million.   This compares to net cash of $266.3 million provided by investing activities during the six months ended June 30, 2014, which consisted principally of proceeds from investment securities available for sale of $943.1 million, proceeds from the sale of loans and leases of $159.4 million, and net cash received from acquisitions of $116.9 million, partially offset by purchases of investment securities available for sale of $346.8 million, net loan originations of $461.2 million, and net cash paid in branch divestiture of $130.6 million.

Net cash of $77.2 million provided by financing activities during the six months ended June 30, 2015 primarily consisted of $255.8 million increase in net deposits, offset by the dividends paid on common stock of $66.2 million, and the $115.0 million repayment of term debt. This compares to net cash of $239.4 million used in financing activities during the six months ended June 30, 2014, which consisted primarily of a net decrease in securities sold under agreements to repurchase of $494.6 million and $33.9 million in dividends paid on common stock, offset by a $335.8 million increase in net deposits.

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

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at June 30, 2015 was $3.8 billion, an increase of $26.6 million from December 31, 2014. The increase in shareholders' equity during the six months ended June 30, 2015 was principally due to net income for the period offset by declared common dividends.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of Basel III at June 30, 2015 and as calculated under regulatory guidelines of Basel I at December 31, 2014:

(dollars in thousands)			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,468,043	14.57%	$1,355,184	8.00%	$1,693,980	10.00%
Umpqua Bank	$2,283,178	13.55%	$1,347,744	8.00%	$1,684,680	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,992,245	11.76%	$1,016,388	6.00%	$1,016,388	8.00%
Umpqua Bank	$2,153,369	12.78%	$1,010,808	6.00%	$1,347,744	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$1,954,417	11.54%	762,291	4.50%	1,101,087	6.50%
Umpqua Bank	$2,153,369	12.78%	$758,106	4.50%	$1,095,042	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$1,992,245	9.55%	$834,662	4.00%	$1,043,328	5.00%
Umpqua Bank	$2,153,369	10.32%	$834,583	4.00%	$1,043,229	5.00%
As of December 31, 2014
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,391,267	15.20%	$1,258,198	8.00%	$1,572,747	10.00%
Umpqua Bank	$2,181,776	13.90%	$1,255,819	8.00%	$1,569,774	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,271,563	14.44%	$629,099	4.00%	$943,648	6.00%
Umpqua Bank	$2,062,151	13.14%	$627,910	4.00%	$941,864	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$2,271,563	10.99%	$827,128	4.00%	$1,033,910	5.00%
Umpqua Bank	$2,062,151	9.96%	$828,061	4.00%	$1,035,076	5.00%

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

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2015 and 2014:

Cash Dividends and Payout Ratios per Common Share

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Dividend declared per common share	$0.15	$0.15	$0.30	$0.30
Dividend payout ratio	60%	167%	65%	130%

As of June 30, 2015, a total of 11.7 million shares are available for repurchase under the Company's current share repurchase plan. In June 2015, the Company repurchased 360,000 shares under this plan. The Board of Directors approved an extension of the repurchase plan to 2017. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2015 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of June 30, 2015.

No change in our internal controls occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company assumed, as successor-in-interest to Sterling, the defense of litigation matters pending against Sterling. Sterling previously reported that on December 11, 2009, a putative securities class action complaint captioned City of Roseville Employees' Retirement System v. Sterling Financial Corp., et al., No. CV 09-00368-EFS, was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of its current and former officers. On June 18, 2010, lead plaintiff filed a consolidated complaint alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements concerning Sterling's business and financial results. Plaintiffs sought unspecified damages and attorneys' fees and costs. On August 30, 2010, Sterling moved to dismiss the Complaint, and the court granted the motion to dismiss without prejudice on August 5, 2013. On October 11, 2013, the lead plaintiff filed an amended consolidated complaint with the same defendants, class period, alleged violations, and relief sought. On January 24, 2014, Sterling moved to dismiss the amended consolidated complaint, and on September 17, 2014, the court entered an order dismissing the amended consolidated complaint in its entirety with no further leave to amend. On October 24, 2014, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit from the district court's order granting the motion to dismiss the amended consolidated complaint. Appellant filed its opening brief on April 3, 2015 and the Company filed its reply brief on June 17, 2015; additional briefing may be filed in August 2015.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2015:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
4/1/15-4/30/15	41,993	$17.23	—	12,013,429
5/1/15-5/31/15	2,360	$17.33	—	12,013,429
6/1/15-6/30/15	387,099	$17.63	360,000	11,653,429
Total for quarter	431,452	$17.59	360,000

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 22,316 shares to be issued upon vesting of restricted stock awards and 47,976 shares to be issued upon vesting of restricted stock units to pay withholding taxes.  During the three months ended June 30, 2015, 360,000 shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  The repurchase program was extended in April 2013 to run through June 2015, but was recently extended to July 31, 2017 by the Board of Directors. As of June 30, 2015, a total of 11.7 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	August 6, 2015	/s/ Raymond P. Davis
Raymond P. Davis President and Chief Executive Officer

Dated	August 6, 2015	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	August 6, 2015	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit #	Description
3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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