Form 10-Q
period 2015-09-30
UMPQUA HOLDINGS CORP
filed 2015-11-05
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: September 30, 2015
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

Common stock, no par value: 220,217,028 shares outstanding as of October 31, 2015

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)
	September 30,	December 31,
	2015	2014
ASSETS
Noninterest bearing cash	$283,773	$282,455
Interest bearing cash and temporary investments (restricted cash of $70,707 and $47,717)	673,843	1,322,716
Total cash and cash equivalents	957,616	1,605,171
Investment securities
Trading, at fair value	9,509	9,999
Available for sale, at fair value	2,482,478	2,298,555
Held to maturity, at amortized cost	4,699	5,211
Loans held for sale ($395,421 and $286,802, at fair value)	398,015	286,802
Loans and leases	16,387,934	15,327,732
Allowance for loan and lease losses	(130,133)	(116,167)
Net loans and leases	16,257,801	15,211,565
Restricted equity securities	46,904	119,334
Premises and equipment, net	330,306	317,834
Goodwill	1,788,640	1,786,225
Other intangible assets, net	48,314	56,733
Residential mortgage servicing rights, at fair value	124,814	117,259
Other real estate owned	23,892	37,942
FDIC indemnification asset	892	4,417
Bank owned life insurance	297,321	294,296
Deferred tax asset, net	149,320	230,442
Other assets	241,783	228,118
Total assets	$23,162,304	$22,609,903
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$5,207,129	$4,744,804
Interest bearing	12,259,895	12,147,295
Total deposits	17,467,024	16,892,099
Securities sold under agreements to repurchase	323,722	313,321
Term debt	889,358	1,006,395
Junior subordinated debentures, at fair value	253,665	249,294
Junior subordinated debentures, at amortized cost	101,334	101,576
Other liabilities	291,649	269,592
Total liabilities	19,326,752	18,832,277
COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2015 and 2014; issued and outstanding: 220,216,672 in 2015 and 220,161,120 in 2014	3,517,751	3,519,316
Retained earnings	303,729	246,242
Accumulated other comprehensive income	14,072	12,068
Total shareholders' equity	3,835,552	3,777,626
Total liabilities and shareholders' equity	$23,162,304	$22,609,903

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans and leases	$219,488	$223,972	$651,979	$536,950
Interest and dividends on investment securities:
Taxable	11,639	12,136	34,458	34,155
Exempt from federal income tax	2,637	2,790	8,014	7,599
Dividends	113	81	382	259
Interest on temporary investments and interest bearing deposits	440	544	1,814	1,407
Total interest income	234,317	239,523	696,647	580,370
INTEREST EXPENSE
Interest on deposits	7,450	6,773	21,934	16,696
Interest on securities sold under agreement to repurchase	43	54	134	298
Interest on term debt	3,629	3,586	10,585	9,223
Interest on junior subordinated debentures	3,465	3,394	10,208	8,340
Total interest expense	14,587	13,807	42,861	34,557
Net interest income	219,730	225,716	653,786	545,813
PROVISION FOR LOAN AND LEASE LOSSES	8,153	14,333	32,044	35,000
Net interest income after provision for loan and lease losses	211,577	211,383	621,742	510,813
NON-INTEREST INCOME
Service charges on deposits	15,638	16,090	44,759	39,228
Brokerage revenue	5,003	4,882	14,420	13,173
Residential mortgage banking revenue, net	24,041	25,996	92,282	60,776
Gain on investment securities, net	220	902	355	1,878
Gain on loan sales	5,212	8,309	20,651	9,383
Loss on junior subordinated debentures carried at fair value	(1,590)	(1,590)	(4,717)	(3,501)
Change in FDIC indemnification asset	1,432	(2,728)	(1,053)	(13,169)
BOLI income	1,656	2,161	6,460	4,864
Other income	8,737	8,143	31,186	18,237
Total non-interest income	60,349	62,165	204,343	130,869
NON-INTEREST EXPENSE
Salaries and employee benefits	105,974	102,564	324,683	251,340
Occupancy and equipment, net	37,235	33,029	104,253	78,276
Communications	4,443	3,932	15,131	11,000
Marketing	2,860	2,739	7,936	4,901
Services	10,285	14,619	35,063	33,010
FDIC assessments	3,369	3,038	9,738	7,476
(Gain) loss on other real estate owned, net	(158)	313	2,136	507
Intangible amortization	2,806	3,103	8,419	7,105
Merger related expenses	5,991	8,632	41,870	72,146
Other expenses	9,881	10,589	28,452	27,446
Total non-interest expense	182,686	182,558	577,681	493,207
Income before provision for income taxes	89,240	90,990	248,404	148,475
Provision for income taxes	31,633	32,107	88,884	53,399
Net income	$57,607	$58,883	$159,520	$95,076

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$57,607	$58,883	$159,520	$95,076
Dividends and undistributed earnings allocated to participating securities	84	142	261	338
Net earnings available to common shareholders	$57,523	$58,741	$159,259	$94,738
Earnings per common share:
Basic	$0.26	$0.27	$0.72	$0.54
Diluted	$0.26	$0.27	$0.72	$0.54
Weighted average number of common shares outstanding:
Basic	220,297	217,245	220,370	175,627
Diluted	220,904	218,941	221,062	176,656

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$57,607	$58,883	$159,520	$95,076
Available for sale securities:
Unrealized gains (losses) arising during the period	15,258	(8,862)	3,695	21,052
Reclassification adjustment for net gains realized in earnings (net of tax expense of $88 and $361 for the three months ended September 30, 2015 and 2014, respectively, and net of tax expense of $142 and $751 for the nine months ended September 30, 2015 and 2014, respectively)	(132)	(542)	(213)	(1,127)
Income tax (expense) benefit related to unrealized gains	(6,103)	3,545	(1,478)	(8,421)
Net change in unrealized gains (losses)	9,023	(5,859)	2,004	11,504
Held to maturity securities:
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $37 for the nine months ended September 30, 2014)	—	—	—	57
Net change in unrealized losses related to factors other than credit	—	—	—	57
Other comprehensive income (loss), net of tax	9,023	(5,859)	2,004	11,561
Comprehensive income	$66,630	$53,024	$161,524	$106,637

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2014	111,973,203	$1,514,485	$217,917	$(4,976)	$1,727,426
Cumulative effect adjustment			(3,509)		(3,509)
Restated balance at January 1, 2014			214,408		1,723,917
Net income, retrospectively adjusted			147,658		147,658
Other comprehensive income, net of tax				17,044	17,044
Stock issued in connection with merger (1)	104,385,087	1,989,030			1,989,030
Stock-based compensation		15,292			15,292
Stock repurchased and retired	(403,828)	(7,183)			(7,183)
Issuances of common stock under stock plans and related net tax benefit (2)	4,206,658	7,692			7,692
Cash dividends on common stock ($0.60 per share)			(115,824)		(115,824)
Balance at December 31, 2014	220,161,120	$3,519,316	$246,242	$12,068	$3,777,626

BALANCE AT JANUARY 1, 2015	220,161,120	$3,519,316	$246,242	$12,068	$3,777,626
Net income			159,520		159,520
Other comprehensive income, net of tax				2,004	2,004
Stock-based compensation		11,275			11,275
Stock repurchased and retired	(778,579)	(14,536)			(14,536)
Issuances of common stock under stock plans and related net tax benefit	834,131	1,696			1,696
Cash dividends on common stock ($0.46 per share)			(102,033)		(102,033)
Balance at September 30, 2015	220,216,672	$3,517,751	$303,729	$14,072	$3,835,552

(1) The amount of common stock issued in connection with the merger is net of $784,000 of issuance costs.
(2) The shares issued include 2,889,896 of warrants exercised.

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$159,520	$95,076
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	18,135	15,320
Gain on sale of investment securities, net	(355)	(1,878)
(Gain) loss on sale of other real estate owned, net	(646)	301
Valuation adjustment on other real estate owned	2,782	206
Provision for loan and lease losses	32,044	35,000
Change in cash surrender value of bank owned life insurance	(6,588)	(4,008)
Change in FDIC indemnification asset	1,053	13,169
Depreciation and amortization	37,716	27,299
Increase in residential mortgage servicing rights	(27,812)	(16,583)
Change in residential mortgage servicing rights carried at fair value	20,257	8,393
Change in junior subordinated debentures carried at fair value	4,371	4,082
Stock-based compensation	11,275	11,597
Net decrease in trading account assets	490	724
Gain on sale of loans	(115,399)	(63,729)
Change in loans held for sale carried at fair value	(5,716)	(6,894)
Origination of loans held for sale	(2,703,100)	(1,523,959)
Proceeds from sales of loans held for sale	2,694,945	1,638,975
Excess tax benefits from the exercise of stock options	(563)	(2,046)
Change in other assets and liabilities:
Net increase in other assets	67,919	19,847
Net increase in other liabilities	23,317	23,203
Net cash provided by operating activities	213,645	274,095
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(706,964)	(346,844)
Proceeds from investment securities available for sale	508,428	1,116,539
Proceeds from investment securities held to maturity	481	566
Redemption of restricted equity securities	72,430	4,190
Net loan and lease originations	(1,313,156)	(792,592)
Proceeds from sales of loans	246,100	284,274
Proceeds from disposals of furniture and equipment	3,571	1,923
Purchases of premises and equipment	(59,117)	(43,761)
Net proceeds from (payments to) FDIC indemnification asset	1,571	(2,359)
Proceeds from bank owned life insurance	4,485	681
Proceeds from sales of other real estate owned	18,747	11,768
Net cash paid in branch divestiture	—	(127,557)
Cash acquired in merger, net of cash consideration paid	—	116,867
Net cash (used) provided by investing activities	$(1,223,424)	$223,695

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(in thousands)	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$578,995	$739,173
Net increase (decrease) in securities sold under agreements to repurchase	10,401	(470,261)
Repayment of term debt	(114,999)	(47,003)
Dividends paid on common stock	(99,333)	(66,557)
Excess tax benefits from stock based compensation	563	2,046
Proceeds from stock options exercised	1,133	5,161
Retirement of common stock	(14,536)	(7,062)
Net cash provided by financing activities	362,224	155,497
Net (decrease) increase in cash and cash equivalents	(647,555)	653,287
Cash and cash equivalents, beginning of period	1,605,171	790,423
Cash and cash equivalents, end of period	$957,616	$1,443,710

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$50,156	$38,955
Income taxes	$17,334	$6,622
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$2,004	$11,504
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$—	$57
Cash dividend declared on common stock and payable after period-end	$35,285	$32,684
Transfer of loans to other real estate owned	$6,833	$14,089
Transfer from FDIC indemnification asset to due from FDIC and other	$2,472	$2,194
Acquisitions:
Assets acquired, including goodwill of $1,024,335	$—	$9,877,740
Liabilities assumed	$—	$8,769,608

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

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to September 30, 2015 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform to current classifications.

Application of new accounting guidance
As of January 1, 2015, Umpqua adopted the Financial Accounting Standards Board's ("FASB") Accounting Standard Update ("ASU") No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. Application of ASU No. 2014-01 provides for a consistent accounting method for our investments in qualified affordable housing projects using a proportional amortization method. As required by ASU No. 2014-01, the new accounting methodology has been retrospectively applied resulting in changes to other non-interest income, tax expense, and net income, deferred tax asset, other assets, and retained earnings in the prior periods presented. The effect of this change was a decrease in net income of $110,000 and $330,000 for the three and nine months ended September 30, 2015, respectively. The effect of this change on the revised September 30, 2014 income statements was a decrease in net income of $107,000 for the three months ended September 30, 2014 and an increase of $102,000 for the nine months ended September 30, 2014. Retained earnings as of January 1, 2014, has been adjusted down by $3.5 million for the effect of the retroactive application of the new standard.

As of January 1, 2015, Umpqua applied FASB ASU No. 2014-04, Receivables -Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when a repossession or foreclosure has occurred. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. As of September 30, 2015, Umpqua had $2.4 million of foreclosed residential real estate property held as other real estate owned. Umpqua's recorded investment in consumer mortgage loans collateralized by residential real estate property in process of foreclosure was $4.1 million as of September 30, 2015.

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

The operations of Sterling are included in our operating results beginning on April 19, 2014, and contributed an estimated net interest income of $106.9 million and $328.2 million and net income of $34.7 million and $97.6 million for the three and nine months ended September 30, 2015, respectively.

The following table provides a breakout of Merger related expense for the three and nine months ended September 30, 2015.

(in thousands)	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Personnel	$2,665	$10,395
Legal and professional	2,238	19,977
Contract termination	154	154
Premises and Equipment	1,473	6,738
Communication	548	1,980
Other	(1,087)	2,626
Total Merger related expense	$5,991	$41,870

The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2014, as if the Sterling Merger had occurred on January 1, 2013. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2013. The pro forma results include the impact of certain purchase accounting adjustments including accretion of loan discount, intangible assets amortization and deposit and borrowing premium accretion. These purchase accounting adjustments increased pro forma net income by $1.6 million and $50.5 million for the three and nine months ended September 30, 2014.

(in thousands, except per share data)	Pro Forma
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014
Net interest income	$225,715	$682,679	(1), (2), (3)
Provision for loan and lease losses	14,333	35,000
Non-interest income	62,163	157,134	(4), (5), (6)
Non-interest expense	179,918	565,573	(7), (8)
Income before provision for income taxes	93,627	239,240
Provision for income taxes	33,122	88,325
Net income	60,505	150,915
Dividends and undistributed earnings allocated to participating securities	142	338
Net earnings available to common shareholders	$60,363	$150,577
Earnings per share:
Basic	$0.28	$0.69
Diluted	$0.28	$0.69
Average shares outstanding:
Basic	217,245	216,884
Diluted	218,941	218,801

(1) Includes zero and $31.9 million of incremental loan discount accretion for the three and nine months ended September 30, 2014.
(2) Includes a reduction of interest income of zero and $1.8 million related to investment securities premiums amortization for the three and nine months ended September 30, 2014.
(3) Includes a reduction of interest expense of zero and $5.9 million related to deposit and borrowing premiums amortization for the three and nine months ended September 30, 2014.
(4) Includes a reduction of service charges on deposits of zero and $1.7 million as a result of passing the $10 billion asset threshold for the three and nine months ended September 30, 2014.
(5) Includes a loss on junior subordinated debentures carried at fair value of zero and $1.1 million for the three and nine months ended September 30, 2014.
(6) Includes the reversal of the $7.0 million loss on the required divestiture of six Sterling stores in connection with the Merger for the nine months ended September 30, 2014.
(7) Includes a net increase of zero and $2.1 million of incremental core deposit intangible amortization for the three and nine months ended September 30, 2014.
(8) Includes a net decrease of $2.6 million and $46.1 million of merger expenses for the three and nine months ended September 30, 2014.

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$314,305	$12,974	$(815)	$326,464
Residential mortgage-backed securities and collateralized mortgage obligations	2,143,275	18,866	(8,208)	2,153,933
Investments in mutual funds and other equity securities	2,016	65	—	2,081
	$2,459,596	$31,905	$(9,023)	$2,482,478
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,699	$582	$(1)	$5,280
	$4,699	$582	$(1)	$5,280

(in thousands)	December 31, 2014
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$213	$16	$—	$229
Obligations of states and political subdivisions	325,189	14,056	(841)	338,404
Residential mortgage-backed securities and collateralized mortgage obligations	1,951,514	17,398	(11,060)	1,957,852
Investments in mutual funds and other equity securities	2,016	54	—	2,070
	$2,278,932	$31,524	$(11,901)	$2,298,555
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$5,088	$358	$(15)	$5,431
Other investment securities	123	—	—	123
	$5,211	$358	$(15)	$5,554

Investment securities that were in an unrealized loss position as of September 30, 2015 and December 31, 2014 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

September 30, 2015
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$12,536	$158	$8,034	$657	$20,570	$815
Residential mortgage-backed securities and collateralized mortgage obligations	463,453	3,239	312,840	4,969	776,293	8,208
Total temporarily impaired securities	$475,989	$3,397	$320,874	$5,626	$796,863	$9,023
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$39	$1	$—	$—	$39	$1
Total temporarily impaired securities	$39	$1	$—	$—	$39	$1

December 31, 2014
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$11,100	$547	$8,550	$294	$19,650	$841
Residential mortgage-backed securities and collateralized mortgage obligations	220,577	815	495,096	10,245	715,673	11,060
Total temporarily impaired securities	$231,677	$1,362	$503,646	$10,539	$735,323	$11,901
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$224	$15	$—	$—	$224	$15
Total temporarily impaired securities	$224	$15	$—	$—	$224	$15

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of September 30, 2015. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at September 30, 2015 are issued or guaranteed by governmental agencies. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will be settled at a price at least equal to the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, these investments are not considered other-than-temporarily impaired.

The following table presents the maturities of investment securities at September 30, 2015:

(in thousands)	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$13,055	$13,108	$—	$—
Over three months through twelve months	82,603	83,377	9	12
After one year through five years	1,778,642	1,798,598	391	934
After five years through ten years	431,360	431,514	239	273
After ten years	151,920	153,800	4,060	4,061
Other investment securities	2,016	2,081	—	—
	$2,459,596	$2,482,478	$4,699	$5,280

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties. The following table presents the gross realized gains and losses on the sale of securities available for sale for the three and nine months ended September 30, 2015 and 2014:

(in thousands)	Three Months Ended
	September 30, 2015		September 30, 2014
	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$13	$—	$—	$—
Obligations of states and political subdivisions	6	—	—	—
Residential mortgage-backed securities and collateralized mortgage obligations	634	433	902	—
	$653	$433	$902	$—

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$13	$—	$—	$—
Obligations of states and political subdivisions	6	—	3	1
Residential mortgage-backed securities and collateralized mortgage obligations	1,177	841	1,876	—
	$1,196	$841	$1,879	$1

The following table presents, as of September 30, 2015, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$825	$850
To state and local governments to secure public deposits	1,633,090	1,651,026
Other securities pledged principally to secure repurchase agreements	508,903	511,231
Total pledged securities	$2,142,818	$2,163,107

Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30,	December 31,
	2015	2014
Commercial real estate
Non-owner occupied term, net	$3,148,288	$3,290,610
Owner occupied term, net	2,655,340	2,633,864
Multifamily, net	2,961,609	2,638,618
Construction & development, net	287,757	258,722
Residential development, net	94,380	81,846
Commercial
Term, net	1,398,346	1,396,089
LOC & other, net	1,014,523	1,029,620
Leases and equipment finance, net	679,033	523,114
Residential
Mortgage, net	2,740,228	2,233,735
Home equity loans & lines, net	910,287	852,478
Consumer & other, net	498,143	389,036
Total loans and leases, net of deferred fees and costs	$16,387,934	$15,327,732

The loan balances are net of deferred fees and costs of $42.8 million and $26.3 million as of September 30, 2015 and December 31, 2014, respectively. Net loans include discounts on acquired loans of $131.9 million and $236.6 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, loans totaling $9.4 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $599.2 million and $770.9 million at September 30, 2015 and December 31, 2014, respectively. The carrying balance of purchased impaired loans was $448.1 million and $562.9 million at September 30, 2015 and December 31, 2014, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the three and nine months ended September 30, 2015 and 2014:

(in thousands)	Three Months Ended
	September 30, 2015
	Evergreen	Rainier	Nevada Security	Circle	Sterling	Total
Balance, beginning of period	$7,057	$43,242	$17,453	$422	$97,188	$165,362
Accretion to interest income	(1,228)	(3,585)	(2,107)	(56)	(7,456)	(14,432)
Disposals	(844)	(1,468)	(1,230)	(69)	(2,958)	(6,569)
Reclassifications from nonaccretable difference	745	872	1,992	—	1,676	5,285
Balance, end of period	$5,730	$39,061	$16,108	$297	$88,450	$149,646

	Three Months Ended
	September 30, 2014
	Evergreen	Rainier	Nevada Security	Circle	Sterling	Total
Balance, beginning of period	$10,576	$56,609	$27,837	$965	$104,540	$200,527
Additions	—	—	—	—	—	—
Accretion to interest income	(1,546)	(4,134)	(2,798)	(36)	(9,743)	(18,257)
Disposals	(320)	(1,051)	(1,352)	—	(4,111)	(6,834)
Reclassifications from (to) nonaccretable difference	2,213	3,260	728	(49)	2,843	8,995
Balance, end of period	$10,923	$54,684	$24,415	$880	$93,529	$184,431

(in thousands)	Nine Months Ended
	September 30, 2015
	Evergreen	Rainier	Nevada Security	Circle	Sterling	Total
Balance, beginning of period	$9,466	$49,989	$23,666	$796	$117,782	$201,699
Accretion to interest income	(3,748)	(10,522)	(6,822)	(205)	(21,567)	(42,864)
Disposals	(3,227)	(4,081)	(3,295)	(331)	(10,891)	(21,825)
Reclassifications from nonaccretable difference	3,239	3,675	2,559	37	3,126	12,636
Balance, end of period	$5,730	$39,061	$16,108	$297	$88,450	$149,646

	Nine Months Ended
	September 30, 2014
	Evergreen	Rainier	Nevada Security	Circle	Sterling	Total
Balance, beginning of period	$20,063	$71,789	$34,632	$1,140	$—	$127,624
Additions	—	—	—	—	110,757	110,757
Accretion to interest income	(9,998)	(14,671)	(11,792)	(211)	(15,645)	(52,317)
Disposals	(5,061)	(9,658)	(5,258)	—	(4,426)	(24,403)
Reclassifications from (to) nonaccretable difference	5,919	7,224	6,833	(49)	2,843	22,770
Balance, end of period	$10,923	$54,684	$24,415	$880	$93,529	$184,431

Loans acquired in an FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as covered loans. Covered loans are reported exclusive of the cash flow reimbursements expected from the FDIC. The following table summarizes the activity related to the FDIC indemnification asset for the three and nine months ended September 30, 2015 and 2014:

(in thousands)	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance, beginning of period	$432	$11,293	$4,417	$23,174
Change in FDIC indemnification asset	1,432	(2,728)	(1,053)	(13,169)
Transfers to due from FDIC and other	(972)	(754)	(2,472)	(2,194)
Balance, end of period	$892	$7,811	$892	$7,811

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes loans and leases sold by loan portfolio during the three and nine months ended September 30, 2015 and 2014:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Commercial real estate
Non-owner occupied term, net	$—	$—	$7,181	$14,799
Owner occupied term, net	20,003	22,884	39,963	71,128
Multifamily, net	—	35,306	435	60,508
Construction & development, net	—	—	—	566
Residential development, net	—	—	—	800
Commercial
Term, net	1,079	4,199	4,499	30,068
LOC & other, net	—	299	—	5,361
Residential
Mortgage, net	54,938	54,917	173,371	60,951
Home equity loans & lines. net	—	—	—	24,445
Consumer & other, net	—	—	—	7,344
Total, net of deferred fees and costs	$76,020	$117,605	$225,449	$275,970

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

Management believes that the ALLL was adequate as of September 30, 2015. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

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

Activity in the Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the three and nine months ended September 30, 2015 and 2014:

(in thousands)	Three Months Ended September 30, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$58,164	$45,697	$17,964	$5,246	$127,071
Charge-offs	(2,789)	(3,266)	(171)	(2,250)	(8,476)
Recoveries	960	1,360	281	784	3,385
Provision	1,878	2,823	1,186	2,266	8,153
Balance, end of period	$58,213	$46,614	$19,260	$6,046	$130,133

	Three Months Ended September 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$56,920	$35,426	$11,953	$2,196	$106,495
Charge-offs	(1,104)	(4,424)	(727)	(1,269)	(7,524)
Recoveries	393	1,412	49	477	2,331
Provision	430	8,817	1,697	3,389	14,333
Balance, end of period	$56,639	$41,231	$12,972	$4,793	$115,635

(in thousands)	Nine Months Ended September 30, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$55,184	$41,216	$15,922	$3,845	$116,167
Charge-offs	(5,618)	(11,544)	(617)	(10,684)	(28,463)
Recoveries	2,448	3,544	420	3,973	10,385
Provision	6,199	13,398	3,535	8,912	32,044
Balance, end of period	$58,213	$46,614	$19,260	$6,046	$130,133

	Nine Months Ended September 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$59,538	$27,028	$7,487	$1,032	$95,085
Charge-offs	(4,674)	(13,105)	(1,473)	(1,838)	(21,090)
Recoveries	1,993	3,618	351	678	6,640
Provision (recapture)	(218)	23,690	6,607	4,921	35,000
Balance, end of period	$56,639	$41,231	$12,972	$4,793	$115,635

Provision expense includes amounts related to subsequent deterioration of purchased impaired loans of $279,000 and $1.9 million for the three and nine months ended September 30, 2015, respectively, and $242,000 and $1.3 million for the three and nine months ended September 30, 2014, respectively.

The valuation allowance on purchased impaired loans was reduced by recaptured provision of $2.2 million and $2.4 million for the three and nine months ended September 30, 2015, respectively, and $311,000 and $1.6 million for the three and nine months ended September 30, 2014, respectively.

The following table presents the allowance and recorded investment in loans and leases by portfolio segment as of September 30, 2015 and 2014:

(in thousands)	September 30, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$54,660	$46,087	$18,577	$5,978	$125,302
Individually evaluated for impairment	533	390	—	—	923
Loans acquired with deteriorated credit quality	3,020	137	683	68	3,908
Total	$58,213	$46,614	$19,260	$6,046	$130,133
Loans and leases:
Collectively evaluated for impairment	$8,741,621	$3,050,922	$3,589,753	$497,107	$15,879,403
Individually evaluated for impairment	34,734	25,709	—	—	60,443
Loans acquired with deteriorated credit quality	371,019	15,271	60,762	1,036	448,088
Total	$9,147,374	$3,091,902	$3,650,515	$498,143	$16,387,934

(in thousands)	September 30, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$51,283	$38,681	$12,239	$4,722	$106,925
Individually evaluated for impairment	1,156	13	—	—	1,169
Loans acquired with deteriorated credit quality	4,200	2,537	733	71	7,541
Total	$56,639	$41,231	$12,972	$4,793	$115,635
Loans and leases:
Collectively evaluated for impairment	$8,388,827	$2,898,567	$2,864,076	$365,335	$14,516,805
Individually evaluated for impairment	85,804	20,445	—	128	106,377
Loans acquired with deteriorated credit quality	522,068	37,608	74,311	2,032	636,019
Total	$8,996,699	$2,956,620	$2,938,387	$367,495	$15,259,201

The loan and lease balances are net of net deferred loans costs of $42.8 million and $20.2 million at September 30, 2015 and September 30, 2014, respectively.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the RUC and unfunded commitments for the three and nine months ended September 30, 2015 and 2014:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance, beginning of period	$2,864	$4,845	$3,539	$1,436
Net change to other expense	217	(457)	(458)	(1,014)
Acquired reserve	—	—	—	3,966
Balance, end of period	$3,081	$4,388	$3,081	$4,388

(in thousands)
Total
Unfunded loan and lease commitments:
September 30, 2015	$3,454,473
September 30, 2014	$2,949,211

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following table summarizes our non-accrual loans and leases and loans and leases past due, by loan and lease class, as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$3,299	$5,264	$177	$8,740	$2,769	$3,136,779	$3,148,288
Owner occupied term, net	5,156	990	596	6,742	6,195	2,642,403	2,655,340
Multifamily, net	—	—	—	—	—	2,961,609	2,961,609
Construction & development, net	918	—	—	918	—	286,839	287,757
Residential development, net	—	—	12	12	—	94,368	94,380
Commercial
Term, net	7	101	81	189	17,038	1,381,119	1,398,346
LOC & other, net	172	334	6	512	797	1,013,214	1,014,523
Leases and equipment finance, net	2,546	2,206	892	5,644	4,190	669,199	679,033
Residential
Mortgage, net	—	1,675	6,079	7,754	—	2,732,474	2,740,228
Home equity loans & lines, net	1,152	1,809	1,773	4,734	—	905,553	910,287
Consumer & other, net	2,608	682	351	3,641	—	494,502	498,143
Total, net of deferred fees and costs	$15,858	$13,061	$9,967	$38,886	$30,989	$16,318,059	$16,387,934
(1) Other includes purchased credit impaired loans of $448.1 million.

(in thousands)	December 31, 2014
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases

Commercial real estate
Non-owner occupied term, net	$452	$—	$283	$735	$8,957	$3,280,918	$3,290,610
Owner occupied term, net	2,304	347	—	2,651	8,292	2,622,921	2,633,864
Multifamily, net	—	512	—	512	300	2,637,806	2,638,618
Construction & development, net	1,091	—	—	1,091	—	257,631	258,722
Residential development, net	6,155	—	—	6,155	—	75,691	81,846
Commercial
Term, net	1,098	242	3	1,343	19,097	1,375,649	1,396,089
LOC & other, net	1,637	1,155	1,223	4,015	8,825	1,016,780	1,029,620
Leases and equipment finance, net	1,482	1,695	695	3,872	5,084	514,158	523,114
Residential
Mortgage, net	8	1,224	4,289	5,521	655	2,227,559	2,233,735
Home equity loans & lines, net	1,924	702	749	3,375	615	848,488	852,478
Consumer & other, net	2,133	498	270	2,901	216	385,919	389,036
Total, net of deferred fees and costs	$18,284	$6,375	$7,512	$32,171	$52,041	$15,243,520	$15,327,732

(1) Other includes purchased credit impaired loans of $562.9 million

Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral-dependent loans.  Therefore, the non-accrual loans as of September 30, 2015 have already been written down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

 The following table summarizes our impaired loans by loan class as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$10,753	$2,332	$7,975	$148
Owner occupied term, net	11,864	4,898	6,942	211
Multifamily, net	3,519	—	3,519	68
Construction & development, net	1,091	—	1,091	11
Residential development, net	7,974	—	7,977	95
Commercial
Term, net	27,526	19,621	2,932	216
LOC & other, net	3,512	795	2,361	174
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$66,239	$27,646	$32,797	$923

(in thousands)	December 31, 2014
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$42,793	$16,916	$22,190	$502
Owner occupied term, net	16,339	8,290	7,655	364
Multifamily, net	4,040	300	3,519	49
Construction & development, net	2,655	—	1,091	7
Residential development, net	9,670	—	9,675	166
Commercial
Term, net	31,733	18,701	256	12
LOC & other, net	18,761	8,575	5,404	308
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	626	—	—	—
Consumer & other, net	152	—	—	—
Total, net of deferred fees and costs	$126,769	$52,782	$49,790	$1,408

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2015 and 2014:

(in thousands)	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$10,356	$67	$55,246	$573
Owner occupied term, net	11,577	49	11,686	79
Multifamily, net	3,519	32	4,830	113
Construction & development, net	1,091	6	5,288	11
Residential development, net	8,018	67	12,190	124
Commercial
Term, net	24,272	39	18,381	4
LOC & other, net	3,473	19	3,478	13
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	—
Consumer & other, net	—	—	64	—
Total, net of deferred fees and costs	$62,306	$279	$111,163	$917

(in thousands)	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$24,213	$569	$53,460	$1,532
Owner occupied term, net	13,592	198	11,989	231
Multifamily, net	3,594	93	2,737	113
Construction & development, net	1,091	43	7,423	33
Residential development, net	8,820	256	14,128	373
Commercial
Term, net	22,089	153	14,512	12
LOC & other, net	6,982	132	2,928	38
Leases, net	—	—	—	—
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	7	—	—
Consumer & other, net	—	—	32	—
Total, net of deferred fees and costs	$80,381	$1,451	$107,209	$2,332
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

Substandard—A substandard asset, risk rated 8, is inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. Loans and leases are classified as substandard when they have unsatisfactory characteristics causing unacceptable levels of risk. A substandard loan or lease normally has one or more well-defined weaknesses that could jeopardize repayment of the debt. The likely need to liquidate assets to correct the problem, rather than repayment from successful operations is the key distinction between special mention and substandard.

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

The following table summarizes our internal risk rating by loan and lease class for the loan and lease portfolio as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$2,947,350	$96,196	$93,975	$309	$151	$10,307	$3,148,288
Owner occupied term, net	2,505,149	57,875	77,522	818	2,136	11,840	2,655,340
Multifamily, net	2,935,017	6,668	16,405	—	—	3,519	2,961,609
Construction & development, net	279,830	3,705	3,131	—	—	1,091	287,757
Residential development, net	84,548	402	1,453	—	—	7,977	94,380
Commercial
Term, net	1,342,019	25,180	8,051	241	302	22,553	1,398,346
LOC & other, net	982,591	9,168	19,588	2	18	3,156	1,014,523
Leases and equipment finance, net	669,200	2,546	2,206	4,571	510	—	679,033
Residential
Mortgage, net	2,725,712	2,776	2,206	—	9,534	—	2,740,228
Home equity loans & lines, net	903,813	3,609	871	—	1,994	—	910,287
Consumer & other, net	494,459	3,299	191	—	194	—	498,143
Total, net of deferred fees and costs	$15,869,688	$211,424	$225,599	$5,941	$14,839	$60,443	$16,387,934

(1) The percentage of impaired loans classified as pass/watch, special mention, substandard, doubtful, and loss was 4.0%, 4.0%, 91.7%, 0.3% and 0.0% respectively, as of September 30, 2015.

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

Troubled Debt Restructurings

At September 30, 2015 and December 31, 2014, impaired loans of $35.7 million and $54.8 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were no available commitments for troubled debt restructurings outstanding as of September 30, 2015 and $1.0 million as of December 31, 2014.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$23,467	$1,374	$24,841
Commercial, net	8,631	9,875	18,506
Residential, net	3,608	—	3,608
Total, net of deferred fees and costs	$35,706	$11,249	$46,955

(in thousands)	December 31, 2014
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$48,817	$2,319	$51,136
Commercial, net	5,404	9,541	14,945
Residential, net	615	—	615
Total, net of deferred fees and costs	$54,836	$11,860	$66,696

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The following table presents newly restructured loans that occurred during the three and nine months ended September 30, 2015 and 2014:

(in thousands)	Three Months Ended September 30, 2015
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications

Commercial real estate, net	$—	$—	$—	$—	$1,374	$1,374
Commercial, net	—	—	—	—	8,388	8,388
Residential, net	—	—	—	—	185	185
Total, net of deferred fees and costs	$—	$—	$—	$—	$9,947	$9,947

	Three Months Ended September 30, 2014
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate, net	$—	$1,088	$—	$—	$—	$1,088
Total, net of deferred fees and costs	$—	$1,088	$—	$—	$—	$1,088

	Nine Months Ended September 30, 2015
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications

Commercial real estate, net	$—	$—	$—	$—	$1,374	$1,374
Commercial, net	—	—	—	—	11,737	11,737
Residential, net	—	74	—	—	3,241	3,315
Total, net of deferred fees and costs	$—	$74	$—	$—	$16,352	$16,426

(in thousands)	Nine Months Ended September 30, 2014
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications

Commercial real estate, net	$—	$2,332	$—	$—	$3,519	$5,851
Residential, net	—	—	—	—	138	138
Total, net of deferred fees and costs	$—	$2,332	$—	$—	$3,657	$5,989

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

There were $434,000 of financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, there were none.

Note 6–Goodwill and Other Intangible Assets

The following tables summarize the changes in the Company's goodwill and other intangible assets for the year ended December 31, 2014, and the nine months ended September 30, 2015. Goodwill and all other intangible assets are related to the Community Banking segment.

(in thousands)	Goodwill
		Accumulated
	Gross	Impairment	Total
Balance, December 31, 2013	$877,239	$(112,934)	$764,305
Net additions	1,021,920	—	1,021,920
Balance, December 31, 2014	1,899,159	(112,934)	1,786,225
Net additions	2,415	—	2,415
Balance, September 30, 2015	$1,901,574	$(112,934)	$1,788,640

Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Additional information on the acquisitions and acquisition price allocations is provided in Note 2. The additions to goodwill in 2015 of $2.4 million relate to immaterial acquisition accounting adjustments.

(in thousands)	Other Intangible Assets
		Accumulated
	Gross	Amortization	Net
Balance, December 31, 2013	$58,909	$(46,531)	$12,378
Net additions	54,562	—	54,562
Amortization	—	(10,207)	(10,207)
Balance, December 31, 2014	113,471	(56,738)	56,733
Amortization	—	(8,419)	(8,419)
Balance, September 30, 2015	$113,471	$(65,157)	$48,314

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

The Company conducts its annual evaluation of goodwill for impairment as of its year end of December 31. Goodwill and other intangibles are required to be analyzed for impairment if certain triggering events occur. During the nine months ended September 30, 2015, management determined that no triggering events occurred that required an impairment analysis. The table below presents the forecasted amortization expense for other intangible assets acquired in all mergers:

(in thousands)
Expected
Year	Amortization
Remainder of 2015	$2,806
2016	8,622
2017	6,756
2018	6,166
2019	5,618
Thereafter	18,346
$48,314

Note 7 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR"), which are carried at fair value, for the three and nine months ended September 30, 2015 and 2014:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance, beginning of period	$127,206	$114,192	$117,259	$47,765
Acquired/purchased MSR	—	—	—	62,770
Additions for new MSR capitalized	7,711	8,813	27,812	16,583
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(6,794)	(672)	(5,860)	(2,543)
Other(2)	(3,309)	(3,608)	(14,397)	(5,850)
Balance, end of period	$124,814	$118,725	$124,814	$118,725

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential mortgage serviced loan portfolio as of September 30, 2015 and December 31, 2014 is as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Balance of residential mortgage loans serviced for others	$12,693,451	$11,590,310
MSR as a percentage of serviced loans	0.98%	1.01%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $7.2 million and $20.5 million for the three and nine months ended September 30, 2015, respectively, as compared to $6.2 million and $14.5 million for the three and nine months ended September 30, 2014, respectively.

Key assumptions used in measuring the fair value of MSR as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Constant prepayment rate	13.69%	12.39%
Discount rate	9.19%	9.17%
Weighted average life (years)	5.9	6.4

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of September 30, 2015 and December 31, 2014 is as follows:

(in thousands)	September 30, 2015	December 31, 2014
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(5,466)	$(4,965)
Effect on fair value of a 20% adverse change	$(10,490)	$(9,547)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(4,509)	$(4,539)
Effect on fair value of a 200 basis point adverse change	$(8,680)	$(8,771)

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

Note 8 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of September 30, 2015:

(dollars in thousands)		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$15,346	Floating rate, LIBOR plus 3.35%, adjusted quarterly	4.89%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	23,202	Floating rate, LIBOR plus 3.45%, adjusted quarterly	5.03%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	7,276	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.45%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	7,248	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.46%	March 2034
Umpqua Master Trust I	August 2007	41,238	24,065	Floating rate, LIBOR plus 1.35%, adjusted quarterly	2.89%	September 2037
Umpqua Master Trust IB	September 2007	20,619	13,985	Floating rate, LIBOR plus 2.75%, adjusted quarterly	4.55%	December 2037
Sterling Capital Trust III	April 2003	14,433	11,263	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.55%	April 2033
Sterling Capital Trust IV	May 2003	10,310	7,960	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.50%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	15,971	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.62%	June 2033
Sterling Capital Trust VI	June 2003	10,310	7,934	Floating rate, LIBOR plus 3.20%, adjusted quarterly	4.60%	September 2033
Sterling Capital Trust VII	June 2006	56,702	34,259	Floating rate, LIBOR plus 1.53%, adjusted quarterly	2.52%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	31,462	Floating rate, LIBOR plus 1.63%, adjusted quarterly	3.22%	December 2036
Sterling Capital Trust IX	July 2007	46,392	27,020	Floating rate, LIBOR plus 1.40%, adjusted quarterly	2.81%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	7,111	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.54%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	6,550	Floating rate, LIBOR plus 1.80%, adjusted quarterly	3.36%	June 2035
Klamath First Capital Trust I	July 2001	15,464	13,013	Floating rate, LIBOR plus 3.75%, adjusted semiannually	5.03%	July 2031
		$379,390	$253,665
AT AMORTIZED COST:
HB Capital Trust I	March 2000	$5,310	$6,119	10.875%	8.52%	March 2030
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,751	10.200%	8.46%	February 2031
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,177	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.15%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,116	Floating rate, LIBOR plus 2.95%, adjusted quarterly	2.60%	September 2033
CIB Capital Trust	November 2002	10,310	11,055	Floating rate, LIBOR plus 3.45%, adjusted quarterly	3.12%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	3.88%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.94%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.19%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.19%	September 2033
		96,037	101,334
	Total	$475,427	$354,999

(1)
Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of September 30, 2015.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $14.3 million at September 30, 2015 and December 31, 2014. As of September 30, 2015, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling. Refer to Note 15 for discussion of the rationale for election of fair value and the approach used to fair value the selected junior subordinated debentures.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments, the discounts will reverse over time in a manner similar to the effective interest rate method as if these instruments were accounted for under the amortized cost method. Losses recorded resulting from the change in the fair value of these instruments were $1.6 million and $4.7 million for the three and nine months ended September 30, 2015, respectively, and $1.6 million and $3.5 million for the three and nine months ended September 30, 2014, respectively.

Note 9 – Commitments and Contingencies

Lease Commitments — As of September 30, 2015, the Bank leased 277 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and nine months ended September 30, 2015 was $9.5 million and $28.2 million and for the three and nine months ended September 30, 2014 was $9.8 million and $23.6 million. Rent expense was partially offset by rent income for the three and nine months ended September 30, 2015 of $298,000 and $527,000 and for the three and nine months ended September 30, 2014 of $170,000 and $441,000.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of September 30, 2015
Commitments to extend credit	$3,392,037
Commitments to extend overdrafts	$807,044
Forward sales commitments	$601,060
Commitments to originate residential mortgage loans held for sale	$402,051
Standby letters of credit	$62,436

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees during the three and nine months ended September 30, 2015 and September 30, 2014. At September 30, 2015, approximately $44.4 million of standby letters of credit expire within one year, and $18.0 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The estimated fair value of guarantees associated with standby letters of credit was $1.2 million as of September 30, 2015.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of September 30, 2015, the Company had a residential mortgage loan repurchase reserve liability of $2.7 million.

Legal Proceedings—The Bank owns 483,806 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.6483 per Class A share. As of September 30, 2015, the closing value of the Class A shares was $69.40 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $55.3 million as of September 30, 2015, and has not been reflected in the accompanying consolidated financial statements. The shares of Visa Inc. Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa Inc. may sell additional Class A shares and use the proceeds to settle litigation, thereby reducing the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 79% and 80% of the Bank's loan and lease portfolio at September 30, 2015 and December 31, 2014, respectively.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2015 and 2014.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2015, the Bank had commitments to originate mortgage loans held for sale totaling $402.1 million and forward sales commitments of $601.1 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

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

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of September 30, 2015, the Bank had 354 interest rate swaps with an aggregate notional amount of $1.7 billion related to this program.

In connection with the interest rate swap program with commercial customers, the Bank has agreements with its derivative counterparties that contain a provision where if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank also has agreements with its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Bank were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. If the Bank had breached any of these provisions at September 30, 2015, it could have been required to settle its obligations under the agreements at the termination value.

As of September 30, 2015 and December 31, 2014, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $48.4 million and $29.0 million, respectively.  The Bank has collateral posting requirements for initial or variation margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $66.7 million and $43.5 million as of September 30, 2015 and December 31, 2014, respectively.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of September 30, 2015, the net CVA decreased the settlement values of the Bank's net derivative assets by $2.5 million. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, which are impacted by changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The following tables summarize the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of September 30, 2015 and December 31, 2014:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated	September 30,	December 31,	September 30,	December 31,
as hedging instrument	2015	2014	2015	2014
Interest rate lock commitments	$5,466	$2,867	$—	$—
Interest rate forward sales commitments	2	16	5,271	2,627
Interest rate swaps	45,134	26,327	47,520	28,158
Foreign currency derivative	6	565	5	103
Total	$50,608	$29,775	$52,796	$30,888

The fair values of the derivatives are recorded in other assets and other liabilities. The following table summarizes the types of derivatives and the gains (losses) recorded during the three and nine months ended September 30, 2015 and 2014:

(in thousands)	Three Months Ended		Nine Months Ended
Derivatives not designated	September 30,		September 30,
as hedging instrument	2015	2014	2015	2014
Interest rate lock commitments	$1,783	$(5,475)	$2,977	$1,312
Interest rate forward sales commitments	(11,383)	1,788	(6,275)	(14,228)
Interest rate swaps	(1,179)	107	(554)	(2,893)
Foreign currency derivative	(3)	(1)	(462)	16
Total	$(10,782)	$(3,581)	$(4,314)	$(15,793)

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivative are included in other income.

The following table summarizes the derivatives that have a right of offset as of September 30, 2015 and December 31, 2014:

(in thousands)				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
September 30, 2015
Derivative Assets
Interest rate swaps	$45,134	$—	$45,134	$—	$—	$45,134
Derivative Liabilities
Interest rate swaps	$47,520	$—	$47,520	$—	$(47,520)	$—

December 31, 2014
Derivative Assets
Interest rate swaps	$26,327	$—	$26,327	$(131)	$—	$26,196
Derivative Liabilities
Interest rate swaps	$28,158	$—	$28,158	$(131)	$(28,027)	$—

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

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $3.1 million and $10.7 million for the three and nine months ended September 30, 2015, as compared to $3.7 million and $8.8 million for the three and nine months ended September 30, 2014. The total income tax benefit recognized related to stock-based compensation was $1.2 million and $3.9 million for the three and nine months ended September 30, 2015, respectively, as compared to $1.4 million and $3.4 million for the three and nine months ended September 30, 2014, respectively.

The following table summarizes information about stock option activity for the nine months ended September 30, 2015:

(in thousands, except per share data)	Nine Months Ended September 30, 2015
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	807	$16.80
Granted/Assumed	—	$—
Exercised	(80)	$11.01
Forfeited/expired	(251)	$22.88
Balance, end of period	476	$14.56	4.20	$1,625
Options exercisable, end of period	437	$14.78	3.91	$1,458

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and nine months ended September 30, 2015 was $47,000 and $512,000, as compared to the three and nine months ended September 30, 2014 of $241,000 and $3.1 million.

During the three and nine months ended September 30, 2015, the amount of cash received from the exercise of stock options was $16 and $195,000, respectively, as compared to the three and nine months ended September 30, 2014 of $239,000 and $4.5 million, respectively. Total consideration was $117,000 and $877,000 for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014 of $483,000 and $6.7 million, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model.  There were no stock options granted in the nine months ended September 30, 2015. The following weighted average assumptions were used to determine the fair value of stock options grants as of grant date for the nine months ended September 30, 2014:

Nine Months Ended
September 30,
2014
Dividend yield	3.25%
Expected life (years)	6.79
Expected volatility	31%
Risk-free rate	0.91%
Weighted average fair value of options on date of grant	$3.22

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares issued prior to 2011 generally vest on an annual basis over five years. Restricted shares issued since 2011 generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the nine months ended September 30, 2015:

(in thousands, except per share data)	Nine Months Ended September 30, 2015
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	1,386	$15.39
Granted/assumed	599	$15.71
Released	(501)	$14.53
Forfeited	(125)	$15.17
Balance, end of period	1,359	$16.14

The total fair value of restricted shares vested and released during the three and nine months ended September 30, 2015 was $1.6 million and $8.3 million, respectively, as compared to the three and nine months ended September 30, 2014 of $615,000 and $7.0 million, respectively.

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

(in thousands, except per share data)	Nine Months Ended September 30, 2015
	Restricted	Weighted
	Stock Units	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	675	$18.03
Granted/assumed	—	$—
Released	(253)	$17.99
Forfeited	(143)	$18.48
Balance, end of period	279	$18.58

The total fair value of restricted stock units vested and released during the three and nine months ended September 30, 2015 was $430,000 and $4.4 million as compared to the three and nine months ended September 30, 2014 of $363,000 and $6.0 million.

As of September 30, 2015, there was $135,000 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 1.71 years.  As of September 30, 2015, there was $10.1 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.35 years. As of September 30, 2015, there was $4.6 million of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.77 years, assuming expected performance conditions are met.

For the three and nine months ended September 30, 2015, the Company received income tax benefits of $700,000 and $5.1 million, respectively, as compared to the three and nine months ended September 30, 2014 of $469,000 and $6.2 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. In the nine months ended September 30, 2015, the Company had net excess tax benefit (tax benefit resulting from tax deductions greater than the compensation cost recognized) of $544,000, as compared to $1.2 million of net excess tax benefit for the nine months ended September 30, 2014.

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

The Company had gross unrecognized tax benefits of $2.9 million as of September 30, 2015.  If recognized, the unrecognized tax benefit would reduce the 2015 annual effective tax rate by 0.7%.  During the three and nine months ended September 30, 2015, the Company reversed $21,000 and $4,000 of interest relating to its liability for unrecognized tax benefits.  Interest on unrecognized tax benefits is reported by the Company as a component of tax expense.  As of September 30, 2015, the accrued interest related to unrecognized tax benefits was $395,000.

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

The following is a computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014:

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NUMERATORS:
Net income	$57,607	$58,883	$159,520	$95,076
Less:
Dividends and undistributed earnings allocated to participating securities (1)	84	142	261	338
Net earnings available to common shareholders	$57,523	$58,741	$159,259	$94,738
DENOMINATORS:
Weighted average number of common shares outstanding - basic	220,297	217,245	220,370	175,627
Effect of potentially dilutive common shares (2)	607	1,696	692	1,029
Weighted average number of common shares outstanding - diluted	220,904	218,941	221,062	176,656
EARNINGS PER COMMON SHARE:
Basic	$0.26	$0.27	$0.72	$0.54
Diluted	$0.26	$0.27	$0.72	$0.54

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and nine months ended September 30, 2015 and 2014.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock options	—	5	—	398

Note 14 – Segment Information

The Company operates two primary segments: Community Banking and Home Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of September 30, 2015, the Community Banking segment operated 381 locations throughout Oregon, Washington, California, Idaho, and Nevada.

The Home Lending segment, which operates as a division of the Bank, originates, sells and services residential mortgage loans.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Three Months Ended September 30, 2015
	Community	Home
	Banking	Lending	Consolidated
Interest income	$204,393	$29,924	$234,317
Interest expense	12,269	2,318	14,587
Net interest income	192,124	27,606	219,730
Provision for loan and lease losses	7,294	859	8,153
Non-interest income	32,020	28,329	60,349
Non-interest expense	152,174	30,512	182,686
Income before income taxes	64,676	24,564	89,240
Provision for income taxes	22,925	8,708	31,633
Net income	$41,751	$15,856	$57,607

(in thousands)	Nine Months Ended September 30, 2015
	Community	Home
	Banking	Lending	Consolidated
Interest income	$618,710	$77,937	$696,647
Interest expense	36,480	6,381	42,861
Net interest income	582,230	71,556	653,786
Provision for loan and lease losses	29,067	2,977	32,044
Non-interest income	93,845	110,498	204,343
Non-interest expense	486,514	91,167	577,681
Income before income taxes	160,494	87,910	248,404
Provision for income taxes	57,430	31,454	88,884
Net income	$103,064	$56,456	$159,520

(in thousands)	Three Months Ended September 30, 2014
	Community	Home
	Banking	Lending	Consolidated
Interest income	$219,268	$20,255	$239,523
Interest expense	12,003	1,804	13,807
Net interest income	207,265	18,451	225,716
Provision for loan and lease losses	14,333	—	14,333
Non-interest income	30,439	31,726	62,165
Non-interest expense	160,559	21,999	182,558
Income before income taxes	62,812	28,178	90,990
Provision for income taxes	22,165	9,942	32,107
Net income	$40,647	$18,236	$58,883

	Nine Months Ended September 30, 2014
	Community	Home
	Banking	Lending	Consolidated
Interest income	$536,922	$43,448	$580,370
Interest expense	30,858	3,699	34,557
Net interest income	506,064	39,749	545,813
Provision for loan and lease losses	35,000	—	35,000
Non-interest income	64,072	66,797	130,869
Non-interest expense	445,189	48,018	493,207
Income before income taxes	89,947	58,528	148,475
Provision for income taxes	32,353	21,046	53,399
Net income	$57,594	$37,482	$95,076

(in thousands)	September 30, 2015
	Community	Home
	Banking	Lending	Consolidated
Total assets	$20,115,935	$3,046,369	$23,162,304
Total loans and leases	$13,825,307	$2,562,627	$16,387,934
Total deposits	$17,371,561	$95,463	$17,467,024

(in thousands)	December 31, 2014
	Community	Home
	Banking	Lending	Consolidated
Total assets	$20,095,189	$2,514,714	$22,609,903
Total loans and leases	$13,181,463	$2,146,269	$15,327,732
Total deposits	$16,850,682	$41,417	$16,892,099

Note 15 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of September 30, 2015 and December 31, 2014, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)		September 30, 2015		December 31, 2014
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$957,616	$957,616	$1,605,171	$1,605,171
Trading securities	1,2	9,509	9,509	9,999	9,999
Investment securities available for sale	2	2,482,478	2,482,478	2,298,555	2,298,555
Investment securities held to maturity	3	4,699	5,280	5,211	5,554
Loans held for sale	2	398,015	398,015	286,802	286,802
Loans and leases, net	3	16,257,801	16,279,789	15,211,565	15,252,083
Restricted equity securities	1	46,904	46,904	119,334	119,334
Residential mortgage servicing rights	3	124,814	124,814	117,259	117,259
Bank owned life insurance assets	1	297,321	297,321	294,296	294,296
FDIC indemnification asset	3	892	254	4,417	2,058
Derivatives	2,3	50,608	50,608	29,775	29,775
Visa Class B common stock	3	—	52,576	—	49,663
FINANCIAL LIABILITIES:
Deposits	1,2	$17,467,024	$17,474,312	$16,892,099	$16,893,890
Securities sold under agreements to repurchase	2	323,722	323,722	313,321	313,321
Term debt	2	889,358	905,454	1,006,395	1,018,948
Junior subordinated debentures, at fair value	3	253,665	253,665	249,294	249,294
Junior subordinated debentures, at amortized cost	3	101,334	75,127	101,576	73,840
Derivatives	2	52,796	52,796	30,888	30,888

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$241	$—	$241	$—
Equity securities	9,268	9,268	—	—
Investment securities available for sale
Obligations of states and political subdivisions	326,464	—	326,464	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,153,933	—	2,153,933	—
Investments in mutual funds and other equity securities	2,081	—	2,081	—
Loans held for sale, at fair value	395,421		395,421
Residential mortgage servicing rights, at fair value	124,814	—	—	124,814
Derivatives
Interest rate lock commitments	5,466	—	—	5,466
Interest rate forward sales commitments	2	—	2	—
Interest rate swaps	45,134	—	45,134	—
Foreign currency derivative	6	—	6	—
Total assets measured at fair value	$3,062,830	$9,268	$2,923,282	$130,280
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$253,665	$—	$—	$253,665
Derivatives
Interest rate forward sales commitments	5,271	—	5,271	—
Interest rate swaps	47,520	—	47,520	—
Foreign currency derivative	5	—	5	—
Total liabilities measured at fair value	$306,461	$—	$52,796	$253,665

(in thousands)	December 31, 2014
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$124	$—	$124	$—
Equity securities	5,283	5,283	—	—
Other investments securities(1)	4,592	—	4,592	—
Available for sale securities
U.S. Treasury and agencies	229	—	229	—
Obligations of states and political subdivisions	338,404	—	338,404	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,957,852	—	1,957,852	—
Investments in mutual funds and other equity securities	2,070	—	2,070	—
Loans held for sale	286,802		286,802
Residential mortgage servicing rights, at fair value	117,259	—	—	117,259
Derivatives
Interest rate lock commitments	2,867	—	—	2,867
Interest rate forward sales commitments	16	—	16	—
Interest rate swaps	26,327	—	26,327	—
Foreign currency derivative	565	—	565	—
Total assets measured at fair value	$2,742,390	$5,283	$2,616,981	$120,126
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$249,294	$—	$—	$249,294
Derivatives
Interest rate forward sales commitments	2,627	—	2,627	—
Interest rate swaps	28,158	—	28,158	—
Foreign currency derivative	103	—	103	—
Total liabilities measured at fair value	$280,182	$—	$30,888	$249,294

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2015, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2015:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	13.69%
		Discount Rate	9.19%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	82.35%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	6.04%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of September 30, 2015, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2015 and 2014.

(in thousands)
Three Months Ended September 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2015
Residential mortgage servicing rights	$127,206	$(10,103)	$7,711	$—	$124,814	$(8,757)
Interest rate lock commitment, net	4,061	1,327	12,040	(11,962)	5,466	5,466
Junior subordinated debentures, at fair value	252,214	4,011	—	(2,560)	253,665	4,011

2014
Residential mortgage servicing rights	$114,192	$(4,280)	$8,813	$—	$118,725	$(3,554)
Interest rate lock commitment, net	4,405	3,250	1,929	(7,404)	2,180	2,180
Junior subordinated debentures, at fair value	246,077	3,745	—	(2,294)	247,528	3,745

(in thousands)
Nine Months Ended September 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2015
Residential mortgage servicing rights	$117,259	$(20,257)	$27,812	$—	$124,814	$(15,072)
Interest rate lock commitment, net	2,867	(2,321)	42,705	(37,785)	5,466	5,466
Junior subordinated debentures, at fair value	249,294	11,846	—	(7,475)	253,665	11,846

2014
Residential mortgage servicing rights	$47,765	$(8,393)	$79,353	$—	$118,725	$(6,424)
Interest rate lock commitment, net	706	(868)	18,106	(15,764)	2,180	2,180
Junior subordinated debentures, at fair value	87,274	8,512	156,840	(5,098)	247,528	8,512

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

(in thousands)	September 30, 2015
	Total	Level 1	Level 2	Level 3
Loans and leases	$16,552	$—	$—	$16,552
Other real estate owned	1,035	—	—	1,035
	$17,587	$—	$—	$17,587

(in thousands)	December 31, 2014
	Total	Level 1	Level 2	Level 3
Loans and leases	$14,720	$—	$—	$14,720
Other real estate owned	12,741	—	—	12,741
	$27,461	$—	$—	$27,461

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2015 and 2014:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Loans and leases	$5,769	$2,326	$23,209	$7,585
Other real estate owned	295	90	2,781	205
Total loss from nonrecurring measurements	$6,064	$2,416	$25,990	$7,790

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015			December 31, 2014
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$395,421	$377,148	$18,273	$286,802	$274,245	$12,557

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Consolidated Statements of Income. For the three and nine months ended September 30, 2015, the Company recorded a net increase in fair value of $6.0 million and $5.7 million. For the three and nine months ended September 30, 2014, the Company recorded a net decrease of $5.7 million and a net increase $6.9 million, representing the change in fair value reflected in earnings.

There were no nonaccrual residential mortgage loans held for sale or residential mortgage loans held for sale 90 days or more past due and still accruing interest as of September 30, 2015 and December 31, 2014, respectively.
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

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules and regulations on the Company's business operations and competitiveness, including our ability to retain and recruit executives, the Company's interest expense, FDIC deposit insurance assessments, regulatory compliance expenses, and interchange fee revenue.

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

Executive Overview

Significant items for the three and nine months ended September 30, 2015 were as follows:

Financial Performance

•
Net earnings available to common shareholders per diluted common share were $0.26 and $0.72 for the three and nine months ended September 30, 2015, respectively, as compared to $0.27 and $0.54 for the three and nine months ended September 30, 2014, respectively.  Operating income per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, were $0.28 and $0.85 for the three and nine months ended September 30, 2015, respectively, as compared to operating income per diluted common share of $0.30 and $0.81 for the three and nine months ended September 30, 2014, respectively.  Operating income per diluted share is considered a "non-GAAP" financial measure.  More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•
Net interest margin, on a tax equivalent basis, was 4.43% and 4.48% for the three and nine months ended September 30, 2015, respectively, as compared to 4.75% and 4.74% for the three and nine months ended September 30, 2014, respectively.  The decrease in net interest margin for both the three and nine months ended September 30, 2015 were primarily driven by a lower average yield on interest earning assets.

•
Residential mortgage banking revenue was $24.0 million and $92.3 million for the three and nine months ended September 30, 2015, respectively, as compared to $26.0 million and $60.8 million for the three and nine months ended September 30, 2014, respectively.  The decrease for the three months ended September 30, 2015, from the same period of the prior year was primarily driven by $10.1 million in negative fair value adjustments to the mortgage servicing rights ("MSR") asset as well as a decrease in the gain on sale margin, partially offset by an increase in closed for sale mortgage volume, which increased by 21% for the three months ended September 30, 2015 as compared to the prior year same period. Closed for sale mortgage volume for the nine months ended

September 30, 2015 increased 77% as compared to the prior year same period, which primarily drove the increase in residential mortgage banking for the nine month period.

•
Total gross loans and leases were $16.4 billion as of September 30, 2015, an increase of $1.1 billion, as compared to December 31, 2014.  The increase is due to loan growth in both the residential mortgage and multifamily loan portfolios, as well as the lease and equipment finance portfolio, partially offset by portfolio loan sales of $225.4 million.

•
Total deposits were $17.5 billion as of September 30, 2015, an increase of $574.9 million, as compared to December 31, 2014.  This increase was primarily driven by an increase in non-interest bearing demand, savings and money market accounts, partially offset by a decrease in time deposits.

•	Total consolidated assets were $23.2 billion as of September 30, 2015, compared to $22.6 billion at December 31, 2014.

Credit Quality

•
Non-performing assets decreased to $64.8 million, or 0.28% of total assets, as of September 30, 2015, as compared to $97.5 million, or 0.43% of total assets, as of December 31, 2014.  Non-performing loans were $41.0 million, or 0.25% of total loans, as of September 30, 2015, as compared to $59.6 million, or 0.39% of total loans, as of December 31, 2014.

•
The provision for loan and lease losses was $8.2 million and $32.0 million for the three and nine months ended September 30, 2015, as compared to the $14.3 million and $35.0 million recognized for the three and nine months ended September 30, 2014. The decrease for the three months ended September 30, 2015 compared to the same prior year period is primarily due to a decrease in net charge-offs, as well as improved credit performance within the loan and lease portfolio. The decrease for the nine months ended September 30, 2015 as compared to the same prior year period is due to improved credit performance within the loan and lease portfolio. Net charge-offs on loans were $5.1 million for the three months ended September 30, 2015, or 0.13% of average loans and leases (annualized), as compared to net charge-offs of $5.2 million, or 0.14% of average loans and leases (annualized), for the three months ended September 30, 2014. Net charge-offs on loans were $18.1 million for the nine months ended September 30, 2015, or 0.15% of average loans and leases (annualized), as compared to net charge-offs of $14.5 million, or 0.16% of average loans and leases (annualized), for the nine months ended September 30, 2014.

Capital and Growth Initiatives

•
Based on Basel III rules, the Company's total risk based capital was 14.5% and its Tier 1 common to risk weighted assets ratio was 11.5% as of September 30, 2015. As of December 31, 2014, which is based on Basel I rules, the Company's total risk based capital ratio was 15.2% and its Tier 1 common to risk weighted assets ratio was 11.5%.

•	Cash dividends declared in the third quarter of 2015 were $0.16 per common share, an increase of 7% over the comparable period of the prior year.

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

Management believes that the ALLL was adequate as of September 30, 2015. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 79% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact the new standard will have on the Company's consolidated financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination during the measurement period. The amendments in this Update require that the acquirer recognize the adjustments to provisional amounts in the reporting period in which the adjustment amount is determined. The acquirer must also record in the same period's financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This ASU has a potential impact on the Company, depending on any future business combinations.

Results of Operations

Overview

For the three months ended September 30, 2015, net earnings available to common shareholders were $57.5 million, or $0.26 per diluted common share, as compared to net earnings available to common shareholders of $58.7 million, or $0.27 per diluted common share for the three months ended September 30, 2014. For the nine months ended September 30, 2015, net earnings available to common shareholders were $159.3 million, or $0.72 per diluted common share, as compared to net earnings available to common shareholders of $94.7 million, or $0.54 per diluted common share for the nine months ended September 30, 2014. The slight decrease in net earnings for the three months ended September 30, 2015 was due to a decline in net interest income, as well as a decline in residential mortgage banking revenue and a decline in portfolio loan sales margin, partially offset by lower provision for loan and lease losses. The increase in net earnings for the nine months ended September 30, 2015 compared to the same period of the prior year was principally attributable to net income contribution from the operations acquired from Sterling, increased residential mortgage banking revenue resulting from the current mortgage interest rate environment, gain on sale of portfolio loans, and lower merger related expenses.

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

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the three and nine months ended September 30, 2015 and 2014:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings available to common shareholders	$57,523	$58,741	$159,259	$94,738
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	954	955	2,830	2,101
Merger related expenses, net of tax	3,595	5,274	25,122	46,273
Operating earnings	$62,072	$64,970	$187,211	$143,112
Per diluted share:
Net earnings available to common shareholders	$0.26	$0.27	$0.72	$0.54
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax	0.01	0.01	0.02	0.01
Merger related expenses, net of tax	0.01	0.02	0.11	0.26
Operating earnings	$0.28	$0.30	$0.85	$0.81

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three and nine months ended September 30, 2015 and 2014. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating income as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Returns on average assets:
Net earnings available to common shareholders	0.99%	1.05%	0.93%	0.70%
Operating earnings	1.07%	1.16%	1.10%	1.06%
Returns on average common shareholders' equity:
Net earnings available to common shareholders	5.98%	6.28%	5.59%	4.31%
Operating earnings	6.45%	6.94%	6.58%	6.51%
Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	11.52%	12.46%	10.83%	8.37%
Operating earnings	12.43%	13.78%	12.73%	12.65%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$3,819,303	$3,712,813	$3,806,719	$2,941,341
Less: average goodwill and other intangible assets, net	(1,838,740)	(1,841,668)	(1,840,875)	(1,428,705)
Average tangible common shareholders' equity	$1,980,563	$1,871,145	$1,965,844	$1,512,636

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of September 30, 2015 and December 31, 2014:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	September 30,	December 31,
	2015	2014
Total shareholders' equity	$3,835,552	$3,777,626
Subtract:
Goodwill and other intangible assets, net	1,836,954	1,842,958
Tangible common shareholders' equity	$1,998,598	$1,934,668
Total assets	$23,162,304	$22,609,903
Subtract:
Goodwill and other intangible assets, net	1,836,954	1,842,958
Tangible assets	$21,325,350	$20,766,945
Tangible common equity ratio	9.37%	9.32%

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

Net Interest Income

Net interest income is the largest source of our operating income. Net interest income for the three months ended September 30, 2015 was $219.7 million, a decrease of $6.0 million, compared to the same period in 2014. Net interest income for the nine months ended September 30, 2015 was $653.8 million, an increase of $108.0 million compared to the same period in 2014. The decrease in net interest income for the three months ended September 30, 2015 as compared to the same period in 2014 is primarily attributable to a decrease in net interest margin, caused mostly by the decline in the yield on loans and leases, as well as an increase in average interest-bearing deposits. The increase in net interest income for the nine months ended September 30, 2015 as compared to the same period in 2014 is primarily attributable to increases in average loans and leases, average loans held for sale, and average investment securities available for sale, as well as an increase in discount accretion, as a result of the Sterling Merger, partially offset by the increase in average interest-bearing liabilities also primarily due to the Sterling Merger.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.43% for the three months ended September 30, 2015, a decrease of 32 basis points as compared to the same period in 2014.  The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.48% for the nine months ended September 30, 2015, a decrease of 26 basis points as compared to the same period in 2014.

The decreases in the net interest margin for both periods is the result of decreased yields on earning assets, most notably the yield on loans and leases decreased by 48 basis points for the three months ended September 30, 2015 as compared to 2014, and decreased 35 basis points for the nine months ended September 30, 2015 compared to the same period of 2014. The cost of interest-bearing liabilities remained relatively unchanged.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2015 and 2014:

Average Rates and Balances

(dollars in thousands)	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$357,905	$3,671	4.07%	$274,834	$2,672	3.86%
Loans and leases (1)	16,155,792	215,817	5.30%	15,200,893	221,300	5.78%
Taxable securities	2,272,676	11,752	2.07%	2,307,732	12,217	2.12%
Non-taxable securities (2)	311,984	3,997	5.12%	330,902	4,233	5.12%
Temporary investments and interest-bearing cash	693,114	440	0.25%	849,399	544	0.25%
Total interest earning assets	19,791,471	235,677	4.72%	18,963,760	240,966	5.04%
Allowance for loan and lease losses	(129,714)			(101,307)
Other assets	3,281,806			3,358,546
Total assets	$22,943,563			$22,220,999
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,080,304	$610	0.12%	$1,915,562	$239	0.05%
Money market deposits	6,459,215	2,385	0.15%	5,955,880	2,080	0.14%
Savings deposits	1,090,296	145	0.05%	931,899	122	0.05%
Time deposits	2,595,876	4,310	0.66%	3,145,390	4,332	0.55%
Total interest-bearing deposits	12,225,691	7,450	0.24%	11,948,731	6,773	0.22%
Repurchase agreements	329,375	43	0.05%	327,380	54	0.07%
Term debt	889,742	3,629	1.62%	1,057,527	3,586	1.35%
Junior subordinated debentures	353,542	3,465	3.89%	347,567	3,394	3.87%
Total interest-bearing liabilities	13,798,350	14,587	0.42%	13,681,205	13,807	0.40%
Non-interest-bearing deposits	5,109,047			4,558,672
Other liabilities	216,863			268,309
Total liabilities	19,124,260			18,508,186
Common equity	3,819,303			3,712,813
Total liabilities and shareholders' equity	$22,943,563			$22,220,999
NET INTEREST INCOME		$221,090			$227,159
NET INTEREST SPREAD			4.30%			4.64%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.72%			5.04%
INTEREST EXPENSE TO EARNING ASSETS			0.29%			0.29%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.43%			4.75%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.4 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively.

(dollars in thousands)	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$329,946	$9,202	3.73%	$188,646	$5,748	4.07%
Loans and leases (1)	15,743,558	642,777	5.46%	12,229,795	531,202	5.81%
Taxable securities	2,265,175	34,840	2.05%	2,040,394	34,414	2.25%
Non-taxable securities (2)	317,787	12,151	5.10%	293,000	11,528	5.25%
Temporary investments and interest bearing cash	957,210	1,814	0.25%	743,179	1,407	0.25%
Total interest earning assets	19,613,676	700,784	4.78%	15,495,014	584,299	5.04%
Allowance for loan and lease losses	(123,934)			(93,053)
Other assets	3,313,981			2,602,355
Total assets	$22,803,723			$18,004,316
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,072,321	$1,328	0.09%	$1,633,434	$673	0.06%
Money market deposits	6,330,267	6,979	0.15%	4,958,574	4,752	0.13%
Savings deposits	1,043,332	366	0.05%	786,215	302	0.05%
Time deposits	2,783,434	13,261	0.64%	2,505,601	10,969	0.59%
Total interest-bearing deposits	12,229,354	21,934	0.24%	9,883,824	16,696	0.23%
Repurchase agreements	321,761	134	0.06%	296,483	298	0.13%
Term debt	935,752	10,585	1.51%	750,414	9,223	1.64%
Junior subordinated debentures	352,099	10,208	3.88%	285,469	8,340	3.91%
Total interest-bearing liabilities	13,838,966	42,861	0.41%	11,216,190	34,557	0.41%
Non-interest-bearing deposits	4,924,464			3,653,158
Other liabilities	233,574			193,627
Total liabilities	18,997,004			15,062,975
Common equity	3,806,719			2,941,341
Total liabilities and shareholders' equity	$22,803,723			$18,004,316
NET INTEREST INCOME		$657,923			$549,742
NET INTEREST SPREAD			4.37%			4.63%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.78%			5.04%
INTEREST EXPENSE TO EARNING ASSETS			0.30%			0.30%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.48%			4.74%

(1)	Non-accrual loans and leases are included in the average balance.
(2) Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $4.1 million and $3.9 million for the nine months ended September 30, 2015 and 2014, respectively.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and nine months ended September 30, 2015 as compared to the same periods in 2014. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)	Three Months Ended September 30,
	2015 compared to 2014
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$845	$154	$999
Loans and leases	13,406	(18,889)	(5,483)
Taxable securities	(184)	(281)	(465)
Non-taxable securities (1)	(242)	6	(236)
Temporary investments and interest bearing cash	(99)	(5)	(104)
Total (1)	13,726	(19,015)	(5,289)
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	23	348	371
Money market deposits	182	123	305
Savings deposits	22	1	23
Time deposits	(828)	806	(22)
Repurchase agreements	—	(11)	(11)
Term debt	(619)	662	43
Junior subordinated debentures	58	13	71
Total	(1,162)	1,942	780
Net increase in net interest income (1)	$14,888	$(20,957)	$(6,069)

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

(in thousands)	Nine Months Ended September 30,
	2015 compared to 2014
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$3,978	$(524)	$3,454
Loans and leases	145,043	(33,468)	111,575
Taxable securities	3,605	(3,179)	426
Non-taxable securities (1)	954	(331)	623
Temporary investments and interest bearing cash	407	—	407
Total (1)	153,987	(37,502)	116,485
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	214	441	655
Money market	1,442	785	2,227
Savings	92	(28)	64
Time deposits	1,278	1,014	2,292
Repurchase agreements	24	(188)	(164)
Term debt	2,139	(777)	1,362
Junior subordinated debentures	1,933	(65)	1,868
Total	7,122	1,182	8,304
Net increase in net interest income (1)	$146,865	$(38,684)	$108,181

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $8.2 million and $32.0 million for the three and nine months ended September 30, 2015, as compared to $14.3 million and $35.0 million for the same period in 2014.  As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three and nine months ended September 30, 2015 was 0.20% and 0.27%, respectively, as compared to 0.37% and 0.38% in the same periods in 2014.

For the three months ended September 30, 2015, the provision for loan and lease losses decreased as compared to the three months ended September 30, 2014. The decrease is due to the decline in net charge-offs and improving portfolio quality. For the nine months ended September 30, 2015, the provision for loan and lease losses decreased, as compared to the prior year period, primarily due to improved portfolio quality, offset by the increase in the loan portfolio, as well as an increase in net charge-offs for the 2015 period. The loan portfolio increased by $1.1 billion since December 31, 2014. Also contributing to the increase in the provision for loan and lease losses was the recording of provision on previously acquired revolving loans that were renewed. For the third quarter of 2015, $544,000 of the provision for loan and lease losses related to previously acquired loans that were not purchased credit impaired. For the third quarter of 2014, $781,000 of the provision for loan and lease losses related to previously acquired loans that were not purchased credit impaired. The increase in the provision relating to new originations was slightly offset by the decrease in the credit factors used in the calculation of the allowance for loan and lease losses due to the improving credit quality of the portfolio. The economy in the Pacific Northwest has improved causing the risk ratings of many of our borrowers to improve as well as the value of the underlying collateral for real estate collateral loans to improve over past quarters.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral-dependent loans.  Therefore, the non-accrual loans of $31.0 million as of September 30, 2015 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended September 30, 2015 was $60.3 million, a decrease of $1.8 million, or 3%, as compared to the same period in 2014. Non-interest income for the nine months ended September 30, 2015 was $204.3 million, an increase of $73.5 million, or 56%, as compared to the same period in 2014. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2015 and 2014:

Non-Interest Income

(in thousands)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Change	Change			Change	Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Service charges on deposits	$15,638	$16,090	$(452)	(3)%	$44,759	$39,228	$5,531	14%
Brokerage revenue	5,003	4,882	121	2%	14,420	13,173	1,247	9%
Residential mortgage banking revenue, net	24,041	25,996	(1,955)	(8)%	92,282	60,776	31,506	52%
Gain on investment securities, net	220	902	(682)	(76)%	355	1,878	(1,523)	(81)%
Gain on loan sales	5,212	8,309	(3,097)	(37)%	20,651	9,383	11,268	120%
Loss on junior subordinated debentures carried at fair value	(1,590)	(1,590)	—	—%	(4,717)	(3,501)	(1,216)	35%
Change in FDIC indemnification asset	1,432	(2,728)	4,160	(152)%	(1,053)	(13,169)	12,116	(92)%
BOLI income	1,656	2,161	(505)	(23)%	6,460	4,864	1,596	33%
Other income	8,737	8,143	594	7%	31,186	18,237	12,949	71%
Total	$60,349	$62,165	$(1,816)	(3)%	$204,343	$130,869	$73,474	56%

Residential mortgage banking revenue decreased for the three months ended September 30, 2015 as compared to the same period of 2014 due to $10.1 million in negative fair value adjustments to the MSR asset driven by an increase in expected prepayment speeds due to the recent decline in mortgage interest rates, as well as a decline in the gain on sale margin. Residential mortgage banking revenue increased for the nine months ended September 30, 2015 due to an increase in production, partially offset by negative fair value adjustments for the nine month period of $20.3 million. The 2015 nine month period also benefited from the legacy Sterling operations contributing for the full nine months, whereas in 2014 the legacy Sterling operations only contributed to the period subsequent to the acquisition date of April 18, 2014. Closed for sale mortgage volume for the three and nine months ended September 30, 2015 was $843.7 million and $2.7 billion, compared to $695.9 million and $1.5 billion for the three and nine months ended September 30, 2014.

For the nine months ended September 30, 2015, we recorded an increase in losses on junior subordinated debentures carried at fair value of $1.2 million over the same periods in 2014, which related to the liabilities assumed in the Sterling Merger.

The change in FDIC indemnification asset represents a change in cash flows expected to be recoverable under the loss-share agreements entered into with the FDIC in connection with FDIC-assisted acquisitions.

The gain on loan sales for the three months ended September 30, 2015 decreased by $3.1 million due to the sales of $76.0 million portfolio loans, which is down from loan sales of $117.6 million for the three months ended September 31, 2014, with the largest portion of portfolio loan sales being residential mortgage loans. The gain on loan sales for the nine months ended September 30, 2015 increased by $11.3 million due to portfolio loan sales of $225.4 million during the period, with the majority of loan sales being residential loans.

Other income for the three and nine months ended September 30, 2015 compared to the same periods in the prior year increased by $0.6 million and $12.9 million, respectively, primarily due to the fluctuation in debt capital markets income.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2015 was $182.7 million, relatively unchanged as compared to the same period in 2014. Non-interest expense for the nine months ended September 30, 2015 was $577.7 million, an increase of $84.5 million, or 17%, as compared to the same period in 2014.  The following table presents the key elements of non-interest expense for the three and nine months ended September 30, 2015 and 2014:

Non-Interest Expense

(in thousands)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Change	Change			Change	Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Salaries and employee benefits	$105,974	$102,564	$3,410	3%	$324,683	$251,340	$73,343	29%
Net occupancy and equipment	37,235	33,029	4,206	13%	104,253	78,276	25,977	33%
Communications	4,443	3,932	511	13%	15,131	11,000	4,131	38%
Marketing	2,860	2,739	121	4%	7,936	4,901	3,035	62%
Services	10,285	14,619	(4,334)	(30)%	35,063	33,010	2,053	6%
FDIC assessments	3,369	3,038	331	11%	9,738	7,476	2,262	30%
Net loss on other real estate owned	(158)	313	(471)	(150)%	2,136	507	1,629	nm
Intangible amortization	2,806	3,103	(297)	(10)%	8,419	7,105	1,314	18%
Merger related expenses	5,991	8,632	(2,641)	(31)%	41,870	72,146	(30,276)	(42)%
Other expenses	9,881	10,589	(708)	(7)%	28,452	27,446	1,006	4%
Total	$182,686	$182,558	$128	—%	$577,681	$493,207	$84,474	17%
nm = Not Meaningful
Salaries and employee benefits costs increased by $3.4 million in the three months ended September 30, 2015, as compared to the same period prior year. Salaries and employee benefits costs increased by $73.3 million in the nine months ended September 30, 2015, as compared to the same period prior year. The increase for the three months ended is primarily related to the increased variable compensation expense associated with mortgage banking operations due to the increase in originations of loans held for sale. The increase for the nine month period is primarily related to the increase in operations and personnel related to the Sterling Merger.

Net occupancy and equipment expense increased by $4.2 million for the three months ended September 30, 2015, and increased by $26.0 million for the nine months ended September 30, 2015, as compared to the same periods in the prior year. The increase for the nine month period is primarily as a result of operations and facilities acquired in the Sterling Merger.

FDIC assessments increased for the three and nine months ended September 30, 2015 as compared to the same periods in the prior year, primarily due to an increase in the assessment base.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable.  The merger related expenses incurred in 2014 and 2015 relate to the Sterling Merger. A detail of merger related expenses by type is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three and nine months ended September 30, 2015 was 35.4% and 35.8%, as compared to 35.3% and 36.0% for the three and nine months ended September 30, 2014. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 4.9% (net of the federal tax benefit) principally because of the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Trading securities were $9.5 million at September 30, 2015, down from $10.0 million at December 31, 2014.

Investment securities available for sale were $2.5 billion as of September 30, 2015, as compared to $2.3 billion at December 31, 2014.  The increase was due to $707.0 million of purchases, partially offset by sales and paydowns of $508.4 million.

Investment securities held to maturity were $4.7 million as of September 30, 2015, as compared to $5.2 million at December 31, 2014. The change primarily related to paydowns and maturities of investment securities held to maturity of $481,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of September 30, 2015 and December 31, 2014:

Investment Securities Composition

(dollars in thousands)	Investment Securities Available for Sale
	September 30, 2015		December 31, 2014
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$—	—%	$229	—%
Obligations of states and political subdivisions	326,464	13%	338,404	15%
Residential mortgage-backed securities and collateralized mortgage obligations	2,153,933	87%	1,957,852	85%
Investments in mutual funds and other equity securities	2,081	—%	2,070	—%
Total	$2,482,478	100%	$2,298,555	100%

(dollars in thousands)	Investment Securities Held to Maturity
	September 30, 2015		December 31, 2014
	Amortized		Amortized
	Cost	%	Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$4,699	100%	$5,088	98%
Other investment securities	—	—%	123	2%
Total	$4,699	100%	$5,211	100%

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

Gross unrealized losses in the available for sale investment portfolio were $9.0 million at September 30, 2015.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $8.2 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

Restricted Equity Securities

Restricted equity securities were $46.9 million at September 30, 2015 and $119.3 million at December 31, 2014 with the decrease attributable to redemptions of FHLB stock during the nine months ended September 30, 2015. Of the $46.9 million at September 30, 2015, $45.5 million represented the Bank's investment in the FHLBs of Des Moines and San Francisco. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

Loans and Leases

Loans and Leases, net

Total loans and leases outstanding at September 30, 2015 were $16.4 billion, an increase of $1.1 billion as compared to year-end 2014. The increase included net new loan and lease originations of $1.3 billion, partially offset by loans sold of $225.4 million, charge-offs of $28.5 million, and transfers to other real estate owned of $6.8 million during the period.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of September 30, 2015 and December 31, 2014.

Loan and Lease Concentrations

(dollars in thousands)	September 30, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,148,288	19.2%	$3,290,610	21.5%
Owner occupied term, net	2,655,340	16.2%	2,633,864	17.2%
Multifamily, net	2,961,609	18.1%	2,638,618	17.2%
Construction & development, net	287,757	1.8%	258,722	1.7%
Residential development, net	94,380	0.6%	81,846	0.5%
Commercial
Term, net	1,398,346	8.5%	1,396,089	9.1%
LOC & other, net	1,014,523	6.2%	1,029,620	6.7%
Leases and equipment finance, net	679,033	4.1%	523,114	3.4%
Residential
Mortgage, net	2,740,228	16.7%	2,233,735	14.6%
Home equity loans & lines, net	910,287	5.6%	852,478	5.6%
Consumer & other, net	498,143	3.0%	389,036	2.5%
Total, net of deferred fees and costs	$16,387,934	100.0%	$15,327,732	100.0%

Asset Quality and Non-Performing Assets

Non-Performing Assets

The following table summarizes our non-performing assets and restructured loans as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30,	December 31,
	2015	2014
Loans and leases on non-accrual status	$30,989	$52,041
Loans and leases past due 90 days or more and accruing	9,967	7,512
Total non-performing loans and leases	40,956	59,553
Other real estate owned	23,892	37,942
Total non-performing assets	$64,848	$97,495
Restructured loans (1)	$35,706	$54,836
Allowance for loan and lease losses	$130,133	$116,167
Reserve for unfunded commitments	3,081	3,539
Allowance for credit losses	$133,214	$119,706
Asset quality ratios:
Non-performing assets to total assets	0.28%	0.43%
Non-performing loans and leases to total loans and leases	0.25%	0.39%
Allowance for loan and leases losses to total loans and leases	0.79%	0.76%
Allowance for credit losses to total loans and leases	0.81%	0.78%
Allowance for credit losses to total non-performing loans and leases	325%	201%

(1)	Represents accruing restructured loans performing according to their restructured terms.

Under acquisition accounting rules, loans (including those considered non-performing) acquired from Sterling were recorded at their estimated fair value. The Company recognized the loan portfolio acquired from Sterling at fair value as of the acquisition date, which resulted in a discount to the loan portfolio's previous carrying value. Neither the credit portion nor any other portion of the fair value mark is reflected in the reported allowance for loan losses, or related allowance coverage ratios, but we believe should be considered when comparing the current quarter ratios to similar ratios in periods prior to the acquisition of Sterling. Non-performing loans and leases to total loans and leases have declined from periods prior to the acquisition of Sterling due to the impact of the purchase credit impaired loans not being included in non-performing loans, however, these acquired loans are included in the total loans and leases. In addition, the allowance for credit loss ratios have declined from periods prior to the acquisition of Sterling due to the acquired loans being included in total loans and leases, but not having a related allowance due to the application of the credit discount.

The purchased non-credit impaired loans had remaining credit discount that is expected to accrete into interest income over the life of the loans of $82.5 million and $122.4 million, as of September 30, 2015 and December 31, 2014, respectively. The purchased credit impaired loan pools had remaining discount of $49.8 million and $66.5 million, as of September 30, 2015 and December 31, 2014, respectively.

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

The Bank has written down impaired, non-accrual loans as of September 30, 2015 to their estimated net realizable value and expects resolution with no additional material loss, absent further decline in market prices. The following tables summarize our non-performing loans and leases by loan type as of September 30, 2015 and December 31, 2014:

Non-Performing Loans by Type

(in thousands)	September 30,	December 31,
	2015	2014
Commercial real estate
Non-owner occupied term, net	$2,946	$9,240
Owner occupied term, net	6,791	8,292
Multifamily, net	—	300
Residential development, net	12	—
Commercial
Term, net	17,119	19,100
LOC & other, net	803	10,048
Leases and equipment finance, net	5,082	5,779
Residential
Mortgage, net	6,079	4,944
Home equity loans & lines, net	1,773	1,364
Consumer & other, net	351	486
Total	$40,956	$59,553

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

Restructured Loans

At September 30, 2015 and December 31, 2014, impaired loans of $35.7 million and $54.8 million, respectively, were classified as performing restructured loans.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent principally the only impaired loans accruing interest at September 30, 2015.  In order for a restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $130.1 million at September 30, 2015, an increase of $14.0 million from $116.2 million at December 31, 2014. The following table shows the activity in the ALLL for the three and nine months ended September 30, 2015 and 2014:

Allowance for Loan and Lease Losses

(in thousands)	Three months ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance, beginning of period	$127,071	$106,495	$116,167	$95,085
Charge-offs	(8,476)	(7,524)	(28,463)	(21,090)
Recoveries	3,385	2,331	10,385	6,640
Net charge-offs	(5,091)	(5,193)	(18,078)	(14,450)
Provision charged to operations	8,153	14,333	32,044	35,000
Balance, end of period	$130,133	$115,635	$130,133	$115,635
As a percentage of average loans and leases (annualized):
Net charge-offs	0.13%	0.14%	0.15%	0.16%
Provision for loan and lease losses	0.20%	0.37%	0.27%	0.38%
Recoveries as a percentage of charge-offs	39.94%	30.98%	36.49%	31.48%

The increase in allowance for loan and lease losses as of September 30, 2015 compared to the same period of the prior year was primarily the result of growth in our loan and lease portfolios, partially offset by continued stabilizing credit quality characteristics of the portfolio. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans in each category to total loans and leases (excluding deferred loan fees) as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
Commercial real estate	$58,213	55.9%	$55,184	58.1%
Commercial	46,614	18.8%	41,216	19.2%
Residential	19,260	22.3%	15,922	20.2%
Consumer & other	6,046	3.0%	3,845	2.5%
Allowance for loan and lease losses	$130,133		$116,167

At September 30, 2015, the recorded investment in loans classified as impaired totaled $60.4 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $0.9 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2014, the total recorded investment in impaired loans was $102.6 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.4 million.

The following table presents a summary of activity in the reserve for unfunded commitments ("RUC"):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)	Three months ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance, beginning of period	$2,864	$4,845	$3,539	$1,436
Net change to other expense	217	(457)	(458)	(1,014)
Acquired reserve	—	—	—	3,966
Balance, end of period	$3,081	$4,388	$3,081	$4,388

We believe that the ALLL and RUC at September 30, 2015 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Residential Mortgage Servicing Rights

The following table presents the key elements of our residential mortgage servicing rights portfolio for the three and nine months ended September 30, 2015 and 2014:

Summary of Residential Mortgage Servicing Rights

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance, beginning of period	$127,206	$114,192	$117,259	$47,765
Acquired/purchased MSR	—	—	—	62,770
Additions for new MSR capitalized	7,711	8,813	27,812	16,583
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(6,794)	(672)	(5,860)	(2,543)
Other(2)	(3,309)	(3,608)	(14,397)	(5,850)
Balance, end of period	$124,814	$118,725	$124,814	$118,725

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential serviced loan portfolio as of September 30, 2015 and December 31, 2014 was as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Balance of residential loans serviced for others	$12,693,451	$11,590,310
MSR as a percentage of serviced loans	0.98%	1.01%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangibles Assets

At September 30, 2015 and December 31, 2014, we had goodwill of $1.8 billion.  Goodwill of $1.0 billion was recorded during 2014 in connection with the Sterling Merger. No goodwill impairment losses have been recognized in the periods presented.

At September 30, 2015, we had other intangible assets of $48.3 million, as compared to $56.7 million at December 31, 2014.   Other intangibles of $54.6 million were recorded in connection with the Sterling Merger. The decrease from December 31, 2014 relates to the amortization of the other intangible assets of $8.4 million for the nine months ended September 30, 2015.

Deposits

Total deposits were $17.5 billion at September 30, 2015, an increase of $574.9 million, as compared to December 31, 2014. The increase is attributable to increases in non-maturity deposit types, offset by a decrease in total time deposits.

The following table presents the deposit balances by major category as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$5,207,129	30%	$4,744,804	28%
Interest bearing demand	2,098,223	12%	2,054,994	12%
Money market	6,514,174	37%	6,113,138	36%
Savings	1,102,611	6%	971,185	6%
Time, $100,000 or greater	1,526,795	9%	1,765,721	10%
Time, less than $100,000	1,018,092	6%	1,242,257	8%
Total	$17,467,024	100%	$16,892,099	100%

At September 30, 2015 and December 31, 2014, the Company's brokered deposits totaled $774.4 million and $866.2 million, respectively.

Borrowings

At September 30, 2015, the Bank had outstanding $323.7 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $889.4 million at September 30, 2015. Term debt outstanding as of September 30, 2015 decreased $117.0 million since December 31, 2014. Advances from the FHLB amounted to $888.9 million of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed interest rates ranging from 0.54% to 7.10% and mature in 2015 through 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $355.0 million and $350.9 million at September 30, 2015 and December 31, 2014, respectively.  The increase is due to the change in fair value for the junior subordinated debentures selected to be carried at fair value. As of September 30, 2015, the majority of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures increased for the nine months ended September 30, 2015, compared to the same period in 2014, primarily resulting from junior subordinated debentures assumed in the Sterling Merger.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 9.7% of total deposits at September 30, 2015 and 11.7% of total deposits at December 31, 2014. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $5.0 billion at September 30, 2015, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $377.6 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at September 30, 2015. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $109.5 million of dividends paid by the Bank to the Company in the nine months ended September 30, 2015.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures. As of September 30, 2015, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $213.6 million during the nine months ended September 30, 2015, with the difference between cash provided by operating activities and net income largely consisting of originations of loans held for sale of $2.7 billion, offset by proceeds from the sale of loans held for sale of $2.7 billion.  This compares to net cash provided by operating activities of $274.1 million during the nine months ended September 30, 2014, with the difference between cash provided by operating activities and net income largely consisting originations of loans held for sale of $1.5 billion, offset by proceeds from the sale of loans held for sale of $1.6 billion.

Net cash of $1.2 billion used by investing activities during the nine months ended September 30, 2015 consisted principally of purchases of investment securities available for sale of $707.0 million, net loan originations of $1.3 billion, offset by proceeds from investment securities available for sale of $508.4 million and proceeds from sale of loans and leases of $246.1 million.   This compares to net cash of $223.7 million provided by investing activities during the nine months ended September 30, 2014, which consisted principally of proceeds from investment securities available for sale of $1.1 billion, proceeds from the sale of loans and leases of $284.3 million, and net cash received from acquisitions of $116.9 million, partially offset by purchases of investment securities available for sale of $346.8 million, net loan originations of $792.6 million, and net cash paid in branch divestiture of $127.6 million.

Net cash of $362.2 million provided by financing activities during the nine months ended September 30, 2015 primarily consisted of $579.0 million increase in net deposits, offset by the dividends paid on common stock of $99.3 million, and the $115.0 million repayment of term debt. This compares to net cash of $155.5 million used in financing activities during the nine months ended September 30, 2014, which consisted primarily of a net decrease in securities sold under agreements to repurchase of $470.3 million and $66.6 million in dividends paid on common stock, offset by a $739.2 million increase in net deposits.

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

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at September 30, 2015 was $3.8 billion, an increase of $57.9 million from December 31, 2014. The increase in shareholders' equity during the nine months ended September 30, 2015 was principally due to net income for the period offset by declared common dividends.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of Basel III at September 30, 2015 and as calculated under regulatory guidelines of Basel I at December 31, 2014:

(dollars in thousands)			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,508,183	14.48%	$1,385,927	8.00%	$1,732,408	10.00%
Umpqua Bank	$2,328,637	13.49%	$1,380,591	8.00%	$1,725,738	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,029,107	11.71%	$1,039,445	6.00%	$1,039,445	8.00%
Umpqua Bank	$2,195,549	12.72%	$1,035,443	6.00%	$1,380,591	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$1,983,360	11.45%	$779,584	4.50%	$1,126,065	6.50%
Umpqua Bank	$2,195,549	12.72%	$776,582	4.50%	$1,121,730	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,029,107	9.64%	$841,897	4.00%	$1,052,371	5.00%
Umpqua Bank	$2,195,549	10.44%	$841,582	4.00%	$1,051,977	5.00%
As of December 31, 2014
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,391,267	15.20%	$1,258,198	8.00%	$1,572,747	10.00%
Umpqua Bank	$2,181,776	13.90%	$1,255,819	8.00%	$1,569,774	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,271,563	14.44%	$629,099	4.00%	$943,648	6.00%
Umpqua Bank	$2,062,151	13.14%	$627,910	4.00%	$941,864	6.00%
Tier I Capital
(to Average Assets)
Consolidated	$2,271,563	10.99%	$827,128	4.00%	$1,033,910	5.00%
Umpqua Bank	$2,062,151	9.96%	$828,061	4.00%	$1,035,076	5.00%

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

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2015 and 2014:

Cash Dividends and Payout Ratios per Common Share

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Dividend declared per common share	$0.16	$0.15	$0.46	$0.45
Dividend payout ratio	62%	56%	64%	83%

As of September 30, 2015, a total of 11.5 million shares are available for repurchase under the Company's current share repurchase plan. In June 2015, the Company repurchased 360,000 shares and in August 2015, the Company repurchased 150,000 shares under this plan. The Board of Directors approved an extension of the repurchase plan to 2017. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2015 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of September 30, 2015.

No change in our internal controls occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company assumed, as successor-in-interest to Sterling, the defense of litigation matters pending against Sterling. Sterling previously reported that on December 11, 2009, a putative securities class action complaint captioned City of Roseville Employees' Retirement System v. Sterling Financial Corp., et al., No. CV 09-00368-EFS, was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of its current and former officers. On June 18, 2010, lead plaintiff filed a consolidated complaint alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements concerning Sterling's business and financial results. Plaintiffs sought unspecified damages and attorneys' fees and costs. On August 30, 2010, Sterling moved to dismiss the Complaint, and the court granted the motion to dismiss without prejudice on August 5, 2013. On October 11, 2013, the lead plaintiff filed an amended consolidated complaint with the same defendants, class period, alleged violations, and relief sought. On January 24, 2014, Sterling moved to dismiss the amended consolidated complaint, and on September 17, 2014, the court entered an order dismissing the amended consolidated complaint in its entirety with no further leave to amend. On October 24, 2014, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit from the district court's order granting the motion to dismiss the amended consolidated complaint. Appellant filed its opening brief on April 3, 2015 and the Company filed its reply brief on June 17, 2015; additional appellate briefing was filed in the third quarter 2015.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2015:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
7/1/15-7/31/15	24,413	$18.06	—	11,653,429
8/1/15-8/31/15	150,489	$16.79	150,000	11,503,429
9/1/15-9/30/15	610	$16.78	—	11,503,429
Total for quarter	175,512	$16.97	150,000

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 18,440 shares to be issued upon vesting of restricted stock awards and 7,072 shares to be issued upon vesting of restricted stock units to pay withholding taxes.  During the three months ended September 30, 2015, 150,000 shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  The repurchase program was extended in April 2013 to run through June 2015, but was recently extended to July 31, 2017 by the Board of Directors. As of September 30, 2015, a total of 11.5 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	November 5, 2015	/s/ Raymond P. Davis
Raymond P. Davis President and Chief Executive Officer

Dated	November 5, 2015	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	November 5, 2015	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit #	Description
3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1	(d) Employment Agreement by and between Umpqua Holdings Corporation and Chief Credit Officer David Shotwell dated July 1, 2015

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
** Indicates compensatory plan or arrangement

(a)     Incorporated by reference to Exhibit 3.1 to Form 8-K filed May 7, 2014
(b)    Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008
(c)     Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999
(d)    Incorporated by reference to Exhibit 99.1 to Form 8-K/A filed July 1, 2015