Form 10-K
period 2015-12-31
UMPQUA HOLDINGS CORP
filed 2016-02-25
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended: December 31, 2015

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
[X]   Yes   [  ]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
[X]   Large accelerated filer   [    ]   Accelerated filer   [    ]   Non-accelerated filer   [  ]   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]   Yes   [X]   No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2015, based on the closing price on that date of $17.99 per share, and 218,594,607 shares held was $3,932,516,980.

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:
The number of shares of the Registrant's common stock (no par value) outstanding as of January 31, 2016 was 220,302,009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders of Umpqua Holdings Corporation ("Proxy Statement") are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

UMPQUA HOLDINGS CORPORATION
FORM 10-K CROSS REFERENCE INDEX

PART I
ITEM 1. BUSINESS.
In this Annual Report on Form 10-K, we refer to Umpqua Holdings Corporation as the "Company," "Umpqua," "we," "us," "our," or similar references; to Sterling Financial Corporation as "Sterling"; and to the merger of Sterling with and into Umpqua effective as of April 18, 2014, as the "Sterling merger" or the "Merger." This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates" and "intends" and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds; availability of acquisition and growth opportunities; dividends; adequacy of our allowance for loan and lease losses, reserve for unfunded commitments and provision for loan and lease losses; performance of troubled debt restructurings; our commercial real estate portfolio and subsequent chargeoffs; the Federal Deposit Insurance Corporation ("FDIC") indemnification asset; the benefits of the mergers and acquisitions; the Sterling merger integration and system conversions; and the impact of Basel III on our capital. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission ("SEC"), Item 1A of this Annual Report on Form 10-K, and the following:

•	our ability to attract new deposits and loans and leases;

•	demand for financial services in our market areas;

•	competitive market pricing factors;

•	our ability to effectively develop and implement new technology;

•	deterioration in economic conditions that could result in increased loan and lease losses;

•	risks associated with concentrations in real estate related loans;

•	market interest rate volatility;

•	compression of our net interest margin;

•	stability of funding sources and continued availability of borrowings;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could increase expenses or restrict growth;

•	our ability to recruit and retain key management and staff;

•	availability of, and competition for acquisition opportunities;

•	risks associated with merger and acquisition integration;

•	significant decline in the market value of the Company that could result in an impairment of goodwill;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on the Bank's ability to pay dividends to the Company;

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") on the Company's business operations, including the impact of provisions and regulations related to FDIC deposit insurance, interchange fees, stress testing and executive compensation that could affect our compliance costs, interest expense, revenue and ability to recruit executives;

•	the impact of the "Basel III" capital rules issued by federal banking regulators ("Basel III Rules");

•
benefits from the Merger may not be fully realized or may take longer to realize than expected due to Merger integration delays, diversion of resources including management time and effort from other activities, and disruption to customers and employees; and

•	competition, including from financial technology companies.

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

General Background
Headquartered in Roseburg, Oregon, Umpqua Bank is considered one of the most innovative community banks in the United States, recognized nationally and internationally for its unique company culture and customer experience strategy, which differentiate the Company from its competition. The Bank provides a broad range of banking, wealth management, mortgage and other financial services to corporate, institutional, and individual customers, and also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company.
Umpqua Investments is a registered broker-dealer and registered investment advisor with offices in Portland, Lake Oswego, and Medford, Oregon, Vancouver, Washington, and Santa Rosa, California, and also offers products and services through Umpqua Bank stores. The firm is one of the oldest investment companies in the Northwest and is actively engaged in the communities it serves. Umpqua Investments offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, and money market instruments), mutual funds, annuities, options, retirement planning, money management services and life insurance.
In 2015, we formed Pivotus Ventures, Inc. as a subsidiary of Umpqua Holdings Corporation.  Pivotus will use small cross-functional teams with a startup dynamic to validate, develop, and test new bank platforms that could have a significant impact on the experience and economics of banking. The collaborative model will enhance its ability to imagine and develop disruptive technologies, test them with a broad range of customers, and deliver them at scale.

Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes periodic examinations by these regulatory agencies.

Recent Developments
As of the close of business on April 18, 2014, the Company completed its merger with Sterling. The results of Sterling's operations are included in the Company's financial results beginning April 19, 2014 and the combined company's banking operations are operating under the Umpqua Bank name and brand.
Business Strategy
Umpqua Bank's primary objective is to become the leading community-oriented financial services organization throughout the Western United States. The Sterling merger expanded Umpqua Bank's footprint into Southern California, Eastern Washington, Eastern Oregon, and Idaho markets. We intend to continue to grow our assets and increase profitability and shareholder value by differentiating ourselves from competitors through the following strategies:
Capitalize on Innovative Product Delivery System. Our philosophy has been to create a unique delivery model that transforms banking from a chore into an experience that's both relevant to customers and highly differentiated from other financial institutions. With this approach in mind, in 1995 we introduced a bank store concept designed to reflect customer and community preferences and drive revenue growth by making the Bank's products and services more tangible and accessible. We've continued to evolve this model, introducing the next generation of our Neighborhood Store in the Capitol Hill area of Seattle, Washington, in 2010, and in 2013, rolling out the next generation of our flagship store in San Francisco.

In April 2014 we completed the largest acquisition in Umpqua's history, merging with Sterling Financial Corporation. The Sterling acquisition was a strategic opportunity to enhance shareholder value through a transformative business combination. It allowed us to accelerate significantly our objective of creating something unique in the financial services industry: an organization that offers the products and expertise of a large bank but delivers them with the personal service and commitment of a community bank. As the landscape of the financial services industry is being reshaped by technological advances and the introduction of new digital customer delivery channels and technology-driven products and services, we believe the alignment of our physical and digital customer delivery channels is crucial in creating an exceptional customer experience. Doing so will allow us to drive stronger customer retention, greater penetration of "share of wallet," and improved new business growth. With that in mind, during 2015, we focused on completing the integration of Sterling and realizing the financial benefits of the merger, as well as growing the combined bank and launching Pivotus Ventures, Inc.
Focus on Customer Experience. At every level of the Company, from the Board of Directors to our newest associates, and across all customer service delivery channels, we are focused on delivering an extraordinary customer experience. It's an integral part of our culture, and we believe we are among the first banks to introduce a measurable quality service program. Under our Return on Quality or ROQ program, the performance of each sales associate and store is evaluated based on specific measurable factors such as the "sales effectiveness ratio" that totals the average number of banking products purchased by each new customer. The evaluations also encompass factors such as the number of new loan and deposit accounts generated in each store, reports by incognito "mystery shoppers" and customer surveys. Based on scores achieved, Umpqua's ROQ program rewards both individual sales associates and store teams with financial incentives. Through such programs, we are able to measure the quality of the experience provided to our customers and maintain employee focus on quality customer service.

Establish Strong Brand Awareness. As a financial services retailer, we devote considerable resources to developing the "Umpqua Bank" brand. This is done through design strategy, marketing, merchandising, and delivery through our customer-facing channels, as well as through active public relations, social media and community based events and initiatives. From Bank-branded bags of custom roasted coffee beans and Umpqua-branded ice cream trucks, to educational seminars, in-store events and social giving campaigns, Umpqua's goal is to engage our customers and communities in fresh and engaging ways. The unique look and feel of our stores and interactive displays help demonstrate our commitment to being an innovative, customer-friendly retailer of financial products and services, and our active community engagement and investments stand out with commercial customers. Our brand activation approach is based on actions not just advertising, and builds strong consumer awareness of our products and services.
Use Technology to Retain and Expand Customer Base. As consumer preferences evolve with technological changes, our strategy remains consistent: deliver an extraordinary experience across all customer touchpoints. As a result, we continue to expand user-friendly, technology-based systems that reflect and complement the distinct customer experience the company is known for. We believe this positions Umpqua well to adapt quickly as customer use of physical and digital channels evolves. We offer technology-based services including remote deposit capture, online banking, bill pay and treasury services, mobile banking, voice response banking, automatic payroll deposit programs, advanced function ATMs, interactive product kiosks, and a robust web site. We believe the combination of physical and electronic banking services enhances our ability to attract a broader range of customers and wrap our value proposition across all channels.
Increase Market Share in Existing Markets and Expand Into New Markets. As a result of our innovative retail product orientation, measurable quality service program, strong brand awareness, and distinct customer experience across all delivery channels, we believe there is significant potential to increase business with current customers, to attract new customers in our existing markets and continue entering new markets.
Prudently Manage Capital. An important part of our strategy is to continue to manage capital prudently, and to employ excess capital in a thoughtful and opportunistic manner that improves shareholder returns. We accomplish this through dividends, share repurchases, and pursuing strategic acquisitions, which could include technology-driven enterprises or banks and financial services companies in markets where we see growth potential.

Marketing and Sales
Our goal of increasing our share of financial services in our market areas is driven by a marketing, communications and sales strategy with the following key components:
Integrated Marketing and Communications. Our comprehensive marketing and communications strategy aims to strengthen the Umpqua Bank brand and generate public awareness through innovative marketing and PR initiatives that stand out in our markets and our industry. The Bank has been recognized nationally for its use of new media and unique approach. From the Bank's Local Spotlight program, ice cream trucks and social giving platform, to interactive initiatives like Made to Grow, Umpqua is leveraging both traditional and emerging media channels in new ways to advance the brand and create meaningful connections with consumers.

Retail Store Concept. As a financial services provider, we believe that the physical environment plays a critical role both in creating awareness for the Company and in successfully selling products and services. Like retailers, who display merchandise in their stores to encourage customers to purchase their products, Umpqua Bank believes this same concept can be applied to financial institutions. As a result, we've designed our physical locations to display financial services and products in ways that are highly tactile and engaging. Unlike many financial institutions, we encourage all in our communities to visit our stores, where they are greeted by well-trained sales associates and encouraged to browse and to make "impulse purchases." Our "Next Generation" store model includes features like free wireless, free use of laptop computers, open rooms with refrigerated beverages and innovative product packaging. The stores host a variety of after-hours events, from poetry readings and yoga classes to movie nights and seminars on how to build an art collection. To bring financial services to our customers in a cost-effective way, we introduced "Neighborhood Stores." We build these stores in established neighborhoods and design them to be neighborhood hubs. These stand-alone, full-service stores are smaller and emphasize advanced technology. To strengthen brand recognition, all Neighborhood Stores are similar in appearance. In 2013, Umpqua Bank launched our flagship store in San Francisco which received international recognition as the Retail Design Institutes 2013 Store of the Year award, the first time in the organization's history that a financial services institution received the award.

Service Culture. We believe strongly that if we lead with a service culture, we will have more opportunity to sell our products and services and to create deeper customer relationships across all divisions, from retail to mortgage and commercial. Although a successful marketing program will attract customers to visit, a highly tuned service environment and well-trained sales team are critical to selling products and services. Umpqua's service culture has become well established throughout the organization due to a clear focus and ongoing training of our associates on all aspects of sales and service. We provide training at our in-house training facility, known as "The World's Greatest Bank University," to recognize and celebrate exceptional service, and pay commissions for the sale of the Bank's products and services. This service culture has become iconic in our industry, and is a key element in our ability to attract both talented associates and loyal customers.

Products and Services
We offer a vast array of traditional and digital financial products to meet the banking needs of our market area and target customers. To ensure the ongoing viability of our product offerings, we regularly examine the desirability and profitability of existing and potential new products. To make it easy for new prospective customers to bank with us and access our products, we offer a "Switch Kit," which allows a customer to open a primary checking account with Umpqua Bank quickly and easily. Other avenues through which customers can access our products include our web site, mobile banking app, and our 24-hour telephone voice response system.
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
Private Bank. Umpqua Private Bank serves high net worth individuals and nonprofits, providing trust and investment services. The private bank is designed to augment Umpqua's existing high-touch customer experience, and works collaboratively with the Bank's affiliate Umpqua Investments to offer a comprehensive, integrated approach that meets clients' financial goals, including financial planning, trust services, and investments.
Broker Dealer and Investment Advisory Services. In its combined role as a broker/dealer and a registered investment advisor, Umpqua Investments may provide comprehensive financial planning advice to its clients as well as investment services. This advice can include cash management, risk management (insurance planning/sales), investment planning (including investment advice and/or portfolio checkups), retirement planning (for employees and employers), and/or estate planning. The broker/dealer side of Umpqua Investments offers a full range of brokerage services including equity and fixed income products, mutual funds, annuities, options and life insurance products. At December 31, 2015, Umpqua Investments has 42 Series 7-licensed financial advisors serving clients at five stand-alone retail brokerage offices, one location within a retirement facility, and "Investment Opportunity Centers" located in many Bank stores.
Commercial Loans and Leases and Commercial Real Estate Loans. We offer a broad array of specialized loans for business and commercial customers, including accounts receivable and inventory financing, multi-family loans, equipment loans, commercial equipment leases, international trade, real estate construction loans and permanent financing and Small Business Administration ("SBA") program financing as well as capital markets and treasury management services. Additionally, we offer specially designed loan products for small businesses through our Small Business Lending Center, and have a business banking division to increase lending to small and mid-sized businesses. Ongoing credit management activities continue to focus on commercial real estate loans given this is a significant portion of our loan portfolio. We are also engaged in initiatives that continue to diversify the loan portfolio including a strong focus on commercial and industrial loans in addition to financing owner-occupied properties.

Residential Real Estate Loans. Real estate loans are available for the construction, purchase, and refinancing of residential owner-occupied and rental properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms. We sell most residential real estate loans that we originate into the secondary market. Servicing is retained on the majority of these loans. We also support the Home Affordable Refinance Program and Home Affordable Modification Program.
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
As the industry becomes increasingly oriented toward technology-driven delivery systems, permitting transactions to be conducted by telephone, computer and the internet, non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in our primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the Bank in relation to its asset and liability management objectives. However, we offer a wide array of deposit products and believe we can compete effectively through rate-driven product promotions. We also compete with full service investment firms for non-bank financial products and services offered by Umpqua Investments.
Credit unions present a significant competitive challenge for our banking services and products. As credit unions currently enjoy an exemption from income tax, they are able to offer higher deposit rates and lower loan rates than banks can on a comparable basis. Credit unions are also not currently subject to certain regulatory constraints, such as the Community Reinvestment Act ("CRA"), which, among other things, requires us to implement procedures to make and monitor loans throughout the communities we serve. Adhering to such regulatory requirements raises the costs associated with our lending activities, and reduces potential operating profits. Accordingly, we seek to compete by focusing on building customer relationships, providing superior service and offering a wide variety of commercial banking products, such as commercial real estate loans, inventory and accounts receivable financing, and SBA program loans for qualified businesses.

The following table presents the Bank's market share percentage for total deposits as of June 30, 2015, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial, which compiles deposit data published by the FDIC as of June 30, 2015 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

Oregon				Washington
	Market	Market	Number		Market	Market	Number
County	Share	Rank	of Stores	County	Share	Rank	of Stores
Baker	27.4%	2	1	Adams	22.6%	3	2
Benton	7.6%	7	2	Asotin	17.3%	3	1
Clackamas	2.3%	8	6	Benton	6.4%	7	2
Columbia	16.2%	3	1	Clallam	6.7%	7	2
Coos	34.5%	1	5	Clark	18.6%	3	12
Curry	49.6%	1	4	Columbia	24.9%	3	1
Deschutes	6.5%	7	9	Douglas	11.0%	3	1
Douglas	70.5%	1	9	Franklin	10.7%	3	1
Grant	21.6%	3	1	Garfield	57.2%	1	1
Harney	22.4%	3	1	Grant	8.3%	7	2
Jackson	19.0%	1	10	Grays Harbor	19.4%	2	3
Josephine	21.7%	1	5	King	2.3%	8	24
Klamath	28.1%	2	4	Kitsap	0.8%	12	1
Lake	28.9%	3	1	Kittitas	16.4%	3	2
Lane	16.8%	2	10	Klickitat	51.0%	1	2
Lincoln	7.3%	7	2	Lewis	17.0%	2	4
Linn	12.7%	4	3	Okanogan	22.1%	2	2
Malheur	21.9%	2	3	Pierce	3.7%	8	12
Marion	7.8%	6	4	Skamania	100.0%	1	1
Multnomah	3.4%	6	20	Snohomish	1.4%	13	2
Polk	6.5%	7	1	Spokane	9.3%	5	9
Tillamook	31.5%	2	2	Thurston	3.9%	11	4
Umatilla	5.4%	6	2	Walla Walla	4.4%	6	2
Union	23.8%	1	3	Whatcom	2.6%	11	4
Wallowa	24.1%	2	1	Whitman	6.1%	6	3
Washington	6.6%	6	7
Yamhill	3.4%	8	1

California				Idaho
	Market	Market	Number		Market	Market	Number
County	Share	Rank	of Stores	County	Share	Rank	of Stores
Amador	5.9%	6	1	Ada	0.6%	17	2
Butte	2.5%	10	2	Adams	32.0%	2	1
Calaveras	38.7%	1	4	Benewah	20.8%	3	1
Colusa	41.7%	1	2	Idaho	47.5%	1	3
Contra Costa	0.5%	16	3	Kootenai	2.9%	10	3
El Dorado	8.0%	4	5	Latah	25.8%	1	3
Glenn	29.0%	2	2	Nez Perce	16.1%	3	2
Humboldt	23.0%	1	7	Valley	21.8%	3	2
Lake	17.5%	2	2
Los Angeles	0.0%	73	3	Nevada
Marin	1.9%	10	3	Washoe	3.0%	7	4
Mendocino	3.2%	7	1
Napa	9.0%	4	6
Orange	0.6%	25	1
Placer	4.4%	6	9
Sacramento	0.7%	16	6
San Diego	0.1%	35	3
San Francisco	0.0%	35	2
San Joaquin	0.5%	18	1
San Luis Obispo	0.3%	11	1
Santa Clara	0.0%	40	1
Shasta	1.9%	8	1
Solano	3.2%	8	4
Sonoma	5.2%	7	9
Stanislaus	0.8%	15	2
Sutter	12.3%	3	2
Tehama	16.7%	1	2
Trinity	29.4%	2	1
Tuolumne	15.5%	3	5
Ventura	0.1%	24	1
Yolo	2.3%	12	1
Yuba	26.6%	3	2

Lending and Credit Functions
The Bank makes both secured and unsecured loans to individuals and businesses. At December 31, 2015, commercial real estate, commercial, residential, and consumer and other represented approximately 55.3%, 19.0%, 22.6%, and 3.1%, respectively, of the total loan and lease portfolio.
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
Employees
As of December 31, 2015, we had a total of 4,491 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Information regarding employment agreements with our executive officers is contained in Item 11 below, which item is incorporated by reference to our proxy statement for the 2016 annual meeting of shareholders.
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

The CRA requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the records of the financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. A less than "Satisfactory" rating would result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of the most recent CRA examination, the Bank's CRA rating was "Satisfactory."
Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not affiliated with the bank, and must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.
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
On July 2, 2013, federal banking regulators approved final rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with the final rules entire requirement phased in on January 1, 2019.

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

Under the final rules, as Umpqua grew above $15.0 billion in assets as a result of an acquisition, the combined trust preferred security debt issuances are required to be phased out of Tier 1 and into Tier 2 capital (75% starting in the first quarter of 2015 and 100% starting in the first quarter of 2016). The final rules also provide for a number of adjustments to and deductions from the new CET1. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank, have made a one-time permanent election to continue to exclude these items in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

FDICIA requires federal banking regulators to take "prompt corrective action" with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered "well capitalized" as of December 31, 2015.
Federal and State Regulation of Broker-Dealers. Umpqua Investments is a fully disclosed introducing broker-dealer clearing through First Clearing LLC.  Umpqua Investments is regulated by the Financial Industry Regulatory Authority ("FINRA"), as well as the SEC, and has deposits insured through the Securities Investors Protection Corp ("SIPC") as well as third party insurers.  FINRA and the SEC perform regular examinations of the Umpqua Investments that include reviews of policies, procedures, recordkeeping, trade practices, and customer protection as well as other inquiries.

SIPC protects client securities and cash up to $500,000, including $100,000 for cash with additional coverage provided through First Clearing who maintains additional coverage through Lexington Insurance Company, for the remaining net equity balance in a brokerage account, if any.  This coverage does not include losses in investment accounts.
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
The Sarbanes-Oxley Act provides for, among other things:

•	prohibition on personal loans by Umpqua to its directors and executive officers except loans made by the Bank in accordance with federal banking regulations;

•	independence requirements for Board audit committee members and our external auditor;

•	certification of reports under the Securities Exchange Act of 1934 ("Exchange Act") by the chief executive officer, chief financial officer and principal accounting officer;

•	disclosure of off-balance sheet transactions;

•	expedited reporting of stock transactions by insiders; and

•	increased criminal penalties for violations of securities laws.

The Sarbanes-Oxley Act also requires:

•	management to establish, maintain, and evaluate disclosure controls and procedures;

•	management to report on its annual assessment of the effectiveness of internal controls over financial reporting;

•	our external auditor to attest to the effectiveness of internal controls over financial reporting.

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

•
Created the CFPB, housed under the Federal Reserve and led by a director appointed by the President and confirmed by the Senate. All existing consumer laws and regulations enforcement will be transferred to this agency and each existing regulatory agency will contribute their respective consumer regulatory and exam staffs to the CFPB;

•
Gave the CFPB the authority to write consumer protection rules for banks and nonbank financial firms offering consumer financial services or products and to ensure that consumers are protected from "unfair, deceptive, or abusive" acts or practices. The CFPB also now has authority to examine and enforce regulations for banks with greater than $10 billion in assets;

•
Authorized the CFPB to require banks to compile and provide reports relating to its consumer lending, marketing and other consumer business activities and to make that information available to the public if doing so is "in the public interest";

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

On October 3, 2015, the CFPB's final rules on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act became effective. Throughout 2015, the CFPB continued its focus on fair lending practices of indirect automobile lenders. This focus led to some lenders to enter into consent orders with the CFPB and Department of Justice. Indirect automobile lenders have also received continued pressure from the CFPB to limit or eliminate discretionary pricing by dealers. Banking regulatory agencies have increasingly used their authority under Section 5 of the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices (UDAP) by banks under standards developed many years ago by the Federal Trade Commission in order to address practices that may not necessarily fall within the scope of a specific banking or consumer finance law. The Dodd-Frank Act also gave to the CFPB similar authority to take action in connection with unfair, deceptive, or abusive acts or practices (UDAAP) by entities subject to CFPB supervisory or enforcement authority. Banks face considerable uncertainty as to the regulatory interpretation of "abusive" practices. Financial services companies face increased regulation and exposure under the new Military Lending Act (MLA) final rules issued by the Department of Defense that become effective for new loans entered into on and after October 3, 2016. The new rules dramatically expand the scope of coverage of the MLA and compliance with the new rules will affect operations of more financial services companies than under the previous rules. We continue to monitor, evaluate, and implement new regulations.

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
Difficult market and weak economic conditions have adversely affected us in the past and may adversely affect the financial services industry and our business, financial condition and results of operations in the future.
Our business and financial performance are vulnerable to weak economic conditions, primarily in the United States and especially in the western United States. The severe conditions from 2007 to 2009 had a significant negative impact on the financial services industry, and on Umpqua, including significant write-downs of asset values, bank failures and volatile financial markets. A deterioration in economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: loan delinquencies may increase; problem assets and foreclosures may increase putting further price pressures on valuations generally; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans. In addition, we could face the following risks in connection with these events:

•
Increased regulation of our industry, including the continued implementation of regulations under the Dodd-Frank Act. Compliance with such regulation would increase our costs, reduce existing sources of revenue and may limit our ability to pursue business opportunities.

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
As of December 31, 2015, approximately 78% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.
Completing the final Sterling merger-related projects may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

The success of the Merger, including anticipated benefits and cost savings, depends, in part, on Umpqua's ability to successfully combine and integrate the businesses of Umpqua and Sterling in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the process of converting systems and consolidating operations could result in the loss of key employees, disrupt our ongoing businesses or adversely affect our ability to maintain customer relationships or to achieve the anticipated benefits and cost savings of the Merger. If we experience difficulties completing the final integration-related systems conversion, the anticipated benefits of the Merger may not be realized fully and management's attention and Company resources could be diverted.

A rapid change in interest rates, or maintenance of rates at historically high or low levels for an extended period, could make it difficult to maintain our current interest income spread and could result in reduced earnings.

Our earnings are largely derived from net interest income, which is interest income and fees earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits. We cannot predict the nature or timing of future changes in monetary, tax and other policies or the effects that they may have on our activities and financial results. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and most investment securities) and liabilities (such as certificates of deposit), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/liability management policies may not be successfully implemented and from time to time our risk position is not balanced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer-term investments. Historically low rates for an extended period of time result in reduced returns from the investment and loan portfolios. The current very low interest rate environment, which is expected to continue with the potential for slight increases over time, could affect consumer and business behavior in ways that are adverse to us and negatively impact our ability to increase our net interest income. In late 2015, the Federal Reserve increased the rate by 25 basis points. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth than previously experienced. See Management's Discussion and Analysis of Financial Condition and Results of Operations-"Quantitative and Qualitative Disclosures about Market Risk".

Changes in interest rates could reduce the value of mortgage servicing rights (MSR).

We acquire MSR when we keep servicing rights after we sell originated residential mortgage loans. We initially measure MSR at fair value and subsequently amortize MSR in proportion to, and over the period of, estimated net servicing income. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. Changes in interest rates can affect prepayment assumptions and consequently MSR fair value. When interest rates fall, borrowers are usually more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, MSR fair value can decrease, which reduces earnings in the period in which the decrease occurs.

Our mortgage banking revenue can fluctuate significantly.

We earn revenue from fees received for originating and servicing mortgage loans. Generally, if interest rates rise, the demand for mortgage loans tends to fall, reducing the revenue we receive from originations. At the same time, revenue from MSR can increase through increases in fair value. When interest rates decline, originations tend to increase and the value of MSR tends to decline, also with some offsetting revenue effect. The negative effect on revenue from a decrease in the fair value of residential MSR is immediate, but any offsetting revenue benefit from more originations and the MSR relating to new loans accrues over time. It is also possible that even if interest rates were to fall, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the MSR value caused by the lower rates.

We depend upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae.

Our ability to generate revenues in our home lending group depends on programs administered by government-sponsored entities that play an important role in the residential mortgage industry. During 2015, we sold 65% of our mortgage loans to, or through programs sponsored by, Fannie Mae, Freddie Mac or Ginnie Mae. We service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae.  A majority of our mortgage servicing rights and loans serviced through subservicing agreements relate to these servicing activities. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards. Our status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller and servicer is subject to compliance with guidelines and failure to meet such guidelines could result in the unilateral termination of our status as an approved seller or servicer.  Changes in the existing government-sponsored mortgage programs or servicing eligibility standards through legislation or otherwise, or our failure to maintain a relationship with each of Fannie Mae, Freddie Mac and Ginnie Mae, could materially and adversely affect our business, financial position, results of operations and cash flows through negative impact on the pricing of mortgage related assets in the secondary market, higher mortgage rates to borrowers, or lower mortgage origination volumes and margins.

The financial services industry is highly competitive.

We face pricing competition for loans and deposits. We also face competition with respect to customer convenience, product lines, accessibility of service and service capabilities. Our most direct competition comes from other banks, brokerages, mortgage companies and savings institutions, but more recently has also come from financial technology (or "fintech") companies that rely on technology to provide financial services. We also face competition from credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. The significant competition in attracting and retaining deposits and making loans as well as in providing other financial services throughout our market area may impact future earnings and growth. Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices, which can reduce net interest income and non-interest income from fee-based products and services. New technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products and manage accounts. We could be required to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services or those new products may not achieve market acceptance. We could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases if we do not effectively develop and implement new technology. In addition, advances in technology such as telephone, text, and on-line banking; e-commerce; and self-service automatic teller machines and other equipment, as well as changing customer preferences to access our products and services through digital channels, could decrease the value of our store network and other assets. We may close or sell certain stores and restructure or reduce our remaining stores and work force. These actions could lead to losses on assets, expense to reconfigure stores and loss of customers in certain markets. As a result, our business, financial condition or results of operations may be adversely affected.

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

The Dodd-Frank Act and related regulations subject us and other financial institutions to additional restrictions, oversight, reporting obligations, which have significantly increased costs and could have an adverse impact on our business, financial condition, results of operations or the price of our common stock. Increased regulation of the financial services industry restricts the ability of firms within the industry to conduct business consistent with historical practices, including aspects such as compensation, interest rates, new and inconsistent consumer protection regulations and mortgage regulation, among others. Congress or state legislatures could also adopt laws reducing the amount that borrowers are otherwise contractually required to pay under existing loan contracts, require lenders to extend or restructure certain loans or limit foreclosure and collection remedies. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.
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

We are subject to extensive regulation under federal and state laws. These laws and regulations are primarily intended to protect customers, depositors and the deposit insurance fund, rather than shareholders. The Bank is an Oregon state-chartered commercial bank whose primary regulator is the DCBS. The Bank is also subject to the supervision by and the regulations of the DFI, the DBO, the Idaho Department of Finance Banking Section, the Nevada Division of Financial Institutions, the FDIC, which insures bank deposits and the CFPB. Umpqua Investments is subject to extensive regulation by the SEC and the FINRA. Umpqua is subject to regulation and supervision by the Federal Reserve and the SEC and must comply with NASDAQ listing standards. Federal and state regulations may place banks and brokerage firms at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies and leasing companies. There is also the possibility that laws could be enacted that would prohibit a company from controlling both an FDIC-insured bank and a broker-dealer, or restrict their activities if under common ownership. If we receive less than satisfactory results on regulatory examinations, we could be restricted from making acquisitions, adding new stores, developing new lines of business, or otherwise continuing our growth strategy for a period of time. Future changes in federal and state banking and brokerage regulations could adversely affect our operating results and ability to continue to compete effectively.

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

New rules will require increased capital and restrict TRUPS as a component of Tier 1 Capital.

In June 2013, federal banking regulators jointly issued the Basel III Rules. The rules impose new capital requirements and implement Section 171 of the Dodd Frank Act.  The new rules are to be phased in through 2019, beginning January 1, 2015.  Among other things, the rules will require that we maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%.  In addition, we will have to maintain an additional capital conservation buffer of 2.5% of total risk weighted assets or be subject to limitations on dividends and other capital distributions, as well as limiting discretionary bonus payments to executive officers.  The new rules also restrict trust preferred securities/junior subordinated debentures ("TRUPS") from comprising more than 25% of our Tier 1 capital.  TRUPS now constitute approximately 22% of our Tier 1 capital. Our trust preferred issuances will be completely phased out of Tier 1 and into Tier 2 capital in 2016). It is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures in order to support regulatory total capital levels. The new rules may require us to raise more common capital or other capital that qualifies as Tier 1 capital. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. But based on the current components and levels of our capital and assets, we believe that we will be in compliance with the new capital requirements.

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

Deterioration in the real estate market could result in restructured loans becoming delinquent and classified as non-accrual loans.

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

We have a gross deferred tax asset position of $308.4 million at December 31, 2015, and we are required to assess the recoverability of this asset on an ongoing basis.

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

We are pursuing an aggressive growth strategy that could include mergers and acquisitions.

Umpqua is among the fastest-growing community financial services organizations in the United States. Over the past several years, we have completed the acquisition and integration of multiple other financial institutions. There is no assurance that future acquisitions will be successfully integrated. We continue to pursue traditional merger and acquisition transactions, expand into new markets and open new stores or offices to continue our growth strategy. If we pursue our growth strategy too aggressively, or if factors beyond management's control divert attention away from our integration plans, we might not be able to realize some or all of the anticipated benefits. Moreover, we depend on the efforts of key personnel to achieve the synergies associated with our acquisitions. The loss of one or more of our key persons could have a material adverse effect upon our ability to achieve the anticipated benefits.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The executive offices of Umpqua and Umpqua Investments are located at One SW Columbia Street in Portland, Oregon in office space that is leased. The Bank's headquarters, located in Roseburg, Oregon, is owned. At December 31, 2015, the Bank conducted community banking activities or operated Commercial Banking Centers at 382 locations, in California, Oregon and Washington along the I-5 corridor; in the San Francisco Bay area, Inland Foothills, Napa, and Coastal regions in California; in Bend and along the Pacific Coast of Oregon; in greater Seattle and Bellevue, Washington, and in Idaho and Reno, Nevada, of which 145 are owned and 237 are leased under various agreements. As of December 31, 2015, the Bank also operated 22 facilities for the purpose of administrative and other functions, such as back-office support, of which 3 are owned and 19 are leased. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities. As of December 31, 2015, Umpqua Investments leased four stand-alone offices from unrelated third parties, one stand-alone office from the Bank, and also leased space in 15 Bank stores under lease agreements based on market rates.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
 (a)    Our common stock is traded on The NASDAQ Global Select Market under the symbol "UMPQ." As of December 31, 2015, there were 400,000,000 common shares authorized for issuance. The following table presents the high and low sales prices of our common stock for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions, and cash dividends declared for each period:

Quarter Ended	High	Low	Cash Dividend Per Share
December 31, 2015	$18.05	$15.52	$0.16
September 30, 2015	$18.89	$15.53	$0.16
June 30, 2015	$18.92	$16.82	$0.15
March 31, 2015	$17.50	$14.70	$0.15

December 31, 2014	$17.98	$14.94	$0.15
September 30, 2014	$18.39	$16.22	$0.15
June 30, 2014	$19.36	$19.00	$0.15
March 31, 2014	$19.60	$16.50	$0.15

As of December 31, 2015, our common stock was held by approximately 5,247 shareholders of record, a number that does not include beneficial owners who hold shares in "street name", or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2015, a total of 472,000 stock options, 1,376,000 shares of restricted stock and 263,000 restricted stock units were outstanding.
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
During 2015, Umpqua's Board of Directors approved a quarterly cash dividend of $0.15 per common share for first and second quarters and $0.16 for third and fourth quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy.
We have a dividend reinvestment plan that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Umpqua and its subsidiaries and predecessors by merger that were in effect at December 31, 2015.

(shares in thousands)
	Equity Compensation Plan Information
	(A)	(B)	(C)
	Number of securities		Number of securities
	to be issued	Weighted average	remaining available for future
	upon exercise of	exercise price of	issuance under equity
	outstanding options	outstanding options,	compensation plans excluding
Plan category	warrants and rights	warrants and rights (3)	securities reflected in column (A)
Equity compensation plans approved by security holders
2013 Stock Incentive Plan (1)	—	$—	923
2003 Stock Incentive Plan (1)	449	$15.90	—
Other (2)	325	$17.39	—
Total	774	$16.52	923

Equity compensation plans not approved by security holders	—	$—	—
Total	774	$16.52	923

(1)
At the annual meeting on April 16, 2013, shareholders approved the Company's 2013 Incentive Plan (the "2013 Plan"), which, among other things, authorizes the issuance of equity awards to directors and employees and reserves 4 million shares of the Company's common stock for issuance under the plan (up to 2 million shares for "full value awards" as described below). With the adoption of the 2013 Plan, no additional awards will be issued from the 2003 Stock Incentive Plan or the 2007 Long Term Incentive Plan. Under the terms of the 2013 Plan, options and awards generally vest ratably over a period of three to five years, the exercise price of each option equals the market price of the Company's common stock on the date of the grant, and the maximum term is ten years. The 2013 Plan weights "full value awards" (restricted stock and performance share awards) as two shares issued from the total authorized under the 2013 Plan; we have issued only full value awards under the 2013 Plan. For purposes of column (C) above, the total number of shares available for future issuance under the 2013 Plan for full value awards was 462,000 at December 31, 2015. At December 31, 2015, 1.3 million shares issued under the 2013 Plan as restricted stock/performance share awards were outstanding, but subject to forfeiture in the event time or performance based conditions are not met.

(2)	Includes other Umpqua stock plans and stock plans assumed through previous mergers.

(3)	Weighted average exercise price is based solely on securities with an exercise price.

(b)    Not applicable.

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2015:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
10/1/15 - 10/31/15	184	16.31	—	11,503,429
11/1/15 - 11/30/15	61,932	17.79	61,000	11,442,429
12/1/15 - 12/31/15	364	16.23	—	11,442,429
Total for quarter	62,480	17.78	61,000

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 1,195 shares to be issued upon vesting of restricted stock awards and 285 shares to be issued upon vesting of restricted stock units to pay withholding taxes. During the three months ended December 31, 2015, 61,000 shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2017. As of December 31, 2015, a total of 11.4 million shares remained available for repurchase. The Company repurchased 571,000 shares under the repurchase plan during 2015, repurchased no shares in 2014, and 98,027 shares under the repurchase plan in 2013. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

There were 51,693 and 161,568 shares tendered in connection with option exercises during the years ended December 31, 2015 and 2014, respectively. Restricted shares cancelled to pay withholding taxes totaled 135,474 and 107,131 shares during the years ended December 31, 2015 and 2014, respectively. There were 86,048 restricted stock units cancelled to pay withholding taxes during the years ended December 31, 2015 and 129,766 in 2014, respectively.

Stock Performance Graph

The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2015, with (i) the Total Return Index for NASDAQ Bank Stocks (ii) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) and (iii) the Standard and Poor's 500. This comparison assumes $100.00 was invested on December 31, 2010, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2010 to December 31, 2015, was obtained by using the NASDAQ closing prices as of the last trading day of each year.

	Period Ending
	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Umpqua Holdings Corporation	$100.00	$103.69	$101.52	$169.97	$156.39	$151.88
Nasdaq Bank Stocks	$100.00	$89.54	$106.14	$149.99	$157.21	$170.98
Nasdaq U.S.	$100.00	$99.23	$116.80	$163.38	$187.42	$200.69
S&P 500	$100.00	$102.09	$118.30	$156.21	$177.32	$179.76

ITEM 6. SELECTED FINANCIAL DATA.
Umpqua Holdings Corporation
Annual Financial Trends

(in thousands, except per share data)	2015	2014	2013	2012	2011
Interest income	$929,866	$822,521	$442,846	$456,085	$501,753
Interest expense	58,232	48,693	37,881	48,849	73,301
Net interest income	871,634	773,828	404,965	407,236	428,452
Provision for loan and lease losses	36,589	40,241	10,716	29,201	62,361
Non-interest income	275,724	181,174	122,895	138,304	85,217
Non-interest expense	718,060	601,746	355,825	357,314	338,611
Merger related expenses	45,582	82,317	8,836	2,338	360
Income before provision for income taxes	347,127	230,698	152,483	156,687	112,337
Provision for income taxes	124,588	83,040	54,192	54,768	38,046
Net income	222,539	147,658	98,291	101,919	74,291
Dividends and undistributed earnings allocated to participating securities	357	484	788	682	356
Net earnings available to common shareholders	$222,182	$147,174	$97,503	$101,237	$73,935

YEAR END
Assets	$23,387,205	$22,609,903	$11,632,604	$11,792,004	$11,559,391
Earning assets	20,290,398	19,370,349	10,267,981	10,465,505	10,263,923
Loans and leases (1)	16,847,360	15,327,732	7,728,166	7,176,433	6,524,869
Deposits	17,707,189	16,892,099	9,117,660	9,379,275	9,236,690
Term debt	888,769	1,006,395	251,494	253,605	255,676
Junior subordinated debentures, at fair value	255,457	249,294	87,274	85,081	82,905
Junior subordinated debentures, at amortized cost	101,254	101,576	101,899	110,985	102,544
Total shareholders' equity	3,849,334	3,777,626	1,723,917	1,720,600	1,668,946
Common shares outstanding	220,171	220,161	111,973	111,890	112,165

AVERAGE
Assets	$22,905,541	$19,169,098	$11,507,688	$11,499,499	$11,600,435
Earning assets	19,727,031	16,484,664	10,224,606	10,252,167	10,332,242
Loans and leases (1)	15,938,127	13,003,762	7,367,602	6,707,194	6,430,797
Deposits	17,250,810	14,407,331	9,057,673	9,124,619	9,301,978
Term debt	923,992	815,017	252,546	254,601	257,496
Junior subordinated debentures	352,872	301,525	189,237	187,139	184,115
Total shareholders' equity	3,820,505	3,137,858	1,729,083	1,701,403	1,671,893
Basic common shares outstanding	220,327	186,550	111,938	111,935	114,220
Diluted common shares outstanding	221,045	187,544	112,176	112,151	114,409

PER COMMON SHARE DATA
Basic earnings	$1.01	$0.79	$0.87	$0.90	$0.65
Diluted earnings	1.01	0.78	0.87	0.90	0.65
Book value	17.48	17.16	15.40	15.38	14.88
Tangible book value (2)	9.16	8.79	8.46	9.25	8.84
Cash dividends declared	0.62	0.60	0.60	0.34	0.24

(dollars in thousands)
	2015	2014	2013	2012	2011
PERFORMANCE RATIOS
Return on average assets (3)	0.97%	0.77%	0.85%	0.88%	0.64%
Return on average common shareholders' equity (4)	5.82%	4.69%	5.64%	5.95%	4.42%
Return on average tangible common shareholders' equity (5)	11.22%	9.17%	9.77%	9.88%	7.45%
Efficiency ratio (6)	66.19%	71.23%	66.83%	64.94%	65.37%
Average common shareholders' equity to average assets	16.68%	16.37%	15.03%	14.80%	14.41%
Leverage ratio (7)	9.73%	10.99%	10.90%	11.44%	10.91%
Net interest margin (fully tax equivalent) (8)	4.44%	4.73%	4.01%	4.02%	4.19%
Non-interest income to total net revenue (9)	24.03%	18.97%	23.28%	25.35%	16.59%
Dividend payout ratio (10)	61.39%	75.95%	68.97%	37.78%	36.92%

ASSET QUALITY
Non-performing loans and leases	$44,384	$59,553	$35,321	$70,968	$91,383
Non-performing assets	66,691	97,495	59,256	98,480	145,049
Allowance for loan and lease losses	130,322	116,167	95,085	103,666	107,288
Net charge-offs	22,434	19,159	19,297	32,823	59,715
Non-performing loans and leases to loans and leases	0.26%	0.39%	0.46%	0.99%	1.40%
Non-performing assets to total assets	0.29%	0.43%	0.51%	0.84%	1.25%
Allowance for loan and lease losses to total loans and leases	0.77%	0.76%	1.23%	1.44%	1.64%
Allowance for credit losses to loans and leases	0.79%	0.78%	1.25%	1.46%	1.66%
Net charge-offs to average loans and leases	0.14%	0.15%	0.26%	0.49%	0.93%

(1)	Excludes loans held for sale

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
EXECUTIVE OVERVIEW

Significant items for the year ended December 31, 2015 were as follows:

Financial Performance

•
Net earnings available to common shareholders per diluted common share were $1.01 for the year ended December 31, 2015, as compared to $0.78 for the year ended December 31, 2014.  Operating earnings per diluted common share, defined as earnings available to common shareholders before net gains or losses on junior subordinated debentures carried at fair value, net of tax and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, were $1.15 for the year ended December 31, 2015, as compared to operating income per diluted common share of $1.08 for the year ended December 31, 2014.  Operating income per diluted share is considered a "non-GAAP" financial measure.  More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations - Overview below.

•
Net interest margin, on a tax equivalent basis, was 4.44% for the year ended December 31, 2015, compared to 4.73% for the year ended December 31, 2014.  The decrease in net interest margin is primarily attributable to the lower level of accretion of the credit discount recorded on loans acquired from Sterling, as well as lower average yields on interest-earning assets.

•
Residential mortgage banking revenue was $124.7 million for 2015, compared to $77.3 million for 2014. The increase was the result of an increase in closed sale mortgage volume, which increased by 63% as compared to the year ended December 31, 2014. The increase was offset by $20.7 million in negative fair value adjustments to the mortgage servicing rights ("MSR") asset as well as a decrease in the gain on sale margin.

•
Total gross loans and leases were $16.8 billion as of December 31, 2015, an increase of $1.5 billion, or 9.9%, as compared to December 31, 2014.  This increase is primarily the result of strong loan growth in both the commercial and consumer portfolios.

•
Total deposits were $17.7 billion as of December 31, 2015, an increase of $815.1 million, or 4.8%, as compared to December 31, 2014.  The increase resulted primarily from growth in demand, money market and savings deposits, partially offset by a decrease in time deposits.

•	Total consolidated assets were $23.4 billion as of December 31, 2015, as compared to $22.6 billion at December 31, 2014.

Credit Quality

•
Non-performing assets decreased to $66.7 million, or 0.29% of total assets, as of December 31, 2015, as compared to $97.5 million, or 0.43% of total assets, as of December 31, 2014.  Non-performing loans and leases decreased to $44.4 million, or 0.26% of total loans and leases, as of December 31, 2015, as compared to $59.6 million, or 0.39% of total loans and leases as of December 31, 2014.

•
Net charge-offs on loans were $22.4 million for the year ended December 31, 2015, or 0.14% of average loans and leases, as compared to net charge-offs of $19.2 million, or 0.15% of average loans and leases, for the year ended December 31, 2014.

•
The provision for loan and lease losses was $36.6 million for 2015, as compared to $40.2 million recognized for 2014. The decrease is primarily due to decreasing credit factors used in the calculation of the allowance for loan and lease losses due to the improved credit quality of the portfolio, offset by the increase in the provision relating to new originations.

Capital and Growth Initiatives

•
Based on Basel III rules, the Company's total risk based capital was 14.3% and its Tier 1 common to risk weighted assets ratio was 11.4% as of December 31, 2015. As of December 31, 2014, which is based on Basel I rules, the Company's total risk based ratio was 15.2% and its Tier 1 common to risk weighted assets ratio was 11.5%.

•	Declared cash dividends of $0.62 per common share for 2015 and $0.60 per common share for 2014.

•	Completed the Sterling merger in April 2014 with significant system conversion activities completed in 2015.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of December 31, 2015, there was no unallocated allowance amount.
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

Management believes that the ALLL was adequate as of December 31, 2015. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 78% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

The Company performed its annual goodwill impairment analysis of the Community Banking reporting segment as of December 31, 2015. The Company assessed qualitative factors to determine whether the existence of events and circumstances indicated that it is more likely than not that the indefinite-lived intangible asset is impaired, and determined no factors indicated an impairment. Based on this analysis, no further testing was determined to be necessary.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding Recent Accounting Pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

RESULTS OF OPERATIONS-OVERVIEW

For the year ended December 31, 2015, net earnings available to common shareholders were $222.2 million, or $1.01 per diluted common share, as compared to net earnings available to common shareholders of $147.2 million, or $0.78 per diluted common share for the year ended December 31, 2014. The increase in net earnings available to common shareholders in 2015 is principally attributable to net income contribution from the full year of the operations acquired from Sterling, increased residential mortgage banking revenue resulting from the current mortgage interest rate environment, gain on sale of portfolio loans, and lower merger related expenses.

For the year ended December 31, 2014, net earnings available to common shareholders were $147.2 million, or $0.78 per diluted common share, as compared to net earnings available to common shareholders of $97.5 million, or $0.87 per diluted common share for the year ended December 31, 2013. The increase in net earnings available to common shareholders in 2014 is principally attributable to the merger with Sterling which increased net interest income. The increase in net interest income was offset by the increase in non-interest expense, including merger-related expenses, which are also attributable to the merger with Sterling.

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

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the years ended December 31, 2015, 2014, and 2013:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings
Years Ended December 31,

(in thousands, except per share data)	2015	2014	2013
Net earnings available to common shareholders	$222,182	$147,174	$97,503
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax (1)	3,783	3,054	1,318
Merger-related expenses, net of tax (1)	27,349	52,311	6,820
Operating earnings	$253,314	$202,539	$105,641
Per diluted share:
Net earnings available to common shareholders	$1.01	$0.78	$0.87
Adjustments:
Net loss on junior subordinated debentures carried at fair value, net of tax (1)	0.02	0.02	0.01
Merger-related expenses, net of tax (1)	0.12	0.28	0.06
Operating earnings	$1.15	$1.08	$0.94

(1) Adjusted for income tax effect of pro forma operating earnings of 40% for tax-deductible items.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the years ended December 31, 2015, 2014, and 2013. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating income as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity
For the Years Ended December 31,

(dollars in thousands)	2015	2014	2013
Returns on average assets:
Net earnings available to common shareholders	0.97%	0.77%	0.85%
Operating earnings	1.11%	1.06%	0.92%
Returns on average common shareholders' equity:
Net earnings available to common shareholders	5.82%	4.69%	5.64%
Operating earnings	6.63%	6.45%	6.11%
Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	11.22%	9.17%	9.78%
Operating earnings	12.79%	12.62%	10.60%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$3,820,505	$3,137,858	$1,729,083
Less: average goodwill and other intangible assets, net	(1,839,599)	(1,533,403)	(731,525)
Average tangible common shareholders' equity	$1,980,906	$1,604,455	$997,558

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
The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of December 31, 2015 and December 31, 2014:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	December 31,	December 31,
	2015	2014
Total shareholders' equity	$3,849,334	$3,777,626
Subtract:
Goodwill and other intangible assets, net	1,833,301	1,842,958
Tangible common shareholders' equity	$2,016,033	$1,934,668
Total assets	$23,387,205	$22,609,903
Subtract:
Goodwill and other intangible assets, net	1,833,301	1,842,958
Tangible assets	$21,553,904	$20,766,945
Tangible common equity ratio	9.35%	9.32%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for 2015 was $871.6 million, an increase of $97.8 million or 12.6% compared to the same period in 2014. The increase in net interest income in 2015 as compared to 2014 is attributable to an increase in average interest-earning assets, primarily loans, loans held for sale and investment securities, partially offset by a lower level of accretion of the credit discount recorded on loans acquired from Sterling.

Net interest income for 2014 was $773.8 million, an increase of $368.9 million or 91.1% compared to the same period in 2013. The increase in net interest income in 2014 as compared to 2013 is attributable to the merger with Sterling in April 2014, which resulted in an increase in average interest-earning assets, primarily loans and investment securities, and an increase in net interest margin, partially offset by an increase in average deposits and other average interest-bearing liabilities.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.44% for 2015, a decrease of 29 basis points as compared to the same period in 2014.  The decrease in net interest margin primarily resulted from the lower level of accretion of the credit discount recorded on loans acquired from Sterling, as well as decreased yields on earning assets. The yield on loans and leases decreased by 43 basis points. The cost of interest-bearing liabilities remained relatively unchanged in 2015, as compared to 2014. The total cost of interest-bearing liabilities for 2015 was 0.42%, representing an increase of 1 basis point compared 2014. The cost of time deposits was 0.64% in 2015 compared to 0.58% in 2014.

The net interest margin on a fully tax-equivalent basis was 4.73% for 2014, an increase of 72 basis points as compared to the same period in 2013. The increase in net interest margin primarily resulted from the increase in loan yields, the increase in average loans and leases, offset by an increase in average deposits and interest-bearing liabilities.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for years ended December 31, 2015, 2014 and 2013:

Average Rates and Balances

(dollars in thousands)	2015			2014			2013
		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$333,455	$12,407	3.72%	$205,580	$8,337	4.06%	$138,383	$4,835	3.49%
Loans and leases (1)	15,938,127	857,026	5.38%	13,003,762	755,466	5.81%	7,367,602	393,379	5.34%
Taxable securities	2,275,512	48,550	2.13%	2,072,936	46,109	2.22%	1,952,611	34,398	1.76%
Non-taxable securities (2)	310,684	14,684	4.73%	301,535	15,692	5.20%	247,010	13,477	5.46%
Temporary investments and interest-bearing deposits	869,253	2,236	0.26%	900,851	2,264	0.25%	519,000	1,336	0.26%
Total interest earning assets	19,727,031	934,903	4.74%	16,484,664	827,868	5.02%	10,224,606	447,425	4.38%
Allowance for loan and lease losses	(126,063)			(96,513)			(86,227)
Other assets	3,304,573			2,780,947			1,369,309
Total assets	$22,905,541			$19,169,098			$11,507,688
INTEREST-BEARING LIABILITIES:
Interest-bearing checking	$2,080,126	$1,957	0.09%	$1,721,452	$950	0.06%	$1,176,841	$978	0.08%
Money market deposits	6,376,178	9,491	0.15%	5,255,622	6,991	0.13%	3,277,780	3,485	0.11%
Savings deposits	1,063,151	1,105	0.10%	829,737	426	0.05%	521,387	321	0.06%
Time deposits	2,715,847	17,286	0.64%	2,649,091	15,448	0.58%	1,796,669	15,971	0.89%
Total interest-bearing deposits	12,235,302	29,839	0.24%	10,455,902	23,815	0.23%	6,772,677	20,755	0.31%
Federal funds purchased and repurchase agreements	321,079	173	0.05%	303,358	346	0.11%	177,888	141	0.08%
Term debt	923,992	14,470	1.57%	815,017	12,793	1.57%	252,546	9,248	3.66%
Junior subordinated debentures	352,872	13,750	3.90%	301,525	11,739	3.89%	189,237	7,737	4.09%
Total interest-bearing liabilities	13,833,245	58,232	0.42%	11,875,802	48,693	0.41%	7,392,348	37,881	0.51%
Non-interest-bearing deposits	5,015,508			3,951,429			2,284,996
Other liabilities	236,283			204,009			101,261
Total liabilities	19,085,036			16,031,240			9,778,605
Common equity	3,820,505			3,137,858			1,729,083
Total liabilities and shareholders' equity	$22,905,541			$19,169,098			$11,507,688
NET INTEREST INCOME		$876,671			$779,175			$409,544
NET INTEREST SPREAD			4.32%			4.61%			3.87%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.74%			5.02%			4.38%
INTEREST EXPENSE TO EARNING ASSETS			0.30%			0.30%			0.37%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.44%			4.73%			4.01%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $5.0 million, $5.3 million, and $4.6 million for the years ended 2015, 2014, and 2013, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2015 as compared to 2014 and 2014 compared to 2013. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

(in thousands)	2015 compared to 2014			2014 compared to 2013
	Increase (decrease) in interest income			Increase (decrease) in interest income
	and expense due to changes in			and expense due to changes in
	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$4,808	$(738)	$4,070	$2,631	$871	$3,502
Loans and leases	160,934	(59,374)	101,560	324,701	37,386	362,087
Taxable securities	4,376	(1,935)	2,441	2,225	9,486	11,711
Non-taxable securities (1)	465	(1,473)	(1,008)	2,862	(647)	2,215
Temporary investments and interest bearing deposits	(80)	52	(28)	961	(33)	928
Total (1)	170,503	(63,468)	107,035	333,380	47,063	380,443
INTEREST-BEARING LIABILITIES:
Interest bearing demand	231	776	1,007	365	(393)	(28)
Money market	1,605	895	2,500	2,476	1,030	3,506
Savings	147	532	679	165	(60)	105
Time deposits	397	1,441	1,838	6,067	(6,590)	(523)
Repurchase agreements and federal funds	20	(193)	(173)	126	79	205
Term debt	1,706	(29)	1,677	11,232	(7,687)	3,545
Junior subordinated debentures	2,001	10	2,011	4,388	(386)	4,002
Total	6,107	3,432	9,539	24,819	(14,007)	10,812
Net increase (decrease) in net interest income (1)	$164,396	$(66,900)	$97,496	$308,561	$61,070	$369,631

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $36.6 million for 2015, as compared to $40.2 million for 2014, and $10.7 million for 2013.  As a percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for 2015 was 0.23%, a decrease of 8 basis points from 2014 and an increase of 8 basis points from 2013.

The decrease in the provision for loan and lease losses in 2015 as compared to 2014 is principally attributable to improved portfolio quality, offset by the increase in the loan portfolio, as well as an increase in net charge-offs for the 2015 period. The decrease in the provision relates primarily to decreasing credit factors used in the calculation of the allowance for loan and lease losses due to the improving credit quality of the portfolio, offset by the increase in the provision relating to new originations. The economy in the Pacific Northwest has improved causing the risk ratings of many of our borrowers to improve as well as the value of the underlying collateral for real estate collateral loans to improve as compared to prior years. The loan portfolio increased by $1.5 billion since December 31, 2014. For 2015, $375,000 of the provision for loan and lease losses related to previously acquired loans that were not purchased credit impaired as compared to $1.1 million for the year ended December 31, 2014. Net-charge offs for 2015 were $22.4 million compared to $19.2 million for 2014.

The increase as compared to 2013 is principally attributable to originations of new loans and leases by the legacy Sterling and FinPac lending teams. The allowance allocated to the commercial category increased in 2014 as compared to 2013 due primarily to the increased volume of leases originated by FinPac and the additional allowance on the new leases given the increased risk of loss in that portfolio compared to other commercial loans. The percentage of commercial as compared to the total loans decreased due the overall increase in all loan categories from the Sterling merger. As no allowance is brought over with the loan balances at the time of acquisition, the allocation as compared to the percentage of loans by category has unusual variations.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans.  Therefore, the non-accrual loans of $29.2 million as of December 31, 2015 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

NON-INTEREST INCOME

Non-interest income for the 2015 was $275.7 million, an increase of $94.6 million, or 52.2%, as compared to the same period in 2014. Non-interest income for 2014 was $181.2 million, a decrease of $58.3 million, or 47.4%, as compared to 2013. The following table presents the key components of non-interest income for years ended December 31, 2015, 2014 and 2013:

Non-Interest Income
Years Ended December 31,

(dollars in thousands)	2015 compared to 2014				2014 compared to 2013
			Change	Change			Change	Change
	2015	2014	Amount	Percent	2014	2013	Amount	Percent
Service charges on deposits	$59,740	$54,700	$5,040	9%	$54,700	$30,952	$23,748	77%
Brokerage revenue	18,481	18,133	348	2%	18,133	14,736	3,397	23%
Residential mortgage banking revenue, net	124,722	77,265	47,457	61%	77,265	78,885	(1,620)	(2)%
Gain on investment securities, net	2,922	2,904	18	1%	2,904	209	2,695	nm
Gain on sale of loans, net	22,380	15,113	7,267	48%	15,113	2,744	12,369	nm
Loss on junior subordinated debentures carried at fair value	(6,306)	(5,090)	(1,216)	24%	(5,090)	(2,197)	(2,893)	132%
Change in FDIC indemnification asset	(853)	(15,151)	14,298	(94)%	(15,151)	(25,549)	10,398	(41)%
BOLI income	8,351	6,835	1,516	22%	6,835	3,035	3,800	125%
Other income	46,287	26,465	19,822	75%	26,465	20,080	6,385	32%
Total	$275,724	$181,174	$94,550	52%	$181,174	$122,895	$58,279	47%
nm = not meaningful

The overall increase in non-interest income is primarily the result of the merger with Sterling in April 2014. In 2015, the Company benefited from the legacy Sterling operations contributing for the full year, whereas in 2014 the legacy Sterling operations only contributed to the period subsequent to the acquisition date of April 18, 2014. The increase in deposit service charges in 2015 compared to 2014 is primarily the result of organic growth in deposit balances during 2015. The increase in deposit service charges in 2014 compared to 2013 is primarily the result of the additional deposits brought on from the Sterling acquisition.

Brokerage commissions and fees in 2015 increased due to the increase in managed account fees and new balances at Umpqua Investments. In 2015, assets under management at Umpqua Investments increased to $3.2 billion as compared to $2.8 billion at December 31, 2014. Brokerage commissions and fees in 2014 increased due to the increase in managed account fees and new balances at Umpqua Investments. In 2014, assets under management at Umpqua Investments increased to $2.8 billion as compared to $2.6 billion at December 31, 2013.
Residential mortgage banking revenue for the year ended December 31, 2015 increased due to an increase in production, partially offset by losses related to the change in fair value of MSR which were higher in 2015 as compared to 2014. Closed mortgage volume for sale for 2015 was $3.5 billion, representing a 63% increase compared to 2014 production of $2.1 billion. The gain on sale margin was 3.36% compared to 3.40% for 2014. Cash flows received from the servicing of the mortgage servicing rights' underlying loans over the course of the year, as well as lower mortgage interest rates compared to the same period of the prior year has contributed to a $20.7 million decline in fair value on the MSR asset in 2015, compared to a $16.6 million decline in fair value recognized in 2014. As of December 31, 2015, the Company serviced $13.0 billion of mortgage loans for others, and the related mortgage servicing right asset is valued at $131.8 million, or 1.01% of the total serviced portfolio principal balance.

In connection with the sale of investment securities, we recognized a gain on sale of $2.9 million in 2015 and 2014, and a gain on sale of $209,000 for 2013. During 2015, the Company sold investment securities to fund loan growth as well as to reduce the price risk of the portfolio if interest rates were to increase significantly.
The gain on loan sales for the year ended December 31, 2015, increased by $7.3 million due to portfolio loan sales of $266.4 million during the period, with the majority of loans sales being residential mortgage loans.

A loss of $6.3 million was recognized in 2015, compared to a loss of $5.1 million for 2014, and a loss of $2.2 million for 2013, which represents the change of fair value on the junior subordinated debentures recorded at fair value. The increase in the loss during 2014 was the result of the fair value election on the junior subordinated debentures assumed in the Sterling merger, which the Company elected to account for at fair value on a recurring basis.

The change in FDIC indemnification asset represents a change in cash flows expected to be recoverable under the loss-share agreements entered into with the FDIC in connection with FDIC-assisted acquisitions.
BOLI income increased to $8.4 million in 2015. The increase in 2015 as compared to 2014 relates to increased cash surrender value associated with BOLI assets. The increase in 2014 as compared to 2013 related to the additional BOLI acquired in the Sterling merger.
Other income in 2015 compared to 2014 increased by $19.8 million, with increases attributable to various fees that have increased due to the increase in loans. Other income also increased due to increased swap revenue of $8.4 million as compared to 2014, as well as, BOLI death benefits received in 2015 of $5.4 million. Other income in 2014 as compared to 2013 increased by $6.4 million due to additional activity from the Sterling merger.

NON-INTEREST EXPENSE

Non-interest expense for 2015 was $763.6 million, an increase of $79.6 million, or 11.6%, as compared to 2014. Non-interest expense for 2014 was $684.1 million, an increase of $319.4 million, or 87.6%, as compared to 2013.  The following table presents the key elements of non-interest expense for the years ended December 31, 2015, 2014 and 2013.

Non-Interest Expense
Years Ended December 31,

(dollars in thousands)	2015 compared to 2014				2014 compared to 2013
			Change	Change			Change	Change
	2015	2014	Amount	Percent	2014	2013	Amount	Percent
Salaries and employee benefits	$430,936	$355,379	$75,557	21%	$355,379	$209,991	$145,388	69%
Occupancy and equipment, net	142,975	111,263	31,712	29%	111,263	62,067	49,196	79%
Communications	20,615	14,728	5,887	40%	14,728	11,974	2,754	23%
Marketing	11,419	9,504	1,915	20%	9,504	6,062	3,442	57%
Services	46,379	49,086	(2,707)	(6)%	49,086	25,483	23,603	93%
FDIC assessments	13,480	10,998	2,482	23%	10,998	6,954	4,044	58%
Loss on other real estate owned, net	1,894	4,116	(2,222)	(54)%	4,116	1,248	2,868	230%
Intangible amortization	11,225	10,207	1,018	10%	10,207	4,781	5,426	113%
Merger related expenses	45,582	82,317	(36,735)	(45)%	82,317	8,836	73,481	832%
Other expenses	39,137	36,465	2,672	7%	36,465	27,265	9,200	34%
Total	$763,642	$684,063	$79,579	12%	$684,063	$364,661	$319,402	88%
Salaries and employee benefits costs increased $75.6 million as compared to the same period prior year primarily as a result of the full year of compensation expense relating to the employees who joined the Bank through the Sterling merger which was completed in April 2014. In addition, salaries and employee benefit costs also increased due to increased fixed and variable compensation expense associated with higher than expected mortgage banking originations. The increase from 2013 to 2014 related to an increase of full-time equivalent employees primarily from the merger with Sterling.
Net occupancy and equipment expense increased in 2015 as compared to the prior year due a full year of rent expense and depreciation expense related to the full year of activity from Sterling related operations, partially offset by store consolidations in 2015. The increase for 2014 as compared to 2013 was to the Sterling merger adding additional stores, partially offset by store consolidations that occurred in the second half of 2014.
Communications costs increased in 2015 compared to 2014, and in 2014 compared to 2013, primarily due to increased data processing cost as a result of the Company's continued growth and expansion. Marketing expense increased in 2015 compared to 2014 and 2013 due to costs associated with branding initiatives. Services expense decreased in 2015 compared to 2014 primarily due to fluctuations related to managed hosting servicing fees.

FDIC assessments increased in 2015 compared to 2014 due to the increase in the assets from organic growth. In 2014 compared to 2013, the increase was a result of the increase in the assets as a result of the Sterling merger.

In the year ended December 31, 2015, the Company recognized a net loss (which includes loss on sale and valuation adjustments) on OREO properties of $1.9 million, as compared to a net loss on OREO properties of $4.1 million and $1.2 million in the years ended December 31, 2014 and 2013, respectively. The decrease in 2015 is primarily the result of improving real estate values, allowing for better realization of market values of existing OREO properties. The increase in 2014 is primarily due a depressed valuation of a single OREO property in the fourth quarter of 2014.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. These merger related expenses are recorded in accordance with a Board approved accounting policy with respect to merger related charges, including internal and external charges. These expenses include acquisition related expenses, facility closure related costs, customer communications, restructuring expenses (including associate severance and retention charges) and expenses related to conversions of systems, including consulting costs. The merger-related expenses incurred in 2013, primarily relate to the acquisition of FinPac and the merger with Sterling; and in 2014 and 2015, primarily relate to the merger with Sterling.

Merger-Related Expense
Years Ended December 31,

(in thousands)
	2015	2014	2013
Legal and professional	$21,849	$22,276	$5,648
Personnel	11,564	18,837	225
Premises and Equipment	6,640	3,677	17
Communication	2,309	2,522	49
Contract termination	154	10,378	66
Charitable contributions	—	10,000	28
Investment banking fees	—	9,573	2,042
Other	3,066	5,054	761
Total merger-related expense	$45,582	$82,317	$8,836

Other non-interest expense increased in 2015 as compared to 2014 and 2013 due to increased costs of the additional stores and associates added from the Sterling merger.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for 2015 was 35.9%, compared to 36.0% for 2014 and 35.6% for 2013. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 5.3% (net of the federal tax benefit) principally because of the relative amount of income we earn in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, nondeductible merger expenses and tax credits arising from low income housing investments.

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
Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $9.6 million at December 31, 2015, as compared to $10.0 million at December 31, 2014. This decrease is principally attributable to a decrease in Rabbi Trusts balances.

Investment securities available for sale were $2.5 billion as of December 31, 2015 compared to $2.3 billion at December 31, 2014.  The increase is due to purchases of investment securities of $1.1 billion of investment securities available for sale, and a decrease in fair value of investments securities available for sale of $23.8 million, offset by paydowns of $805.6 million and amortization of net purchase price premiums of $23.5 million.

Investment securities held to maturity were $4.6 million as of December 31, 2015 as compared to holdings of $5.2 million at December 31, 2014. The change primarily relates paydowns and maturities of investment securities held to maturity of $598,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of December 31 for each of the last three years:

Summary of Investment Securities

(in thousands)	December 31,
	2015	2014	2013
AVAILABLE FOR SALE
U.S. Treasury and agencies	$—	$229	$268
Obligations of states and political subdivisions	313,117	338,404	235,205
Residential mortgage-backed securities and collateralized mortgage obligations	2,207,420	1,957,852	1,553,541
Investments in mutual funds and other equity securities	2,002	2,070	1,964
	$2,522,539	$2,298,555	$1,790,978

HELD TO MATURITY
Residential mortgage-backed securities and collateralized mortgage obligations	$4,609	$5,088	$5,563
Other investment securities	—	123	—
	$4,609	$5,211	$5,563

The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2015.
Investment Securities Composition*
December 31, 2015

(dollars in thousands)	Amortized	Fair	Average
	Cost	Value	Yield
OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
One year or less	$42,098	$42,654	5.70%
One to five years	193,709	202,873	5.68%
Five to ten years	55,054	56,498	4.18%
Over ten years	10,137	11,092	5.28%
	300,998	313,117	5.40%

OTHER SECURITIES
Residential mortgage-backed securities and collateralized mortgage obligations	2,228,351	2,213,010	2.18%

Other investment securities	1,959	2,002	2.12%
Total securities	$2,531,308	$2,528,129	2.58%
*Weighted average yields are stated on a federal tax-equivalent basis of 35%. Weighted average yields for available for sale investments have been calculated on an amortized cost basis.

The mortgage-related securities in the table above include both pooled mortgage-backed issues and high-quality collaterized mortgage obligation structures, with an average duration of 3.5 years. These mortgage-related securities provide yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile due to refinancing of the underlying mortgage loans.

The equity security in "Other investment securities" in the table above at December 31, 2015 and 2014, principally represents an investment in a Community Reinvestment Act investment fund comprised largely of mortgage-backed securities, although funds may also invest in municipal bonds, certificates of deposit, repurchase agreements, or securities issued by other investment companies.
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

Gross unrealized losses in the available for sale investment portfolio was $24.2 million at December 31, 2015.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $23.5 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $46.9 million at December 31, 2015 and $119.3 million at December 31, 2014.  The decrease is attributable to redemptions of Federal Home Loan Banks ("FHLB") stock.  Of the $46.9 million at December 31, 2015, $45.5 million represent the Bank's investment in the FHLBs of Des Moines and San Francisco.  FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

LOANS AND LEASES

Loans and Leases, net
Total loans and leases outstanding at December 31, 2015 were $16.8 billion, an increase of $1.5 billion as compared to year-end 2014. This increase is principally attributable to net new loan and lease originations of $1.8 billion, partially offset by charge-offs of $35.6 million, transfers to other real estate owned of $9.1 million, and loans sold of $266.4 million during the period.

The following table presents the composition of the loan and lease portfolio, net of deferred fees and costs, as of December 31 for each of the last five years.

Loan and Lease Portfolio Composition
As of December 31,

(dollars in thousands)	2015		2014		2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial real estate, net	$9,309,035	55.3%	$8,903,660	58.1%	$4,630,155	59.9%	$4,582,768	63.9%	$4,308,889	66.0%
Commercial, net	3,197,246	19.0%	2,948,823	19.2%	2,142,213	27.7%	1,757,660	24.5%	1,513,905	23.2%
Residential, net	3,813,890	22.6%	3,086,213	20.2%	903,423	11.7%	792,367	11.0%	655,055	10.1%
Consumer & other, net	527,189	3.1%	389,036	2.5%	52,375	0.7%	43,638	0.6%	47,020	0.7%
Total loans and leases, net	$16,847,360	100.0%	$15,327,732	100.0%	$7,728,166	100.0%	$7,176,433	100.0%	$6,524,869	100.0%

Loan and Lease Concentrations
The following table presents the concentration distribution of our loan and lease portfolio by major type:

(dollars in thousands)	December 31, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,140,845	18.6%	$3,290,610	21.5%
Owner occupied term, net	2,691,921	16.0%	2,633,864	17.2%
Multifamily, net	3,074,918	18.3%	2,638,618	17.2%
Construction & development, net	301,892	1.8%	258,722	1.7%
Residential development, net	99,459	0.6%	81,846	0.5%
Commercial
Term, net	1,425,009	8.5%	1,396,089	9.1%
LOC & other, net	1,043,076	6.2%	1,029,620	6.7%
Leases and equipment finance, net	729,161	4.3%	523,114	3.4%
Residential
Mortgage, net	2,890,223	17.1%	2,233,735	14.6%
Home equity loans & lines, net	923,667	5.5%	852,478	5.6%
Consumer & other, net	527,189	3.1%	389,036	2.5%
Total, net of deferred fees and costs	$16,847,360	100.0%	$15,327,732	100.0%

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our commercial loan portfolios and the sensitivity of these loans to changes in interest rates as of December 31, 2015:

(in thousands)					Loans Over One Year
	By Maturity				by Rate Sensitivity
	One Year	One Through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial real estate	$651,289	$2,062,789	$6,594,957	$9,309,035	$1,768,888	$6,888,858
Commercial (1)	$1,202,238	$687,754	$578,093	$2,468,085	$738,934	$526,913

(1)	Excludes the lease and equipment finance portfolio.

ASSET QUALITY AND NON-PERFORMING ASSETS

The following table summarizes our non-performing assets and restructured loans:

Non-Performing Assets
As of December 31,

(dollars in thousands)	2015	2014	2013	2012	2011
Loans and leases on non-accrual status	$29,215	$52,041	$31,891	$66,736	$80,562
Loans and leases past due 90 days or more and accruing	15,169	7,512	3,430	4,232	10,821
Total non-performing loans and leases	44,384	59,553	35,321	70,968	91,383
Other real estate owned	22,307	37,942	23,935	27,512	53,666
Total non-performing assets	$66,691	$97,495	$59,256	$98,480	$145,049
Restructured loans (1)	$31,355	$54,836	$68,791	$70,602	$80,563
Allowance for loan and lease losses	$130,322	$116,167	$95,085	$103,666	$107,288
Reserve for unfunded commitments	3,574	3,539	1,436	1,223	940
Allowance for credit losses	$133,896	$119,706	$96,521	$104,889	$108,228
Asset quality ratios:
Non-performing assets to total assets	0.29%	0.43%	0.51%	0.84%	1.25%
Non-performing loans and leases to total loans and leases	0.26%	0.39%	0.46%	0.99%	1.40%
Allowance for loan and lease losses to total loans and leases	0.77%	0.76%	1.23%	1.44%	1.64%
Allowance for credit losses to total loans and leases	0.79%	0.78%	1.25%	1.46%	1.66%
Allowance for credit losses to total non-performing loans and leases	302%	201%	273%	148%	118%

(1)	Represents accruing restructured loans performing according to their restructured terms.

Under acquisition accounting rules, loans (including those considered non-performing) acquired from Sterling were recorded at their estimated fair value. The Company recognized the loan portfolio acquired from Sterling at fair value as of the acquisition date, which resulted in a discount to the loan portfolio's previous carrying value. Neither the credit portion nor any other portion of the fair value mark is reflected in the reported allowance for loan and lease losses, or related allowance coverage ratios, but we believe should be considered when comparing the current period ratios to similar ratios in periods prior to the acquisition of Sterling due to the impact of the purchase credit impaired loans not being included in non-performing loans, however, these acquired loans are included in the total loans and leases. In addition, the allowance for credit loss ratios have declined from periods prior to the acquisition of Sterling due to the acquired loans being included in total loans and leases, but not having a related allowance due to the application of the credit discount.

The purchased non-credit impaired loans had remaining credit discount that will accrete into interest income over the life of the loans of $72.8 million and $122.4 million, as of December 31, 2015 and 2014, respectively. The purchased impaired loan pools had remaining credit discount of $44.4 million and $66.5 million, as of December 31, 2015 and 2014, respectively.

Loans acquired with deteriorating credit quality are accounted for as purchased credit impaired pools. Typically this would include loans that were considered non-performing or restructured as of acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 days past due and accruing do not include any purchased credit impaired loans.

Restructured Loans
At December 31, 2015 and December 31, 2014, impaired loans of $31.4 million and $54.8 million were classified as performing restructured loans, respectively.  The restructurings were granted in response to borrower financial difficulty, by providing modification of loan repayment terms. The performing restructured loans on accrual status represent principally the only impaired loans accruing interest at December 31, 2015.  In order for a restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. There were no available commitments for troubled debt restructurings outstanding as of December 31, 2015 and $1.0 million as of December 31, 2014.

The following table presents a distribution of our performing restructured loans by year of maturity, according to the restructured terms, as of December 31, 2015:

(in thousands)
Year	Amount
2016	$22,315
2017	846
2018	—
2019	218
2020	182
Thereafter	7,794
Total	$31,355

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for loan and lease losses ("ALLL") totaled $130.3 million at December 31, 2015, an increase of $14.2 million from the $116.2 million at December 31, 2014. The increase in the ALLL from the prior year-end is a result of loan and lease growth, partially offset by improving credit quality characteristics of the lease and loan portfolio.

The following table provides a summary of activity in the ALLL by major loan type, net of deferred fees for each of the five years ended December 31:
Allowance for Loan and Lease Losses

(dollars in thousands)	2015	2014	2013	2012	2011
Balance, beginning of period	$116,167	$95,085	$103,666	$107,288	$104,642
Loans charged-off:
Commercial real estate, net	(6,194)	(8,030)	(9,748)	(25,270)	(39,188)
Commercial, net	(15,875)	(16,824)	(20,810)	(13,822)	(21,731)
Residential, net	(879)	(1,855)	(3,655)	(5,878)	(7,990)
Consumer & other, net	(12,623)	(3,469)	(1,285)	(2,158)	(2,828)
Total loans charged-off	(35,571)	(30,178)	(35,498)	(47,128)	(71,737)
Recoveries:
Commercial real estate, net	2,682	2,539	4,436	6,673	7,254
Commercial, net	5,001	6,744	10,445	6,089	3,860
Residential, net	641	462	569	999	381
Consumer & other, net	4,813	1,274	751	544	527
Total recoveries	13,137	11,019	16,201	14,305	12,022
Net charge-offs	(22,434)	(19,159)	(19,297)	(32,823)	(59,715)
Provision charged to operations	36,589	40,241	10,716	29,201	62,361
Balance, end of period	$130,322	$116,167	$95,085	$103,666	$107,288
As a percentage of average loans and leases:
Net charge-offs	0.14%	0.15%	0.26%	0.49%	0.93%
Provision for loan and lease losses	0.23%	0.31%	0.15%	0.44%	0.97%
Recoveries as a percentage of charge-offs	36.93%	36.51%	45.64%	30.35%	16.76%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the allowance for loan and lease losses, and acknowledges the inherent imprecision of all loss prediction models. At both December 31, 2015 and December 31, 2014, there was no unallocated allowance for loan and lease losses.
The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans and leases in each category to total loans and leases, net of deferred fees, as of December 31:

Allowance for Loan and Lease Losses Composition
As of December 31,

(dollars in thousands)	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate, net	$54,085	55.3%	$55,184	58.1%	$59,538	59.9%	$67,038	63.9%	$68,513	66.1%
Commercial, net	47,695	19.0%	41,216	19.2%	27,028	27.7%	27,905	24.5%	24,449	23.2%
Residential, net	22,017	22.6%	15,922	20.2%	7,487	11.7%	7,729	11.0%	8,616	10.0%
Consumer & other, net	6,525	3.1%	3,845	2.5%	1,032	0.7%	994	0.6%	1,293	0.7%
Unallocated	—		—		—		—		4,417
Allowance for loan and lease losses	$130,322		$116,167		$95,085		$103,666		$107,288

At December 31, 2015, the recorded investment in loans classified as impaired totaled $52.1 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $788,000.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2014, the total recorded investment in impaired loans was $102.6 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.4 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans at December 31, 2014.

The following table presents a summary of activity in the reserve for unfunded commitments ("RUC"):

Summary of Reserve for Unfunded Commitments Activity
Years Ended December 31,

(in thousands)	2015	2014	2013
Balance, beginning of period	$3,539	$1,436	$1,223
Net change to other expense	35	(1,863)	213
Acquired reserve	—	3,966	—
Balance, end of period	$3,574	$3,539	$1,436

We believe that the ALLL and RUC at December 31, 2015 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

RESIDENTIAL MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our residential mortgage servicing rights asset as of December 31, 2015, 2014, and 2013:

Summary of Residential Mortgage Servicing Rights

Years Ended December 31,

(in thousands)	2015	2014	2013
Balance, beginning of period	$117,259	$47,765	$27,428
Acquired/purchased MSR	—	62,770	—
Additions for new MSR capitalized	35,284	23,311	17,963
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(380)	(5,757)	5,688
Other(2)	(20,346)	(10,830)	(3,314)
Balance, end of period	$131,817	$117,259	$47,765

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of December 31, 2015, 2014, and 2013 was as follows:

(dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Balance of loans serviced for others	$13,047,266	$11,590,310	$4,362,499
MSR as a percentage of serviced loans	1.01%	1.01%	1.09%

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

GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2015 and 2014, we had goodwill of $1.8 billion.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. At December 31, 2014, we had recorded goodwill of $1.8 billion, as compared to $764.3 million at December 31, 2013, with the increase due to the Sterling merger.

At December 31, 2015, we had other intangible assets of $45.5 million, as compared to $56.7 million at December 31, 2014.   As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which includes all deposits except certificates of deposit, are recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. Other intangible assets decreased in 2015 from 2014 as a result of amortization of the other intangible assets of $11.2 million during the year. No impairment losses have been recognized in the periods presented.

DEPOSITS

Total deposits were $17.7 billion at December 31, 2015, an increase of $815.1 million, or 4.8%, as compared to year-end 2014 due to growth in demand, money market and savings deposits, partially offset by a decrease in total time deposits.

The following table presents the deposit balances by major category as of December 31, 2015 and December 31, 2014:

Deposits

	December 31, 2015		December 31, 2014
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Non-interest bearing	$5,318,591	30%	$4,744,804	28%
Interest bearing demand	2,157,376	12%	2,054,994	12%
Money market	6,599,516	37%	6,113,138	36%
Savings	1,136,809	6%	971,185	6%
Time, $100,000 or greater	1,604,446	9%	1,765,721	10%
Time, less than $100,000	890,451	6%	1,242,257	8%
Total	$17,707,189	100%	$16,892,099	100%

The following table presents the scheduled maturities of time deposits of $100,000 and greater as of December 31, 2015:
Maturities of Time Deposits of $100,000 and Greater

(in thousands)	Amount
Three months or less	$494,891
Over three months through six months	299,599
Over six months through twelve months	310,738
Over twelve months	499,218
Time, $100,000 and over	$1,604,446

The Company has brokered deposits, including Certificate of Deposit Account Registry Service ("CDARS") included in time and money market deposits. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. At December 31, 2015, the Company's brokered deposits, including CDARS, were $758.9 million compared to $866.2 million as of December 31, 2014.

BORROWINGS

At December 31, 2015, the Bank had outstanding $304.6 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $888.8 million at December 31, 2015, primarily with the Federal Home Loan Bank ("FHLB"). Term debt outstanding as of December 31, 2015 decreased $117.6 million since December 31, 2014 as a result of maturity payoffs. Advances from the FHLB are secured by investment securities and loans secured by real estate. The FHLB advances have coupon interest rates ranging from 0.54% to 7.10% and mature in 2016 through 2030.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $356.7 million and $350.9 million at December 31, 2015 and December 31, 2014, respectively.  The increase is due to the change in fair value for the junior subordinated debentures elected to be carried at fair value. As of December 31, 2015, the majority of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represent 10.6% and 11.7% of total deposits at December 31, 2015 and at December 31, 2014, respectively. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $5.4 billion at December 31, 2015 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $333.3 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at December 31, 2015. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $153.0 million of dividends paid by the Bank to the Company in 2015.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures. As of December 31, 2015, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $376.7 million during 2015, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $3.5 billion, offset by originations of loans held for sale of $3.5 billion.  This compares to net cash provided by operating activities of $359.2 million during 2014, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $2.3 billion, offset by originations of loans held for sale of $2.1 billion.

Net cash of $1.8 billion used by investing activities during the 2015 consisted principally of $1.8 billion of net changes in loans and $1.1 billion of purchases of investment securities available for sale, partially offset by proceeds from investment securities available for sale of $805.6 million and proceeds from sale of loans and leases of $288.8 million.   This compares to net cash of $242.1 million provided by investing activities during 2014, which consisted principally of proceeds from investment securities available for sale of $1.2 billion, proceeds from the sale of loans and leases of $356.5 million, net cash acquired in acquisition of $116.9 million, partially offset by net loan and lease originations of $943.1 million and purchases of investment securities available for sale of $363.1 million.

Net cash of $548.7 million provided by financing activities during 2015 primarily consisted of $820.2 million increase in net deposits, partially offset by dividends paid on common stock of $134.6 million, and repayment of debt of $265.0 million. This compares to net cash of $213.4 million provided by financing activities during 2014, which consisted primarily of $905.4 million increase in net deposits, partially offset by $496.3 million decrease in net securities sold under agreements to repurchase, $99.2 million of dividends paid on common stock, and repayment of term debt of $97.0 million.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2016, it is possible that our deposit balances for 2016 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

OFF-BALANCE-SHEET-ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 19 and 20 of the Notes to Consolidated Financial Statements in Item 8 below.
The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2015 and maturing as indicated:
Future Contractual Obligations
As of December 31, 2015:

(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits (1)	$16,868,492	$535,346	$294,942	$8,409	$17,707,189
Term debt	525,016	205,000	150,000	5,151	885,167
Junior subordinated debentures (2)	—	—	—	475,427	475,427
Operating leases	30,822	49,562	36,436	43,852	160,672
Other long-term liabilities (3)	3,710	6,925	7,637	52,222	70,494
Total contractual obligations	$17,428,040	$796,833	$489,015	$585,061	$19,298,949
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
As of December 31, 2015, the Company has a liability for unrecognized tax benefits in the amount of $3.3 million, which includes accrued interest of $428,000. As the Company is not able to estimate the period in which this liability will be paid in the future, this amount is not included in the future contractual obligations table above.
CONCENTRATIONS OF CREDIT RISK
Information regarding Concentrations of Credit Risk is included in Note 3, 5, and 19 of the Notes to Consolidated Financial Statements in Item 8 below.
CAPITAL RESOURCES

Shareholders' equity at December 31, 2015 was $3.8 billion, an increase of $71.7 million from December 31, 2014. The increase in shareholders' equity during the year ended was principally due to net income of $222.5 million, offset by other comprehensive loss, net of tax, of $14.6 million and common stock dividends declared of $137.5 million.

The Federal Reserve Board has in place guidelines for risk-based capital requirements applicable to U.S. banks and bank/financial holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet.

On July 2, 2013, the federal banking regulators approved the final proposed rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with the final rules entire requirement phased in on January 1, 2019.

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

Under the final rule, as Umpqua is above $15.0 billion in assets as a result of an acquisition, the combined trust preferred security debt issuances are required to be phased out of Tier 1 and into Tier 2 capital (75% starting in the first quarter of 2015 and 100% starting in the first quarter of 2016). It is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the carrying value of these instruments, including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures in order to support regulatory total capital levels.

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

Under the BASEL III guidelines, capital strength is measured in three tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 6% must be Tier 1 capital and 4.5% must be CET1. Our CETI capital primarily includes shareholders' equity less certain deductions for goodwill and other intangibles, net of taxes, net unrealized gains (losses) on AFS securities, net of tax, and certain DTAs that arise from tax loss and credit carryforwards, and totaled $2.0 billion at December 31, 2015. Tier 1 capital is primarily comprised of common equity Tier 1 capital and qualifying trust preferred securities, less certain additional deductions applied during the phase-in period, totaled $2.1 billion at December 31, 2015. Tier 2 capital components include all, or a portion of, the allowance for loan and lease losses and the portion of trust preferred securities in excess of Tier 1 statutory limits. The total of Tier 1 capital plus Tier 2 capital components is referred to as Total Risk-Based Capital, and was $2.6 billion at December 31, 2015. The percentage ratios, as calculated under the guidelines, were 11.35%, 11.65% and 14.34% for CET1, Tier 1 and Total Risk-Based Capital, respectively, at December 31, 2015. The Tier 1 and Total Risk-Based Capital ratios at December 31, 2014 were 14.44% and 15.20%, respectively.
A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders' equity and qualifying trust preferred securities, less accumulated other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2015 and 2014 were 9.73% and 10.99%, respectively. As of December 31, 2015, the most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.
During the year ended December 31, 2015, the Company made no contributions to the Bank. At December 31, 2015, all four of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines.
During 2015, Umpqua's Board of Directors approved a cash dividend of $0.15 in the first and second quarters and $0.16 in the third and fourth quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy.

There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2015, 2014 and 2013:

Cash Dividends and Payout Ratios per Common Share

	2015	2014	2013
Dividend declared per common share	$0.62	$0.60	$0.60
Dividend payout ratio	61%	76%	69%

The Company's share repurchase plan, which was first approved by the Board and announced in August 2003, provided authority to repurchase up to 15 million shares of our common stock. In 2015, the Board extended the repurchase program for two years to July 31, 2017. As of December 31, 2015, a total of 11.4 million shares remained available for repurchase. The Company repurchased 571,000 shares under the repurchase plan in 2015. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan. In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

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

Gap Analysis

A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match how the volume of interest sensitive assets and interest bearing liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Gap analysis measures interest rate sensitivity at a point in time as the difference between the estimated volumes of asset and liability cash flows or repricing characteristics across various time horizons: immediate to three months, four to twelve months, one to five years, over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The main focus of this interest rate management tool is the gap sensitivity identified as the cumulative one year gap. The table below sets forth interest sensitivity gaps for these different intervals as of December 31, 2015.
Interest Sensitivity Gap

(in thousands)	By Estimated Cash Flow or Repricing Interval
	0-3	4-12	1-5	Over 5	Non-Rate-
	Months	Months	Years	Years	Sensitive	Total
ASSETS
Interest bearing cash and temporary investments	$496,080	$—	$—	$—	$—	$496,080
Trading account assets	9,586	—	—	—	—	9,586
Securities held to maturity	1,844	106	133	5,330	(2,804)	4,609
Securities available for sale	103,706	290,507	1,104,882	949,777	73,667	2,522,539
Loans held for sale	340,302	—	—	—	22,973	363,275
Loans and leases	4,739,762	2,373,255	7,355,645	2,350,753	27,945	16,847,360
Non-interest earning assets	—	—	—	—	3,143,756	3,143,756
Total assets	5,691,280	2,663,868	8,460,660	3,305,860	3,265,537	$23,387,205

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$2,157,376	$—	$—	$—	$—	$2,157,376
Money market deposits	6,599,516	—	—	—	—	6,599,516
Savings deposits	1,136,809	—	—	—	—	1,136,809
Time deposits	682,328	980,120	824,299	8,150	—	2,494,897
Securities sold under agreements to repurchase	304,560	—	—	—	—	304,560
Term debt	150,159	425,041	305,132	5,331	3,106	888,769
Junior subordinated debentures, at fair value	379,390	—	—	—	(123,933)	255,457
Junior subordinated debentures, at amortized cost	85,572	—	—	10,465	5,217	101,254
Non-interest bearing liabilities and shareholders' equity	—	—	—	—	9,448,567	9,448,567
Total liabilities and shareholders' equity	11,495,710	1,405,161	1,129,431	23,946	9,332,957	23,387,205

Interest rate sensitivity gap	(5,804,430)	1,258,707	7,331,229	3,281,914	(6,067,420)
Cumulative interest rate sensitivity gap	$(5,804,430)	$(4,545,723)	$2,785,506	$6,067,420	$—
Cumulative gap as a % of earning assets	(29)%	(22)%	14%	30%

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
Management utilizes an interest rate simulation model to estimate the sensitivity of net interest income to changes in market interest rates. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. These estimates are based upon a number of assumptions for each scenario, including changes in the size or mix of the balance sheet, new volume rates for new balances, the rate of prepayments, and the correlation of pricing to changes in the interest rate environment. For example, for interest bearing deposit balances we may choose to reprice these balances more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Our primary analysis assumes a static balance sheet, both in terms of the total size and mix of our balance sheet, meaning cash flows from the maturity or repricing of assets and liabilities are redeployed in the same instrument at modeled rates. Additionally, the Bank incorporates a three month lag on money market and interest bearing demand deposits. The incorporation of a lag is a result of a deposit pricing study performed in 2015 which shows the Bank historically has been able to lag market rate increases. The Bank did not incorporate deposit pricing lags in 2014 or 2013 analyses.
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

The estimated impact on our net interest income over a time horizon of one year as of December 31, 2015, 2014, and 2013 are indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the "up 200 basis points" scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet of December 31 for each respective year.
Interest Rate Simulation Impact on Net Interest Income
As of December 31,

	2015	2014	2013
Up 300 basis points	2.5%	0.3%	0.8%
Up 200 basis points	1.9%	0.5%	0.8%
Up 100 basis points	1.2%	0.5%	0.6%
Down 100 basis points	(2.7)%	(2.4)%	(2.9)%
Down 200 basis points	(5.7)%	(5.2)%	(6.8)%
Down 300 basis points	(7.8)%	(7.3)%	(10.1)%

Asset sensitivity indicates that in a rising interest rate environment the Company's net interest margin would increase and in decreasing interest rate environment a Company's net interest margin would decrease. Liability sensitivity indicates that in a rising interest rate environment a Company's net interest margin would decrease and in a decreasing interest rate environment a Company's net interest margin would increase. For all years presented, we were "asset-sensitive" meaning we expect our net interest income to increase as market rates increase. The relative level of asset sensitivity as of December 31, 2015 has increased from the prior periods presented due to a key model assumption change to incorporate a three month lag on money market and interest bearing demand accounts. In the decreasing interest rate environments, we show a decline in net interest income as interest bearing assets re-price lower and deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 300 basis points interest rate environments, we do not believe the down 200 and 300 basis point scenarios are plausible given the current level of interest rates.
Interest rate sensitivity in the first year of the net interest income simulation for increasing interest rate scenarios is negatively impacted by the cost of non-maturity deposit repricing immediately while interest earnings assets (primarily the loan and leases held for investment portfolio) reprice at a slower rate based upon the instrument level repricing characteristics (refer to the Interest Sensitivity Gap table above). As a result, interest sensitivity in increasing interest rates scenarios improves in subsequent years as these assets reprice. Management also prepares and reviews the longer term trends of the net interest income simulation to measure and monitor risk. This analysis assumes the same rate shift over the first year of the scenario as described above, and holding steady thereafter. The estimated impact on our net interest income over the first and second year time horizons as it relates to our balance sheet as of December 31, 2015 is indicated in the table below.
Interest Rate Simulation Impact on Net Interest Income
As of December 31, 2015

	Year 1	Year 2
Up 300 basis points	2.5%	0.7%
Up 200 basis points	1.9%	1.1%
Up 100 basis points	1.2%	0.9%
Down 100 basis points	(2.7)%	(7.3)%
Down 200 basis points	(5.7)%	(15.4)%
Down 300 basis points	(7.8)%	(20.6)%

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
Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities
As of December 31,

	2015	2014
Up 300 basis points	(8.1)%	(4.8)%
Up 200 basis points	(4.6)%	(2.2)%
Up 100 basis points	(1.9)%	(0.4)%
Down 100 basis points	0.6%	7.8%
Down 200 basis points	3.4%	7.1%
Down 300 basis points	2.9%	6.6%

As of December 31, 2015, our economic value of equity model indicates a liability sensitive profile. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated economic value of equity. Our overall sensitivity to market interest rate changes as of December 31, 2015 has increased as compared to December 31, 2014. As of December 31, 2015, our estimated economic value of equity (fair value of financial assets and liabilities) exceeded our book value of equity. This result is primarily based on the value placed on the Company's significant amount of noninterest bearing and low cost interest bearing deposits and fixed rates or floors characteristics included in the Company's loan portfolio. While noninterest bearing deposits do not impact the net interest income simulation, the value of these deposits has a significant impact on the economic value of equity model, particularly when market rates are assumed to rise.
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

We have audited the accompanying consolidated balance sheets of Umpqua Holdings Corporation and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Umpqua Holdings Corporation and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Umpqua Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP
Portland, Oregon
February 25, 2016

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

(in thousands, except shares)
	December 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$277,645	$282,455
Interest bearing cash and temporary investments	496,080	1,322,716
Total cash and cash equivalents	773,725	1,605,171
Investment securities
Trading, at fair value	9,586	9,999
Available for sale, at fair value	2,522,539	2,298,555
Held to maturity, at amortized cost	4,609	5,211
Loans held for sale, at fair value	363,275	286,802
Loans and leases	16,847,360	15,327,732
Allowance for loan and lease losses	(130,322)	(116,167)
Net loans and leases	16,717,038	15,211,565
Restricted equity securities	46,949	119,334
Premises and equipment, net	328,734	317,834
Goodwill	1,787,793	1,786,225
Other intangible assets, net	45,508	56,733
Residential mortgage servicing rights, at fair value	131,817	117,259
Other real estate owned	22,307	37,942
FDIC indemnification asset	855	4,417
Bank owned life insurance	291,892	294,296
Deferred tax asset, net	138,082	230,442
Other assets	202,496	228,118
Total assets	$23,387,205	$22,609,903
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$5,318,591	$4,744,804
Interest bearing	12,388,598	12,147,295
Total deposits	17,707,189	16,892,099
Securities sold under agreements to repurchase	304,560	313,321
Term debt	888,769	1,006,395
Junior subordinated debentures, at fair value	255,457	249,294
Junior subordinated debentures, at amortized cost	101,254	101,576
Other liabilities	280,642	269,592
Total liabilities	19,537,871	18,832,277
COMMITMENTS AND CONTINGENCIES (NOTE 19)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 as of December 31, 2015 and 2014; issued and outstanding: 220,171,091 in 2015 and 220,161,120 in 2014	3,520,591	3,519,316
Retained earnings	331,301	246,242
Accumulated other comprehensive (loss) income	(2,558)	12,068
Total shareholders' equity	3,849,334	3,777,626
Total liabilities and shareholders' equity	$23,387,205	$22,609,903

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except per share amounts)
	2015	2014	2013
INTEREST INCOME
Interest and fees on loans and leases	$869,433	$763,803	$398,214
Interest and dividends on investment securities:
Taxable	47,842	45,784	34,146
Exempt from federal income tax	9,647	10,345	8,898
Dividends	708	325	252
Interest on temporary investments and interest bearing deposits	2,236	2,264	1,336
Total interest income	929,866	822,521	442,846
INTEREST EXPENSE
Interest on deposits	29,839	23,815	20,755
Interest on securities sold under agreement to repurchase	173	346	141
Interest on term debt	14,470	12,793	9,248
Interest on junior subordinated debentures	13,750	11,739	7,737
Total interest expense	58,232	48,693	37,881
Net interest income	871,634	773,828	404,965
PROVISION FOR LOAN AND LEASE LOSSES	36,589	40,241	10,716
Net interest income after provision for loan and lease losses	835,045	733,587	394,249
NON-INTEREST INCOME
Service charges on deposits	59,740	54,700	30,952
Brokerage revenue	18,481	18,133	14,736
Residential mortgage banking revenue, net	124,722	77,265	78,885
Gain on investment securities, net	2,922	2,904	209
Gain on loan sales, net	22,380	15,113	2,744
Loss on junior subordinated debentures carried at fair value	(6,306)	(5,090)	(2,197)
Change in FDIC indemnification asset	(853)	(15,151)	(25,549)
BOLI income	8,351	6,835	3,035
Other income	46,287	26,465	20,080
Total non-interest income	275,724	181,174	122,895
NON-INTEREST EXPENSE
Salaries and employee benefits	430,936	355,379	209,991
Occupancy and equipment, net	142,975	111,263	62,067
Communications	20,615	14,728	11,974
Marketing	11,419	9,504	6,062
Services	46,379	49,086	25,483
FDIC assessments	13,480	10,998	6,954
Loss on other real estate owned, net	1,894	4,116	1,248
Intangible amortization	11,225	10,207	4,781
Merger related expenses	45,582	82,317	8,836
Other expenses	39,137	36,465	27,265
Total non-interest expense	763,642	684,063	364,661
Income before provision for income taxes	347,127	230,698	152,483
Provision for income taxes	124,588	83,040	54,192
Net income	$222,539	$147,658	$98,291

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except per share amounts)
	2015	2014	2013
Net income	$222,539	$147,658	$98,291
Dividends and undistributed earnings allocated to participating securities	357	484	788
Net earnings available to common shareholders	$222,182	$147,174	$97,503
Earnings per common share:
Basic	$1.01	$0.79	$0.87
Diluted	$1.01	$0.78	$0.87
Weighted average number of common shares outstanding:
Basic	220,327	186,550	111,938
Diluted	221,045	187,544	112,176

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Net income	$222,539	$147,658	$98,291
Available for sale securities:
Unrealized (losses) gains arising during the period	(20,860)	31,215	(48,755)
Reclassification adjustment for net gains realized in earnings (net of tax expense $1,125, $1,162, and $84 in 2015, 2014, and 2013, respectively)	(1,797)	(1,742)	(125)
Income tax benefit (expense) related to unrealized (losses) gains	8,031	(12,486)	19,502
Net change in unrealized (losses) gains	(14,626)	16,987	(29,378)
Held to maturity securities:
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity (net of tax benefit of $37 for both 2014 and 2013, respectively)	—	57	56
Net change in unrealized losses related to factors other than credit	—	57	56
Other comprehensive (loss) income, net of tax	(14,626)	17,044	(29,322)
Comprehensive income	$207,913	$164,702	$68,969

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except shares)				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2013	111,889,959	$1,512,400	$187,293	$24,346	$1,724,039
Cumulative Effect Adjustment ASU 2014-01			(3,439)		(3,439)
Restated balance at January 1, 2013			183,854		1,720,600
Net income			98,291		98,291
Other comprehensive loss, net of tax				(29,322)	(29,322)
Stock-based compensation		5,017			5,017
Stock repurchased and retired	(584,677)	(9,360)			(9,360)
Issuances of common stock under stock plans and related net tax benefit	667,921	6,428			6,428
Cash dividends on common stock ($0.60 per share)			(67,737)		(67,737)
Balance at December 31, 2013	111,973,203	$1,514,485	$214,408	$(4,976)	$1,723,917

BALANCE AT JANUARY 1, 2014	111,973,203	$1,514,485	$214,408	$(4,976)	$1,723,917
Net income			147,658		147,658
Other comprehensive income, net of tax				17,044	17,044
Stock issued in connection with merger (1)	104,385,087	1,989,030			1,989,030
Stock-based compensation		15,292			15,292
Stock repurchased and retired	(403,828)	(7,183)			(7,183)
Issuances of common stock under stock plans and related net tax benefit (2)	4,206,658	7,692			7,692
Cash dividends on common stock ($0.60 per share)			(115,824)		(115,824)
Balance at December 31, 2014	220,161,120	$3,519,316	$246,242	$12,068	$3,777,626

BALANCE AT JANUARY 1, 2015	220,161,120	$3,519,316	$246,242	$12,068	$3,777,626
Net income			222,539		222,539
Other comprehensive loss, net of tax				(14,626)	(14,626)
Stock-based compensation		14,383			14,383
Stock repurchased and retired	(844,215)	(14,589)			(14,589)
Issuances of common stock under stock plans and related net tax benefit	854,186	1,481			1,481
Cash dividends on common stock ($0.62 per share)			(137,480)		(137,480)
Balance at December 31, 2015	220,171,091	$3,520,591	$331,301	$(2,558)	$3,849,334

(1) The amount of common stock issued in connection with the merger is net of $784,000 of issuance costs.
(2) The shares issued include 2,889,996 warrants exercised.

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$222,539	$147,658	$98,291
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	99,966	80,027	8,045
Amortization of investment premiums, net	23,544	20,822	32,663
Gain on sale of investment securities, net	(2,922)	(2,904)	(209)
Gain on sale of other real estate owned	(888)	(127)	(912)
Valuation adjustment on other real estate owned	2,782	3,728	2,160
Provision for loan and lease losses	36,589	40,241	10,716
Change in cash surrender value of bank owned life insurance	(8,501)	(9,713)	(4,280)
Change in FDIC indemnification asset	853	15,151	25,549
Depreciation, amortization and accretion	51,593	39,209	23,636
Loss on sale of premises and equipment	3,655	1,482	639
Increase in residential mortgage servicing rights	(35,284)	(23,311)	(17,963)
Change in residential mortgage servicing rights carried at fair value	20,726	16,587	(2,374)
Change in junior subordinated debentures carried at fair value	6,163	5,849	2,193
Stock-based compensation	14,383	15,292	5,017
Net decrease (increase) in trading account assets	413	452	(2,211)
Gain on sale of loans	(150,855)	(93,294)	(65,644)
Change in loans held for sale carried at fair value	696	(9,688)	14,503
Origination of loans held for sale	(3,497,920)	(2,146,829)	(1,599,683)
Proceeds from sales of loans held for sale	3,549,226	2,267,471	1,863,548
Excess tax benefits from the exercise of stock options	(556)	(1,626)	(65)
Change in other assets and liabilities:
Net decrease (increase) in other assets	25,248	(45,913)	31,902
Net increase (decrease) in other liabilities	15,290	38,632	(7,589)
Net cash provided by operating activities	376,740	359,196	417,932
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(1,074,205)	(363,064)	(51,191)
Purchases of investment securities held to maturity	—	—	(2,126)
Proceeds from investment securities available for sale	805,640	1,238,676	803,866
Proceeds from investment securities held to maturity	598	741	1,353
Redemption of restricted equity securities	72,442	5,615	2,758
Net change in loans and leases	(1,816,164)	(943,075)	(391,185)
Proceeds from sales of loans	288,805	356,464	63,042
Proceeds from insurance settlement on loss of property	—	—	575
Net change in premises and equipment	(69,341)	(59,514)	(34,224)
Proceeds from bank owned life insurance death benefit	5,351	3,723	1,173
Proceeds from redemption of bank owned life insurance cash surrender value	6,476	—	—
Net change in proceeds from FDIC indemnification asset	684	(2,667)	5,332
Proceeds from sales of other real estate owned	22,803	15,931	26,522
Net cash paid in divestiture	—	(127,557)	—
Net cash acquired (paid) in acquisition, net of consideration paid	—	116,867	(149,658)
Net cash (used) provided by investing activities	(1,756,911)	242,140	276,237

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (Continued) For the Years Ended December 31, 2015, 2014 and 2013 (in thousands)
	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit liabilities	820,210	905,396	(261,184)
Net (decrease) increase in securities sold under agreements to repurchase	(8,761)	(496,307)	87,807
Proceeds from term debt borrowings	150,000	—	—
Repayment of term debt borrowings	(264,998)	(97,003)	(211,727)
Repayment of junior subordinated debentures	—	—	(8,764)
Dividends paid on common stock	(134,618)	(99,233)	(50,768)
Excess tax benefits from stock based compensation	556	1,626	65
Proceeds from stock options exercised	925	6,116	6,398
Repurchases and retirement of common stock	(14,589)	(7,183)	(9,360)
Net cash provided (used) by financing activities	548,725	213,412	(447,533)
Net (decrease) increase in cash and cash equivalents	(831,446)	814,748	246,636
Cash and cash equivalents, beginning of period	1,605,171	790,423	543,787
Cash and cash equivalents, end of period	$773,725	$1,605,171	$790,423

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$67,884	$55,235	$40,826
Income taxes	$13,263	$7,098	$41,993
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized losses on investment securities available for sale, net of taxes	$(14,626)	$16,987	$(29,378)
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$—	$57	$56
Cash dividend declared on common stock and payable after period-end	$35,281	$33,109	$16,936
Transfer of loans to other real estate owned	$9,062	$24,873	$24,193
Transfer from FDIC indemnification asset to due from FDIC and other	$2,709	$3,606	$4,075
Acquisitions:
Assets acquired	$—	$9,877,572	$376,071
Liabilities assumed	$—	$8,767,025	$219,961
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Nature of Operations-Umpqua Holdings Corporation (the "Company") is a financial holding company with headquarters in Portland, Oregon, that is engaged primarily in the business of commercial and retail banking and the delivery of retail brokerage services. The Company provides a wide range of banking, wealth management, mortgage and other financial services to corporate, institutional and individual customers through its wholly-owned banking subsidiary Umpqua Bank (the "Bank"). The Company engages in the retail brokerage business through its wholly-owned subsidiary Umpqua Investments, Inc. ("Umpqua Investments"). The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company. In 2015, we formed Pivotus Ventures, Inc. as a wholly-owned subsidiary of Umpqua Holdings Corporation.  Pivotus will focus on advancing bank innovation by developing new bank platforms that could have a significant impact on the experience and economics of banking.
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
Consolidation-The accompanying consolidated financial statements include the accounts of the Company, the Bank, Umpqua Investments, and Pivotus. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2015, the Company had 25 wholly-owned trusts ("Trusts") that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company's consolidated balance sheet as junior subordinated debentures.
Subsequent events-The Company has evaluated events and transactions subsequent to December 31, 2015 for potential recognition or disclosure.
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
Investment Securities-Debt securities are classified as held to maturity if the Company has both the intent and ability to hold those securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of purchase premiums and accretion of purchase discounts, computed by the effective interest method over their contractual lives.
Securities are classified as available for sale if the Company intends and has the ability to hold those securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized holding gains or losses are included in other comprehensive income ("OCI") as a separate component of shareholders' equity, net of tax. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.
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

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment ("OTTI") or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.  For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income. Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows.  The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings.  If there is an indication of additional credit losses, the security is re-evaluated.
Loans Held for Sale-The Company has elected to account for loans held for sale, which is comprised of residential mortgage loans, at fair value. Fair value is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding and changes in the fair value of related servicing asset, resulting in revaluation adjustments to the recorded fair value. The inputs used in the fair value measurements are considered Level 2 inputs. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in the fair value of derivative instruments that are used as economic hedges to loans held for sale. Loan origination fees and direct origination costs are recognized immediately in net income in accordance with the fair value option accounting requirements. Interest income on loans held for sale is included in interest income in the Consolidated Statements of Income and recognized when earned. Loans held for sale are placed on nonaccrual in a manner consistent with loans held for investment.
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

The purchased impaired loan portfolio also includes revolving lines of credit with funded and unfunded commitments. The funded portion of these loans, representing the balances outstanding at the time of acquisition, are accounted for as purchased impaired. The unfunded portion of these loans as of the acquisition date as well as any additional advances on these loans subsequent to the acquisition date are not classified as purchased impaired, and are accounted for similar to newly originated loans.
For purchased non-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income using the effective interest method over the remaining period to contractual maturity or until repayment in full or sale of the loan.

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
Loans and leases are reported as past due when installment payments, interest payments, or maturity payments are past due based on contractual terms. All loans and leases determined to be impaired are individually assessed for impairment except for homogeneous loans which are collectively evaluated for impairment. The specific factors considered in determining that a loan or lease is impaired include borrower financial capacity, current economic, business and market conditions, collection efforts, collateral position and other factors deemed relevant. Generally, impaired loans and leases are placed on non-accrual status and all cash receipts are applied to the principal balance.  Continuation of accrual status and recognition of interest income on impaired loans and leases is generally limited to performing restructured loans.

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
Management believes that the ALLL was adequate as of December 31, 2015. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Reserve for Unfunded Commitments-A reserve for unfunded commitments ("RUC") is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Bank's commitment to lend funds under existing agreements, such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for loan and lease losses. Provisions for unfunded commitment losses are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets.
Loan and Lease Fees and Direct Loan Origination Costs-Origination and commitment fees and direct loan origination costs for loans and leases held for investment are deferred and recognized as an adjustment to the yield over the life of the portfolio loans and leases.
Restricted Equity Securities-Restricted equity securities were $46.9 million and $119.3 million at December 31, 2015 and 2014, respectively. Federal Home Loan Bank stock amounted to $45.5 million and $117.9 million of the total restricted securities as of December 31, 2015 and 2014, respectively. Federal Home Loan Bank stock represents the Bank's investment in the Federal Home Loan Banks of Des Moines and San Francisco ("FHLB") stock and is carried at par value, which reasonably approximates its fair value. Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management's determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time the situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.
As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2015, the Bank's minimum required investment in FHLB stock was $45.5 million. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB. The remaining restricted equity securities balance primarily represents an investment in Pacific Coast Bankers' Bancshares stock.
Premises and Equipment-Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful life of equipment, generally three to ten years, on a straight-line or accelerated basis. Depreciation is provided over the estimated useful life of premises, up to 39 years, on a straight-line or accelerated basis. Generally, leasehold improvements are amortized over the life of the related lease, or the life of the related asset, whichever is shorter. Expenditures for major renovations and betterments of the Company's premises and equipment are capitalized. The Company purchases, as well as internally develops and customizes, certain software to enhance or perform internal business functions. Software development costs incurred in the preliminary project stages are charged to non-interest expense. Costs associated with designing software configuration, installation, coding programs and testing systems are capitalized and amortized using the straight-line method over three years.
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
The expected life of the loan can vary from management's estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management's estimates would negatively impact the recorded value of the residential mortgage servicing rights. The value of the residential mortgage servicing rights is also dependent upon the discount rate used in the model, which management reviews on an ongoing basis using current market rates. A significant increase in the discount rate would reduce the value of residential mortgage servicing rights.
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
For purposes of evaluating and measuring impairment, the fair value of Commercial and SBA servicing rights are measured using a discounted estimated net future cash flow model as described above.  Any impairment is measured as the amount by which the carrying value of servicing rights for an interest rate-stratum exceeds its fair value. No impairment charges were recorded for the years ended December 31, 2015, 2014 and 2013, related to these servicing assets.
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
Other Real Estate Owned- Other real estate owned ("OREO") represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, OREO is recorded at fair value less costs to sell the property, which becomes the property's new basis. Any write-downs at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Subsequent valuation adjustments are recognized within net loss on OREO. Revenue and expenses from operations are included in other non-interest expense in the Consolidated Statements of Income.
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

Derivatives-The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. The commitments to originate mortgage loans held for sale and the related forward delivery contracts are considered derivatives. The Bank also executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are hedged by simultaneously entering into an offsetting interest rate swap that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. The Company considers all free-standing derivatives as economic hedges and recognizes these derivatives as either assets or liabilities in the balance sheet, and requires measurement of those instruments at fair value through adjustments to current earnings. None of the Company's derivatives are designated as hedging instruments.
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
Operating Segments- Public enterprises are required to report certain information about their operating segments in its financial statements. They are also required to report certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. Management has identified two primary business segments, Community Banking and Home Lending.
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

The fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option-pricing model or a Monte Carlo simulation pricing model. Expected volatility is based on the historical volatility of the price of the Company's common stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules, and represents the period of time that options granted are expected to be outstanding. The expected dividend yield is based on dividend trends and the market value of the Company's common stock at the time of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant corresponding to the estimated expected term of the options granted.
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
Application of New Accounting Guidance
As of January 1, 2015, Umpqua adopted the Financial Accounting Standards Board's ("FASB") Accounting Standard Update ("ASU") No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. Application of ASU No. 2014-01 provides for a consistent accounting method for our investments in qualified affordable housing projects using a proportional amortization method. As required by ASU No. 2014-01, the new accounting methodology has been retrospectively applied resulting in changes to other non-interest income, tax expense, and net income, deferred tax asset, other assets, and retained earnings in the prior periods presented. The effect of this change was a decrease in net income of $440,000 for the year ended December 31, 2015, an increase in net income of $138,000 for the year ended December 31, 2014 and a decrease of $70,000 for the year ended December 31, 2013. Retained earnings as of January 1, 2013, has been adjusted down by $3.4 million for the effect of the retroactive application of the new standard.

As of January 1, 2015, Umpqua applied FASB ASU No. 2014-04, Receivables -Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when a repossession or foreclosure has occurred. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. Umpqua has applied this ASU by adding additional disclosures to Note 10, Other Real Estate Owned, Net.

Recently Issued Accounting Pronouncements-
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

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU can be applied prospectively or retrospectively and are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not expect the ASU to have a material impact on the Company's consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the characteristics and risks of a host contract in a hybrid financial instrument issued in the form of a share. One criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are "clearly and closely related" to the host contract. In making that evaluation, an issuer or investor must consider all terms and features in a hybrid financial instrument including the embedded derivative feature that is being evaluated for separate accounting or may consider all terms and features in the hybrid financial instrument except for the embedded derivative feature that is being evaluated for separate accounting. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not expect the ASU to have a material impact on the Company's consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20). The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on simplifying the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities by reducing the number of consolidation model from four to two, among other changes. The ASU will be effective for periods beginning after December 15, 2015, while early adoption is permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU No. 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU No. 2015-03 should be applied on a retrospective basis. The adoption of ASU No. 2015-03 is not expected to have a material impact on the Company's consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for certain provisions. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

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

•	Holders of shares of common stock of Sterling had the right to receive 1.671 shares of the Company's common stock and $2.18 in cash for each share of Sterling common stock.

•	Each outstanding warrant issued by Sterling converted into a warrant exercisable for 1.671 shares of the Company's common stock and $2.18 in cash for each warrant when exercised;

•	Each outstanding option to purchase a share of Sterling common stock converted into an option to purchase 1.7896 shares of Company's common stock, subject to vesting conditions; and

•	Each outstanding restricted stock unit in respect of Sterling common stock converted into a restricted stock unit in respect of 1.7896 shares the Company common stock, subject to vesting conditions.

A summary of the consideration paid, the assets acquired and liabilities assumed in the Merger are presented below:

(in thousands)	Sterling
	April 18, 2014
Fair value of consideration to Sterling shareholders:
Cash paid		$136,200
Liability recorded for warrants' cash payment per share		6,453
Fair value of common shares issued		1,939,497
Fair value of warrants, common stock options, and restricted stock exchanged		50,317
Total consideration		2,132,467
Fair value of assets acquired:
Cash and cash equivalents	$253,067
Investment securities	1,378,300
Loans held for sale	214,911
Loans and leases	7,124,553
Premises and equipment	116,576
Residential mortgage servicing rights	62,770
Other intangible assets	54,562
Other real estate owned	8,666
Bank owned life insurance	193,246
Deferred tax asset	299,477
Accrued interest receivable	23,553
Other assets	148,906
Total assets acquired	9,878,587
Fair value of liabilities assumed:
Deposits	7,086,052
Securities sold under agreements to repurchase	584,746
Term debt	854,737
Junior subordinated debentures	156,171
Other liabilities	87,902
Total liabilities assumed	$8,769,608
Net assets acquired		1,108,979
Goodwill		$1,023,488

Amounts recorded are the estimated fair value. The primary reason for the Merger was to continue the Company's growth strategy, including expanding our geographic footprint in markets throughout the West Coast. All of the goodwill recorded has been attributed to the Community Banking segment and reporting unit. The Community Banking segment will benefit from the cost saves and greater economy of scales to deliver financial solutions to its customers. None of the goodwill will be deductible for income tax purposes.

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

The operations of Sterling are included in our operating results beginning on April 19, 2014, and contributed an estimated net interest income of $339.3 million and net income of $64.7 million for the year ended December 31, 2014. For the year ended December 31, 2015, the operations of attributed to Sterling contributed an estimated net interest income of $435.5 million and net income of $132.0 million.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. These merger related expenses are recorded in accordance with a Board approved accounting policy with respect to merger related charges, including internal and external charges. These expenses include acquisition related expenses, facility closure related costs, customer communications, restructuring expenses (including associate severance and retention charges) and expenses related to conversions of systems, including consulting costs. The following table provides a breakout of Merger related expense for the year ended December 31, 2015 and 2014.

(in thousands)	Year ended December 31,
	2015	2014
Legal and professional	$21,849	$22,276
Personnel	11,564	18,837
Premises and equipment	6,640	3,677
Communication	2,309	2,522
Contract termination	154	10,378
Charitable contributions	—	10,000
Investment banking fees	—	9,573
Other	3,066	5,054
Total Merger related expense	$45,582	$82,317

The following table presents unaudited pro forma results of operations for the years ended December 31, 2014 and 2013, as if the Sterling Merger had occurred on January 1, 2013. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2013. The pro forma results include the impact of certain acquisition accounting adjustments including accretion of loan discount, intangible assets amortization and deposit, borrowing premium accretion, and other reclasses of expenses between years. These adjustments increased pro forma net income by $54.4 million and $12.9 million for the years ended December 31, 2014 and 2013, respectively.

(in thousands, except per share data)	Pro Forma
	Year Ended
	December 31,
	2014	2013
Net interest income	$910,715	$873,972	(1),(2),(3)
Provision for loan and lease losses	40,241	10,716
Non-interest income	205,557	242,609	(4),(5),(6)
Non-interest expense	750,069	802,371	(7), (8)
Income before provision for income taxes	325,962	303,494
Provision for income taxes	118,679	98,603
Net income	207,283	204,891
Dividends and undistributed earnings allocated to participating securities	484	788
Net earnings available to common shareholders	$206,799	$204,103
Earnings per share:
Basic	$0.91	$0.94
Diluted	$0.90	$0.93
Average shares outstanding:
Basic	227,807	216,025
Diluted	229,690	218,508

(1) Includes $31.9 million and $127.5 million of incremental loan discount accretion for the years ended December 31, 2014 and 2013, respectively.
(2) Includes a reduction of interest income of $1.8 million and $6.6 million related to investment securities premium amortization for the years ended December 31, 2014 and 2013, respectively.
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
(8) The year ended December 31, 2014 included a net decrease of $52.6 million of merger expenses. The year ended December 31, 2013 was adjusted to include $98.2 million of merger expenses.

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

The operations of FinPac are included in our operating results from July 1, 2013, and added revenue of $66.1 million, non-interest expense of $15.9 million, and net income of $18.7 million net of tax, for the year ended December 31, 2013. FinPac's results of operations prior to the acquisition are not included in our operating results. There are $110,000 FinPac merger related expenses for the year ended December 31, 2014. FinPac merger related expenses were $1.6 million for the year ended December 31, 2013.

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

Note 3 – Cash and Cash Equivalents
The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balance at December 31, 2015 and 2014 was approximately $130.5 million and $80.7 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

Umpqua had restricted cash included in cash and due from banks on the balance sheet of $58.8 million as of December 31, 2015, and $43.7 million as of December 31, 2014, relating mostly to collateral required on interest rate swaps as discussed in Note 20. Restricted cash included in interest bearing cash and temporary investments on the balance sheet was $3.9 million as of December 31, 2015, and $4.0 million as of December 31, 2014, relating to collateral requirements for derivatives for mortgage banking activities.

Note 4 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2015 and 2014:

December 31, 2015

(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$300,998	$12,741	$(622)	$313,117
Residential mortgage-backed securities and collateralized mortgage obligations	2,223,742	7,218	(23,540)	2,207,420
Investments in mutual funds and other equity securities	1,959	43	—	2,002
	$2,526,699	$20,002	$(24,162)	$2,522,539
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,609	$981	$—	$5,590
	$4,609	$981	$—	$5,590

December 31, 2014

(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$213	$16	$—	$229
Obligations of states and political subdivisions	325,189	14,056	(841)	338,404
Residential mortgage-backed securities and collateralized mortgage obligations	1,951,514	17,398	(11,060)	1,957,852
Investments in mutual funds and other equity securities	2,016	54	—	2,070
	$2,278,932	$31,524	$(11,901)	$2,298,555
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$5,088	$358	$(15)	$5,431
Other investment securities	123	—	—	123
	$5,211	$358	$(15)	$5,554

Investment securities that were in an unrealized loss position as of December 31, 2015 and December 31, 2014 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

December 31, 2015

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$2,530	$83	$8,208	$539	$10,738	$622
Residential mortgage-backed securities and collateralized mortgage obligations	1,256,994	14,465	334,981	9,075	1,591,975	23,540
Total temporarily impaired securities	$1,259,524	$14,548	$343,189	$9,614	$1,602,713	$24,162

December 31, 2014

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	11,100	547	8,550	294	19,650	841
Residential mortgage-backed securities and collateralized mortgage obligations	220,577	815	495,096	10,245	715,673	11,060
Total temporarily impaired securities	$231,677	$1,362	$503,646	$10,539	$735,323	$11,901
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$224	$15	$—	$—	$224	$15
Total temporarily impaired securities	$224	$15	$—	$—	$224	$15

The unrealized losses on obligations of states and political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of states and political subdivisions which are in an unrealized loss position as of December 31, 2015. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, these investments are not considered other-than-temporarily impaired.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2015 are issued or guaranteed by government sponsored enterprises. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, these investments are not considered other-than-temporarily impaired.

The following table presents the maturities of investment securities at December 31, 2015:

(in thousands)	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$4,648	$4,673	$—	$—
Over three months through twelve months	72,886	73,615	6	8
After one year through five years	1,646,982	1,648,510	257	760
After five years through ten years	602,427	595,462	332	808
After ten years	197,797	198,277	4,014	4,014
Other investment securities	1,959	2,002	—	—
	$2,526,699	$2,522,539	$4,609	$5,590

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the years ended December 31, 2015, 2014 and 2013:

(in thousands)	2015		2014		2013
	Gains	Losses	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$13	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	631	—	3	1	10	1
Residential mortgage-backed securities and collateralized mortgage obligations	3,119	841	2,902	—	—	—
Other debt securities	—	—	—	—	200	—
	$3,763	$841	$2,905	$1	$210	$1

The following table presents, as of December 31, 2015, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$816	$834
To state and local governments to secure public deposits	1,719,779	1,719,098
Other securities pledged principally to secure repurchase agreements	470,883	467,936
Total pledged securities	$2,191,478	$2,187,868

Note 5 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of December 31, 2015 and 2014:

(in thousands)	December 31,	December 31,
	2015	2014
Commercial real estate
Non-owner occupied term, net	$3,140,845	$3,290,610
Owner occupied term, net	2,691,921	2,633,864
Multifamily, net	3,074,918	2,638,618
Construction & development, net	301,892	258,722
Residential development, net	99,459	81,846
Commercial
Term, net	1,425,009	1,396,089
LOC & other, net	1,043,076	1,029,620
Leases and equipment finance, net	729,161	523,114
Residential
Mortgage, net	2,890,223	2,233,735
Home equity loans & lines, net	923,667	852,478
Consumer & other, net	527,189	389,036
Total loans, net of deferred fees and costs	$16,847,360	$15,327,732

The loan balances are net of deferred fees and costs of $47.0 million and $26.3 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, loans totaling $9.9 billion were pledged to secure borrowings and available lines of credit. Net loans include discounts on acquired loans of $105.6 million and $236.6 million as of December 31, 2015 and 2014, respectively.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $540.4 million and $770.9 million at December 31, 2015 and 2014, respectively. The carrying balance of purchased impaired loans was $438.1 million and $562.9 million at December 31, 2015 and 2014, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the year ended December 31, 2015, and 2014:

(in thousands)	Year ended
	December 31, 2015
	Evergreen	Rainer	Nevada Security	Circle	Sterling	Total
Balance, beginning of period	$9,466	$49,989	$23,666	$796	$117,782	$201,699
Accretion to interest income	(4,521)	(14,981)	(8,445)	(262)	(31,856)	(60,065)
Disposals	(3,642)	(6,689)	(4,150)	(342)	(17,763)	(32,586)
Reclassifications from nonaccretable difference	3,806	9,599	2,853	37	7,486	23,781
Balance, end of period	$5,109	$37,918	$13,924	$229	$75,649	$132,829

	Year ended
	December 31, 2014
	Evergreen	Rainer	Nevada Security	Circle	Sterling	Total
Balance, beginning of period	$20,063	$71,789	$34,632	$1,140	$—	$127,624
Additions	—	—	—	—	110,757	110,757
Accretion to interest income	(11,340)	(18,264)	(13,791)	(344)	(18,408)	(62,147)
Disposals	(5,457)	(11,217)	(5,841)	—	(9,951)	(32,466)
Reclassifications from nonaccretable difference	6,200	7,681	8,666	—	35,384	57,931
Balance, end of period	$9,466	$49,989	$23,666	$796	$117,782	$201,699

The following table presents the net investment in direct financing leases and loans, net as of December 31, 2015 and 2014:

(in thousands)	December 31,	December 31,
	2015	2014
Minimum lease payments receivable	$345,495	$283,942
Estimated guaranteed and unguaranteed residual values	38,447	9,158
Initial direct costs - net of accumulated amortization	12,336	9,140
Unearned income	(71,696)	(55,868)
Equipment finance loans, including unamortized deferred fees and costs	404,364	275,639
Accretable yield/purchase accounting adjustments	215	1,103
Net investment in direct financing leases and loans	$729,161	$523,114

Allowance for credit losses	(23,265)	(14,369)

Net investment in direct financing leases and loans - net	$705,896	$508,745

The following table presents the scheduled minimum lease payments receivable, excluding equipment finance loans, as of December 31, 2015:

(in thousands)
Year	Amount
2016	$122,812
2017	96,059
2018	65,473
2019	36,122
2020	13,984
Thereafter	11,045
$345,495

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes loans and leases sold by loan portfolio during the years ended December 31, 2015 and 2014:

(in thousands)	2015	2014
Commercial real estate
Non-owner occupied term	$7,955	$15,500
Owner occupied term	49,991	87,385
Multifamily	435	60,508
Construction & development	—	566
Residential development	—	800
Commercial
Term	6,212	30,497
LOC & other	750	6,061
Residential
Mortgage	201,081	108,246
Home equity loans & lines	—	24,445
Consumer & other	—	7,344
Total	$266,424	$341,352

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

Management believes that the ALLL was adequate as of December 31, 2015. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

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

Activity in the Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the years ended December 31, 2015 and 2014:

(in thousands)	December 31, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$55,184	$41,216	$15,922	$3,845	$116,167
Charge-offs	(6,194)	(15,875)	(879)	(12,623)	(35,571)
Recoveries	2,682	5,001	641	4,813	13,137
Provision	2,413	17,353	6,333	10,490	36,589
Balance, end of period	$54,085	$47,695	$22,017	$6,525	$130,322

	December 31, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$59,538	$27,028	$7,487	$1,032	$95,085
Charge-offs	(8,030)	(16,824)	(1,855)	(3,469)	(30,178)
Recoveries	2,539	6,744	462	1,274	11,019
Provision (recapture)	1,137	24,268	9,828	5,008	40,241
Balance, end of period	$55,184	$41,216	$15,922	$3,845	$116,167

The valuation allowance on purchased impaired loans was increased by provision expense, which includes amounts related to subsequent deterioration of purchased impaired loans of $2.1 million for the year ended December 31, 2015, and $2.6 million for the year ended December 31, 2014, respectively. The increase due to the provision expense of the valuation allowance on purchased impaired loans was offset by recaptured provision of $2.9 million for the year ended December 31, 2015, and $1.7 million for the year ended December 31, 2014, respectively.

The following table presents the allowance and recorded investment in loans and leases by portfolio segment and balances individually or collectively evaluated for impairment as of December 31, 2015 and 2014:

(in thousands)	December 31, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$51,085	$46,941	$21,215	$6,423	$125,664
Individually evaluated for impairment	281	507	—	—	788
Loans acquired with deteriorated credit quality	2,719	247	802	102	3,870
Total	$54,085	$47,695	$22,017	$6,525	$130,322
Loans and leases:
Collectively evaluated for impairment	$8,941,213	$3,141,682	$3,750,023	$524,225	$16,357,143
Individually evaluated for impairment	28,119	23,994	—	—	52,113
Loans acquired with deteriorated credit quality	339,703	31,570	63,867	2,964	438,104
Total	$9,309,035	$3,197,246	$3,813,890	$527,189	$16,847,360

(in thousands)	December 31, 2014
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$49,243	$38,201	$15,858	$3,118	$106,420
Individually evaluated for impairment	1,088	320	—	—	1,408
Loans acquired with deteriorated credit quality	4,853	2,695	64	727	8,339
Total	$55,184	$41,216	$15,922	$3,845	$116,167
Loans and leases:
Collectively evaluated for impairment	$8,374,716	$2,884,388	$3,084,633	$318,572	$14,662,309
Individually evaluated for impairment	69,636	32,936	—	—	102,572
Loans acquired with deteriorated credit quality	459,308	31,499	1,580	70,464	562,851
Total	$8,903,660	$2,948,823	$3,086,213	$389,036	$15,327,732

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the RUC and unfunded commitments for the years ended December 31, 2015 and 2014:

(in thousands)	December 31, 2015	December 31, 2014
Balance, beginning of period	$3,539	$1,436
Net change to other expense	35	(1,863)
Acquired reserve	—	3,966
Balance, end of period	$3,574	$3,539

(in thousands)
Total
Unfunded loan and lease commitments:
December 31, 2015	$3,723,520
December 31, 2014	$3,000,505

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following table summarizes our non-accrual loans and leases and loans and leases past due by loan and lease class as of December 31, 2015 and December 31, 2014:

(in thousands)	December 31, 2015
	Greater Than	60 to 89	Greater Than				Total
	30 to 59 Days	Days	90 Days and	Total	Non-	Current &	Loans
	Past Due	Past Due	Accruing	Past Due	accrual	Other (1)	and Leases
Commercial real estate
Non-owner occupied term, net	$1,312	$2,776	$137	$4,225	$2,633	$3,133,987	$3,140,845
Owner occupied term, net	2,394	1,150	423	3,967	5,928	2,682,026	2,691,921
Multifamily, net	408	—	—	408	—	3,074,510	3,074,918
Construction & development, net	—	2,959	—	2,959	—	298,933	301,892
Residential development, net	—	—	—	—	—	99,459	99,459
Commercial
Term, net	298	333	—	631	15,185	1,409,193	1,425,009
LOC & other, net	1,907	92	8	2,007	664	1,040,405	1,043,076
Leases and equipment finance, net	2,933	3,499	822	7,254	4,801	717,106	729,161
Residential
Mortgage, net	31	2,444	10,057	12,532	—	2,877,691	2,890,223
Home equity loans & lines, net	1,084	643	3,080	4,807	—	918,860	923,667
Consumer & other, net	3,271	889	642	4,802	4	522,383	527,189
Total, net of deferred fees and costs	$13,638	$14,785	$15,169	$43,592	$29,215	$16,774,553	$16,847,360

(1) Other includes purchased credit impaired loans of $438.1 million.

(in thousands)	December 31, 2014
	Greater Than	60 to 89	Greater Than				Total
	30 to 59 Days	Days	90 Days and	Total	Non-	Current &	Loans
	Past Due	Past Due	Accruing	Past Due	accrual	Other (1)	and Leases
Commercial real estate
Non-owner occupied term, net	$452	$—	$283	$735	$8,957	$3,280,918	$3,290,610
Owner occupied term, net	2,304	347	—	2,651	8,292	2,622,921	2,633,864
Multifamily, net	—	512	—	512	300	2,637,806	2,638,618
Construction & development, net	1,091	—	—	1,091	—	257,631	258,722
Residential development, net	6,155	—	—	6,155	—	75,691	81,846
Commercial
Term, net	1,098	242	3	1,343	19,097	1,375,649	1,396,089
LOC & other, net	1,637	1,155	1,223	4,015	8,825	1,016,780	1,029,620
Leases and equipment finance, net	1,482	1,695	695	3,872	5,084	514,158	523,114
Residential
Mortgage, net	8	1,224	4,289	5,521	655	2,227,559	2,233,735
Home equity loans & lines, net	1,924	702	749	3,375	615	848,488	852,478
Consumer & other, net	2,133	498	270	2,901	216	385,919	389,036
Total, net of deferred fees and costs	$18,284	$6,375	$7,512	$32,171	$52,041	$15,243,520	$15,327,732

(1) Other includes purchased credit impaired loans of $562.9 million.

Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral dependent loans.  Therefore, the non-accrual loans as of December 31, 2015 have already been written-down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value. The only impaired loans accruing interest at each respective date represent certain restructured loans on accrual status. In order for a restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

The following tables summarize our impaired loans, including average recorded investment and interest income recognized on impaired loans, by loan class for the years ended December 31, 2015 and 2014:

(in thousands)	December 31, 2015
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$8,633	$1,946	$6,260	$91
Owner occupied term, net	7,476	4,340	3,072	40
Multifamily, net	3,519	—	3,519	49
Construction & development, net	1,091	—	1,091	11
Residential development, net	7,889	—	7,891	90
Commercial
Term, net	26,106	14,788	6,220	283
LOC & other, net	3,470	664	2,322	224
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$58,184	$21,738	$30,375	$788

(in thousands)	December 31, 2014
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$42,793	$16,916	$22,190	$502
Owner occupied term, net	16,339	8,290	7,655	364
Multifamily, net	4,040	300	3,519	49
Construction & development, net	2,655	—	1,091	7
Residential development, net	9,670	—	9,675	166
Commercial
Term, net	31,733	18,701	256	12
LOC & other, net	18,761	8,575	5,404	308
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	626	—	—	—
Consumer & other, net	152	—	—	—
Total, net of deferred fees and costs	$126,769	$52,782	$49,790	$1,408

(in thousands)	December 31, 2015		December 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$21,010	$632	$50,589	$1,619
Owner occupied term, net	12,356	240	12,781	282
Multifamily, net	3,579	123	2,954	145
Construction & development, net	1,091	54	6,156	44
Residential development, net	8,634	338	13,237	463
Commercial
Term, net	21,873	223	15,401	15
LOC & other, net	6,183	152	5,138	—
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	7	—	—
Consumer & other, net	—	—	26	—
Total, net of deferred fees and costs	$74,726	$1,769	$106,282	$2,568

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

The following table summarizes our internal risk rating by loan and lease class for the loan and lease portfolio, including purchased credit impaired loans, as of December 31, 2015 and December 31, 2014:

(in thousands)	December 31, 2015
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total

Commercial real estate
Non-owner occupied term, net	$2,963,339	$82,538	$86,213	$270	$279	$8,206	$3,140,845
Owner occupied term, net	2,553,909	60,042	68,522	675	1,361	7,412	2,691,921
Multifamily, net	3,047,889	5,641	17,869	—	—	3,519	3,074,918
Construction & development, net	288,018	10,659	2,124	—	—	1,091	301,892
Residential development, net	89,706	507	1,355	—	—	7,891	99,459
Commercial
Term, net	1,369,230	13,620	20,953	36	162	21,008	1,425,009
LOC & other, net	1,004,946	19,183	15,959	1	1	2,986	1,043,076
Leases and equipment finance, net	716,190	3,849	3,499	4,889	734	—	729,161
Residential
Mortgage, net	2,871,516	3,557	2,019	—	13,131	—	2,890,223
Home equity loans & lines, net	917,919	2,189	803	—	2,756	—	923,667
Consumer & other, net	522,339	4,174	458	—	218	—	527,189
Total, net of deferred fees and costs	$16,345,001	$205,959	$219,774	$5,871	$18,642	$52,113	$16,847,360

(1) The percentage of impaired loans classified as pass/watch, special mention and substandard was 5.0%, 4.6%, and 90.4%, respectively, as of December 31, 2015.

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

(1) The percentage of impaired loans classified as pass/watch, special mention, substandard, doubtful and loss was 5.6%, 15.1%, 77.9%, 0.1% and 1.3% respectively, as of December 31, 2014.

Troubled Debt Restructurings

At December 31, 2015 and December 31, 2014, impaired loans of $31.4 million and $54.8 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were no available commitments for troubled debt restructurings outstanding as of December 31, 2015 and $1.0 million as of December 31, 2014.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of December 31, 2015 and December 31, 2014:

(in thousands)	December 31, 2015
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$17,895	$1,324	$19,219
Commercial, net	8,543	8,528	17,071
Residential, net	4,917	—	4,917
Total, net of deferred fees and costs	$31,355	$9,852	$41,207

(in thousands)	December 31, 2014
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$48,817	$2,319	$51,136
Commercial, net	5,404	9,541	14,945
Residential, net	615	—	615
Total, net of deferred fees and costs	$54,836	$11,860	$66,696

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The following tables present newly restructured loans that occurred during the years ended December 31, 2015 and 2014:

(in thousands)	December 31, 2015
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate, net	$—	$—	$—	$—	$1,374	$1,374
Commercial, net	—	—	—	—	11,737	11,737
Residential, net	—	74	—	122	3,990	4,186
Consumer & other, net	—	—	—	—	—	—
Total, net of deferred fees and costs	$—	$74	$—	$122	$17,101	$17,297

	December 31, 2014
	Rate	Term	Interest Only	Payment	Combination
	Modifications	Modifications	Modifications	Modifications	Modifications	Total
Commercial real estate, net	$—	$2,332	$—	$—	$3,519	$5,851
Commercial, net	—	8,359	—	—	5,410	13,769
Residential, net	—	—	—	—	138	138
Consumer & other, net	—	—	—	—	—	—
Total, net of deferred fees and costs	$—	$10,691	$—	$—	$9,067	$19,758

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

There were $434,000 financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the year ended December 31, 2015. There were no financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the year ended December 31, 2014.

Note 7–Premises and Equipment
The following table presents the major components of premises and equipment at December 31, 2015 and 2014:

(in thousands)			Estimated useful life
	2015	2014
Land	$45,762	$46,415
Buildings and improvements	232,635	218,326	7-39 years
Furniture, fixtures and equipment	156,031	132,249	4-20 years
Software	70,195	40,785	3 years
Construction in progress	13,781	32,313
Total premises and equipment	518,404	470,088
Less: Accumulated depreciation and amortization	(189,670)	(152,254)
Premises and equipment, net	$328,734	$317,834
Depreciation expense totaled $47.6 million, $36.9 million and $20.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Umpqua's subsidiaries have entered into a number of non-cancelable lease agreements with respect to premises and equipment. See Note 19 for more information regarding rental expense, net of rent income, and minimum annual rental commitments under non-cancelable lease agreements.

Note 8–Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company's goodwill and other intangible assets for the years ended December 31, 2013, 2014 and 2015.

(in thousands)	Goodwill
	Community Banking
		Accumulated
	Gross	Impairment	Total
Balance, December 31, 2012	$781,106	$(112,934)	$668,172
Net additions	96,777	—	96,777
Reductions	(644)	—	(644)
Balance, December 31, 2013	877,239	(112,934)	764,305
Net additions	1,021,920	—	1,021,920
Reductions	—	—	—
Balance, December 31, 2014	1,899,159	(112,934)	1,786,225
Net additions	1,568	—	1,568
Reductions	—	—	—
Balance, December 31, 2015	$1,900,727	$(112,934)	$1,787,793

	Other Intangible Assets
		Accumulated
	Gross	Amortization	Net
Balance, December 31, 2012	$58,909	$(41,750)	$17,159
Net additions	—	—	—
Amortization	—	(4,781)	(4,781)
Balance, December 31, 2013	58,909	(46,531)	12,378
Net additions	54,562	—	54,562
Amortization	—	(10,207)	(10,207)
Balance, December 31, 2014	113,471	(56,738)	56,733
Net additions	—	—	—
Amortization	—	(11,225)	(11,225)
Balance, December 31, 2015	$113,471	$(67,963)	$45,508

Goodwill additions in 2015 and 2014 relate to the Sterling Merger and additions in 2013 relate to the FinPac acquisition. Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Additional information on the acquisition and purchase price allocation is provided in Note 2. The addition to goodwill in 2015 of $1.6 million relates to correcting immaterial errors in acquisition accounting adjustments. The reduction to goodwill in 2013 of $644,000 relates to acquisition accounting adjustments.
Intangible asset additions in 2014 relate to the Sterling Merger and represent the value of core deposits, which includes all deposits except certificates of deposit. Core deposit intangible asset values were determined by an analysis of the cost differential between the core deposits inclusive of estimated servicing costs and alternative funding sources. The core deposit intangible recorded in connection with the Merger will be amortized on an accelerated basis over a period of 10 years. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.
The Company conducted its annual evaluation of goodwill for impairment at both December 31, 2015 and 2014, respectively. The Company assessed qualitative factors to determine whether the existence of events and circumstances indicated that it is more likely than not that the indefinite-lived intangible asset is impaired, and determined no factors indicated an impairment. Based on this analysis, no further testing was determined to be necessary.

The table below presents the forecasted amortization expense for intangible assets at December 31, 2015:

(in thousands)	Expected
Year	Amortization
2016	$8,622
2017	6,756
2018	6,166
2019	5,618
2020	4,986
Thereafter	13,360
$45,508
Note 9 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR") for the years ended December 31, 2015, 2014 and 2013:

(in thousands)	2015	2014	2013
Balance, beginning of period	$117,259	$47,765	$27,428
Acquired/purchased MSR	—	62,770	—
Additions for new MSR capitalized	35,284	23,311	17,963
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(380)	(5,757)	5,688
Other(2)	(20,346)	(10,830)	(3,314)
Balance, end of period	$131,817	$117,259	$47,765

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of December 31, 2015, 2014 and 2013 is as follows:

(dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Balance of loans serviced for others	$13,047,266	$11,590,310	$4,362,499
MSR as a percentage of serviced loans	1.01%	1.01%	1.09%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue on the Consolidated Statements of Income, was $28.0 million, $20.8 million, and $10.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Key assumptions used in measuring the fair value of MSR as of December 31 were as follows:

	2015	2014	2013
Constant prepayment rate	11.70%	12.39%	12.74%
Discount rate	9.68%	9.17%	8.69%
Weighted average life (years)	6.5	6.4	6.0

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of December 31, 2015 and December 31, 2014 is as follows:

	December 31, 2015	December 31, 2014
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(5,337)	$(4,965)
Effect on fair value of a 20% adverse change	$(10,283)	$(9,547)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(4,936)	$(4,539)
Effect on fair value of a 200 basis point adverse change	$(9,494)	$(8,771)

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

Note 10 – Other Real Estate Owned, Net

The following table presents the changes in other real estate owned ("OREO") for the years ended December 31, 2015, 2014 and 2013:

(in thousands)	2015	2014	2013
Balance, beginning of period	$37,942	$23,935	$27,512
Additions to OREO due to acquisition	—	8,666	—
Additions to OREO	9,062	24,873	24,193
Dispositions of OREO	(21,915)	(15,804)	(25,610)
Valuation adjustments in the period	(2,782)	(3,728)	(2,160)
Balance, end of period	$22,307	$37,942	$23,935

As of December 31, 2015, 2014 and 2013, the Company had valuation allowances on its OREO balances of $4.1 million, $5.6 million, and $1.0 million, respectively. Valuation allowances on OREO balances are based on updated appraisals of the underlying properties as received during a period or management's authorization to reduce the selling price of a property during the period. As of December 31, 2015, Umpqua had $2.2 million of foreclosed residential real estate property held as other real estate owned. Umpqua's recorded investment in consumer mortgage loans collateralized by residential real estate property in process of foreclosure was $5.3 million as of December 31, 2015.
Note 11 - Other Assets
Other assets consisted of the following at December 31, 2015 and 2014:

(in thousands)	2015	2014
Accrued interest receivable	$52,835	$48,343
Derivative assets	43,549	29,210
Low-income housing tax credit investments	15,889	12,311
Prepaid expenses	15,021	44,031
Investment in unconsolidated trust subsidiaries	14,277	14,296
Income taxes receivable	10,715	18,663
Commercial servicing asset	7,944	9,329
Other	42,266	51,935
Total	$202,496	$228,118

The Company invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investments using the proportional amortization method. The Company adopted ASU 2014-01 in the first quarter of 2015; amortization of the investment in qualified affordable housing projects is now recorded in the provision for income taxes together with the tax credits and benefits received. Previously, the amortization was recorded as other non-interest income. The Company recognized $1.7 million as a component of income tax expense for the year ended December 31, 2015 and recognized $1.4 million in affordable housing tax credits and other tax benefits during the year. After restatement, the Company recognized $1.9 million as a component of income tax expense for the year ended December 31, 2014 and recognized $2.0 million in affordable housing tax credits and other tax benefits during the previous year. The Company has federal low income housing tax credits of $7.1 million as of December 31, 2015 and 2014. The Company's remaining capital commitments to these partnerships at December 31, 2015 and 2014 were approximately $7.1 million and $5.3 million, respectively. Such amounts are included in other liabilities on the consolidated balance sheets.

Note 12 – Income Taxes

The following table presents the components of income tax provision included in the Consolidated Statements of Income for the years ended December 31:

(in thousands)	Current	Deferred	Total
YEAR ENDED DECEMBER 31, 2015:
Federal	$22,914	$81,267	$104,181
State	1,708	18,699	20,407
	$24,622	$99,966	$124,588
YEAR ENDED DECEMBER 31, 2014:
Federal	$1,968	$70,583	$72,551
State	1,045	9,444	10,489
	$3,013	$80,027	$83,040
YEAR ENDED DECEMBER 31, 2013:
Federal	$37,960	$7,722	$45,682
State	8,187	323	8,510
	$46,147	$8,045	$54,192

The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate for the years ended December 31:

	2015	2014	2013
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State tax, net of Federal income tax	4.0%	3.5%	4.4%
Tax-exempt income	(1.8)%	(2.5)%	(3.2)%
Tax credits	(0.1)%	(0.8)%	(1.8)%
Nondeductible merger expenses	—%	1.2%	1.0%
BOLI	(1.1)%	(1.6)%	(0.8)%
Other	(0.1)%	1.2%	1.0%
Effective income tax rate	35.9%	36.0%	35.6%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax assets recorded on the consolidated balance sheets as of December 31:

(in thousands)	2015	2014
DEFERRED TAX ASSETS:
Net operating loss carryforwards	$137,302	$197,227
Allowance for loan and lease losses	54,048	41,133
Loan discount	40,068	90,287
Accrued severance and deferred compensation	28,893	28,216
Tax credits	15,778	21,966
Other	32,350	44,493
Total gross deferred tax assets	308,439	423,322

DEFERRED TAX LIABILITIES:
Residential mortgage servicing rights	54,112	48,496
Fair market value adjustment on preferred securities	48,407	50,549
Intangibles	17,417	15,074
Other	49,331	75,395
Total gross deferred tax liabilities	169,267	189,514

Valuation allowance	(1,090)	(3,366)

Net deferred tax assets	$138,082	$230,442

The Company acquired a $276.8 million net deferred tax asset before acquisition accounting adjustments in the Merger, including $238.4 million of federal and state NOL and tax credit carry-forwards. The Merger triggered an "ownership change" as defined in Section 382 of the Internal Revenue Service Code ("Section 382"). As a result of being subject to Section 382, the Company will be limited in the amount of NOL carry-forwards that can be used annually to offset future taxable income. The Company believes it is more likely than not that it will be able to fully realize the benefit of its federal NOL carry-forwards. The Company also believes that it is more likely than not that the benefit from certain state NOL and tax credit carry-forwards will not be realized and therefore has provided a valuation allowance of $1.1 million as of December 31, 2015 and $3.4 million as of December 31, 2014 on the deferred tax assets relating to these state NOL and tax credit carry-forwards. The Company has determined that no other valuation allowance for the remaining deferred tax assets is required as management believes it is more likely than not that the remaining gross deferred tax assets of $307.3 million and $420.0 million at December 31, 2015 and 2014, respectively, will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.

The tax credits consist of state tax credits of $6.6 million and $8.9 million at December 31, 2015 and 2014, respectively, and federal low income housing and alternative minimum tax credits of $9.1 million and $13.0 million at December 31, 2015 and 2014, respectively. The state tax credits will be utilized to offset future state income taxes. Most of the state tax credits benefit a five-year period, with an eight-year carry-forward allowed. Federal low income housing credits have a twenty-year carry forward and the alternative minimum tax credits may be carried forward indefinitely.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the majority of states and Canada. The Company is no longer subject to U.S. federal tax examinations for years before 2012, and no longer subject to other state tax authorities examinations for years before 2011, except in California, for years before 2005, and for Canadian tax authority examinations for years before 2012.

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

The Company had gross unrecognized tax benefits in the amounts of $2.9 million and $2.7 million recorded as of December 31, 2015 and 2014, respectively. If recognized, the unrecognized tax benefit would reduce the 2015 annual effective tax rate by 1%. The Company accrued $29,000 and $206,000 of interest related to unrecognized tax benefits during 2015 and 2014, respectively. Interest on unrecognized tax benefits is reported by the Company as a component of tax expense. As of December 31, 2015 and 2014, the accrued interest related to unrecognized tax benefits is $428,000 and $399,000, respectively.

Detailed below is a reconciliation of the Company's unrecognized tax benefits, gross of any related tax benefits, for the years ended December 31, 2015 and 2014, respectively:

(in thousands)	2015	2014
Balance, beginning of period	$2,671	$602
Effectively settled positions	—	(86)
Changes for tax positions of current year	178	146
Changes for tax positions of prior years/assumed in merger	574	2,009
Lapse of statute of limitations	(535)	—
Balance, end of period	$2,888	$2,671

Note 13 – Interest Bearing Deposits

The following table presents the major types of interest bearing deposits at December 31, 2015 and 2014:

(in thousands)	2015	2014
Interest bearing demand	$2,157,376	$2,054,994
Money market	6,599,516	6,113,138
Savings	1,136,809	971,185
Time, $100,000 and over	1,604,446	1,765,721
Time less than $100,000	890,451	1,242,257
Total interest bearing deposits	$12,388,598	$12,147,295
As of December 31, 2015 and 2014, the Company had time deposits of $689.3 million and $859.7 million, respectively, that meet or exceed the FDIC insurance limit. The following table presents the scheduled maturities of time deposits as of December 31, 2015:

(in thousands)
Year	Amount
2016	$1,656,200
2017	447,947
2018	87,399
2019	157,283
2020	137,659
Thereafter	8,409
Total time deposits	$2,494,897
The following table presents the remaining maturities of time deposits of $100,000 or more as of December 31, 2015:

(in thousands)	Amount
Three months or less	$494,891
Over three months through six months	299,599
Over six months through twelve months	310,738
Over twelve months	499,218
Time, $100,000 and over	$1,604,446

Note 14 – Securities Sold Under Agreements To Repurchase

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2015 and 2014:

(dollars in thousands)		Weighted	Carrying	Market
		Average	Value of	Value of
	Repurchase	Interest	Underlying	Underlying
	Amount	Rate	Assets	Assets
December 31, 2015	$304,560	0.02%	$402,003	$402,003
December 31, 2014	$313,321	0.04%	$411,569	$411,569
The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $321.1 million, $189.5 million, and $177.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The maximum amount outstanding at any month end for the years ended December 31, 2015, 2014 and 2013, was $334.6 million, $313.3 million, and $233.8 million, respectively. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.
Note 15 – Federal Funds Purchased

At December 31, 2015 and 2014, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $5.4 billion at December 31, 2015 subject to certain collateral requirements. The Bank had available lines of credit with the Federal Reserve totaling $333.3 million subject to certain collateral requirements, namely the amount of certain pledged loans at December 31, 2015. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at December 31, 2015. At December 31, 2015, the lines of credit had interest rates ranging from 0.2% to 0.9%. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Note 16 – Term Debt

The Bank had outstanding secured advances from the FHLB and other creditors at December 31, 2015 and 2014 with carrying values of $888.8 million and $1.0 billion, respectively.
The following table summarizes the future contractual maturities of borrowed funds as of December 31, 2015:

(in thousands)
Year	Amount
2016	$525,016
2017	155,000
2018	50,000
2019	—
2020	150,000
Thereafter	5,151
Total borrowed funds	$885,167	(1)
(1) Amount shows contractual borrowings, excluding acquisition accounting adjustments.

The maximum amount outstanding from the FHLB under term advances at month end during 2015 was $1.0 billion and during 2014 was $1.1 billion. The average balance outstanding during 2015 was $919.1 million and during 2014 was $842.1 million. The average contractual interest rate on the borrowings was 1.9% in 2015 and 1.6% in 2014. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. The Bank has pledged as collateral for these secured advances all FHLB stock, all funds on deposit with the FHLB, and its investments and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

Note 17 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of December 31, 2015:

(dollars in thousands)
Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$15,427	Floating rate, LIBOR plus 3.35%, adjusted quarterly	4.91%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	23,320	Floating rate, LIBOR plus 3.45%, adjusted quarterly	5.06%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	7,319	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.47%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	7,292	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.77%	March 2034
Umpqua Master Trust I	August 2007	41,238	24,268	Floating rate, LIBOR plus 1.35%, adjusted quarterly	3.16%	September 2037
Umpqua Master Trust IB	September 2007	20,619	14,063	Floating rate, LIBOR plus 2.75%, adjusted quarterly	4.78%	December 2037
Sterling Capital Trust III	April 2003	14,433	11,311	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.57%	April 2033
Sterling Capital Trust IV	May 2003	10,310	7,994	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.53%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	16,040	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.95%	June 2033
Sterling Capital Trust VI	June 2003	10,310	7,969	Floating rate, LIBOR plus 3.20%, adjusted quarterly	4.45%	September 2033
Sterling Capital Trust VII	June 2006	56,702	34,540	Floating rate, LIBOR plus 1.53%, adjusted quarterly	3.34%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	31,708	Floating rate, LIBOR plus 1.63%, adjusted quarterly	3.48%	December 2036
Sterling Capital Trust IX	July 2007	46,392	27,241	Floating rate, LIBOR plus 1.40%, adjusted quarterly	2.94%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	7,144	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.87%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	6,599	Floating rate, LIBOR plus 1.80%, adjusted quarterly	3.61%	June 2035
Klamath First Capital Trust I	July 2001	15,464	13,222	Floating rate, LIBOR plus 3.75%, adjusted semiannually	4.95%	July 2031
		379,390	255,457
AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,106	10.875%	8.54%	March 2030
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,741	10.200%	8.48%	February 2031
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,164	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.33%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,083	Floating rate, LIBOR plus 2.95%, adjusted quarterly	2.78%	September 2033
CIB Capital Trust	November 2002	10,310	11,044	Floating rate, LIBOR plus 3.45%, adjusted quarterly	3.16%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	3.91%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	4.13%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.22%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.22%	September 2033
		96,037	101,254
	Total	$475,427	$356,711

(1)
Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of December 31, 2015.

The Trusts are reflected as junior subordinated debentures in the Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Consolidated Balance Sheets, and totaled $14.3 million at December 31, 2015 and December 31, 2014. As of December 31, 2015, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments, the discounts will reverse over time in a manner similar to the effective interest rate method as if these instruments were accounted for under the amortized cost method. Losses recorded resulting from the change in the fair value of these instruments were $6.3 million, $5.1 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 18 – Employee Benefit Plans

Employee Savings Plan-Substantially all of the Bank's and Umpqua Investments' employees are eligible to participate in the Umpqua Bank 401(k) and Profit Sharing Plan (the "Umpqua 401(k) Plan"), a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company's Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. The Company's contributions charged to expense amounted to $7.4 million, $5.0 million, and $3.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Supplemental Retirement Plans-The Company has established the Umpqua Holdings Corporation Deferred Compensation & Supplemental Retirement Plan (the "DC/SRP"), a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Company's Board of Directors. The DC/SRP has two components, a supplemental retirement plan ("SRP") and a deferred compensation plan ("DCP"). The Company may make discretionary contributions to the SRP. For the years ended December 31, 2015, 2014 and 2013, the Company's matching contribution charged to expense for these supplemental plans totaled $178,000, $140,000, and $123,000, respectively. The SRP plan balances at December 31, 2015 and 2014 were $889,000 and $812,000, respectively, and are recorded in other liabilities. Under the DCP, eligible officers may elect to defer up to 50% of their salary into a plan account. The DCP plan balance was $4.9 million and $3.9 million at December 31, 2015 and 2014, respectively. In addition, the Company has established a supplemental retirement plan for the CEO. The plan balance for this plan was $8.7 million as of both December 31, 2015 and 2014.
Acquired Plans- In connection with prior acquisitions, the Bank assumed liability for certain salary continuation, supplemental retirement, and deferred compensation plans for key employees, retired employees and directors of acquired institutions. Subsequent to the effective date of these acquisitions, no additional contributions were made to these plans. These plans are unfunded, and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee's death prior to or during retirement, the Bank in most cases is obligated to pay to the designated beneficiary the benefits set forth under the plans. At December 31, 2015 and 2014, liabilities recorded for the estimated present value of future plan benefits totaled $36.1 million and $42.3 million, respectively, and are recorded in other liabilities. For the years ended December 31, 2015, 2014 and 2013, expense recorded for these plan's benefits totaled $1.1 million, $2.9 million, and $849,000, respectively.

Rabbi Trusts-The Bank has established, for the DC/SRP plan noted above, and sponsors, for some deferred compensation plans assumed in connection with prior mergers, irrevocable trusts commonly referred to as "Rabbi Trusts." The trust assets (generally cash and trading assets) are consolidated in the Company's balance sheets and the associated liability (which equals the related asset balances) is included in other liabilities. The asset and liability balances related to these trusts as of December 31, 2015 and 2014 were $9.6 million and $9.1 million, respectively.
The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank's intent to hold these policies as a long-term investment. However, there will be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. At December 31, 2015 and 2014, the cash surrender value of these policies was $291.9 million and $294.3 million, respectively. At December 31, 2015 and 2014, the Bank also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $6.2 million and $6.2 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

Note 19 – Commitments and Contingencies

Lease Commitments — The Bank leases 277 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $37.8 million, $33.1 million, and $19.1 million. Rent expense was offset by rent income for the years ended December 31, 2015, 2014 and 2013 of $1.4 million, $512,000 and $785,000.

The following table sets forth, as of December 31, 2015, the future minimum lease payments under non-cancelable operating leases and future minimum income receivable under non-cancelable operating subleases:

(in thousands)	Lease	Sublease
Year	Payments	Income
2016	$30,822	$1,291
2017	26,488	1,461
2018	23,074	1,167
2019	20,259	1,152
2020	16,177	1,168
Thereafter	43,852	4,759
Total	$160,672	$10,998

 Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of December 31, 2015
Commitments to extend credit	$3,658,614
Commitments to extend overdrafts	$808,216
Forward sales commitments	$556,568
Commitments to originate loans held for sale	$341,263
Standby letters of credit	$64,906

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees in connection with standby letters of credit during the year ended December 31, 2015 or December 31, 2014. At December 31, 2015, approximately $39.8 million of standby letters of credit expire within one year, and $25.1 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. During the year ended December 31, 2015, the Bank collected approximately $950,000 in fees associated with standby letters of credit.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of December 31, 2015, the Company had a residential mortgage loan repurchase reserve liability of $2.2 million.

Legal Proceedings—The Bank owns 483,806 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.6483 per Class A share. As of December 31, 2015, the value of the Class A shares was $77.55 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $61.8 million as of December 31, 2015, and has not been reflected in the accompanying financial statements. The shares of Visa Inc. Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa Inc. may sell additional Class A shares and use the proceeds to settle litigation, thereby reducing the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On July 13, 2012, Visa, Inc. announced that it had entered into a memorandum of understanding obligating it to enter into a settlement agreement to resolve the multi-district interchange litigation brought by the class plaintiffs in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720 (JG) (JO) in the U.S. District Court for the Eastern District of New York. The claims originally were brought by a class of U.S. retailers in 2005.  The settlement was approved by the Court on December 13, 2013, and Visa's share of the settlement to be paid is estimated at $4.4 billion.  However, the December 13, 2013, decision of the Court is currently being appealed, thus the ultimate effect of this settlement on the value of the Bank's Class B common stock is unknown at this time. The Second Circuit Court of Appeals held a hearing on September 28, 2015 regarding the appeal of the settlement. The matter has now been submitted to the Court for decision. It is not known when the Second Circuit will issue its decision.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company and its subsidiaries, including the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the Company's consolidated financial condition or results of operations.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 78% and 80% of the Bank's loan and lease portfolio at December 31, 2015 and December 31, 2014.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in 2015, 2014, and 2013.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2015, the Bank had commitments to originate mortgage loans held for sale totaling $341.3 million and forward sales commitments of $556.6 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

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

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are hedged by simultaneously entering into an offsetting interest rate swap that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of December 31, 2015, the Bank had 381 interest rate swaps with an aggregate notional amount of $1.9 billion related to this program. As of December 31, 2014, the Bank had 302 interest rate swaps with an aggregate notional amount of $1.4 billion related to this program.

In connection with the interest rate swap program with commercial customers, the Bank has agreements with its derivative counterparties that contain a provision where if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank also has agreements with its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Bank were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. If the Bank had breached any of these provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value.

As of December 31, 2015 and 2014, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $40.2 million and $29.0 million, respectively.  The Bank has collateral posting requirements for initial or variation margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $58.7 million and $43.5 million as of December 31, 2015 and 2014, respectively.

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

The following tables summarize the types of derivatives, separately by assets and liabilities and the fair values of such derivatives as of December 31, 2015 and December 31, 2014:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated	December 31,	December 31,	December 31,	December 31,
as hedging instrument	2015	2014	2015	2014
Interest rate lock commitments	$3,631	$2,867	$—	$—
Interest rate forward sales commitments	1,155	16	971	2,627
Interest rate swaps	38,567	26,327	40,238	28,158
Foreign currency derivative	196	565	305	103
Total	$43,549	$29,775	$41,514	$30,888

The following table summarizes the types of derivatives and the gains (losses) recorded during the 2015, 2014, and 2013:

(in thousands)
Derivatives not designated	December 31,
as hedging instrument	2015	2014	2013
Interest rate lock commitments	$763	$2,000	$(772)
Interest rate forward sales commitments	(4,752)	(23,463)	13,225
Interest rate swaps	162	(3,232)	1,243
Foreign currency derivative	1,011	890	602
Total	$(2,816)	$(23,805)	$14,298

The Bank incorporates credit valuation adjustment ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of December 31, 2015 and 2014, the net CVA decreased the settlement values of the Bank's net derivative assets by $1.9 million and $1.9 million, respectively. The gains (losses) above on the interest rate swaps relate to CVAs. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The following table summarizes the derivatives that have a right of offset as of December 31, 2015 and December 31, 2014:

(in thousands)				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
December 31, 2015
Derivative Assets
Interest rate swaps	$38,567	$—	$38,567	$(198)	$—	$38,369
Foreign currency derivative	196	—	196	—	—	196
Derivative Liabilities
Interest rate swaps	$40,238	$—	$40,238	$(198)	$(40,040)	$—
Foreign currency derivative	305	—	305	—	—	305

December 31, 2014
Derivative Assets
Interest rate swaps	$26,327	$—	$26,327	$(131)	$—	$26,196
Foreign currency derivative	565	—	565	—	—	565
Derivative Liabilities
Interest rate swaps	$28,158	$—	$28,158	$(131)	$(28,027)	$—
Foreign currency derivative	103	—	103	—	—	103

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

Stock-Based Compensation
The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $13.6 million, $12.5 million and $5.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. The total income tax benefit recognized related to stock-based compensation was $5.2 million, $4.8 million and $1.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. During the year ended December 31, 2014, vesting was accelerated for certain restricted stock units and stock options issued in connection with the Sterling Merger, resulting in $2.8 million of accelerated compensation expense which was recorded in merger related expense.
As of December 31, 2015, there was $111,000 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 1.40 years. As of December 31, 2015, there was $8.7 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.13 years. As of December 31, 2015, there was $3.9 million of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.50 years, assuming the current expectation of performance conditions are met.

Stock Options
The following table summarizes information about stock option activity for the years ended December 31, 2015, 2014 and 2013:

(shares in thousands)	2015		2014		2013
	Options Outstanding	Weighted-Avg Exercise Price	Options Outstanding	Weighted-Avg Exercise Price	Options Outstanding	Weighted-Avg Exercise Price
Balance, beginning of period	807	$16.80	981	$16.17	1,850	$15.37
Granted/assumed	—	$—	440	$12.12	—	$—
Exercised	(83)	$11.06	(572)	$11.93	(515)	$12.42
Forfeited/expired	(252)	$22.88	(42)	$19.28	(354)	$17.46
Balance, end of period	472	$14.58	807	$16.80	981	$16.17
Options exercisable, end of period	437	$14.78	676	$17.71	627	$18.86

The following table summarizes information about outstanding stock options issued under all plans as of December 31, 2015:

(shares in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Options Exercisable	Weighted Avg. Exercise Price
$9.23 to $11.89	217	4.27	$11.18	217	$11.18
$11.98 to $15.50	180	4.78	$13.54	145	$13.90
$26.12 to $28.43	75	0.80	$26.89	75	$26.89
	472	3.91	$14.58	437	$14.78

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) as of December 31, 2015, was $1.4 million for options outstanding and $1.3 million options exercisable.
The weighted average remaining contractual term of options exercisable was 3.7 years as of December 31, 2015.
The total intrinsic value of options exercised was $535,000, $3.1 million, and $2.3 million, in the years ended December 31, 2015, 2014 and 2013, respectively.
During the years ended December 31, 2015, 2014 and 2013, the amount of cash received from the exercise of stock options was $195,000, $4.6 million, and $159,000 and total consideration was $925,000, $6.8 million, and $6.4 million, respectively.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. In 2014, there were stock options assumed in the Sterling Merger, however, no additional stock options were granted. There were no stock options granted in 2015 and 2013. The following weighted average assumptions were used to determine the fair value at the acquisition date of stock option grants assumed from the Sterling Merger during the year ended December 31, 2014:

2014
Dividend yield	3.25%
Expected life (years)	6.8
Expected volatility	31%
Risk-free rate	0.91%
Weighted average fair value of options on date of grant	$3.22

The above items for 2015 and 2013 are not applicable as no stock options were granted in 2015 or 2013.

Restricted Shares
The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares generally vest over a three years period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the year ended December 31:

(shares in thousands)	2015		2014		2013
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	1,386	$15.39	992	$12.79	763	$12.39
Granted	639	$15.83	839	$17.33	467	$13.04
Vested/released	(516)	$14.58	(399)	$12.42	(153)	$12.17
Forfeited/expired	(133)	$15.22	(46)	$12.99	(85)	$11.74
Balance, end of period	1,376	$16.18	1,386	$15.39	992	$12.79

The total fair value of restricted shares vested was $8.6 million, $7.1 million, and $2.0 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following table summarizes information about nonvested restricted shares outstanding at December 31:

(shares in thousands)	2015		2014		2013
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	675	$18.03	95	$10.41	130	$10.41
Assumed	—	$—	994	$18.58	—	$—
Released	(254)	$17.99	(342)	$16.91	—	$—
Forfeited/expired	(158)	$18.48	(72)	$18.58	(35)	$10.42
Balance, end of period	263	$18.58	675	$18.03	95	$10.41

The total fair value of restricted stock units vested and released was $4.4 million and $4.8 million for the years ended December 31, 2015 and 2014, respectively, and none for the year ended December 31, 2013.

For the years ended December 31, 2015, 2014 and 2013, the Company received income tax benefits of $5.2 million, $6.3 million, and $1.7 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units.

For the years ended December 31, 2015, 2014 and 2013, the Company had a net excess tax benefit resulting from tax deductions greater than the compensation cost recognized of $552,000, $1.2 million and $148,000, respectively. Only cash flows from gross excess tax benefits are classified as financing cash flows.

Share Repurchase Plan- The Company's share repurchase plan, which was first approved by the Board and announced in August 2003, and amended in September 2011 authorized the repurchase of up to 15 million shares of common stock. In 2015, the Board extended the plan to run through July 31, 2017. As of December 31, 2015, a total of 11.4 million shares remained available for repurchase. The Company repurchased 571,000 shares under the repurchase plan in 2015, repurchased no shares under the repurchase plan in 2014, and repurchased 98,027 shares under the repurchase plan in 2013. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares. During the years ended December 31, 2015 and 2014, there were

51,693 and 161,568 shares tendered in connection with option exercises, respectively. Restricted shares cancelled to pay withholding taxes totaled 135,474 and 107,131 shares during the years ended December 31, 2015 and 2014, respectively. There were 86,048 restricted stock units cancelled to pay withholding taxes for the years ended December 31, 2015 and 129,766 in 2014.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital and Tier 1 common to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2015, that the Company meets all capital adequacy requirements to which it is subject.

The Company's capital amounts and ratios, as calculated under regulatory guidelines of Basel III at December 31, 2015 and as calculated under regulatory guidelines of Basel I at December 31, 2014 are presented in the following table:

(dollars in thousands)			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,553,161	14.34%	$1,424,127	8.00%	$1,780,159	10.00%
Umpqua Bank	$2,368,213	13.32%	$1,422,495	8.00%	$1,778,118	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$2,073,402	11.65%	$1,068,096	6.00%	$1,424,127	8.00%
Umpqua Bank	$2,234,458	12.57%	$1,066,871	6.00%	$1,422,495	8.00%
Tier 1 Common
(to Risk Weighted Assets)
Consolidated	$2,020,814	11.35%	$801,072	4.50%	$1,157,104	6.50%
Umpqua Bank	$2,234,458	12.57%	$800,153	4.50%	$1,155,777	6.50%
Tier 1 Capital
(to Average Assets)
Consolidated	$2,073,402	9.73%	$852,091	4.00%	$1,065,114	5.00%
Umpqua Bank	$2,234,458	10.50%	$851,554	4.00%	$1,064,443	5.00%
As of December 31, 2014
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,391,267	15.20%	$1,258,198	8.00%	$1,572,747	10.00%
Umpqua Bank	$2,181,776	13.90%	$1,255,819	8.00%	$1,569,774	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$2,271,563	14.44%	$629,099	4.00%	$943,648	6.00%
Umpqua Bank	$2,062,151	13.14%	$627,910	4.00%	$941,864	6.00%
Tier 1 Capital
(to Average Assets)
Consolidated	$2,271,563	10.99%	$827,128	4.00%	$1,033,910	5.00%
Umpqua Bank	$2,062,151	9.96%	$828,061	4.00%	$1,035,076	5.00%

The Company is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Bank is an Oregon state chartered bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), and is subject to the supervision and regulation of the FDIC and the Director of the Oregon Department of Consumer and Business Services, administered through the Division of Finance and Corporate Securities, as well as to the supervision and regulation of the California, Washington, Idaho, and Nevada banking regulators. As of December 31, 2015, the most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.
On July 2, 2013, the federal banking regulators approved the final proposed rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with the final rules entire requirement phased in on January 1, 2019.

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

Under the final rule, as Umpqua grew above $15.0 billion in assets as a result of an acquisition, the combined trust preferred security debt issuances are required to be phased out of Tier 1 and into Tier 2 capital (75% starting in the first quarter of 2015 and 100% starting in the first quarter of 2016). It is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the carrying value of these instruments, including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures in order to support regulatory total capital levels.

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

Note 23 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of December 31, 2015 and December 31, 2014, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets:

(in thousands)		December 31, 2015		December 31, 2014
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$773,725	$773,725	$1,605,171	$1,605,171
Trading securities	1,2	9,586	9,586	9,999	9,999
Investment securities available for sale	2	2,522,539	2,522,539	2,298,555	2,298,555
Investment securities held to maturity	3	4,609	5,590	5,211	5,554
Loans held for sale, at fair value	2	363,275	363,275	286,802	286,802
Loans and leases, net	3	16,717,038	16,641,903	15,211,565	15,252,083
Restricted equity securities	1	46,949	46,949	119,334	119,334
Residential mortgage servicing rights	3	131,817	131,817	117,259	117,259
Bank owned life insurance assets	1	291,892	291,892	294,296	294,296
FDIC indemnification asset	3	855	201	4,417	2,058
Derivatives	2,3	43,549	43,549	29,775	29,775
Visa Class B common stock	3	—	58,751	—	49,663
FINANCIAL LIABILITIES:
Deposits	1,2	$17,707,189	$17,709,555	$16,892,099	$16,893,890
Securities sold under agreements to repurchase	2	304,560	304,560	313,321	313,321
Term debt	2	888,769	890,852	1,006,395	1,018,948
Junior subordinated debentures, at fair value	3	255,457	255,457	249,294	249,294
Junior subordinated debentures, at amortized cost	3	101,254	75,654	101,576	73,840
Derivatives	2	41,514	41,514	30,888	30,888

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014:

(in thousands)	December 31, 2015
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$75	$—	$75	$—
Equity securities	9,511	9,511	—	—
Investment securities available for sale
Obligations of states and political subdivisions	313,117	—	313,117	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,207,420	—	2,207,420	—
Investments in mutual funds and other equity securities	2,002	—	2,002	—
Loans held for sale, at fair value	363,275		363,275
Residential mortgage servicing rights, at fair value	131,817	—	—	131,817
Derivatives
Interest rate lock commitments	3,631	—	—	3,631
Interest rate forward sales commitments	1,155	—	1,155	—
Interest rate swaps	38,567	—	38,567	—
Foreign currency derivative	196		196
Total assets measured at fair value	$3,070,766	$9,511	$2,925,807	$135,448
Junior subordinated debentures, at fair value	$255,457	$—	$—	$255,457
Derivatives
Interest rate forward sales commitments	971	—	971	—
Interest rate swaps	40,238	—	40,238	—
Foreign currency derivative	305		305
Total liabilities measured at fair value	$296,971	$—	$41,514	$255,457

(in thousands)	December 31, 2014
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$124	$—	$124	$—
Equity securities	5,283	5,283	—	—
Other investments securities(1)	4,592	—	4,592	—
Investment securities available for sale
U.S. Treasury and agencies	229	—	229	—
Obligations of states and political subdivisions	338,404	—	338,404	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,957,852	—	1,957,852	—
Investments in mutual funds and other equity securities	2,070	—	2,070	—
Loans held for sale, at fair value	286,802		286,802
Residential mortgage servicing rights, at fair value	117,259	—	—	117,259
Derivatives
Interest rate lock commitments	2,867	—	—	2,867
Interest rate forward sales commitments	16	—	16	—
Interest rate swaps	26,327	—	26,327	—
Foreign currency derivative	565	—	565	—
Total assets measured at fair value	$2,742,390	$5,283	$2,616,981	$120,126
Junior subordinated debentures, at fair value	$249,294	$—	$—	$249,294
Derivatives
Interest rate forward sales commitments	2,627	—	2,627	—
Interest rate swaps	28,158	—	28,158	—
Foreign currency derivative	103	—	103	—
Total liabilities measured at fair value	$280,182	$—	$30,888	$249,294

(1)	Principally represents U.S. Treasury and agencies or residential mortgage-backed securities issued or guaranteed by governmental agencies.

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

Term Debt - The fair value of term notes is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can currently be obtained.

Junior Subordinated Debentures - The fair value of junior subordinated debentures is estimated using an income approach valuation technique.  The significant inputs utilized in the estimation of fair value of these instruments are the credit risk adjusted spread and three month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability, contemplating the inherent risk of the obligation. The Company periodically validates the reasonableness of the fair value. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants.  Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure.

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2015, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2015:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	11.70%
		Discount Rate	9.68%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	86.1%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	5.84%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of December 31, 2015, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2015 and 2014.

(in thousands)	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2015
Residential mortgage servicing rights, at fair value	$117,259	$(20,726)	$35,284	$—	$131,817	$(14,270)
Interest rate lock commitment	2,867	851	47,764	(47,851)	3,631	3,631
Junior subordinated debentures, at fair value	249,294	16,005	—	(9,842)	255,457	16,005

2014
Residential mortgage servicing rights, at fair value	$47,765	$(16,587)	$86,081	$—	$117,259	$(13,430)
Interest rate lock commitment	706	(3,716)	28,350	(22,473)	2,867	2,867
Junior subordinated debentures, at fair value	87,274	12,303	156,840	(7,123)	249,294	12,303

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

(in thousands)	December 31, 2015
	Total	Level 1	Level 2	Level 3
Loans and leases	$24,690	$—	$—	$24,690
Other real estate owned	802	—	—	802
	$25,492	$—	$—	$25,492

(in thousands)	December 31, 2014
	Total	Level 1	Level 2	Level 3
Loans and leases	$14,720	$—	$—	$14,720
Other real estate owned	12,741	—	—	12,741
	$27,461	$—	$—	$27,461

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2015, 2014 and 2013:

(in thousands)	2015	2014	2013
Loans and leases	$29,083	$10,265	$27,171
Other real estate owned	2,782	3,728	2,160
Total loss from nonrecurring measurements	$31,865	$13,993	$29,331

The following provides a description of the valuation technique and inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis. Unobservable inputs and qualitative information about the unobservable inputs are not presented as the fair value is determined by third-party information. The loans and leases amount above represents impaired, collateral dependent loans that have been adjusted to fair value.  When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs.  Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals.  If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses.  The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral. The carrying value of loans fully charged-off is zero.

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of December 31, 2015 and December 31, 2014:

(in thousands)	December 31, 2015			December 31, 2014
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$363,275	$351,414	$11,861	$286,802	$274,245	$12,557

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Consolidated Statements of Income. For the years ended December 31, 2015, 2014 and 2013, the Company recorded a net decrease of $696,000, a net increase of $6.4 million, and a net decrease of $14.5 million, respectively, representing the change in fair value reflected in earnings.

There were no nonaccrual mortgage loans held for sale or mortgage loans held for sale 90 days or more past due and still accruing interest as of December 31, 2015 and December 31, 2014, respectively.
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

Note 24 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013:

(in thousands, except per share data)	2015	2014	2013
NUMERATORS:
Net income	$222,539	$147,658	$98,291
Less:
Dividends and undistributed earnings allocated to participating securities (1)	357	484	788
Net earnings available to common shareholders	$222,182	$147,174	$97,503
DENOMINATORS:
Weighted average number of common shares outstanding - basic	220,327	186,550	111,938
Effect of potentially dilutive common shares (2)	718	994	238
Weighted average number of common shares outstanding - diluted	221,045	187,544	112,176
EARNINGS PER COMMON SHARE:
Basic	$1.01	$0.79	$0.87
Diluted	$1.01	$0.78	$0.87

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the years ended December 31, 2015, 2014 and 2013.

(in thousands)	2015	2014	2013
Stock options	95	323	669
Restricted stock	3	443	3

Note 25 – Segment Information

The Company operates two primary segments: Community Banking and Home Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of December 31, 2015, the Community Banking segment operated 382 locations throughout Oregon, California, Washington, Idaho, and Nevada.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Year Ended December 31, 2015
(in thousands)	Community	Home
	Banking	Lending	Consolidated
Interest income	$823,885	$105,981	$929,866
Interest expense	49,081	9,151	58,232
Net interest income	774,804	96,830	871,634
Provision for loan and lease losses	32,808	3,781	36,589
Non-interest income	130,877	144,847	275,724
Non-interest expense	646,492	117,150	763,642
Income before income taxes	226,381	120,746	347,127
Provision for income taxes	81,252	43,336	124,588
Net income	145,129	77,410	222,539

Total assets	$20,195,322	$3,191,883	$23,387,205
Total loans and leases	$14,164,743	$2,682,617	$16,847,360
Total deposits	$17,689,815	$17,374	$17,707,189

Year Ended December 31, 2014
(in thousands)	Community	Home
	Banking	Lending	Consolidated
Interest income	$755,374	$67,147	$822,521
Interest expense	43,077	5,616	48,693
Net interest income	712,297	61,531	773,828
Provision for loan and lease losses	40,241	—	40,241
Non-interest income	93,177	87,997	181,174
Non-interest expense	615,275	68,788	684,063
Income before income taxes	149,958	80,740	230,698
Provision for income taxes	54,427	28,613	83,040
Net income	95,531	52,127	147,658

Total assets	$20,095,189	$2,514,714	$22,609,903
Total loans and leases	$13,181,463	$2,146,269	$15,327,732
Total deposits	$16,850,682	$41,417	$16,892,099

Year Ended December 31, 2013
(in thousands)	Community	Home
	Banking	Lending	Consolidated
Interest income	$420,854	$21,992	$442,846
Interest expense	35,367	2,514	37,881
Net interest income	385,487	19,478	404,965
Provision for loan and lease losses	10,716	—	10,716
Non-interest income	43,556	79,339	122,895
Non-interest expense	325,743	38,918	364,661
Income before income taxes	92,584	59,899	152,483
Provision for income taxes	30,232	23,960	54,192
Net income	62,352	35,939	98,291

Total assets	$10,945,541	$687,062	$11,632,603
Total loans and leases	$7,196,137	$532,029	$7,728,166
Total deposits	$9,090,959	$26,701	$9,117,660

Note 26 – Related Party Transactions

In the ordinary course of business, the Bank has made loans to its directors and executive officers (and their associated and affiliated companies). All such loans have been made in accordance with regulatory requirements.
The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2015, 2014 and 2013:

(in thousands)	2015	2014	2013
Loans outstanding at beginning of year	$19,718	$13,307	$12,272
New loans and advances	7,165	11,392	3,584
Less loan repayments	(16,506)	(2,490)	(2,213)
Reclassification (1)	(75)	(2,491)	(336)
Loans outstanding at end of year	$10,302	$19,718	$13,307
(1) Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2015 and 2014, deposits of related parties amounted to $9.5 million and $13.7 million, respectively.

Note 27 – Parent Company Financial Statements

Condensed Balance Sheets
December 31,

(in thousands)	2015	2014
ASSETS
Non-interest bearing deposits with subsidiary bank	$91,354	$102,102
Investments in:
Bank subsidiary	4,132,630	4,050,917
Nonbank subsidiaries	44,976	38,776
Other assets	3,742	4,079
Total assets	$4,272,702	$4,195,874

LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to bank subsidiary	$36	$33
Other liabilities	66,621	67,345
Junior subordinated debentures, at fair value	255,457	249,294
Junior subordinated debentures, at amortized cost	101,254	101,576
Total liabilities	423,368	418,248
Shareholders' equity	3,849,334	3,777,626
Total liabilities and shareholders' equity	$4,272,702	$4,195,874

Condensed Statements of Income
Year Ended December 31,

(in thousands)	2015	2014	2013
INCOME
Dividends from subsidiaries	$153,437	$250,848	$62,241
Other income	(6,272)	(5,196)	(2,321)
Total income	147,165	245,652	59,920

EXPENSES
Management fees paid to subsidiaries	447	533	501
Other expenses	15,564	12,966	8,885
Total expenses	16,011	13,499	9,386

Income before income tax benefit and equity in undistributed
earnings of subsidiaries	131,154	232,153	50,534
Income tax benefit	(7,269)	(7,336)	(4,446)
Net income before equity in undistributed earnings of subsidiaries	138,423	239,489	54,980
Equity in undistributed earnings of subsidiaries	84,116	(91,831)	43,311
Net income	222,539	147,658	98,291
Dividends and undistributed earnings allocated to participating securities	357	484	788
Net earnings available to common shareholders	$222,182	$147,174	$97,503

Condensed Statements of Cash Flows
Year Ended December 31,

(in thousands)	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$222,539	$147,658	$98,291
Adjustment to reconcile net income to net cash
provided by operating activities:
Equity in undistributed earnings of subsidiaries	(84,116)	91,831	(43,311)
Depreciation, amortization and accretion	(322)	(322)	(322)
Change in fair value of junior subordinated debentures	6,163	5,849	2,193
Net decrease (increase) in other assets	617	(6,020)	(92)
Net decrease in other liabilities	(2,903)	(8,708)	(1,361)
Net cash provided by operating activities	141,978	230,288	55,398

INVESTING ACTIVITIES:
Investment in subsidiaries	(5,000)	6	(2,928)
Acquisitions	—	(102,143)	—
Net cash used by investing activities	(5,000)	(102,137)	(2,928)

FINANCING ACTIVITIES:
Net decrease in payables to subsidiaries	—	(4)	(8,448)
Dividends paid on common stock	(134,618)	(99,233)	(50,767)
Stock repurchased	(14,589)	(7,183)	(9,356)
Proceeds from exercise of stock options	1,481	7,692	6,397
Net cash used by financing activities	(147,726)	(98,728)	(62,174)

Change in cash and cash equivalents	(10,748)	29,423	(9,704)
Cash and cash equivalents, beginning of year	102,102	72,679	82,383
Cash and cash equivalents, end of year	$91,354	$102,102	$72,679

Note 28 – Quarterly Financial Information (Unaudited)

The following tables present the summary results for the eight quarters ending December 31, 2015:

(in thousands, except per share information)	2015
					Four
	December 31	September 30	June 30	March 31	Quarters
Interest income	$235,205	$233,802	$231,788	$229,071	$929,866
Interest expense	15,371	14,587	14,322	13,952	58,232
Net interest income	219,834	219,215	217,466	215,119	871,634
Provision for loan and lease losses	4,545	8,153	11,254	12,637	36,589
Non-interest income	69,345	61,372	81,102	63,905	275,724
Non-interest expense	185,911	183,194	201,918	192,619	763,642
Income before provision for income taxes	98,723	89,240	85,396	73,768	347,127
Provision for income taxes	35,704	31,633	30,612	26,639	124,588
Net income	63,019	57,607	54,784	47,129	222,539
Dividends and undistributed earnings allocated to participating securities	96	84	93	84	357
Net earnings available to common shareholders	$62,923	$57,523	$54,691	$47,045	$222,182

Basic earnings per common share	$0.29	$0.26	$0.25	$0.21
Diluted earnings per common share	$0.28	$0.26	$0.25	$0.21
Cash dividends declared per common share	$0.16	$0.16	$0.15	$0.15

(in thousands, except per share information)	2014
					Four
	December 31	September 30	June 30	March 31	Quarters
Interest income	$242,151	$239,523	$224,967	$115,880	$822,521
Interest expense	14,136	13,807	12,708	8,042	48,693
Net interest income	228,015	225,716	212,259	107,838	773,828
Provision for loan and lease losses	5,241	14,333	14,696	5,971	40,241
Non-interest income	50,305	62,165	45,466	23,238	181,174
Non-interest expense	190,856	182,558	214,131	96,518	684,063
Income before provision for income taxes	82,223	90,990	28,898	28,587	230,698
Provision for income taxes	29,641	32,107	11,356	9,936	83,040
Net income	52,582	58,883	17,542	18,651	147,658
Dividends and undistributed earnings allocated to participating securities	146	142	83	113	484
Net earnings available to common shareholders	$52,436	$58,741	$17,459	$18,538	$147,174

Basic earnings per common share	$0.24	$0.27	$0.09	$0.17
Diluted earnings per common share	$0.24	$0.27	$0.09	$0.16
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2015, our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.
Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment and those criteria, we believe that, as of December 31, 2015, the Company maintained effective internal control over financial reporting.
The Company's independent registered public accounting firm has audited the Company's consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2015 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The attestation report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.
February 25, 2016

ITEM 9B. OTHER INFORMATION.
Not Applicable
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2016 annual meeting of shareholders under the captions "Item 1. Election of Directors," "Information About Executive Officers," "Corporate Governance Overview" and "Section 16(a) Beneficial Ownership Reporting Compliance."
ITEM 11. EXECUTIVE COMPENSATION.
The response to this item is incorporated by reference to the Proxy Statement, under the captions "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Compensation Tables."
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference to the Proxy Statement, under the captions "Item 1. Election of Directors" and "Related Party Transactions."
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The response to this item is incorporated by reference to the Proxy Statement, Item 2-Ratification of Auditor Appointment under the caption "Item 3. Ratification (Non-Binding) of Registered Public Accounting Firm Appointment - Independent Registered Public Accounting Firm."
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

(3)
The exhibits filed as part of this report and incorporated herein by reference to other documents are listed on the Exhibit Index to this annual report on Form 10-K, immediately following the signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2016.

UMPQUA HOLDINGS CORPORATION (Registrant)

/s/ Raymond P. Davis		February 25, 2016
Raymond P. Davis, President and Chief Executive Officer

Signature	Title	Date
/s/ Raymond P. Davis	President, Chief Executive Officer and Director	February 25, 2016
Raymond P. Davis	(Principal Executive Officer)

/s/ Ronald L. Farnsworth	Executive Vice President, Chief Financial Officer	February 25, 2016
Ronald L. Farnsworth	(Principal Financial Officer)

/s/ Neal T. McLaughlin	Executive Vice President, Treasurer	February 25, 2016
Neal T. McLaughlin	(Principal Accounting Officer)

/s/ Ellen R.M. Boyer	Director	February 25, 2016
Ellen R.M. Boyer

/s/ Luanne Calvert	Director	February 25, 2016
Luanne Calvert

/s/ Robert C. Donegan	Director	February 25, 2016
Robert C. Donegan

/s/ Peggy Y. Fowler	Director	February 25, 2016
Peggy Y. Fowler

/s/ Stephen M. Gambee	Director	February 25, 2016
Stephen M. Gambee

/s/ James S. Greene	Director	February 25, 2016
James S. Greene

/s/ Luis F. Machuca	Director	February 25, 2016
Luis F. Machuca

/s/ Maria M. Pope	Director	February 25, 2016
Maria M. Pope

/s/ John F. Schultz	Director	February 25, 2016
John F. Schultz

/s/ Susan F. Stevens	Director	February 25, 2016
Susan F. Stevens

/s/ Hilliard C. Terry, III	Director	February 25, 2016
Hilliard C. Terry, III

/s/ Bryan L. Timm	Director	February 25, 2016
Bryan L. Timm

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 7, 2014

3.2	Bylaws, as amended	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1**	Third Restated Supplemental Executive Retirement Plan effective April 16, 2008 between the Company and Raymond P. Davis	Incorporated by reference to Exhibit 99.1 to Form 8-K/A filed April 22, 2008

10.2**	Employment Agreement dated July 1, 2003, between the Company and Raymond P. Davis	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 14, 2003

10.3**	Split-Dollar Insurance Agreement dated April 16, 2008 between the Company and Raymond P. Davis	Incorporated by reference to Exhibit 99.2 to Form 8-K filed April 22, 2008

10.4**	2003 Stock Incentive Plan, as amended, effective March 5, 2007	Incorporated by reference to Appendix A to Form DEF 14A filed March 14, 2007

10.5**	Form of Employment Agreement with executive officers Farnsworth, and McLaughlin	Incorporated by reference to Exhibit 99.1 to Form 8-K filed March 7, 2008

10.6**	Form of First Amendment to form of Employment Agreement with executive officers Farnsworth, McLaughlin and Neal	Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 14, 2013

10.7**	Employment Agreement dated effective March 21, 2010 between the Company and Cort O'Haver	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 4, 2010

10.8**	First Amendment to Employment Agreement with Cort O'Haver dated effective December 1, 2014	Incorporated by reference to Exhibit 10.9 to Form 10-K filed February 23, 2015.

10.9**	Employment Agreement dated effective June 1, 2010 between the Company and David Shotwell	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 4, 2010

10.10**	Umpqua Holdings Corporation 2013 Incentive Plan, effective December 14, 2012, amended January 20, 2015	Filed herewith

10.11**	Form of Restricted Stock Award Agreement under 2013 Incentive Plan (Service Vesting)	Filed herewith

10.12**	Form of Restricted Stock Award Agreement under 2013 Incentive Plan (Performance Vesting)	Filed herewith

10.13**	Employment Agreement, dated September 11, 2013, by and between the Company and J. Gregory Seibly	Incorporated by reference to Exhibit 10.3 to Form S-4 filed November 15, 2013 (Registration No. 333-192346)

10.14**	First Amendment to Employment Agreement with J. Gregory Seibly	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 5, 2014

10.15**	Sterling Financial Corporation 2010 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Sterling Financial Corporation filed December 9, 2010

10.16**	Employment Agreement between the Company and Andrew Ognall dated as of May 1, 2014	Filed herewith

12.0	Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

Exhibit #	Description	Location

23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP	Filed herewith

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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