Form 10-Q
period 2016-03-31
UMPQUA HOLDINGS CORP
filed 2016-05-06
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: March 31, 2016
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

Common stock, no par value: 220,462,520 shares outstanding as of April 30, 2016

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)
	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks (restricted cash of $89,003 and $58,813)	$299,871	$277,645
Interest bearing cash and temporary investments (restricted cash of $575 and $3,938)	613,049	496,080
Total cash and cash equivalents	912,920	773,725
Investment securities
Trading, at fair value	9,791	9,586
Available for sale, at fair value	2,542,535	2,522,539
Held to maturity, at amortized cost	4,525	4,609
Loans held for sale ($403,288 and $363,275, at fair value)	659,264	363,275
Loans and leases	16,955,583	16,866,536
Allowance for loan and lease losses	(130,243)	(130,322)
Net loans and leases	16,825,340	16,736,214
Restricted equity securities	47,545	46,949
Premises and equipment, net	322,822	328,734
Goodwill	1,787,651	1,787,793
Other intangible assets, net	42,948	45,508
Residential mortgage servicing rights, at fair value	117,172	131,817
Other real estate owned	20,411	22,307
Bank owned life insurance	293,703	291,892
Deferred tax asset, net	108,865	138,082
Other assets	240,194	203,351
Total assets	$23,935,686	$23,406,381
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$5,460,310	$5,318,591
Interest bearing	12,702,664	12,388,598
Total deposits	18,162,974	17,707,189
Securities sold under agreements to repurchase	325,203	304,560
Term debt	903,382	888,769
Junior subordinated debentures, at fair value	256,917	255,457
Junior subordinated debentures, at amortized cost	101,173	101,254
Other liabilities	307,407	299,818
Total liabilities	20,057,056	19,557,047
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2016 and 2015; issued and outstanding: 220,171,163 in 2016 and 220,171,091 in 2015	3,518,792	3,520,591
Retained earnings	343,421	331,301
Accumulated other comprehensive income (loss)	16,417	(2,558)
Total shareholders' equity	3,878,630	3,849,334
Total liabilities and shareholders' equity	$23,935,686	$23,406,381

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended
	March 31,
	2016	2015
INTEREST INCOME
Interest and fees on loans and leases	$217,928	$213,875
Interest and dividends on investment securities:
Taxable	13,055	11,789
Exempt from federal income tax	2,235	2,481
Dividends	366	101
Interest on temporary investments and interest bearing deposits	480	825
Total interest income	234,064	229,071
INTEREST EXPENSE
Interest on deposits	8,413	7,103
Interest on securities sold under agreement to repurchase	36	48
Interest on term debt	4,186	3,464
Interest on junior subordinated debentures	3,727	3,337
Total interest expense	16,362	13,952
Net interest income	217,702	215,119
PROVISION FOR LOAN AND LEASE LOSSES	4,823	12,637
Net interest income after provision for loan and lease losses	212,879	202,482
NON-INTEREST INCOME
Service charges on deposits	14,516	14,274
Brokerage revenue	4,094	4,769
Residential mortgage banking revenue, net	15,426	28,227
Gain on investment securities, net	696	116
Gain on loan sales, net	2,371	6,728
Loss on junior subordinated debentures carried at fair value	(1,572)	(1,555)
BOLI income	2,139	2,302
Other income	8,281	9,044
Total non-interest income	45,951	63,905
NON-INTEREST EXPENSE
Salaries and employee benefits	106,538	107,444
Occupancy and equipment, net	38,295	32,150
Communications	5,564	4,794
Marketing	2,850	3,036
Services	10,671	14,126
FDIC assessments	3,721	3,214
Loss on other real estate owned, net	1,389	1,814
Intangible amortization	2,560	2,806
Merger related expenses	3,450	14,082
Goodwill impairment	142	—
Other expenses	8,809	9,153
Total non-interest expense	183,989	192,619
Income before provision for income taxes	74,841	73,768
Provision for income taxes	27,272	26,639
Net income	$47,569	$47,129

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended
	March 31,
	2016	2015
Net income	$47,569	$47,129
Dividends and undistributed earnings allocated to participating securities	29	84
Net earnings available to common shareholders	$47,540	$47,045
Earnings per common share:
Basic	$0.22	$0.21
Diluted	$0.22	$0.21
Weighted average number of common shares outstanding:
Basic	220,227	220,349
Diluted	221,052	221,051

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended
	March 31,
	2016	2015
Net income	$47,569	$47,129
Available for sale securities:
Unrealized gains arising during the period	31,651	12,740
Reclassification adjustment for net gains realized in earnings (net of tax expense of $269 and $45 for the three months ended March 31, 2016 and 2015, respectively)	(427)	(71)
Income tax expense related to unrealized gains	(12,249)	(5,096)
Other comprehensive income, net of tax	18,975	7,573
Comprehensive income	$66,544	$54,702

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2015	220,161,120	$3,519,316	$246,242	$12,068	$3,777,626
Net income			222,539		222,539
Other comprehensive loss, net of tax				(14,626)	(14,626)
Stock-based compensation		14,383			14,383
Stock repurchased and retired	(844,215)	(14,589)			(14,589)
Issuances of common stock under stock plans and related net tax benefit	854,186	1,481			1,481
Cash dividends on common stock ($0.62 per share)			(137,480)		(137,480)
Balance at December 31, 2015	220,171,091	$3,520,591	$331,301	$(2,558)	$3,849,334

BALANCE AT JANUARY 1, 2016	220,171,091	$3,520,591	$331,301	$(2,558)	$3,849,334
Net income			47,569		47,569
Other comprehensive income, net of tax				18,975	18,975
Stock-based compensation		3,227			3,227
Stock repurchased and retired	(370,016)	(5,539)			(5,539)
Issuances of common stock under stock plans and related net tax benefit	370,088	513			513
Cash dividends on common stock ($0.16 per share)			(35,449)		(35,449)
Balance at March 31, 2016	220,171,163	$3,518,792	$343,421	$16,417	$3,878,630

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,569	$47,129
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	4,602	5,605
Gain on sale of investment securities, net	(696)	(116)
Gain on sale of other real estate owned, net	(34)	(578)
Valuation adjustment on other real estate owned	1,423	2,392
Provision for loan and lease losses	4,823	12,637
Change in cash surrender value of bank owned life insurance	(2,208)	(2,336)
Depreciation, amortization and accretion	14,828	11,490
Loss on sale of premises and equipment	299	1,340
Increase in residential mortgage servicing rights	(5,980)	(8,837)
Change in residential mortgage servicing rights carried at fair value	20,625	9,731
Change in junior subordinated debentures carried at fair value	1,460	1,358
Stock-based compensation	3,227	3,433
Net increase in trading account assets	(205)	(453)
Gain on sale of loans	(33,340)	(34,692)
Change in loans held for sale carried at fair value	(4,861)	(4,875)
Origination of loans held for sale	(764,076)	(862,155)
Proceeds from sales of loans held for sale	759,893	775,309
Tax deficiency (excess tax benefits) from the exercise of stock options	122	(586)
Goodwill impairment	142	—
Change in other assets and liabilities:
Net (increase) decrease in other assets	(19,966)	511
Net increase in other liabilities	15,193	20,253
Net cash provided (used) by operating activities	42,840	(23,440)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(96,603)	(394,872)
Proceeds from investment securities available for sale	103,629	165,100
Proceeds from investment securities held to maturity	111	164
Purchases of restricted equity securities	(600)	—
Redemption of restricted equity securities	4	2,116
Net change in loans and leases	(505,995)	(303,577)
Proceeds from sales of loans	151,466	79,575
Net change in premises and equipment	(10,099)	(20,040)
Proceeds from bank owned life insurance death benefits	25	—
Proceeds from sales of other real estate owned	2,461	5,528
Net cash used in investing activities	$(355,601)	$(466,006)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(in thousands)	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$456,620	$331,988
Net increase in securities sold under agreements to repurchase	20,643	7,881
Proceeds from term debt borrowings	115,000	—
Repayment of term debt borrowings	(100,000)	(39,999)
Dividends paid on common stock	(35,281)	(33,109)
(Tax deficiency) excess tax benefits from stock based compensation	(122)	586
Proceeds from stock options exercised	635	22
Retirement of common stock	(5,539)	(2,220)
Net cash provided by financing activities	451,956	265,149
Net increase (decrease) in cash and cash equivalents	139,195	(224,297)
Cash and cash equivalents, beginning of period	773,725	1,605,171
Cash and cash equivalents, end of period	$912,920	$1,380,874

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,313	$16,673
Income taxes	$8,165	$5,936
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$18,975	$7,573
Cash dividend declared on common stock and payable after period-end	$35,247	$33,126
Transfer of loans to loans held for sale	$255,976	$—
Change in GNMA mortgage loans recognized due to repurchase option	$(5,021)	$(2,912)
Transfer of loans to other real estate owned	$2,210	$1,464
Transfers from other real estate owned to loans due to internal financing	$256	$—
Receivable from BOLI death benefits	$372	$1,935

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation conform to accounting principles generally accepted in the United States of America. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2015 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2015 Annual Report filed on Form 10-K. All references in this report to "Umpqua," "we," "our," "us," the "Company" or similar references mean Umpqua Holdings Corporation, and include our consolidated subsidiaries where the context so requires. References to "Bank" refer to our subsidiary Umpqua Bank, an Oregon state-chartered commercial bank, and references to "Umpqua Investments" refer to our subsidiary Umpqua Investments, Inc., a registered broker-dealer and investment adviser. The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company. Pivotus Ventures, Inc., a wholly-owned subsidiary of Umpqua Holdings Corporation, focuses on advancing bank innovation by developing new bank platforms that could have a significant impact on the experience and economics of banking.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to March 31, 2016 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform to current classifications.

Umpqua identified an error related to the accounting for loans sold to Ginnie Mae (“GNMA”) that have become past due 90 days or more. Pursuant to GNMA purchase and sales agreements, Umpqua has the unilateral right to repurchase loans that become past due 90 days or more. As a result of this unilateral right, once the delinquency criteria has been met, and regardless of whether the repurchase option has been exercised, the loan should be recognized, with an offsetting liability, to account for these loans that no longer meet the true-sale criteria. The Company has continued to grow the portfolio of GNMA loans sold and serviced, which has led to an increasing number and amount of delinquent loans. As such, the Company has recorded an adjustment to record the balance of the GNMA loans sold and serviced that are over 90 days past due, but not repurchased, as loans, with a corresponding other liability. Management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the prior period financial statements taken as a whole. To provide consistency in the amounts reported in the comparable periods, the Company has recognized the delinquent GNMA loans for which the Company has the unconditional repurchase option, as well as the corresponding other liability, for the periods reported. As of December 31, 2015, this change resulted in an increase in loans and leases, net loans and leases, total assets, other liabilities, and total liabilities of $19.2 million. As of March 31, 2016, the adjustment related to these same line items of the balance sheet was $14.2 million. This change did not affect net income or shareholders' equity for any period.

Note 2 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$292,128	$12,164	$(618)	$303,674
Residential mortgage-backed securities and collateralized mortgage obligations	2,221,653	19,775	(4,597)	2,236,831
Investments in mutual funds and other equity securities	1,959	71	—	2,030
	$2,515,740	$32,010	$(5,215)	$2,542,535
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,525	$982	$—	$5,507
	$4,525	$982	$—	$5,507

(in thousands)	December 31, 2015
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$300,998	$12,741	$(622)	$313,117
Residential mortgage-backed securities and collateralized mortgage obligations	2,223,742	7,218	(23,540)	2,207,420
Investments in mutual funds and other equity securities	1,959	43	—	2,002
	$2,526,699	$20,002	$(24,162)	$2,522,539
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,609	$981	$—	$5,590
	$4,609	$981	$—	$5,590

Investment securities that were in an unrealized loss position as of March 31, 2016 and December 31, 2015 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

March 31, 2016
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$14,031	$171	$3,751	$447	$17,782	$618
Residential mortgage-backed securities and collateralized mortgage obligations	101,107	254	534,964	4,343	636,071	4,597
Total temporarily impaired securities	$115,138	$425	$538,715	$4,790	$653,853	$5,215

December 31, 2015
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$2,530	$83	$8,208	$539	$10,738	$622
Residential mortgage-backed securities and collateralized mortgage obligations	1,256,994	14,465	334,981	9,075	1,591,975	23,540
Total temporarily impaired securities	$1,259,524	$14,548	$343,189	$9,614	$1,602,713	$24,162

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors the published credit ratings of these securities for material rating or outlook changes. As of March 31, 2016, 94% of these securities were rated A3/A- or higher by rating agencies. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2016 are issued or guaranteed by government sponsored enterprises. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will be settled at a price at least equal to the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, these investments are not considered other-than-temporarily impaired.

The following table presents the maturities of investment securities at March 31, 2016:

(in thousands)	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$17,287	$17,344	$—	$—
Over three months through twelve months	77,419	78,313	5	5
After one year through five years	1,529,310	1,548,750	137	375
After five years through ten years	613,289	615,665	319	799
After ten years	276,476	280,433	4,064	4,328
Other investment securities	1,959	2,030	—	—
	$2,515,740	$2,542,535	$4,525	$5,507

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties. The following table presents the gross realized gains and losses on the sale of securities available for sale for the three months ended March 31, 2016 and 2015:

(in thousands)	Three Months Ended
	March 31, 2016		March 31, 2015
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$696	$—	$—	$—
Residential mortgage-backed securities and collateralized mortgage obligations	—	—	316	200
	$696	$—	$316	$200

The following table presents, as of March 31, 2016, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$707	$727
To state and local governments to secure public deposits	1,646,550	1,666,384
Other securities pledged principally to secure repurchase agreements	447,746	450,494
Total pledged securities	$2,095,003	$2,117,605

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31,	December 31,
	2016	2015
Commercial real estate
Non-owner occupied term, net	$3,165,154	$3,140,845
Owner occupied term, net	2,731,228	2,691,921
Multifamily, net	2,945,826	3,074,918
Construction & development, net	343,519	301,892
Residential development, net	121,025	99,459
Commercial
Term, net	1,437,992	1,425,009
LOC & other, net	1,041,516	1,043,076
Leases and equipment finance, net	791,798	729,161
Residential
Mortgage, net	2,879,600	2,909,399
Home equity loans & lines, net	943,254	923,667
Consumer & other, net	554,671	527,189
Total loans and leases, net of deferred fees and costs	$16,955,583	$16,866,536

The loan balances are net of deferred fees and costs of $57.7 million and $47.0 million as of March 31, 2016 and December 31, 2015, respectively. Net loans include discounts on acquired loans of $83.9 million and $105.6 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, loans totaling $10.0 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $486.2 million and $540.4 million at March 31, 2016 and December 31, 2015, respectively. The carrying balance of purchased impaired loans was $362.3 million and $438.1 million at March 31, 2016 and December 31, 2015, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the three months ended March 31, 2016 and 2015:

(in thousands)	Three Months Ended
	March 31,
	2016	2015
Balance, beginning of period	$132,829	$201,699
Accretion to interest income	(14,198)	(13,283)
Disposals	(8,513)	(6,913)
Reclassifications from nonaccretable difference	4,217	4,084
Balance, end of period	$114,335	$185,587

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes the carrying value of loans and leases sold by major loan type during the three months ended March 31, 2016 and 2015:

(in thousands)	Three Months Ended
	March 31,
	2016	2015
Commercial real estate
Non-owner occupied term, net	$8,509	$—
Owner occupied term, net	9,661	3,319
Multifamily, net	129,430	435
Commercial
Term, net	1,494	2,340
Residential
Mortgage, net	—	66,753
Total	$149,094	$72,847

As of March 31, 2016, the Company transferred $170.8 million of portfolio residential mortgage loans and $85.2 million of multi-family loans to held for sale, which are expected to be sold during the second quarter of 2016. These loans were transferred to held for sale at the lower of cost or market, and no gain or loss has been recorded.

Note 4 – Allowance for Loan and Lease Loss and Credit Quality

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

The combination of the formula allowance component and the specific allowance component represents the allocated allowance for loan and lease losses. There is currently no unallocated allowance.

Management believes that the ALLL was adequate as of March 31, 2016. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

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

Activity in the Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the three months ended March 31, 2016 and 2015:

(in thousands)	Three Months Ended March 31, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$54,085	$47,695	$22,017	$6,525	$130,322
Charge-offs	(502)	(4,655)	(337)	(2,356)	(7,850)
Recoveries	500	1,173	231	1,044	2,948
(Recapture) Provision	(2,847)	6,782	(1,014)	1,902	4,823
Balance, end of period	$51,236	$50,995	$20,897	$7,115	$130,243

	Three Months Ended March 31, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$55,184	$41,216	$15,922	$3,845	$116,167
Charge-offs	(1,329)	(8,937)	(399)	(1,880)	(12,545)
Recoveries	223	1,071	31	2,520	3,845
Provision	1,104	10,850	667	16	12,637
Balance, end of period	$55,182	$44,200	$16,221	$4,501	$120,104

The valuation allowance on purchased impaired loans was increased by provision expense, which includes amounts related to subsequent deterioration of purchased impaired loans of $8,000 and $1.6 million for the three months ended March 31, 2016 and 2015, respectively. The increase due to the provision expense of the valuation allowance on purchased impaired loans was offset by recaptured provision of $777,000 and $185,000 for the three months ended March 31, 2016 and 2015, respectively.

The following table presents the allowance and recorded investment in loans and leases by portfolio segment as of March 31, 2016 and 2015:

(in thousands)	March 31, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$48,855	$50,464	$20,223	$7,058	$126,600
Individually evaluated for impairment	317	482	—	—	799
Loans acquired with deteriorated credit quality	2,064	49	674	57	2,844
Total	$51,236	$50,995	$20,897	$7,115	$130,243
Loans and leases:
Collectively evaluated for impairment	$8,986,638	$3,234,076	$3,767,604	$553,723	$16,542,041
Individually evaluated for impairment	27,547	23,701	—	—	51,248
Loans acquired with deteriorated credit quality	292,567	13,529	55,250	948	362,294
Total	$9,306,752	$3,271,306	$3,822,854	$554,671	$16,955,583

(in thousands)	March 31, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$49,543	$41,436	$15,521	$4,437	$110,937
Individually evaluated for impairment	1,081	319	—	—	1,400
Loans acquired with deteriorated credit quality	4,558	2,445	700	64	7,767
Total	$55,182	$44,200	$16,221	$4,501	$120,104
Loans and leases:
Collectively evaluated for impairment	$8,475,620	$2,919,336	$3,132,805	$413,882	$14,941,643
Individually evaluated for impairment	66,481	27,859	—	—	94,340
Loans acquired with deteriorated credit quality	422,878	28,154	68,939	1,153	521,124
Total	$8,964,979	$2,975,349	$3,201,744	$415,035	$15,557,107

The loan and lease balances are net of deferred fees and costs of $57.7 million and $31.7 million at March 31, 2016 and March 31, 2015, respectively.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the RUC and unfunded commitments for the three months ended March 31, 2016 and 2015:

(in thousands)	Three Months Ended
	March 31,
	2016	2015
Balance, beginning of period	$3,574	$3,539
Net change to other expense	(92)	(345)
Balance, end of period	$3,482	$3,194

(in thousands)
Total
Unfunded loan and lease commitments:
March 31, 2016	$3,703,352
March 31, 2015	$3,993,400

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following table summarizes our non-accrual loans and leases and loans and leases past due, by loan and lease class, as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$175	$343	$430	$948	$2,648	$3,161,558	$3,165,154
Owner occupied term, net	3,551	4,298	1,801	9,650	5,352	2,716,226	2,731,228
Multifamily, net	—	—	—	—	511	2,945,315	2,945,826
Construction & development, net	—	—	—	—	—	343,519	343,519
Residential development, net	—	—	—	—	—	121,025	121,025
Commercial
Term, net	463	465	—	928	14,810	1,422,254	1,437,992
LOC & other, net	1,605	4,887	—	6,492	664	1,034,360	1,041,516
Leases and equipment finance, net	4,874	1,961	1,327	8,162	6,060	777,576	791,798
Residential
Mortgage, net (2)	1,351	—	29,051	30,402	—	2,849,198	2,879,600
Home equity loans & lines, net	849	1,216	3,234	5,299	—	937,955	943,254
Consumer & other, net	2,252	764	456	3,472	—	551,199	554,671
Total, net of deferred fees and costs	$15,120	$13,934	$36,299	$65,353	$30,045	$16,860,185	$16,955,583

(1) Other includes purchased credit impaired loans of $362.3 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $14.2 million at March 31, 2016.

(in thousands)	December 31, 2015
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases

Commercial real estate
Non-owner occupied term, net	$1,312	$2,776	$137	$4,225	$2,633	$3,133,987	$3,140,845
Owner occupied term, net	2,394	1,150	423	3,967	5,928	2,682,026	2,691,921
Multifamily, net	408	—	—	408	—	3,074,510	3,074,918
Construction & development, net	—	2,959	—	2,959	—	298,933	301,892
Residential development, net	—	—	—	—	—	99,459	99,459
Commercial
Term, net	298	333	—	631	15,185	1,409,193	1,425,009
LOC & other, net	1,907	92	8	2,007	664	1,040,405	1,043,076
Leases and equipment finance, net	2,933	3,499	822	7,254	4,801	717,106	729,161
Residential
Mortgage, net (2)	31	2,444	29,233	31,708	—	2,877,691	2,909,399
Home equity loans & lines, net	1,084	643	3,080	4,807	—	918,860	923,667
Consumer & other, net	3,271	889	642	4,802	4	522,383	527,189
Total, net of deferred fees and costs	$13,638	$14,785	$34,345	$62,768	$29,215	$16,774,553	$16,866,536

(1) Other includes purchased credit impaired loans of $438.1 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $19.2 million at December 31, 2015.

Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral-dependent loans.  Therefore, the non-accrual loans as of March 31, 2016 have already been written down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

The following table summarizes our impaired loans by loan class as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$8,660	$2,036	$6,247	$185
Owner occupied term, net	5,845	5,299	183	11
Multifamily, net	4,025	511	3,519	30
Construction & development, net	1,864	—	1,862	37
Residential development, net	7,889	—	7,890	54
Commercial
Term, net	25,834	14,512	6,203	269
LOC & other, net	3,470	664	2,322	213
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$57,587	$23,022	$28,226	$799

(in thousands)	December 31, 2015
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$8,633	$1,946	$6,260	$91
Owner occupied term, net	7,476	4,340	3,072	40
Multifamily, net	3,519	—	3,519	49
Construction & development, net	1,091	—	1,091	11
Residential development, net	7,889	—	7,891	90
Commercial
Term, net	26,106	14,788	6,220	283
LOC & other, net	3,470	664	2,322	224
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$58,184	$21,738	$30,375	$788

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2016 and 2015:

(in thousands)	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$8,767	$63	$38,071	$323
Owner occupied term, net	7,554	53	15,606	65
Multifamily, net	3,775	30	3,669	31
Construction & development, net	1,476	19	1,091	11
Residential development, net	7,912	81	9,622	103
Commercial
Term, net	21,248	73	19,907	3
LOC & other, net	3,028	20	10,491	47
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$53,760	$339	$98,457	$583

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

The following table summarizes our internal risk rating by loan and lease class for the loan and lease portfolio as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,003,342	$74,533	$78,588	$—	$408	$8,283	$3,165,154
Owner occupied term, net	2,582,762	77,095	64,132	722	1,035	5,482	2,731,228
Multifamily, net	2,918,318	6,537	16,941	—	—	4,030	2,945,826
Construction & development, net	329,238	10,336	2,083	—	—	1,862	343,519
Residential development, net	111,432	397	1,306	—	—	7,890	121,025
Commercial
Term, net	1,378,277	5,466	33,181	196	157	20,715	1,437,992
LOC & other, net	1,005,035	18,224	15,271	—	—	2,986	1,041,516
Leases and equipment finance, net	776,698	5,733	1,961	6,650	756	—	791,798
Residential
Mortgage, net (2)	2,833,427	1,866	38,726	—	5,581	—	2,879,600
Home equity loans & lines, net	936,744	3,005	1,115	—	2,390	—	943,254
Consumer & other, net	551,157	3,024	312	—	178	—	554,671
Total, net of deferred fees and costs	$16,426,430	$206,216	$253,616	$7,568	$10,505	$51,248	$16,955,583

(1) The percentage of impaired loans classified as pass/watch, special mention and substandard was 5.3%, 4.7% and 90.0%, respectively, as of March 31, 2016.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $14.2 million at March 31, 2016.

(in thousands)	December 31, 2015
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$2,963,339	$82,538	$86,213	$270	$279	$8,206	$3,140,845
Owner occupied term, net	2,553,909	60,042	68,522	675	1,361	7,412	2,691,921
Multifamily, net	3,047,889	5,641	17,869	—	—	3,519	3,074,918
Construction & development, net	288,018	10,659	2,124	—	—	1,091	301,892
Residential development, net	89,706	507	1,355	—	—	7,891	99,459
Commercial
Term, net	1,369,230	13,620	20,953	36	162	21,008	1,425,009
LOC & other, net	1,004,946	19,183	15,959	1	1	2,986	1,043,076
Leases and equipment finance, net	716,190	3,849	3,499	4,889	734	—	729,161
Residential
Mortgage, net (2)	2,871,516	3,557	21,195	—	13,131	—	2,909,399
Home equity loans & lines, net	917,919	2,189	803	—	2,756	—	923,667
Consumer & other, net	522,339	4,174	458	—	218	—	527,189
Total, net of deferred fees and costs	$16,345,001	$205,959	$238,950	$5,871	$18,642	$52,113	$16,866,536

(1) The percentage of impaired loans classified as pass/watch, special mention and substandard was 5.0%, 4.6%, and 90.4%, respectively, as of December 31, 2015.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $19.2 million at December 31, 2015.

Troubled Debt Restructurings

At March 31, 2016 and December 31, 2015, impaired loans of $31.4 million and $31.4 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were no available commitments for troubled debt restructurings outstanding as of March 31, 2016 and December 31, 2015.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$18,041	$—	$18,041
Commercial, net	8,524	8,422	16,946
Residential, net	4,844	—	4,844
Total, net of deferred fees and costs	$31,409	$8,422	$39,831

(in thousands)	December 31, 2015
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$17,895	$1,324	$19,219
Commercial, net	8,543	8,528	17,071
Residential, net	4,917	—	4,917
Total, net of deferred fees and costs	$31,355	$9,852	$41,207

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The following table presents newly restructured loans that occurred during the three months ended March 31, 2016 and 2015:

(in thousands)	Three Months Ended March 31, 2016
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications

Commercial real estate, net	$—	$—	$—	$—	$209	$209
Residential, net	—	—	—	—	132	132
Total, net of deferred fees and costs	$—	$—	$—	$—	$341	$341

	Three Months Ended March 31, 2015
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications

Commercial, net	$—	$—	$—	$—	$3,349	$3,349
Residential, net	—	74	—	—	2,944	3,018
Total, net of deferred fees and costs	$—	$74	$—	$—	$6,293	$6,367

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

There were no financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three months ended March 31, 2016 and none for the three months ended March 31, 2015.

Note 5–Goodwill and Other Intangible Assets

The following tables summarize the changes in the Company's goodwill and other intangible assets for the year ended December 31, 2015, and the three months ended March 31, 2016. Goodwill and all other intangible assets are related to the Community Banking segment.

(in thousands)	Goodwill
		Accumulated
	Gross	Impairment	Total
Balance, December 31, 2014	$1,899,159	$(112,934)	$1,786,225
Net additions	1,568	—	1,568
Balance, December 31, 2015	1,900,727	(112,934)	1,787,793
Reductions	—	(142)	(142)
Balance, March 31, 2016	$1,900,727	$(113,076)	$1,787,651

Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. The reduction to goodwill of $142,000 relates to a goodwill impairment loss recognized during the quarter related to a small subsidiary that is winding down operations. The additions to goodwill in 2015 of $1.6 million related to correcting immaterial errors in acquisition accounting adjustments.

(in thousands)	Other Intangible Assets
		Accumulated
	Gross	Amortization	Net
Balance, December 31, 2014	$113,471	$(56,738)	$56,733
Amortization	—	(11,225)	(11,225)
Balance, December 31, 2015	113,471	(67,963)	45,508
Amortization	—	(2,560)	(2,560)
Balance, March 31, 2016	$113,471	$(70,523)	$42,948

Core deposit intangible assets values were determined by an analysis of the cost differential between the core deposits inclusive of estimated servicing costs and alternative funding sources for core deposits acquired through acquisitions. The core deposit intangible assets are amortized on an accelerated basis over a period of approximately 10 years.

The Company conducts its annual evaluation of goodwill for impairment as of its year end of December 31. Goodwill and other intangibles are required to be analyzed for impairment if certain triggering events occur. During the three months ended March 31, 2016, management determined that no triggering events occurred that required an impairment analysis. The table below presents the forecasted amortization expense for other intangible assets acquired in all mergers:

(in thousands)
Expected
Year	Amortization
Remainder of 2016	$6,062
2017	6,756
2018	6,166
2019	5,618
2020	4,986
Thereafter	13,360
$42,948

Note 6 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR"), which are carried at fair value, for the three months ended March 31, 2016 and 2015:

(in thousands)	Three Months Ended
	March 31,
	2016	2015
Balance, beginning of period	$131,817	$117,259
Additions for new MSR capitalized	5,980	8,837
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(10,251)	(4,143)
Other(2)	(10,374)	(5,588)
Balance, end of period	$117,172	$116,365

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of March 31, 2016 and December 31, 2015 is as follows:

(dollars in thousands)	March 31, 2016	December 31, 2015
Balance of loans serviced for others	$13,304,468	$13,047,266
MSR as a percentage of serviced loans	0.88%	1.01%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $7.6 million for the three months ended March 31, 2016, as compared to $6.5 million for the three months ended March 31, 2015.

Key assumptions used in measuring the fair value of MSR as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Constant prepayment rate	13.78%	11.70%
Discount rate	9.69%	9.68%
Weighted average life (years)	5.7	6.5

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of March 31, 2016 and December 31, 2015 is as follows:

(in thousands)	March 31, 2016	December 31, 2015
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(5,395)	$(5,337)
Effect on fair value of a 20% adverse change	$(10,356)	$(10,283)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(4,189)	$(4,936)
Effect on fair value of a 200 basis point adverse change	$(8,067)	$(9,494)

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

Note 7 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of March 31, 2016:

(dollars in thousands)		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$15,514	Floating rate, LIBOR plus 3.35%, adjusted quarterly	5.27%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	23,443	Floating rate, LIBOR plus 3.45%, adjusted quarterly	5.37%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	7,369	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.86%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	7,333	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.91%	March 2034
Umpqua Master Trust I	August 2007	41,238	24,465	Floating rate, LIBOR plus 1.35%, adjusted quarterly	3.34%	September 2037
Umpqua Master Trust IB	September 2007	20,619	14,139	Floating rate, LIBOR plus 2.75%, adjusted quarterly	4.93%	December 2037
Sterling Capital Trust III	April 2003	14,433	11,363	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.91%	April 2033
Sterling Capital Trust IV	May 2003	10,310	8,031	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.84%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	16,106	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.97%	June 2033
Sterling Capital Trust VI	June 2003	10,310	8,004	Floating rate, LIBOR plus 3.20%, adjusted quarterly	4.94%	September 2033
Sterling Capital Trust VII	June 2006	56,702	34,815	Floating rate, LIBOR plus 1.53%, adjusted quarterly	3.52%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	31,948	Floating rate, LIBOR plus 1.63%, adjusted quarterly	3.65%	December 2036
Sterling Capital Trust IX	July 2007	46,392	27,461	Floating rate, LIBOR plus 1.40%, adjusted quarterly	3.40%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	7,175	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.89%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	6,647	Floating rate, LIBOR plus 1.80%, adjusted quarterly	3.78%	June 2035
Klamath First Capital Trust I	July 2001	15,464	13,104	Floating rate, LIBOR plus 3.75%, adjusted semiannually	5.45%	July 2031
		$379,390	$256,917
AT AMORTIZED COST:
HB Capital Trust I	March 2000	$5,310	$6,092	10.875%	8.56%	March 2030
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,732	10.200%	8.49%	February 2031
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,150	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.44%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,050	Floating rate, LIBOR plus 2.95%, adjusted quarterly	2.89%	September 2033
CIB Capital Trust	November 2002	10,310	11,033	Floating rate, LIBOR plus 3.45%, adjusted quarterly	3.40%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	4.20%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	4.24%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.52%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.52%	September 2033
		96,037	101,173
	Total	$475,427	$358,090

(1)
Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of March 31, 2016.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $14.3 million at March 31, 2016 and December 31, 2015. As of March 31, 2016, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling. Refer to Note 14 for discussion of the rationale for election of fair value and the approach used to fair value the selected junior subordinated debentures.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments, the discounts will reverse over time in a manner similar to the effective interest rate method as if these instruments were accounted for under the amortized cost method. Losses recorded resulting from the change in the fair value of these instruments were $1.6 million for both the three months ended March 31, 2016 and 2015.

Note 8 – Commitments and Contingencies

Lease Commitments — As of March 31, 2016, the Bank leased 278 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three months ended March 31, 2016 was $9.7 million and for the three months ended March 31, 2015 was $9.3 million. Rent expense was partially offset by rent income of $503,000 for the three months ended March 31, 2016 and $277,000 for the three months ended March 31, 2015.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of March 31, 2016
Commitments to extend credit	$3,639,589
Commitments to extend overdrafts	$805,760
Forward sales commitments	$663,365
Commitments to originate residential mortgage loans held for sale	$495,720
Standby letters of credit	$63,763

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees during the three months ended March 31, 2016 and March 31, 2015. At March 31, 2016, approximately $39.9 million of standby letters of credit expire within one year, and $23.9 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. During the three months ended March 31, 2016, the Bank collected approximately $110,000 in fees associated with standby letters of credit.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of March 31, 2016, the Company had a residential mortgage loan repurchase reserve liability of $1.7 million.

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

Contingencies—In March 2016, the Company announced a plan to consolidate 26 store locations later this year. Consolidations will being in June and continue through the summer of 2016.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 78% of the Bank's loan and lease portfolio at both March 31, 2016 and December 31, 2015.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three months ended March 31, 2016 and 2015.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2016, the Bank had commitments to originate mortgage loans held for sale totaling $495.7 million and forward sales commitments of $663.4 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of March 31, 2016, the Bank had 409 interest rate swaps with an aggregate notional amount of $2.0 billion related to this program.

As of March 31, 2016 and December 31, 2015, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $70.2 million and $40.2 million, respectively.  The Bank has collateral posting requirements for initial or variation margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $88.9 million and $58.7 million as of March 31, 2016 and December 31, 2015, respectively.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of March 31, 2016, the net CVA decreased the settlement values of the Bank's net derivative assets by $3.5 million.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The following tables summarize the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of March 31, 2016 and December 31, 2015:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated	March 31,	December 31,	March 31,	December 31,
as hedging instrument	2016	2015	2016	2015
Interest rate lock commitments	$8,255	$3,631	$—	$—
Interest rate forward sales commitments	—	1,155	4,309	971
Interest rate swaps	66,728	38,567	70,192	40,238
Foreign currency derivative	597	196	989	305
Total	$75,580	$43,549	$75,490	$41,514

The fair values of the derivatives are recorded in other assets and other liabilities. The following table summarizes the types of derivatives and the gains (losses) recorded during the three months ended March 31, 2016 and 2015:

(in thousands)	Three Months Ended
Derivatives not designated	March 31,
as hedging instrument	2016	2015
Interest rate lock commitments	$4,624	$4,157
Interest rate forward sales commitments	(11,097)	(5,104)
Interest rate swaps	(1,793)	(781)
Foreign currency derivative	261	208
Total	$(8,005)	$(1,520)

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivative are included in other income.

The following table summarizes the derivatives that have a right of offset as of March 31, 2016 and December 31, 2015:

(in thousands)				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
March 31, 2016
Derivative Assets
Interest rate swaps	$66,728	$—	$66,728	$(181)	$—	$66,547
Foreign currency derivative	597	—	597	—	—	597
Derivative Liabilities
Interest rate swaps	$70,192	$—	$70,192	$(181)	$(70,011)	$—
Foreign currency derivative	989	—	989	—	—	989

December 31, 2015
Derivative Assets
Interest rate swaps	$38,567	$—	$38,567	$(198)	$—	$38,369
Foreign currency derivative	196	—	196	—	—	196
Derivative Liabilities
Interest rate swaps	$40,238	$—	$40,238	$(198)	$(40,040)	$—
Foreign currency derivative	305	—	305	—	—	305

Note 10 – Shareholders' Equity and Stock Compensation

The Company has a share repurchase plan, which allows the Company to repurchase shares from time to time subject to a maximum number of shares over the life of the plan. In February 2016, the Company repurchased 235,000 shares for a total of $3.5 million.

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units (included in salaries and employee benefits) was $3.0 million for the three months ended March 31, 2016, as compared to $3.2 million for the three months ended March 31, 2015. The total income tax benefit recognized related to stock-based compensation was $1.2 million for the three months ended March 31, 2016, as compared to $1.2 million for the three months ended March 31, 2015.

The following table summarizes information about stock option activity for the three months ended March 31, 2016:

(in thousands, except per share data)	Three Months Ended March 31, 2016
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	472	$14.58
Granted	—	$—
Exercised	(48)	$13.23
Forfeited/expired	(25)	$28.43
Balance, end of period	399	$13.87	4.00	$1,307
Options exercisable, end of period	366	$14.03	3.73	$1,180

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three months ended March 31, 2016 was $132,000, as compared to the three months ended March 31, 2015 of $145,000.

During the three months ended March 31, 2016, the amount of cash received from the exercise of stock options was $33,000, as compared to the three months ended March 31, 2015 of $89,000. Total consideration was $635,000 for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 of $139,000.

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the three months ended March 31, 2016:

(in thousands, except per share data)	Three Months Ended March 31, 2016
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	1,376	$16.18
Granted	535	$14.29
Released	(306)	$14.32
Forfeited	(21)	$13.83
Balance, end of period	1,584	$15.93

The total fair value of restricted shares vested and released during the three months ended March 31, 2016 was $4.4 million, as compared to the three months ended March 31, 2015 of $5.1 million.

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

The following table summarizes information about nonvested restricted shares outstanding at March 31, 2016:

(in thousands, except per share data)	Three Months Ended March 31, 2016
	Restricted	Weighted
	Stock Units	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	263	$18.58
Granted	—	$—
Released	(16)	$18.58
Forfeited	(11)	$18.58
Balance, end of period	236	$18.58

The total fair value of restricted stock units vested and released during the three months ended March 31, 2016 was $260,000 as compared to the three months ended March 31, 2015 of $1.4 million.

As of March 31, 2016, there was $92,000 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 1.23 years.  As of March 31, 2016, there was $12.2 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.61 years. As of March 31, 2016, there was $3.1 million of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.33 years, assuming expected performance conditions are met.

For the three months ended March 31, 2016, the Company received income tax benefits of $1.9 million, as compared to the three months ended March 31, 2015 of $2.7 million, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. In the three months ended March 31, 2016, the Company had net tax deficiency of $123,000, as compared to $528,000 of net excess tax benefit (tax benefit resulting from tax deductions greater than the compensation cost recognized) for the three months ended March 31, 2015.

Note 11 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states and in Canada. The Company believes it is more likely than not that it will be able to fully realize the benefit of its federal net operating loss ("NOL") carry-forwards. The Company also believes that it is more likely than not that the benefit from certain state NOL and tax credit carry-forwards will not be realized and therefore has provided a valuation allowance of $1.1 million against the deferred tax assets relating to these NOL and tax credit carry-forwards.

The Company had gross unrecognized tax benefits of $2.9 million as of March 31, 2016.  If recognized, the unrecognized tax benefit would reduce the 2016 annual effective tax rate by 0.6%.  During the three months ended March 31, 2016, the Company accrued $15,000 of interest relating to its liability for unrecognized tax benefits.  Interest on unrecognized tax benefits is reported by the Company as a component of tax expense.  As of March 31, 2016, the accrued interest related to unrecognized tax benefits was $443,000.

Note 12 – Earnings Per Common Share

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

The following is a computation of basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015:

(in thousands, except per share data)	Three Months Ended
	March 31,
	2016	2015
NUMERATORS:
Net income	$47,569	$47,129
Less:
Dividends and undistributed earnings allocated to participating securities (1)	29	84
Net earnings available to common shareholders	$47,540	$47,045
DENOMINATORS:
Weighted average number of common shares outstanding - basic	220,227	220,349
Effect of potentially dilutive common shares (2)	825	702
Weighted average number of common shares outstanding - diluted	221,052	221,051
EARNINGS PER COMMON SHARE:
Basic	$0.22	$0.21
Diluted	$0.22	$0.21

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three months ended March 31, 2016 and 2015.

(in thousands)	Three Months Ended
	March 31,
	2016	2015
Stock options	119	150
Restricted Stock	25	—

Note 13 – Segment Information

The Company operates two primary segments: Community Banking and Home Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of March 31, 2016, the Community Banking segment operated 381 locations throughout Oregon, Washington, California, Idaho, and Nevada.

The Home Lending segment, which operates as a division of the Bank, originates, sells and services residential mortgage loans.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Three Months Ended March 31, 2016
	Community	Home
	Banking	Lending	Consolidated
Interest income	$204,526	$29,538	$234,064
Interest expense	14,535	1,827	16,362
Net interest income	189,991	27,711	217,702
Provision (recapture) for loan and lease losses	5,980	(1,157)	4,823
Non-interest income	30,208	15,743	45,951
Non-interest expense	155,374	28,615	183,989
Income before income taxes	58,845	15,996	74,841
Provision for income taxes	21,443	5,829	27,272
Net income	$37,402	$10,167	$47,569

(in thousands)	Three Months Ended March 31, 2015
	Community	Home
	Banking	Lending	Consolidated
Interest income	$206,839	$22,232	$229,071
Interest expense	12,019	1,933	13,952
Net interest income	194,820	20,299	215,119
Provision for loan and lease losses	12,637	—	12,637
Non-interest income	29,265	34,640	63,905
Non-interest expense	166,613	26,006	192,619
Income before income taxes	44,835	28,933	73,768
Provision for income taxes	16,194	10,445	26,639
Net income	$28,641	$18,488	$47,129

(in thousands)	March 31, 2016
	Community	Home
	Banking	Lending	Consolidated
Total assets	$20,580,169	$3,355,517	$23,935,686
Total loans and leases	$14,309,707	$2,645,876	$16,955,583
Total deposits	$18,097,805	$65,169	$18,162,974

(in thousands)	December 31, 2015
	Community	Home
	Banking	Lending	Consolidated
Total assets	$20,214,498	$3,191,883	$23,406,381
Total loans and leases	$14,183,919	$2,682,617	$16,866,536
Total deposits	$17,689,815	$17,374	$17,707,189

Note 14 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of March 31, 2016 and December 31, 2015, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)		March 31, 2016		December 31, 2015
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$912,920	$912,920	$773,725	$773,725
Trading securities	1,2	9,791	9,791	9,586	9,586
Investment securities available for sale	2	2,542,535	2,542,535	2,522,539	2,522,539
Investment securities held to maturity	3	4,525	5,507	4,609	5,590
Loans held for sale	2	659,264	663,161	363,275	363,275
Loans and leases, net	3	16,825,340	16,911,958	16,736,214	16,661,079
Restricted equity securities	1	47,545	47,545	46,949	46,949
Residential mortgage servicing rights	3	117,172	117,172	131,817	131,817
Bank owned life insurance assets	1	293,703	293,703	291,892	291,892
Derivatives	2,3	75,580	75,580	43,549	43,549
Visa Class B common stock	3	—	58,781	—	58,751
FINANCIAL LIABILITIES:
Deposits	1,2	$18,162,974	$18,169,563	$17,707,189	$17,709,555
Securities sold under agreements to repurchase	2	325,203	325,203	304,560	304,560
Term debt	2	903,382	910,314	888,769	890,852
Junior subordinated debentures, at fair value	3	256,917	256,917	255,457	255,457
Junior subordinated debentures, at amortized cost	3	101,173	76,084	101,254	75,654
Derivatives	2	75,490	75,490	41,514	41,514

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$68	$—	$68	$—
Equity securities	9,723	9,723	—	—
Investment securities available for sale
Obligations of states and political subdivisions	303,674	—	303,674	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,236,831	—	2,236,831	—
Investments in mutual funds and other equity securities	2,030	—	2,030	—
Loans held for sale, at fair value	403,288		403,288
Residential mortgage servicing rights, at fair value	117,172	—	—	117,172
Derivatives
Interest rate lock commitments	8,255	—	—	8,255
Interest rate swaps	66,728	—	66,728	—
Foreign currency derivative	597	—	597	—
Total assets measured at fair value	$3,148,366	$9,723	$3,013,216	$125,427
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$256,917	$—	$—	$256,917
Derivatives
Interest rate forward sales commitments	4,309	—	4,309	—
Interest rate swaps	70,192	—	70,192	—
Foreign currency derivative	989	—	989	—
Total liabilities measured at fair value	$332,407	$—	$75,490	$256,917

(in thousands)	December 31, 2015
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$75	$—	$75	$—
Equity securities	9,511	9,511	—	—
Investment securities available for sale
Obligations of states and political subdivisions	313,117	—	313,117	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,207,420	—	2,207,420	—
Investments in mutual funds and other equity securities	2,002	—	2,002	—
Loans held for sale, at fair value	363,275		363,275
Residential mortgage servicing rights, at fair value	131,817	—	—	131,817
Derivatives
Interest rate lock commitments	3,631	—	—	3,631
Interest rate forward sales commitments	1,155	—	1,155	—
Interest rate swaps	38,567	—	38,567	—
Foreign currency derivative	196	—	196
Total assets measured at fair value	$3,070,766	$9,511	$2,925,807	$135,448
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$255,457	$—	$—	$255,457
Derivatives
Interest rate forward sales commitments	971	—	971	—
Interest rate swaps	40,238	—	40,238	—
Foreign currency derivative	305	—	305	—
Total liabilities measured at fair value	$296,971	$—	$41,514	$255,457

The following methods were used to estimate the fair value of each class of financial instrument in the tables above:

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

Loans Held for Sale— Fair value for residential mortgage loans originated as held for sale is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights. For loans not originated as held for sale, these loans are accounted for at lower of cost or market, with the fair value estimated based on the expected sales price.

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

Term Debt— The fair value of term notes is calculated based on the discounted value of the contractual cash flows using current rates at which such borrowings can currently be obtained.

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2016, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2016:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	13.78%
		Discount Rate	9.69%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	84.38%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	5.84%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of March 31, 2016, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2016 and 2015.

(in thousands)
Three Months Ended March 31,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2016
Residential mortgage servicing rights	$131,817	$(20,625)	$5,980	$—	$117,172	$(19,827)
Interest rate lock commitment, net	3,631	2,044	14,963	(12,383)	8,255	8,255
Junior subordinated debentures, at fair value	255,457	4,294	—	(2,834)	256,917	4,294

2015
Residential mortgage servicing rights	$117,259	$(9,731)	$8,837	$—	$116,365	$(7,771)
Interest rate lock commitment, net	2,867	(2,867)	19,061	(12,036)	7,025	7,025
Junior subordinated debentures, at fair value	249,294	3,878	—	(2,520)	250,652	3,878

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

(in thousands)	March 31, 2016
	Total	Level 1	Level 2	Level 3
Loans and leases	$19,124	$—	$—	$19,124
Other real estate owned	9,156	—	—	9,156
	$28,280	$—	$—	$28,280

(in thousands)	December 31, 2015
	Total	Level 1	Level 2	Level 3
Loans and leases	$24,690	$—	$—	$24,690
Other real estate owned	802	—	—	802
	$25,492	$—	$—	$25,492

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2016 and 2015:

(in thousands)	Three Months Ended
	March 31,
	2016	2015
Loans and leases	$6,079	$10,483
Other real estate owned	1,423	2,392
Total loss from nonrecurring measurements	$7,502	$12,875

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016			December 31, 2015
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$403,288	$386,566	$16,722	$363,275	$351,414	$11,861

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Consolidated Statements of Income. For the three months ended March 31, 2016 and 2015, the Company recorded a net increase in fair value of $4.9 million and $4.9 million, respectively, representing the change in fair value reflected in earnings.

There were no nonaccrual residential mortgage loans held for sale or residential mortgage loans held for sale 90 days or more past due and still accruing interest as of March 31, 2016 and December 31, 2015, respectively.
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

Due to inactivity in the junior subordinated debenture market and the lack of observable quotes of our, or similar, junior subordinated debenture liabilities or the related trust preferred securities when traded as assets, we utilize an income approach valuation technique to determine the fair value of these liabilities using our estimation of market discount rate assumptions. The Company monitors activity in the trust preferred and related markets, to the extent available, evaluates changes related to the current and anticipated future interest rate environment, and considers our entity-specific creditworthiness, to validate the reasonableness of the credit risk adjusted spread and effective yield utilized in our discounted cash flow model.  Regarding the activity in and condition of the junior subordinated debt market, we noted no observable changes in the current period as it relates to companies comparable to our size and condition, in either the primary or secondary markets.  Relating to the interest rate environment, we considered the change in slope and shape of the forward LIBOR swap curve in the current period, the effects of which did not result in a significant change in the fair value of these liabilities.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends" and "forecast," and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds; our securities portfolio; loan sales; availability of acquisition and growth opportunities; adequacy of our allowance for loan and lease losses; reserve for unfunded commitments; provision for loan and lease losses; performance of troubled debt restructurings; our commercial real estate portfolio and subsequent charge-offs; resolution of non-accrual loans; litigation; Pivotus Ventures, Inc.; store consolidations; and the impact of Basel III on our capital. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:

•	our ability to attract new deposits and loans and leases;

•	demand for financial services in our market areas;

•	competitive market pricing factors;

•	our ability to effectively develop and implement new technology;

•	deterioration in economic conditions that could result in increased loan and lease losses;

•	risks associated with concentrations in real estate related loans;

•	market interest rate volatility and prolonged low interest rate environments;

•	compression of our net interest margin;

•	stability of funding sources and continued availability of borrowings;

•	changes in legal or regulatory requirements;

•	the results of regulatory examinations;

•	our ability to recruit and retain key management and staff;

•	availability of, and competition for, acquisition opportunities;

•	risks associated with merger and acquisition integration;

•	significant decline in the market value of the Company that could result in an impairment of goodwill;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on the Bank's ability to pay dividends to the Company;

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the Company's business operations, including the impact of provisions and regulations related to FDIC deposit insurance, interchange fees, stress testing and executive compensation;

•	the impact of the "Basel III" capital rules issued by federal banking regulators ("Basel III Rules");

•	competition, including from financial technology companies.
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

With headquarters located in Roseburg, Oregon, the Bank is considered one of the most innovative community banks in the United States, recognized nationally and internationally for its unique company culture and customer experience strategy, which differentiate the Company from its competition. The Bank provides a wide range of banking, wealth management, mortgage and other financial services to corporate, institutional and individual customers, and also has a wholly-owned subsidiary, Financial Pacific Leasing, Inc., a commercial equipment leasing company.

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

In 2015, we formed Pivotus Ventures, Inc. as a subsidiary of Umpqua Holdings Corporation. Pivotus will use small cross-functional teams with a startup dynamic to validate, develop, and test new bank platforms that could have a significant impact on the experience and economics of banking. The collaborative model will enhance its ability to imagine and develop disruptive technologies, test them with a broad range of customers and deliver them to scale.

Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes periodic examinations by these regulatory agencies.

Executive Overview

Significant items for the three months ended March 31, 2016 were as follows:

Financial Performance

•	Net earnings available to common shareholders per diluted common share were $0.22 for the three months ended March 31, 2016, compared to $0.21 for the three months ended March 31, 2015.

•
Net interest margin, on a tax equivalent basis, was 4.34% for the three months ended March 31, 2016, compared to 4.51% for the three months ended March 31, 2015.  The decrease in net interest margin for the three months ended March 31, 2016 was primarily driven by a 13 basis point decrease in the average yield on interest earning assets as well as a 6 basis point increase in the cost of interest-bearing liabilities.

•
Residential mortgage banking revenue was $15.4 million for the three months ended March 31, 2016, as compared to $28.2 million for the three months ended March 31, 2015.  The decrease was primarily driven by a $20.6 million negative fair value adjustment to the mortgage servicing rights ("MSR") asset for the three months ended March 31, 2016, as compared to a negative fair value adjustment of $9.7 million for the same period of the prior year. It was also driven by a decrease in closed for sale mortgage volume, which decreased by 11% for the three months ended March 31, 2016, as compared to the prior year same period, partially offset by an increase in the gain on sale margin.

•
Total gross loans and leases were $17.0 billion as of March 31, 2016, an increase of $89.0 million, as compared to December 31, 2015.  The increase is mainly due to loan growth in the construction & development portfolio, owner occupied commercial real estate portfolio, as well as the lease and equipment finance portfolio, partially offset by portfolio loan sales of $149.1 million. In addition, $170.8 million of portfolio residential mortgage loans and $85.2 million of multi-family loans were transferred to held for sale and are expected to be sold during the second quarter of 2016. These loans were transferred to held for sale at the lower of cost or market, and no gain or loss has been recorded.

•
Total deposits were $18.2 billion as of March 31, 2016, an increase of $455.8 million, compared to December 31, 2015.  This increase was primarily driven by an increase in demand, savings and money market accounts.

•	Total consolidated assets were $23.9 billion as of March 31, 2016, compared to $23.4 billion at December 31, 2015.

Credit Quality

•
Non-performing assets increased to $72.6 million, or 0.30% of total assets, as of March 31, 2016, as compared to $66.7 million, or 0.28% of total assets, as of December 31, 2015.  Non-performing loans were $52.2 million, or 0.31% of total loans, as of March 31, 2016, as compared to $44.4 million, or 0.26% of total loans, as of December 31, 2015.

•
The provision for loan and lease losses was $4.8 million for the three months ended March 31, 2016, as compared to the $12.6 million recognized for the three months ended March 31, 2015. The decrease for the three months ended March 31, 2016 compared to the same prior year period is primarily due to a decrease in net charge-offs, as well as improved credit performance within the loan and lease portfolio. Net charge-offs on loans were $4.9 million for the three months ended March 31, 2016, or 0.12% of average loans and leases (annualized), as compared to net charge-offs of $8.7 million, or 0.23% of average loans and leases (annualized), for the three months ended March 31, 2015.

Capital and Growth Initiatives

•
Based on Basel III rules, the Company's total risk based capital was 14.2% and its Tier 1 common to risk weighted assets ratio was 10.9% as of March 31, 2016. As of December 31, 2015, the Company's total risk based capital ratio was 14.3% and its Tier 1 common to risk weighted assets ratio was 11.4%.

•	Cash dividends declared in the first quarter of 2016 were $0.16 per common share, an increase of 7% over the comparable period of the prior year.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2015 included in the Form 10-K filed with the SEC on February 25, 2016. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC's definition.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of March 31, 2016, there was no unallocated allowance amount.

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

Management believes that the ALLL was adequate as of March 31, 2016. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 78% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

The Company performed its annual goodwill impairment analysis of the Community Banking reporting segment as of December 31, 2015. The Company assessed qualitative factors to determine whether the existence of events and circumstances indicated that it is more likely than not that the indefinite-lived intangible asset is impaired, and determined no factors indicated an impairment. As of March 31, 2016, the Company recorded a goodwill impairment loss of $142,000 relating to the discontinued operations of an immaterial subsidiary during the quarter.
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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net, which amended the principal versus agent implementation guidance set for in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The ASU amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions to determine the potential impact the new standard will have on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The ASU simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. The ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update seek to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is in the process of adopting this ASU for the second quarter of 2016 and expects no material impact from the adoption of this ASU on the Company's consolidated financial statements.

Results of Operations

Overview

For the three months ended March 31, 2016, net earnings available to common shareholders were $47.5 million, or $0.22 per diluted common share, as compared to net earnings available to common shareholders of $47.0 million, or $0.21 per diluted common share for the three months ended March 31, 2015. The slight increase in net earnings for the three months ended March 31, 2016 was due to an increase in net interest income and a decrease in the provision for loan and lease losses and non-interest expense, partially offset by a decline in residential mortgage banking revenue and a decrease in gain on sale of loans.

The Company incurs significant expenses related to the completion and integration of mergers and acquisitions. It also recognizes gains or losses on its junior subordinated debentures carried at fair value resulting from changes in interest rates and the estimated market credit risk adjusted spread that do not directly correlate with the Company’s operating performance. Additionally, it may recognize goodwill impairment losses that have no direct effect on the Company’s or the Bank’s cash balances, liquidity, or regulatory capital ratios. The Company recognizes gains and losses related to the change in the fair value of its MSR, which are primarily tied to movements in interest rates, and are not indicative of the fundamental operating activities for the period. It also recognizes gains or losses related to the change in the fair value of its swap derivatives, which are driven by movements in interest rates and are beyond our control. On occasion, the Company may sell certain securities in its investment portfolio, and recognize an associated gain or loss, which can be highly discretionary based on the timing of the sales, market opportunities, and interest rates, and therefore are not reflective of the Company's operating performance. The Company also may incur expenses related to the exit or disposal of certain business activities, such as the consolidation of bank branches, which do not reflect the on-going operating performance of the Company. Lastly, the Company may recognize one-time bargain purchase gains on certain acquisitions that are not reflective of the Company’s on-going earnings power.

Accordingly, management believes that our operating results are best measured on a comparative basis excluding the after-tax impact of merger-related expenses, gains or losses on junior subordinated debentures measured at fair value, gains or losses from the change in fair value of the MSR, gains or losses from the change in fair value of the swap derivative, net gains or losses in investment securities, exit or disposal costs and other charges related to business combinations such as goodwill impairment charges or bargain purchase gains. The Company defines operating earnings as earnings available to common shareholders before these items, and calculates operating earnings per diluted share by dividing operating earnings by the same diluted share total used in determining diluted earnings per common share. Operating earnings and operating earnings per diluted share are considered "non-GAAP" financial measures. Although we believe the presentation of non-GAAP financial measures provides investors with information useful in understanding the Company's financial performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in Item 1 above.

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the three months ended March 31, 2016 and 2015:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings

(in thousands, except per share data)	Three Months Ended
	March 31,
	2016	2015
Net earnings available to common shareholders	$47,540	$47,045
Adjustments:
Merger related expenses	3,450	14,082
Loss on junior subordinated debentures carried at fair value	1,572	1,555
Loss from change in fair value of MSR asset	20,625	9,728
Loss from change in fair value of swap derivative	1,793	781
Gain on investment securities, net	(696)	(116)
Goodwill impairment	142	—
Exit or disposal costs	347	—
Total pre-tax adjustments:	27,233	26,030
Income tax effect (1)	(10,836)	(10,412)
Net adjustments	16,397	15,618
Operating earnings	$63,937	$62,663
Per diluted share:
Net earnings available to common shareholders	$0.22	$0.21
Adjustments:
Merger related expenses	0.01	0.06
Loss on junior subordinated debentures carried at fair value	0.01	0.02
Loss from change in fair value of MSR asset	0.09	0.04
Loss from change in fair value of swap derivative	0.01	—
Gain on investment securities, net	—	—
Goodwill impairment	—	—
Exit or disposal costs	—	—
Total pre-tax adjustments:	$0.12	$0.12
Income tax effect (1)	(0.05)	(0.05)
Net adjustments	0.07	0.07
Operating earnings	$0.29	0.28

(1) Income tax effect of operating earnings adjustments at 40% for tax-deductible items.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three months ended March 31, 2016 and 2015. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating income as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)	Three Months Ended
	March 31,
	2016	2015
Returns on average assets:
Net earnings available to common shareholders	0.82%	0.84%
Operating earnings	1.10%	1.12%
Returns on average common shareholders' equity:
Net earnings available to common shareholders	4.93%	5.02%
Operating earnings	6.63%	6.68%
Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	9.34%	9.73%
Operating earnings	12.57%	12.96%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$3,878,540	$3,804,036
Less: average goodwill and other intangible assets, net	(1,832,046)	(1,842,390)
Average tangible common shareholders' equity	$2,046,494	$1,961,646

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of March 31, 2016 and December 31, 2015:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	March 31,	December 31,
	2016	2015
Total shareholders' equity	$3,878,630	$3,849,334
Subtract:
Goodwill and other intangible assets, net	1,830,599	1,833,301
Tangible common shareholders' equity	$2,048,031	$2,016,033
Total assets	$23,935,686	$23,406,381
Subtract:
Goodwill and other intangible assets, net	1,830,599	1,833,301
Tangible assets	$22,105,087	$21,573,080
Tangible common equity ratio	9.26%	9.35%

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

Net Interest Income

Net interest income is the largest source of our income. Net interest income for the three months ended March 31, 2016 was $217.7 million, an increase of $2.6 million, compared to the same period in 2015. The increase in net interest income for the three months ended March 31, 2016 as compared to the same period in 2015 is primarily attributable to an increase in average interest-earning assets, primarily loans and investment securities, partially offset by increases in interest expense relating to term debt and deposits.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.34% for the three months ended March 31, 2016, a decrease of 17 basis points as compared to the same period in 2015.

The decreases in the net interest margin is the result of decreased yields on earning assets, most notably the yield on loans and leases decreased by 51 basis points, as well as an increase of 6 basis points on interest bearing liabilities for the three months ended March 31, 2016 as compared to the same period in 2015.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2016 and 2015:

Average Rates and Balances

(dollars in thousands)	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$297,732	$3,022	4.08%	$272,450	$2,562	3.81%
Loans and leases (1)	17,007,929	214,906	5.08%	15,336,742	211,313	5.59%
Taxable securities	2,311,589	13,421	2.32%	2,227,301	11,890	2.14%
Non-taxable securities (2)	287,085	3,398	4.73%	318,643	3,777	4.74%
Temporary investments and interest-bearing cash	356,674	480	0.54%	1,323,671	825	0.25%
Total interest earning assets	20,261,009	235,227	4.67%	19,478,807	230,367	4.80%
Allowance for loan and lease losses	(132,466)			(117,925)
Other assets	3,286,709			3,331,301
Total assets	$23,415,252			$22,692,183
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,137,381	$618	0.12%	$2,051,890	$283	0.06%
Money market deposits	6,612,209	2,834	0.17%	6,186,566	2,237	0.15%
Savings deposits	1,175,934	160	0.05%	998,948	132	0.05%
Time deposits	2,485,481	4,801	0.78%	2,953,431	4,451	0.61%
Total interest-bearing deposits	12,411,005	8,413	0.27%	12,190,835	7,103	0.24%
Repurchase agreements	312,399	36	0.05%	310,745	48	0.06%
Term debt	896,660	4,186	1.88%	990,029	3,464	1.42%
Junior subordinated debentures	356,614	3,727	4.20%	350,610	3,337	3.86%
Total interest-bearing liabilities	13,976,678	16,362	0.47%	13,842,219	13,952	0.41%
Non-interest-bearing deposits	5,289,810			4,808,891
Other liabilities	270,224			237,037
Total liabilities	19,536,712			18,888,147
Common equity	3,878,540			3,804,036
Total liabilities and shareholders' equity	$23,415,252			$22,692,183
NET INTEREST INCOME		$218,865			$216,415
NET INTEREST SPREAD			4.20%			4.39%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.67%			4.80%
INTEREST EXPENSE TO EARNING ASSETS			0.32%			0.29%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.34%			4.51%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.2 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2016 as compared to the same periods in 2015. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)	Three Months Ended March 31,
	2016 compared to 2015
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$248	$212	$460
Loans and leases	21,942	(18,349)	3,593
Taxable securities	468	1,063	1,531
Non-taxable securities (1)	(374)	(5)	(379)
Temporary investments and interest bearing cash	(872)	527	(345)
Total (1)	21,412	(16,552)	4,860
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	12	323	335
Money market deposits	161	436	597
Savings deposits	24	4	28
Time deposits	(777)	1,127	350
Repurchase agreements	—	(12)	(12)
Term debt	(351)	1,073	722
Junior subordinated debentures	58	332	390
Total	(873)	3,283	2,410
Net increase in net interest income (1)	$22,285	$(19,835)	$2,450

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $4.8 million for the three months ended March 31, 2016, as compared to $12.6 million for the same period in 2015.  As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three months ended March 31, 2016 was 0.11%, as compared to 0.33% in the same period in 2015.

The decrease in the provision for loan and lease losses for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, is principally attributable to decreasing credit factors used in the calculation of the allowance for loan and lease losses due to the improving credit quality of the portfolio as well as a decrease in net charge-offs for the period, offset by the increase in the loan portfolio. For the first quarter of 2016, $579,000 of the provision for loan and lease losses was recaptured related to previously acquired loans that were not purchased credit impaired. For the first quarter of 2015, $1.2 million of the provision for loan and lease losses related to previously acquired loans that were not purchased credit impaired. The economy in the Pacific Northwest has improved causing the risk ratings of many of our borrowers to improve as well as the value of the underlying collateral for real estate collateral loans to improve over past quarters.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral-dependent loans.  Therefore, the non-accrual loans of $30.0 million as of March 31, 2016 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended March 31, 2016 was $46.0 million, a decrease of $18.0 million, or 28%, as compared to the same period in 2015. The following table presents the key components of non-interest income for the three months ended March 31, 2016 and 2015:

Non-Interest Income

(in thousands)	Three Months Ended
	March 31,
			Change	Change
	2016	2015	Amount	Percent
Service charges on deposits	$14,516	$14,274	$242	2%
Brokerage revenue	4,094	4,769	(675)	(14)%
Residential mortgage banking revenue, net	15,426	28,227	(12,801)	(45)%
Gain on investment securities, net	696	116	580	500%
Gain on loan sales, net	2,371	6,728	(4,357)	(65)%
Loss on junior subordinated debentures carried at fair value	(1,572)	(1,555)	(17)	1%
BOLI income	2,139	2,302	(163)	(7)%
Other income	8,281	9,044	(763)	(8)%
Total	$45,951	$63,905	$(17,954)	(28)%

Residential mortgage banking revenue decreased for the three months ended March 31, 2016 as compared to the same period of 2014 due to $20.6 million in negative fair value adjustments to the MSR asset, driven by a decline in long-term interest rates during the quarter, and its impact on the prepayment speed assumption for the MSR asset. Closed for-sale mortgage volume for the three months ended March 31, 2016 was $764.1 million, compared to $862.2 million for the three months ended March 31, 2015.

The gain on loan sales for the three months ended March 31, 2016 decreased by $4.4 million due to the mix of loans sold during the periods.

Other income for the three months ended March 31, 2016 compared to the same period in the prior year decreased by $763,000, primarily due to a charge of $1.8 million related to a decline in the fair value of debt capital market swap derivatives, driven by the decline in long-term interest rates during the quarter.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2016 was $184.0 million, a decrease of $8.6 million, or 4% as compared to the same period in 2015. The following table presents the key elements of non-interest expense for the three months ended March 31, 2016 and 2015:

Non-Interest Expense

(in thousands)	Three Months Ended
	March 31,
			Change	Change
	2016	2015	Amount	Percent
Salaries and employee benefits	$106,538	$107,444	$(906)	(1)%
Occupancy and equipment, net	38,295	32,150	6,145	19%
Communications	5,564	4,794	770	16%
Marketing	2,850	3,036	(186)	(6)%
Services	10,671	14,126	(3,455)	(24)%
FDIC assessments	3,721	3,214	507	16%
Loss on other real estate owned, net	1,389	1,814	(425)	(23)%
Intangible amortization	2,560	2,806	(246)	(9)%
Merger related expenses	3,450	14,082	(10,632)	(76)%
Goodwill impairment	142	—	142	nm
Other expenses	8,809	9,153	(344)	(4)%
Total	$183,989	$192,619	$(8,630)	(4)%
nm = Not Meaningful

Salaries and employee benefits costs decreased by $906,000 in the three months ended March 31, 2016, as compared to the same period prior year. The decrease for the three months ended is primarily related to the decreased variable compensation expense associated with mortgage banking operations due to the decrease in originations of loans held for sale.

Net occupancy and equipment expense increased by $6.1 million for the three months ended March 31, 2016, as compared to the same period in the prior year. The increase for the three month period is primarily as a result of additional maintenance contracts related to the system contracts, following conversions over the past two years.

Services decreased by $3.5 million for the three months ended March 31, 2016 as compared to the same periods in the prior year, primarily due to decreased fees for hosting services related to the system conversions.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable.  These merger expenses are recorded in accordance with a Board approved accounting policy with respect to merger related charges, including internal and external charges. These expenses include acquisition related expenses, certain facility closure related costs, customer communications, restructuring expenses (including associate severance and retention charges) and expenses related to conversions of systems, including consulting costs. The merger related expenses incurred in 2016 and 2015, relate to the merger with Sterling.

The following table provides a breakout of Merger related expense for the three months ended March 31, 2016 and 2015.

(in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Legal and professional	$1,140	$3,913
Personnel	912	4,367
Premises and Equipment	794	3,017
Communication	245	434
Other	359	2,351
Total Merger related expense	$3,450	$14,082

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three months ended March 31, 2016 was 36.4%, as compared to 36.1% for the three months ended March 31, 2015. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 5.3% (net of the federal tax benefit) principally because of the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Trading securities were $9.8 million at March 31, 2016, up from $9.6 million at December 31, 2015.

Investment securities available for sale were $2.5 billion as of March 31, 2016 and December 31, 2015.  The consistent balance was due to $96.6 million of purchases, offset by sales and paydowns of $103.6 million.

Investment securities held to maturity were $4.5 million as of March 31, 2016, as compared to $4.6 million at December 31, 2015. The change primarily related to paydowns and maturities of investment securities held to maturity of $111,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of March 31, 2016 and December 31, 2015:

Investment Securities Composition

(dollars in thousands)	Investment Securities Available for Sale
	March 31, 2016		December 31, 2015
	Fair Value	%	Fair Value	%
Obligations of states and political subdivisions	$303,674	12%	$313,117	12%
Residential mortgage-backed securities and collateralized mortgage obligations	2,236,831	88%	2,207,420	88%
Investments in mutual funds and other equity securities	2,030	—%	2,002	—%
Total	$2,542,535	100%	$2,522,539	100%

(dollars in thousands)	Investment Securities Held to Maturity
	March 31, 2016		December 31, 2015
	Amortized		Amortized
	Cost	%	Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$4,525	100%	$4,609	100%
Total	$4,525	100%	$4,609	100%

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

Gross unrealized losses in the available for sale investment portfolio were $5.2 million at March 31, 2016.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $4.6 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

Restricted Equity Securities

Restricted equity securities were $47.5 million at March 31, 2016 and $46.9 million at December 31, 2015 with the increase attributable to purchases of FHLB stock during the three months ended March 31, 2016. Of the $47.5 million at March 31, 2016, $46.1 million represented the Bank's investment in the FHLBs of Des Moines and San Francisco. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

Loans and Leases

Loans and Leases, net

Total loans and leases outstanding at March 31, 2016 were $17.0 billion, an increase of $89.0 million as compared to year-end 2015. The increase included net new loan and lease originations of $506.0 million, partially offset by loans sold of $149.1 million, charge-offs of $7.9 million, transfers to loans held for sale of $256.0, and transfers to other real estate owned of $2.2 million during the period.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of March 31, 2016 and December 31, 2015.

Loan and Lease Concentrations

(dollars in thousands)	March 31, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,165,154	18.7%	$3,140,845	18.6%
Owner occupied term, net	2,731,228	16.1%	2,691,921	16.0%
Multifamily, net	2,945,826	17.4%	3,074,918	18.2%
Construction & development, net	343,519	2.0%	301,892	1.8%
Residential development, net	121,025	0.7%	99,459	0.7%
Commercial
Term, net	1,437,992	8.4%	1,425,009	8.5%
LOC & other, net	1,041,516	6.1%	1,043,076	6.2%
Leases and equipment finance, net	791,798	4.7%	729,161	4.3%
Residential
Mortgage, net	2,879,600	17.0%	2,909,399	17.1%
Home equity loans & lines, net	943,254	5.6%	923,667	5.5%
Consumer & other, net	554,671	3.3%	527,189	3.1%
Total, net of deferred fees and costs	$16,955,583	100.0%	$16,866,536	100.0%

Asset Quality and Non-Performing Assets

Non-Performing Assets

The following table summarizes our non-performing assets and restructured loans as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31,	December 31,
	2016	2015
Loans and leases on non-accrual status	$30,045	$29,215
Loans and leases past due 90 days or more and accruing (1)	22,144	15,169
Total non-performing loans and leases	52,189	44,384
Other real estate owned	20,411	22,307
Total non-performing assets	$72,600	$66,691
Restructured loans (2)	$31,409	$31,355
Allowance for loan and lease losses	$130,243	$130,322
Reserve for unfunded commitments	3,482	3,574
Allowance for credit losses	$133,725	$133,896
Asset quality ratios:
Non-performing assets to total assets	0.30%	0.28%
Non-performing loans and leases to total loans and leases	0.31%	0.26%
Allowance for loan and leases losses to total loans and leases	0.77%	0.77%
Allowance for credit losses to total loans and leases	0.79%	0.79%
Allowance for credit losses to total non-performing loans and leases	256%	302%

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $14.2 million and $19.2 million at March 31, 2016 and December 31, 2015, respectively.

(2)	Represents accruing restructured loans performing according to their restructured terms.

The purchased non-credit impaired loans had remaining credit discount that is expected to accrete into interest income over the life of the loans of $65.1 million and $72.8 million, as of March 31, 2016 and December 31, 2015, respectively. The purchased credit impaired loan pools had remaining discount of $38.8 million and $44.4 million, as of March 31, 2016 and December 31, 2015, respectively.

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

The Bank has written down impaired, non-accrual loans as of March 31, 2016 to their estimated net realizable value and expects resolution with no additional material loss, absent further decline in market prices. The following tables summarize our non-performing loans and leases by loan type as of March 31, 2016 and December 31, 2015:

Non-Performing Loans by Type

(in thousands)	March 31,	December 31,
	2016	2015
Commercial real estate
Non-owner occupied term, net	$3,078	$2,770
Owner occupied term, net	7,153	6,351
Multifamily, net	511	—
Residential development, net	—	—
Commercial
Term, net	14,810	15,185
LOC & other, net	664	672
Leases and equipment finance, net	7,387	5,623
Residential
Mortgage, net (1)	14,896	10,057
Home equity loans & lines, net	3,234	3,080
Consumer & other, net	456	646
Total	$52,189	$44,384

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $14.2 million and $19.2 million at March 31, 2016 and December 31, 2015, respectively.

The Company has performed, and will continue to perform, extensive reviews of our permanent commercial real estate portfolio, including stress testing.  We perform reviews on both our non-owner and owner occupied credits to verify leasing status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects where debt service coverage has dropped below the Bank's benchmark.  There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will exceed the projected assumptions utilized in the stress testing and may result in additional non-performing loans in the future.

Restructured Loans

At both March 31, 2016 and December 31, 2015, impaired loans of $31.4 million, were classified as performing restructured loans.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent principally the only impaired loans accruing interest at March 31, 2016.  In order for a restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $130.2 million at March 31, 2016, an increase of $79,000 from $130.3 million at December 31, 2015. The following table shows the activity in the ALLL for the three months ended March 31, 2016 and 2015:

Allowance for Loan and Lease Losses

(in thousands)	Three months ended
	March 31,
	2016	2015
Balance, beginning of period	$130,322	$116,167
Charge-offs	(7,850)	(12,545)
Recoveries	2,948	3,845
Net charge-offs	(4,902)	(8,700)
Provision for loan and lease losses	4,823	12,637
Balance, end of period	$130,243	$120,104
As a percentage of average loans and leases (annualized):
Net charge-offs	0.12%	0.23%
Provision for loan and lease losses	0.11%	0.33%
Recoveries as a percentage of charge-offs	37.55%	30.65%

The increase in allowance for loan and lease losses as of March 31, 2016 compared to the same period of the prior year was primarily the result of growth in our loan and lease portfolios, partially offset by improving credit quality characteristics of the lease and loan portfolio. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans in each category to total loans and leases as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
Commercial real estate	$51,236	54.9%	$54,085	55.3%
Commercial	50,995	19.2%	47,695	19.0%
Residential	20,897	22.6%	22,017	22.6%
Consumer & other	7,115	3.3%	6,525	3.1%
Allowance for loan and lease losses	$130,243		$130,322

At March 31, 2016, the recorded investment in loans classified as impaired totaled $51.2 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $799,000.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2015, the total recorded investment in impaired loans was $52.1 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $788,000.

The following table presents a summary of activity in the reserve for unfunded commitments ("RUC"):

Summary of Reserve for Unfunded Commitments Activity

(in thousands)	Three months ended
	March 31,
	2016	2015
Balance, beginning of period	$3,574	$3,539
Net change to other expense	(92)	(345)
Balance, end of period	$3,482	$3,194

We believe that the ALLL and RUC at March 31, 2016 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Residential Mortgage Servicing Rights

The following table presents the key elements of our residential mortgage servicing rights portfolio for the three months ended March 31, 2016 and 2015:

Summary of Residential Mortgage Servicing Rights

(in thousands)	Three Months Ended
	March 31,
	2016	2015
Balance, beginning of period	$131,817	$117,259
Additions for new MSR capitalized	5,980	8,837
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(10,251)	(4,143)
Other(2)	(10,374)	(5,588)
Balance, end of period	$117,172	$116,365

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential serviced loan portfolio as of March 31, 2016 and December 31, 2015 was as follows:

(dollars in thousands)	March 31, 2016	December 31, 2015
Balance of loans serviced for others	$13,304,468	$13,047,266
MSR as a percentage of serviced loans	0.88%	1.01%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangibles Assets

At March 31, 2016 and December 31, 2015, we had goodwill of $1.8 billion.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. For the quarter ended March 31, 2016, goodwill impairment losses of $142,000 were recognized related to a small subsidiary that is winding down operations. There were no goodwill impairment losses recognized during the year ended December 31, 2015.

At March 31, 2016, we had other intangible assets of $42.9 million, as compared to $45.5 million at December 31, 2015.   As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which include all deposits except certificates of deposit, are recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. The decrease from December 31, 2015 relates to the amortization of the other intangible assets of $2.6 million for the three months ended March 31, 2016.

Deposits

Total deposits were $18.2 billion at March 31, 2016, an increase of $455.8 million, as compared to December 31, 2015. The increase is attributable to growth in demand, savings and money market deposits.

The following table presents the deposit balances by major category as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	March 31, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$5,460,310	30%	$5,318,591	30%
Interest bearing demand	2,178,446	12%	2,157,376	12%
Money market	6,814,160	37%	6,599,516	37%
Savings	1,213,049	7%	1,136,809	6%
Time, $100,000 or greater	1,603,031	9%	1,604,446	9%
Time, less than $100,000	893,978	5%	890,451	6%
Total	$18,162,974	100%	$17,707,189	100%

At March 31, 2016 and December 31, 2015, the Company's brokered deposits, including Certificate of Deposit Account Registry Service ("CDARS"), totaled $998.3 million and $758.9 million, respectively.

Borrowings

At March 31, 2016, the Bank had outstanding $325.2 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $903.4 million at March 31, 2016. Term debt outstanding as of March 31, 2016 increased $14.6 million since December 31, 2015. Advances from the FHLB amounted to $902.9 million of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed interest rates ranging from 0.54% to 7.10% and mature in 2016 through 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $358.1 million and $356.7 million at March 31, 2016 and December 31, 2015, respectively.  The increase is due to the change in fair value for the junior subordinated debentures selected to be carried at fair value. As of March 31, 2016, the majority of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures increased for the three months ended March 31, 2016, compared to the same period in 2015, primarily resulting from increases in the LIBOR rate during the quarter.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 9% of total deposits at March 31, 2016 and 11% of total deposits at December 31, 2015. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $5.7 billion at March 31, 2016, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $261.2 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at March 31, 2016. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $48.5 million of dividends paid by the Bank to the Company in the three months ended March 31, 2016.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures. As of March 31, 2016, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $42.8 million during the three months ended March 31, 2016, with the difference between cash provided by operating activities and net income largely consisting of originations of loans held for sale of $764.1 million, offset by proceeds from the sale of loans held for sale of $759.9 million.  This compares to net cash used by operating activities of $23.4 million during the three months ended March 31, 2015, with the difference between cash provided by operating activities and net income largely consisting originations of loans held for sale of $862.2 million, offset by proceeds from the sale of loans held for sale of $775.3 million.

Net cash of $355.6 million used by investing activities during the three months ended March 31, 2016 consisted principally of net loan originations of $506.0 million and purchases of investment securities available for sale of $96.6 million, offset by proceeds from sale of loans and leases of $151.5 million and proceeds from investment securities available for sale of $103.6 million.   This compares to net cash of $466.0 million used by investing activities during the three months ended March 31, 2015, which consisted principally of proceeds from investment securities available for sale of $165.1 million and proceeds from the sale of loans and leases of $79.6 million, partially offset by purchases of investment securities available for sale of $394.9 million and net loan originations of $303.6 million.

Net cash of $452.0 million provided by financing activities during the three months ended March 31, 2016 primarily consisted of $456.6 million increase in net deposits and proceeds from term debt borrowings of $115.0 million, offset by the $100.0 million repayment of term debt and the dividends paid on common stock of $35.3 million. This compares to net cash of $265.1 million provided by financing activities during the three months ended March 31, 2015, which consisted primarily of $332.0 million increase in net deposits, offset by $40.0 million repayment of term debt and $33.1 million in dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2016, it is possible that our deposit balance for 2016 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at March 31, 2016 was $3.9 billion, an increase of $29.3 million from December 31, 2015. The increase in shareholders' equity during the three months ended March 31, 2016 was principally due to net income for the period and other comprehensive income, net of tax, offset by declared common dividends.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of Basel III at March 31, 2016 and December 31, 2015:

(dollars in thousands)			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,569,653	14.16%	$1,451,824	8.00%	$1,814,781	10.00%
Umpqua Bank	$2,381,350	13.15%	$1,448,359	8.00%	$1,810,449	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$1,974,778	10.88%	$1,088,868	6.00%	$1,451,824	8.00%
Umpqua Bank	$2,247,737	12.42%	$1,086,269	6.00%	$1,448,359	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$1,974,778	10.88%	$816,651	4.50%	$1,179,607	6.50%
Umpqua Bank	$2,247,737	12.42%	$814,702	4.50%	$1,176,792	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$1,974,778	9.19%	$859,631	4.00%	$1,074,538	5.00%
Umpqua Bank	$2,247,737	10.47%	$860,761	4.00%	$1,075,952	5.00%
As of December 31, 2015
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,553,161	14.34%	$1,424,127	8.00%	$1,780,159	10.00%
Umpqua Bank	$2,368,213	13.32%	$1,422,495	8.00%	$1,778,118	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,073,402	11.65%	$1,068,096	6.00%	$1,424,127	8.00%
Umpqua Bank	$2,234,458	12.57%	$1,066,871	6.00%	$1,422,495	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,020,814	11.35%	$801,072	4.50%	$1,157,104	6.50%
Umpqua Bank	$2,234,458	12.57%	$800,153	4.50%	$1,155,777	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,073,402	9.73%	$852,091	4.00%	$1,065,114	5.00%
Umpqua Bank	$2,234,458	10.50%	$851,554	4.00%	$1,064,443	5.00%

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

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2016 and 2015:

Cash Dividends and Payout Ratios per Common Share

	Three months ended
	March 31,
	2016	2015
Dividend declared per common share	$0.16	$0.15
Dividend payout ratio	73%	71%

As of March 31, 2016, a total of 11.2 million shares are available for repurchase under the Company's current share repurchase plan. During the quarter, the Company repurchased 235,000 shares under this plan. The Board of Directors approved an extension of the repurchase plan to 2017. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of March 31, 2016.

No change in our internal controls occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this report, including the updated risk factors stated below, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in our Form 10-K for the year ended December 31, 2015.   These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.  There have been no material changes from the risk factors described in our Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2016:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/16-1/31/16	64,618	$14.39	—	11,442,429
2/1/16-2/29/16	259,030	$14.72	235,000	11,207,429
3/1/16-3/31/16	5,931	$16.07	—	11,207,429
Total for quarter	329,579	$14.68	235,000

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 89,000 shares to be issued upon vesting of restricted stock awards and 5,579 shares to be issued upon vesting of restricted stock units to pay withholding taxes.  During the three months ended March 31, 2016, 235,000 shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to

15 million shares.  The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2017.  As of March 31, 2016, a total of 11.2 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	May 6, 2016	/s/ Raymond P. Davis
Raymond P. Davis President and Chief Executive Officer

Dated	May 6, 2016	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	May 6, 2016	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit #	Description
3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1**	2013 Incentive Plan, as amended

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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