Form 10-Q
period 2016-06-30
UMPQUA HOLDINGS CORP
filed 2016-08-05
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June 30, 2016
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

Common stock, no par value: 220,195,666 shares outstanding as of July 31, 2016

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)
	June 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks (restricted cash of $111,070 and $58,813)	$369,535	$277,645
Interest bearing cash and temporary investments (restricted cash of $1,186 and $3,938)	535,828	496,080
Total cash and cash equivalents	905,363	773,725
Investment securities
Trading, at fair value	10,188	9,586
Available for sale, at fair value	2,482,072	2,522,539
Held to maturity, at amortized cost	4,382	4,609
Loans held for sale ($542,917 and $363,275, at fair value)	552,681	363,275
Loans and leases	17,355,240	16,866,536
Allowance for loan and lease losses	(131,042)	(130,322)
Net loans and leases	17,224,198	16,736,214
Restricted equity securities	47,542	46,949
Premises and equipment, net	312,647	328,734
Goodwill	1,787,651	1,787,793
Other intangible assets, net	40,620	45,508
Residential mortgage servicing rights, at fair value	112,095	131,817
Other real estate owned	16,437	22,307
Bank owned life insurance	295,444	291,892
Deferred tax asset, net	63,038	138,082
Other assets	278,149	203,351
Total assets	$24,132,507	$23,406,381
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$5,475,986	$5,318,591
Interest bearing	12,782,488	12,388,598
Total deposits	18,258,474	17,707,189
Securities sold under agreements to repurchase	360,234	304,560
Term debt	902,999	888,769
Junior subordinated debentures, at fair value	258,660	255,457
Junior subordinated debentures, at amortized cost	101,093	101,254
Other liabilities	348,889	299,818
Total liabilities	20,230,349	19,557,047
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2016 and 2015; issued and outstanding: 220,482,147 in 2016 and 220,171,091 in 2015	3,517,240	3,520,591
Retained earnings	362,258	331,301
Accumulated other comprehensive income (loss)	22,660	(2,558)
Total shareholders' equity	3,902,158	3,849,334
Total liabilities and shareholders' equity	$24,132,507	$23,406,381

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans and leases	$210,290	$217,143	$428,218	$431,018
Interest and dividends on investment securities:
Taxable	11,963	11,517	25,018	23,306
Exempt from federal income tax	2,183	2,410	4,418	4,891
Dividends	365	169	731	270
Interest on temporary investments and interest bearing deposits	652	549	1,132	1,374
Total interest income	225,453	231,788	459,517	460,859
INTEREST EXPENSE
Interest on deposits	8,540	7,381	16,953	14,484
Interest on securities sold under agreement to repurchase	32	43	68	91
Interest on term debt	3,848	3,492	8,034	6,956
Interest on junior subordinated debentures	3,835	3,406	7,562	6,743
Total interest expense	16,255	14,322	32,617	28,274
Net interest income	209,198	217,466	426,900	432,585
PROVISION FOR LOAN AND LEASE LOSSES	10,589	11,254	15,412	23,891
Net interest income after provision for loan and lease losses	198,609	206,212	411,488	408,694
NON-INTEREST INCOME
Service charges on deposits	15,667	14,811	30,183	29,085
Brokerage revenue	4,580	4,648	8,674	9,417
Residential mortgage banking revenue, net	36,783	40,014	52,209	68,241
Gain on investment securities, net	162	19	858	135
Gain on loan sales, net	5,640	8,711	8,011	15,439
Loss on junior subordinated debentures carried at fair value	(1,572)	(1,572)	(3,144)	(3,127)
BOLI income	2,152	2,043	4,291	4,345
Other income	11,247	12,428	19,528	21,472
Total non-interest income	74,659	81,102	120,610	145,007
NON-INTEREST EXPENSE
Salaries and employee benefits	107,545	110,807	214,083	218,251
Occupancy and equipment, net	37,850	34,868	76,145	67,018
Communications	5,296	5,894	10,859	10,688
Marketing	3,004	2,038	5,854	5,074
Services	11,529	10,866	22,200	24,993
FDIC assessments	3,693	3,155	7,414	6,369
(Gain) loss on other real estate owned, net	(1,457)	480	(68)	2,294
Intangible amortization	2,328	2,807	4,888	5,613
Merger related expenses	6,634	21,797	10,084	35,879
Goodwill impairment	—	—	142	—
Other expenses	12,089	9,206	20,899	18,358
Total non-interest expense	188,511	201,918	372,500	394,537
Income before provision for income taxes	84,757	85,396	159,598	159,164
Provision for income taxes	30,470	30,612	57,742	57,251
Net income	$54,287	$54,784	$101,856	$101,913

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$54,287	$54,784	$101,856	$101,913
Dividends and undistributed earnings allocated to participating securities	32	93	61	177
Net earnings available to common shareholders	$54,255	$54,691	$101,795	$101,736
Earnings per common share:
Basic	$0.25	$0.25	$0.46	$0.46
Diluted	$0.25	$0.25	$0.46	$0.46
Weighted average number of common shares outstanding:
Basic	220,421	220,463	220,324	220,406
Diluted	220,907	221,150	221,001	221,088

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$54,287	$54,784	$101,856	$101,913
Available for sale securities:
Unrealized gains (losses) arising during the period	10,346	(24,303)	41,997	(11,563)
Income tax (expense) benefit related to unrealized gains	(4,004)	9,721	(16,253)	4,625

Reclassification adjustment for net realized gains in earnings	(162)	(19)	(858)	(135)
Income tax expense related to realized gains	63	9	332	54
Other comprehensive income (loss), net of tax	6,243	(14,592)	25,218	(7,019)
Comprehensive income	$60,530	$40,192	$127,074	$94,894

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2015	220,161,120	$3,519,316	$246,242	$12,068	$3,777,626
Net income			222,539		222,539
Other comprehensive loss, net of tax				(14,626)	(14,626)
Stock-based compensation		14,383			14,383
Stock repurchased and retired	(844,215)	(14,589)			(14,589)
Issuances of common stock under stock plans and related net tax benefit	854,186	1,481			1,481
Cash dividends on common stock ($0.62 per share)			(137,480)		(137,480)
Balance at December 31, 2015	220,171,091	$3,520,591	$331,301	$(2,558)	$3,849,334

BALANCE AT JANUARY 1, 2016	220,171,091	$3,520,591	$331,301	$(2,558)	$3,849,334
Net income			101,856		101,856
Other comprehensive income, net of tax				25,218	25,218
Stock-based compensation		5,245			5,245
Stock repurchased and retired	(604,716)	(9,374)			(9,374)
Issuances of common stock under stock plans and related net tax benefit	915,772	778			778
Cash dividends on common stock ($0.32 per share)			(70,899)		(70,899)
Balance at June 30, 2016	220,482,147	$3,517,240	$362,258	$22,660	$3,902,158

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,856	$101,913
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	10,114	12,011
Gain on sale of investment securities, net	(858)	(135)
Gain on sale of other real estate owned, net	(1,530)	(193)
Valuation adjustment on other real estate owned	1,462	2,487
Provision for loan and lease losses	15,412	23,891
Change in cash surrender value of bank owned life insurance	(4,366)	(5,439)
Depreciation, amortization and accretion	30,059	24,411
Loss on sale of premises and equipment	4,211	2,481
Additions to residential mortgage servicing rights carried at fair value	(14,843)	(20,101)
Change in fair value of residential mortgage servicing rights carried at fair value	34,565	10,154
Change in junior subordinated debentures carried at fair value	3,203	2,920
Stock-based compensation	5,245	7,985
Net increase in trading account assets	(602)	(6)
Gain on sale of loans	(80,169)	(77,395)
Change in loans held for sale carried at fair value	(13,809)	282
Origination of loans held for sale	(1,810,425)	(1,859,380)
Proceeds from sales of loans held for sale	1,972,727	1,794,637
Goodwill impairment	142	—
Change in other assets and liabilities:
Net (increase) decrease in other assets	(16,958)	57,791
Net increase in other liabilities	57,836	4,468
Net cash provided by operating activities	293,272	82,782
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(247,620)	(619,131)
Proceeds from investment securities available for sale	319,919	337,088
Proceeds from investment securities held to maturity	282	344
Purchases of restricted equity securities	(600)	—
Redemption of restricted equity securities	7	72,417
Net change in loans and leases	(1,084,966)	(817,613)
Proceeds from sales of loans	311,669	164,868
Net change in premises and equipment	(15,572)	(42,580)
Proceeds from bank owned life insurance death benefits	814	4,184
Proceeds from sales of other real estate owned	10,228	15,187
Net cash used in investing activities	$(705,839)	$(885,236)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(in thousands)	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$552,670	$255,823
Net increase in securities sold under agreements to repurchase	55,674	12,390
Proceeds from term debt borrowings	285,000	—
Repayment of term debt borrowings	(270,015)	(114,999)
Dividends paid on common stock	(70,528)	(66,235)
Proceeds from stock options exercised	778	1,558
Repurchase and retirement of common stock	(9,374)	(11,307)
Net cash provided by financing activities	544,205	77,230
Net increase (decrease) in cash and cash equivalents	131,638	(725,224)
Cash and cash equivalents, beginning of period	773,725	1,605,171
Cash and cash equivalents, end of period	$905,363	$879,947

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$35,820	$33,054
Income taxes	$12,851	$17,223
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$25,218	$(7,019)
Cash dividend declared on common stock and payable after period-end	$35,296	$33,098
Transfer of loans to loans held for sale	$265,741	$—
Change in GNMA mortgage loans recognized due to repurchase option	$(7,881)	$3,493
Transfer of loans to other real estate owned	$4,546	$2,577
Transfers from other real estate owned to loans due to internal financing	$256	$—

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

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to June 30, 2016 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform to current classifications. In the second quarter of 2016, the loan portfolio was analyzed for correct classification of certain commercial and commercial real estate loan types, as a result of this analysis, loan classifications were updated in the current period. The prior period loan classifications have been updated to be comparable to the current period presentation in note 3 -Loans and Leases and note 4 -Allowance for Loan and Lease Losses and Credit Quality.

During the first quarter of 2016, Umpqua identified an error related to the accounting for loans sold to Ginnie Mae (“GNMA”) that have become past due 90 days or more. Pursuant to GNMA purchase and sales agreements, Umpqua has the unilateral right to repurchase loans that become past due 90 days or more. As a result of this unilateral right, once the delinquency criteria has been met, and regardless of whether the repurchase option has been exercised, the loan should be recognized, with an offsetting liability, to account for these loans that no longer meet the true-sale criteria. The Company has continued to grow the portfolio of GNMA loans sold and serviced, which has led to an increasing number and amount of delinquent loans. As such, the Company has recorded an adjustment to record the balance of the GNMA loans sold and serviced that are over 90 days past due, but not repurchased, as loans, with a corresponding other liability. Management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the prior period financial statements taken as a whole. To provide consistency in the amounts reported in the comparable periods, the Company has recognized the delinquent GNMA loans for which the Company has the unconditional repurchase option, as well as the corresponding other liability, for the periods reported. As of December 31, 2015, this change resulted in an increase in loans and leases, net loans and leases, total assets, other liabilities, and total liabilities of $19.2 million. This change did not affect net income or shareholders' equity for any period.
Application of new accounting guidance
As of April 1, 2016, Umpqua adopted the Financial Accounting Standards Board's (FASB) Accounting Standard Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, seeks to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As required by ASU 2016-09, all adjustments are reflected as of the beginning of the fiscal year, January 1, 2016. By applying this ASU, the Company no longer adjusts common stock for the tax impact of shares released, instead the tax impact is recognized as tax expense in the period the shares are released. This simplifies the tracking of the excess tax benefits and deficiencies, but could cause volatility in tax expense for the periods presented. The statement of cash flows has been adjusted to reflect the provisions of this ASU. The application of this ASU did not have a material impact on the financial statements.

Note 2 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$284,421	$13,956	$(271)	$298,106
Residential mortgage-backed securities and collateralized mortgage obligations	2,158,709	25,233	(2,019)	2,181,923
Investments in mutual funds and other equity securities	1,959	84	—	2,043
	$2,445,089	$39,273	$(2,290)	$2,482,072
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,382	$868	$—	$5,250
	$4,382	$868	$—	$5,250

(in thousands)	December 31, 2015
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$300,998	$12,741	$(622)	$313,117
Residential mortgage-backed securities and collateralized mortgage obligations	2,223,742	7,218	(23,540)	2,207,420
Investments in mutual funds and other equity securities	1,959	43	—	2,002
	$2,526,699	$20,002	$(24,162)	$2,522,539
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,609	$981	$—	$5,590
	$4,609	$981	$—	$5,590

Investment securities that were in an unrealized loss position as of June 30, 2016 and December 31, 2015 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

June 30, 2016
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$—	$—	$2,029	$271	$2,029	$271
Residential mortgage-backed securities and collateralized mortgage obligations	9,803	28	241,289	1,991	251,092	2,019
Total temporarily impaired securities	$9,803	$28	$243,318	$2,262	$253,121	$2,290

December 31, 2015
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$2,530	$83	$8,208	$539	$10,738	$622
Residential mortgage-backed securities and collateralized mortgage obligations	1,256,994	14,465	334,981	9,075	1,591,975	23,540
Total temporarily impaired securities	$1,259,524	$14,548	$343,189	$9,614	$1,602,713	$24,162

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors the published credit ratings of these securities for material rating or outlook changes. As of June 30, 2016, 92% of these securities were rated A3/A- or higher by rating agencies. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2016 are issued or guaranteed by government sponsored enterprises. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will be settled at a price at least equal to the amortized cost of each investment.

Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, these investments are not considered other-than-temporarily impaired.

The following table presents the maturities of investment securities at June 30, 2016:

(in thousands)	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$4,655	$4,665	$—	$—
Over three months through twelve months	101,270	102,536	4	4
After one year through five years	1,607,293	1,630,492	188	496
After five years through ten years	531,111	540,023	367	857
After ten years	198,801	202,313	3,823	3,893
Other investment securities	1,959	2,043	—	—
	$2,445,089	$2,482,072	$4,382	$5,250

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and losses on the sale of securities available for sale for the three and six months ended June 30, 2016 and 2015:

(in thousands)	Three Months Ended
	June 30, 2016		June 30, 2015
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$275	$—	$—	$—
Residential mortgage-backed securities and collateralized mortgage obligations	270	383	226	207
	$545	$383	$226	$207

	Six Months Ended
	June 30, 2016		June 30, 2015
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$971	$—	$—	$—
Residential mortgage-backed securities and collateralized mortgage obligations	270	383	542	407
	$1,241	$383	$542	$407

The following table presents, as of June 30, 2016, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$699	$723
To state and local governments to secure public deposits	1,563,608	1,589,716
Other securities pledged principally to secure repurchase agreements	570,194	576,532
Total pledged securities	$2,134,501	$2,166,971

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30,	December 31,
	2016	2015
Commercial real estate
Non-owner occupied term, net	$3,377,464	$3,226,836
Owner occupied term, net	2,581,786	2,582,874
Multifamily, net	3,004,890	3,151,516
Construction & development, net	367,879	271,119
Residential development, net	111,941	99,459
Commercial
Term, net	1,440,704	1,408,676
LOC & other, net	1,116,876	1,036,733
Leases and equipment finance, net	884,506	729,161
Residential
Mortgage, net	2,882,076	2,909,306
Home equity loans & lines, net	989,814	923,667
Consumer & other, net	597,304	527,189
Total loans and leases, net of deferred fees and costs	$17,355,240	$16,866,536

The loan balances are net of deferred fees and costs of $63.3 million and $47.0 million as of June 30, 2016 and December 31, 2015, respectively. Net loans include discounts on acquired loans of $67.1 million and $105.6 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, loans totaling $10.0 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $449.0 million and $540.4 million at June 30, 2016 and December 31, 2015, respectively. The carrying balance of purchased impaired loans was $330.9 million and $438.1 million at June 30, 2016 and December 31, 2015, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the three and six months ended June 30, 2016 and 2015:

(in thousands)	Three Months Ended
	June 30,
	2016	2015
Balance, beginning of period	$114,335	$185,587
Accretion to interest income	(9,977)	(15,149)
Disposals	(2,748)	(8,343)
Reclassifications from nonaccretable difference	9,769	3,267
Balance, end of period	$111,379	$165,362

	Six Months Ended
	June 30,
	2016	2015
Balance, beginning of period	$132,829	$201,699
Accretion to interest income	(24,175)	(28,432)
Disposals	(11,261)	(15,256)
Reclassifications from nonaccretable difference	13,986	7,351
Balance, end of period	$111,379	$165,362

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes the carrying value of loans and leases sold by major loan type during the three and six months ended June 30, 2016 and 2015:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Commercial real estate
Non-owner occupied term, net	$8,765	$7,181	$17,274	$7,181
Owner occupied term, net	8,242	16,641	17,903	19,960
Multifamily, net	400	—	129,830	435
Commercial
Term, net	1,426	1,080	2,920	3,420
Residential
Mortgage, net	135,731	51,680	135,731	118,433
Total	$154,564	$76,582	$303,658	$149,429

As of June 30, 2016, the Company had transferred $9.8 million of portfolio residential mortgage loans to held for sale that are expected to be sold during the third quarter of 2016. These portfolio loans were transferred to held for sale at the lower of cost or fair value, and no loss was incurred upon transfer.

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

The formula allowance is calculated by applying risk factors to various segments of pools of outstanding loans and leases. Risk factors are assigned to each portfolio segment based on management's evaluation of the losses inherent within each segment. Segments with greater risk of loss will therefore be assigned a higher risk factor.

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

Management believes that the ALLL was adequate as of June 30, 2016. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

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

Activity in the Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the three and six months ended June 30, 2016 and 2015:

(in thousands)	Three Months Ended June 30, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$51,450	$50,781	$20,897	$7,115	$130,243
Charge-offs	(564)	(9,594)	(294)	(2,230)	(12,682)
Recoveries	220	1,274	293	1,105	2,892
(Recapture) Provision	(522)	9,894	(750)	1,967	10,589
Balance, end of period	$50,584	$52,355	$20,146	$7,957	$131,042

	Three Months Ended June 30, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$55,340	$44,042	$16,221	$4,501	$120,104
Charge-offs	(2,102)	(3,714)	(138)	(1,488)	(7,442)
Recoveries	1,265	1,113	108	669	3,155
Provision	3,840	4,077	1,773	1,564	11,254
Balance, end of period	$58,343	$45,518	$17,964	$5,246	$127,071

(in thousands)	Six Months Ended June 30, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$54,293	$47,487	$22,017	$6,525	$130,322
Charge-offs	(1,066)	(14,249)	(631)	(4,586)	(20,532)
Recoveries	720	2,447	524	2,149	5,840
(Recapture) Provision	(3,363)	16,670	(1,764)	3,869	15,412
Balance, end of period	$50,584	$52,355	$20,146	$7,957	$131,042

	Six Months Ended June 30, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$55,184	$41,216	$15,922	$3,845	$116,167
Charge-offs	(3,431)	(12,651)	(536)	(3,369)	(19,987)
Recoveries	1,488	2,184	139	3,189	7,000
Provision	5,102	14,769	2,439	1,581	23,891
Balance, end of period	$58,343	$45,518	$17,964	$5,246	$127,071

The valuation allowance on purchased impaired loans was increased by provision expense, which includes amounts related to subsequent deterioration of purchased impaired loans of $1.4 million for both the three and six months ended June 30, 2016, respectively, and $0 and $1.6 million for the three and six months ended June 30, 2015, respectively. The increase due to the provision expense of the valuation allowance on purchased impaired loans was offset by recaptured provision of $71,000 and $847,000 for the three and six months ended June 30, 2016, respectively, and $0 and $185,000 for the three and six months ended June 30, 2015, respectively.

The following table presents the allowance and recorded investment in loans and leases by portfolio segment as of June 30, 2016 and 2015:

(in thousands)	June 30, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$47,427	$51,466	$19,351	$7,885	$126,129
Individually evaluated for impairment	363	456	—	—	819
Loans acquired with deteriorated credit quality	2,794	433	795	72	4,094
Total	$50,584	$52,355	$20,146	$7,957	$131,042
Loans and leases:
Collectively evaluated for impairment	$9,139,255	$3,412,760	$3,821,080	$596,460	$16,969,555
Individually evaluated for impairment	34,906	19,929	—	—	54,835
Loans acquired with deteriorated credit quality	269,799	9,397	50,810	844	330,850
Total	$9,443,960	$3,442,086	$3,871,890	$597,304	$17,355,240

(in thousands)	June 30, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$53,018	$42,665	$17,294	$5,176	$118,153
Individually evaluated for impairment	774	377	—	—	1,151
Loans acquired with deteriorated credit quality	4,551	2,476	670	70	7,767
Total	$58,343	$45,518	$17,964	$5,246	$127,071
Loans and leases:
Collectively evaluated for impairment	$8,689,870	$2,924,846	$3,366,001	$458,189	$15,438,906
Individually evaluated for impairment	37,711	26,458	—	—	64,169
Loans acquired with deteriorated credit quality	400,925	19,535	64,097	1,120	485,677
Total	$9,128,506	$2,970,839	$3,430,098	$459,309	$15,988,752

The loan and lease balances are net of deferred fees and costs of $63.3 million and $38.8 million at June 30, 2016 and June 30, 2015, respectively.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the RUC and unfunded commitments for the three and six months ended June 30, 2016 and 2015:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance, beginning of period	$3,482	$3,194	$3,574	$3,539
Net change to other expense	49	(330)	(43)	(675)
Balance, end of period	$3,531	$2,864	$3,531	$2,864

(in thousands)
Total
Unfunded loan and lease commitments:
June 30, 2016	$4,006,031
June 30, 2015	$3,216,725

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following table summarizes our non-accrual loans and leases and loans and leases past due, by loan and lease class, as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$1,438	$304	$1,023	$2,765	$1,492	$3,373,207	$3,377,464
Owner occupied term, net	2,903	1,165	505	4,573	5,190	2,572,023	2,581,786
Multifamily, net	516	—	—	516	514	3,003,860	3,004,890
Construction & development, net	—	—	—	—	—	367,879	367,879
Residential development, net	—	—	—	—	—	111,941	111,941
Commercial
Term, net	11	252	317	580	10,748	1,429,376	1,440,704
LOC & other, net	918	945	—	1,863	817	1,114,196	1,116,876
Leases and equipment finance, net	4,402	3,923	933	9,258	6,375	868,873	884,506
Residential
Mortgage, net (2)	—	5,093	30,012	35,105	—	2,846,971	2,882,076
Home equity loans & lines, net	2,682	891	1,310	4,883	—	984,931	989,814
Consumer & other, net	3,082	1,115	271	4,468	—	592,836	597,304
Total, net of deferred fees and costs	$15,952	$13,688	$34,371	$64,011	$25,136	$17,266,093	$17,355,240

(1) Other includes purchased credit impaired loans of $330.9 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $11.3 million at June 30, 2016.

(in thousands)	December 31, 2015
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases

Commercial real estate
Non-owner occupied term, net	$924	$2,776	$137	$3,837	$2,633	$3,220,366	$3,226,836
Owner occupied term, net	1,797	1,150	423	3,370	5,928	2,573,576	2,582,874
Multifamily, net	1,394	—	—	1,394	—	3,150,122	3,151,516
Construction & development, net	—	2,959	—	2,959	—	268,160	271,119
Residential development, net	—	—	—	—	—	99,459	99,459
Commercial
Term, net	297	333	—	630	15,185	1,392,861	1,408,676
LOC & other, net	1,907	92	8	2,007	664	1,034,062	1,036,733
Leases and equipment finance, net	2,933	3,499	822	7,254	4,801	717,106	729,161
Residential
Mortgage, net (2)	31	2,444	29,233	31,708	—	2,877,598	2,909,306
Home equity loans & lines, net	1,084	643	3,080	4,807	—	918,860	923,667
Consumer & other, net	3,271	889	642	4,802	4	522,383	527,189
Total, net of deferred fees and costs	$13,638	$14,785	$34,345	$62,768	$29,215	$16,774,553	$16,866,536

(1) Other includes purchased credit impaired loans of $438.1 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $19.2 million at December 31, 2015.

Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral-dependent loans.  Therefore, the non-accrual loans as of June 30, 2016 have already been written down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

The following table summarizes our impaired loans by loan class as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$16,231	$1,020	$14,934	$180
Owner occupied term, net	5,585	2,920	2,428	12
Multifamily, net	4,025	514	3,519	86
Construction & development, net	1,929	—	1,926	38
Residential development, net	7,644	—	7,645	47
Commercial
Term, net	25,023	13,859	2,931	255
LOC & other, net	3,839	817	2,322	201
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$64,276	$19,130	$35,705	$819

(in thousands)	December 31, 2015
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$11,944	$1,946	$9,548	$91
Owner occupied term, net	6,863	4,340	2,459	20
Multifamily, net	3,519	—	3,519	49
Construction & development, net	1,704	—	1,704	31
Residential development, net	7,889	—	7,891	90
Commercial
Term, net	22,795	14,788	2,932	283
LOC & other, net	3,470	664	2,322	224
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$58,184	$21,738	$30,375	$788

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2016 and 2015:

(in thousands)	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$12,361	$132	$27,044	$225
Owner occupied term, net	6,451	33	12,660	76
Multifamily, net	3,904	30	3,519	30
Construction & development, net	1,701	21	1,722	34
Residential development, net	7,778	80	8,813	85
Commercial
Term, net	19,019	40	20,099	66
LOC & other, net	3,084	20	5,396	66
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	7
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$54,298	$356	$79,253	$589

(in thousands)	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$10,935	$195	$31,065	$593
Owner occupied term, net	9,137	86	13,542	133
Multifamily, net	3,673	60	3,619	61
Construction & development, net	1,335	40	1,725	53
Residential development, net	7,905	161	9,101	188
Commercial
Term, net	21,672	113	19,718	69
LOC & other, net	3,237	40	8,257	68
Leases, net	—	—	—	—
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	7
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$57,894	$695	$87,027	$1,172

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

The following table summarizes our internal risk rating by loan and lease class for the loan and lease portfolio as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,214,630	$78,546	$68,090	$107	$137	$15,954	$3,377,464
Owner occupied term, net	2,455,731	62,793	56,245	368	1,301	5,348	2,581,786
Multifamily, net	2,974,155	8,728	17,974	—	—	4,033	3,004,890
Construction & development, net	360,878	2,969	2,106	—	—	1,926	367,879
Residential development, net	103,108	—	1,188	—	—	7,645	111,941
Commercial
Term, net	1,376,346	29,032	17,976	137	423	16,790	1,440,704
LOC & other, net	1,066,651	29,991	17,095	—	—	3,139	1,116,876
Leases and equipment finance, net	868,035	5,240	3,923	6,347	961	—	884,506
Residential
Mortgage, net (2)	2,829,847	5,020	44,236	—	2,973	—	2,882,076
Home equity loans & lines, net	983,513	3,521	1,998	—	782	—	989,814
Consumer & other, net	592,803	4,199	228	—	74	—	597,304
Total, net of deferred fees and costs	$16,825,697	$230,039	$231,059	$6,959	$6,651	$54,835	$17,355,240

(1) The percentage of impaired loans classified as pass/watch, special mention and substandard was 1.9%, 13.0% and 85.1%, respectively, as of June 30, 2016.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $11.3 million at June 30, 2016, which is included in the substandard category.

(in thousands)	December 31, 2015
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,033,962	$92,038	$88,793	$270	$279	$11,494	$3,226,836
Owner occupied term, net	2,454,326	54,684	65,029	675	1,361	6,799	2,582,874
Multifamily, net	3,121,099	7,626	19,272	—	—	3,519	3,151,516
Construction & development, net	262,759	4,532	2,124	—	—	1,704	271,119
Residential development, net	89,706	507	1,355	—	—	7,891	99,459
Commercial
Term, net	1,356,675	13,620	20,463	36	162	17,720	1,408,676
LOC & other, net	998,603	19,183	15,959	1	1	2,986	1,036,733
Leases and equipment finance, net	716,190	3,849	3,499	4,889	734	—	729,161
Residential
Mortgage, net (2)	2,871,423	3,557	21,195	—	13,131	—	2,909,306
Home equity loans & lines, net	917,919	2,189	803	—	2,756	—	923,667
Consumer & other, net	522,339	4,174	458	—	218	—	527,189
Total, net of deferred fees and costs	$16,345,001	$205,959	$238,950	$5,871	$18,642	$52,113	$16,866,536

(1) The percentage of impaired loans classified as pass/watch, special mention and substandard was 5.0%, 4.6%, and 90.4%, respectively, as of December 31, 2015.

(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $19.2 million at December 31, 2015, which is included in the substandard category.

Troubled Debt Restructurings

At June 30, 2016 and December 31, 2015, impaired loans of $40.8 million and $31.4 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The restructured loans on accrual status represent the only impaired loans accruing interest. In order for a restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were no available commitments for troubled debt restructurings outstanding as of June 30, 2016 and December 31, 2015.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$26,710	$—	$26,710
Commercial, net	8,649	5,043	13,692
Residential, net	5,412	—	5,412
Consumer & other, net	77	—	77
Total, net of deferred fees and costs	$40,848	$5,043	$45,891

(in thousands)	December 31, 2015
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$21,185	$1,324	$22,509
Commercial, net	5,253	8,528	13,781
Residential, net	4,917	—	4,917
Total, net of deferred fees and costs	$31,355	$9,852	$41,207

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The following table presents newly restructured loans that occurred during the three and six months ended June 30, 2016 and 2015:

(in thousands)	Three Months Ended June 30, 2016
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications

Commercial real estate, net	$—	$—	$—	$—	$5,450	$5,450
Commercial, net	—	—	—	—	3,396	3,396
Residential, net	—	—	—	—	596	596
Consumer & other, net	—	—	—	—	77	77
Total, net of deferred fees and costs	$—	$—	$—	$—	$9,519	$9,519

	Three Months Ended June 30, 2015
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications

Residential, net	$—	$—	$—	$—	$112	$112
Total, net of deferred fees and costs	$—	$—	$—	$—	$112	$112

	Six Months Ended June 30, 2016
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications

Commercial real estate, net	$—	$—	$—	$—	$5,659	$5,659
Commercial, net	—	—	—	—	3,396	3,396
Residential, net	—		—	—	728	728
Consumer & other, net	—	—	—	—	77	77
Total, net of deferred fees and costs	$—	$—	$—	$—	$9,860	$9,860

(in thousands)	Six Months Ended June 30, 2015
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications

Commercial real estate, net	$—	$—	$—	$—	$3,349	$3,349
Residential, net	—	74	—	—	3,056	3,130
Total, net of deferred fees and costs	$—	$74	$—	$—	$6,405	$6,479

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

There were $227,000 in financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2016 and $253,000 for the three and six months ended June 30, 2015.

Note 5–Goodwill and Other Intangible Assets

The following tables summarize the changes in the Company's goodwill and other intangible assets for the year ended December 31, 2015, and the six months ended June 30, 2016. Goodwill and all other intangible assets are related to the Community Banking segment.

(in thousands)	Goodwill
		Accumulated
	Gross	Impairment	Total
Balance, December 31, 2014	$1,899,159	$(112,934)	$1,786,225
Net additions	1,568	—	1,568
Balance, December 31, 2015	1,900,727	(112,934)	1,787,793
Reductions	—	(142)	(142)
Balance, June 30, 2016	$1,900,727	$(113,076)	$1,787,651

Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. The reduction to goodwill of $142,000 relates to a goodwill impairment loss recognized during the first quarter related to a small subsidiary that is winding down operations. The additions to goodwill in 2015 of $1.6 million related to correcting immaterial errors in acquisition accounting adjustments.

(in thousands)	Other Intangible Assets
		Accumulated
	Gross	Amortization	Net
Balance, December 31, 2014	$113,471	$(56,738)	$56,733
Amortization	—	(11,225)	(11,225)
Balance, December 31, 2015	113,471	(67,963)	45,508
Amortization	—	(4,888)	(4,888)
Balance, June 30, 2016	$113,471	$(72,851)	$40,620

Core deposit intangible assets values were determined by an analysis of the cost differential between the core deposits inclusive of estimated servicing costs and alternative funding sources for core deposits acquired through acquisitions. The core deposit intangible assets are amortized on an accelerated basis over a period of approximately 10 years.

The Company conducts its annual evaluation of goodwill for impairment as of its year end of December 31. Goodwill and other intangibles are required to be analyzed for impairment if certain triggering events occur. During the six months ended June 30, 2016, management determined that no triggering events occurred that required an impairment analysis. The table below presents the forecasted amortization expense for other intangible assets acquired in all mergers:

(in thousands)
Expected
Year	Amortization
Remainder of 2016	$3,734
2017	6,756
2018	6,166
2019	5,618
2020	4,986
Thereafter	13,360
$40,620

Note 6 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR"), which are carried at fair value, for the three and six months ended June 30, 2016 and 2015:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance, beginning of period	$117,172	$116,365	$131,817	$117,259
Additions for new MSR capitalized	8,863	11,264	14,843	20,101
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(6,836)	5,077	(17,087)	934
Other(2)	(7,104)	(5,500)	(17,478)	(11,088)
Balance, end of period	$112,095	$127,206	$112,095	$127,206

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of June 30, 2016 and December 31, 2015 is as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015
Balance of loans serviced for others	$13,564,242	$13,047,266
MSR as a percentage of serviced loans	0.83%	1.01%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $8.6 million and $16.3 million for the three and six months ended June 30, 2016, respectively, as compared to $6.8 million and $13.2 million for the three and six months ended June 30, 2015, respectively.

Key assumptions used in measuring the fair value of the MSR as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Constant prepayment rate	14.95%	11.70%
Discount rate	9.70%	9.68%
Weighted average life (years)	5.3	6.5

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of June 30, 2016 and December 31, 2015 is as follows:

(in thousands)	June 30, 2016	December 31, 2015
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(5,494)	$(5,337)
Effect on fair value of a 20% adverse change	$(10,526)	$(10,283)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(3,784)	$(4,936)
Effect on fair value of a 200 basis point adverse change	$(7,325)	$(9,494)

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

Note 7 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of June 30, 2016:

(dollars in thousands)		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$15,593	Floating rate, LIBOR plus 3.35%, adjusted quarterly	5.27%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	23,562	Floating rate, LIBOR plus 3.45%, adjusted quarterly	5.35%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	7,411	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.84%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	7,374	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.90%	March 2034
Umpqua Master Trust I	August 2007	41,238	24,658	Floating rate, LIBOR plus 1.35%, adjusted quarterly	3.35%	September 2037
Umpqua Master Trust IB	September 2007	20,619	14,212	Floating rate, LIBOR plus 2.75%, adjusted quarterly	4.94%	December 2037
Sterling Capital Trust III	April 2003	14,433	11,410	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.92%	April 2033
Sterling Capital Trust IV	May 2003	10,310	8,066	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.83%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	16,169	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.94%	June 2033
Sterling Capital Trust VI	June 2003	10,310	8,037	Floating rate, LIBOR plus 3.20%, adjusted quarterly	4.94%	September 2033
Sterling Capital Trust VII	June 2006	56,702	35,082	Floating rate, LIBOR plus 1.53%, adjusted quarterly	3.52%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	32,182	Floating rate, LIBOR plus 1.63%, adjusted quarterly	3.66%	December 2036
Sterling Capital Trust IX	July 2007	46,392	27,680	Floating rate, LIBOR plus 1.40%, adjusted quarterly	3.39%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	7,205	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.88%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	6,694	Floating rate, LIBOR plus 1.80%, adjusted quarterly	3.78%	June 2035
Klamath First Capital Trust I	July 2001	15,464	13,325	Floating rate, LIBOR plus 3.75%, adjusted semiannually	5.36%	July 2031
		$379,390	$258,660
AT AMORTIZED COST:
HB Capital Trust I	March 2000	$5,310	$6,078	10.875%	8.58%	March 2030
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,722	10.200%	8.51%	February 2031
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,137	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.45%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	30,018	Floating rate, LIBOR plus 2.95%, adjusted quarterly	2.91%	September 2033
CIB Capital Trust	November 2002	10,310	11,022	Floating rate, LIBOR plus 3.45%, adjusted quarterly	3.41%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	4.22%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	4.25%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.53%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.53%	September 2033
		96,037	101,093
	Total	$475,427	$359,753

(1)
Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of June 30, 2016.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $14.3 million at June 30, 2016 and December 31, 2015. As of June 30, 2016, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling. Refer to Note 14 for discussion of the rationale for election of fair value and the approach used to fair value the selected junior subordinated debentures.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments, the discounts will reverse over time in a manner similar to the effective interest rate method as if these instruments were accounted for under the amortized cost method. Losses recorded resulting from the change in the fair value of these instruments were $1.6 million and $3.1 million for the three and six months ended June 30, 2016, respectively, and $1.6 million and $3.1 million for the three and six months ended June 30, 2015, respectively.

Note 8 – Commitments and Contingencies

Lease Commitments — As of June 30, 2016, the Bank leased 274 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and six months ended June 30, 2016 was $9.5 million and $19.2 million and for the three and six months ended June 30, 2015 was $9.6 million and $19.0 million. Rent expense was partially offset by rent income of $502,000 and $1.0 million for the three and six months ended June 30, 2016 and $284,000 and $561,000 for the three and six months ended June 30, 2015.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of June 30, 2016
Commitments to extend credit	$3,941,246
Forward sales commitments	$796,323
Commitments to originate residential mortgage loans held for sale	$594,978
Standby letters of credit	$64,785

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees during the three and six months ended June 30, 2016 and June 30, 2015. At June 30, 2016, approximately $45.8 million of standby letters of credit expire within one year, and $19.0 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. During the three and six months ended June 30, 2016, the Bank collected approximately $262,000 and $372,000 in fees associated with standby letters of credit.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of June 30, 2016, the Company had a residential mortgage loan repurchase reserve liability of $2.0 million.

Legal Proceedings—In the ordinary course of business, various claims and lawsuits are brought by and against the Company and its subsidiaries, including the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding that management believes is probable to have an adverse decision that would result in a material adverse effect on the Company's consolidated financial condition or results of operations.

Contingencies—In March 2016, the Company announced a plan to consolidate 26 store locations during 2016. Consolidations of 14 stores took place during June 2016, with the remaining 12 stores to be consolidated in the third quarter of 2016.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 77% of the Bank's loan and lease portfolio at June 30, 2016 and 78% at December 31, 2015.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

Note 9 – Derivatives

The Bank may use derivatives to hedge the risk of changes in the fair values of interest rate lock commitments and residential mortgage loans held for sale. None of the Company's derivatives are designated as hedging instruments.  Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. The Company primarily utilizes forward interest rate contracts in its derivative risk management strategy.

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2016 and 2015.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2016, the Bank had commitments to originate mortgage loans held for sale totaling $595.0 million and forward sales commitments of $796.3 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of June 30, 2016, the Bank had 440 interest rate swaps with an aggregate notional amount of $2.1 billion related to this program.

As of June 30, 2016 and December 31, 2015, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $87.5 million and $40.2 million, respectively.  The Bank has collateral posting requirements for initial or variation margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $111.0 million and $58.7 million as of June 30, 2016 and December 31, 2015, respectively.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of June 30, 2016, the net CVA decreased the settlement values of the Bank's net derivative assets by $5.0 million.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The following tables summarize the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of June 30, 2016 and December 31, 2015:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated	June 30,	December 31,	June 30,	December 31,
as hedging instrument	2016	2015	2016	2015
Interest rate lock commitments	$11,028	$3,631	$—	$—
Interest rate forward sales commitments	—	1,155	7,224	971
Interest rate swaps	82,588	38,567	87,545	40,238
Foreign currency derivative	131	196	334	305
Total	$93,747	$43,549	$95,103	$41,514

The fair values of the derivatives are recorded in other assets and other liabilities. The following table summarizes the types of derivatives and the gains (losses) recorded during the three and six months ended June 30, 2016 and 2015:

(in thousands)	Three Months Ended		Six Months Ended
Derivatives not designated	June 30,		June 30,
as hedging instrument	2016	2015	2016	2015
Interest rate lock commitments	$2,774	$(2,963)	$7,398	$1,194
Interest rate forward sales commitments	(9,923)	10,212	(21,020)	5,108
Interest rate swaps	(1,493)	1,406	(3,286)	625
Foreign currency derivative	332	283	593	491
Total	$(8,310)	$8,938	$(16,315)	$7,418

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivative are included in other income.

The following table summarizes the derivatives that have a right of offset as of June 30, 2016 and December 31, 2015:

(in thousands)				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
June 30, 2016
Derivative Assets
Interest rate swaps	$82,588	$—	$82,588	$(1,223)	$—	$81,365
Foreign currency derivative	131	—	131	—	—	131
Derivative Liabilities
Interest rate swaps	$87,545	$—	$87,545	$(1,223)	$(86,322)	$—
Foreign currency derivative	334	—	334	—	—	334

December 31, 2015
Derivative Assets
Interest rate swaps	$38,567	$—	$38,567	$(198)	$—	$38,369
Foreign currency derivative	196	—	196	—	—	196
Derivative Liabilities
Interest rate swaps	$40,238	$—	$40,238	$(198)	$(40,040)	$—
Foreign currency derivative	305	—	305	—	—	305

Note 10 – Shareholders' Equity and Stock Compensation

The Company has a share repurchase plan, which allows the Company to repurchase shares from time to time subject to a maximum number of shares over the life of the plan. In February 2016, the Company repurchased 235,000 shares for a total of $3.5 million. In July 2016, the Company repurchased an additional 325,000 shares.

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units granted to employees and included in salaries and employee benefits was $1.6 million and $4.7 million for the three and six months ended June 30, 2016, as compared to $4.4 million and $7.6 million for the three and six months ended June 30, 2015. The total income tax benefit recognized related to stock-based compensation was $638,000 and $1.8 million for the three and six months ended June 30, 2016, as compared to $1.6 million and $2.8 million for the three and six months ended June 30, 2015.

The following table summarizes information about stock option activity for the six months ended June 30, 2016:

(in thousands, except per share data)	Six Months Ended June 30, 2016
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	472	$14.58
Granted	—	$—
Exercised	(60)	$12.86
Forfeited/expired	(34)	$24.19
Balance, end of period	378	$13.99	3.14	$1,093
Options exercisable, end of period	366	$14.06	3.03	$1,051

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and six months ended June 30, 2016 was $46,000 and $178,000, respectively, as compared to the three and six months ended June 30, 2015 of $320,000 and $465,000, respectively.

During the three and six months ended June 30, 2016, the amount of cash received from the exercise of stock options was $34,000 and $67,000, respectively, as compared to the three and six months ended June 30, 2015 of $105,000 and $194,000, respectively. Total consideration was $142,000 and $777,000 for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015 of $621,000 and $760,000, respectively.

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the six months ended June 30, 2016:

(in thousands, except per share data)	Six Months Ended June 30, 2016
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	1,376	$16.18
Granted	574	$14.38
Released	(724)	$15.85
Forfeited	(97)	$14.56
Balance, end of period	1,129	$15.62

The total fair value of restricted shares vested and released during the three and six months ended June 30, 2016 was $6.9 million and $11.3 million, respectively, as compared to the three and six months ended June 30, 2015 of $1.7 million and $6.8 million, respectively.

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

The following table summarizes information about nonvested restricted stock unit activity for the six months ended June 30, 2016:

(in thousands, except per share data)	Six Months Ended June 30, 2016
	Restricted	Weighted
	Stock Units	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	263	$18.58
Granted	—	$—
Released	(132)	$18.58
Forfeited	(43)	$18.58
Balance, end of period	88	$18.58

The total fair value of restricted stock units vested and released during the three and six months ended June 30, 2016 was $1.8 million and $2.1 million, respectively, as compared to the three and six months ended June 30, 2015 of $2.5 million and $3.9 million, respectively.

As of June 30, 2016, there was $73,000 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 1.26 years.  As of June 30, 2016, there was $10.6 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.89 years. As of June 30, 2016, there was $2.5 million of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.42 years, assuming expected performance conditions are met.

For the three and six months ended June 30, 2016, the Company received income tax benefits of $3.4 million and $5.3 million, respectively, as compared to the three and six months ended June 30, 2015 of $1.7 million and $4.4 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. In the six months ended June 30, 2016, the Company did not record a tax deficiency or benefit as a component of equity due to the application of ASU 2016-09. For the six months ended June 30, 2015, the Company had $529,000 of net excess tax benefit (tax benefit resulting from tax deductions greater than the compensation cost recognized).  The tax deficiency or benefit is now recorded as income tax expense or benefit in the period the shares are vested.

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

The Company had gross unrecognized tax benefits of $3.0 million as of June 30, 2016.  If recognized, the unrecognized tax benefit would reduce the 2016 annual effective tax rate by 0.7%.  During the three and six months ended June 30, 2016, the Company accrued $29,000 and $44,000 of interest relating to its liability for unrecognized tax benefits.  Interest on unrecognized tax benefits is reported by the Company as a component of tax expense.  As of June 30, 2016, the accrued interest related to unrecognized tax benefits was $472,000.

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

The following is a computation of basic and diluted earnings per common share for the three and six months ended June 30, 2016 and 2015:

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NUMERATORS:
Net income	$54,287	$54,784	$101,856	$101,913
Less:
Dividends and undistributed earnings allocated to participating securities (1)	32	93	61	177
Net earnings available to common shareholders	$54,255	$54,691	$101,795	$101,736
DENOMINATORS:
Weighted average number of common shares outstanding - basic	220,421	220,463	220,324	220,406
Effect of potentially dilutive common shares (2)	486	687	677	682
Weighted average number of common shares outstanding - diluted	220,907	221,150	221,001	221,088
EARNINGS PER COMMON SHARE:
Basic	$0.25	$0.25	$0.46	$0.46
Diluted	$0.25	$0.25	$0.46	$0.46

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and six months ended June 30, 2016 and 2015.

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options	50	82	107	116
Restricted Stock	1	—	—	—

Note 13 – Segment Information

The Company operates two primary segments: Community Banking and Home Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of June 30, 2016, the Community Banking segment operated 366 locations throughout Oregon, Washington, California, Idaho, and Nevada.

The Home Lending segment, which operates as a division of the Bank, originates, sells and services residential mortgage loans. Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Three Months Ended June 30, 2016
	Community	Home
	Banking	Lending	Consolidated
Interest income	$195,594	$29,859	$225,453
Interest expense	14,404	1,851	16,255
Net interest income	181,190	28,008	209,198
Provision (recapture) for loan and lease losses	11,493	(904)	10,589
Non-interest income	33,714	40,945	74,659
Non-interest expense	153,987	34,524	188,511
Income before income taxes	49,424	35,333	84,757
Provision for income taxes	17,768	12,702	30,470
Net income	$31,656	$22,631	$54,287

(in thousands)	Six Months Ended June 30, 2016
	Community	Home
	Banking	Lending	Consolidated
Interest income	$400,120	$59,397	$459,517
Interest expense	28,939	3,678	32,617
Net interest income	371,181	55,719	426,900
Provision (recapture) for loan and lease losses	17,473	(2,061)	15,412
Non-interest income	63,922	56,688	120,610
Non-interest expense	309,361	63,139	372,500
Income before income taxes	108,269	51,329	159,598
Provision for income taxes	39,171	18,571	57,742
Net income	$69,098	$32,758	$101,856

(in thousands)	Three Months Ended June 30, 2015
	Community	Home
	Banking	Lending	Consolidated
Interest income	$206,007	$25,781	$231,788
Interest expense	12,192	2,130	14,322
Net interest income	193,815	23,651	217,466
Provision for loan and lease losses	9,344	1,910	11,254
Non-interest income	33,573	47,529	81,102
Non-interest expense	169,136	32,782	201,918
Income before income taxes	48,908	36,488	85,396
Provision for income taxes	17,549	13,063	30,612
Net income	$31,359	$23,425	$54,784

	Six Months Ended June 30, 2015
	Community	Home
	Banking	Lending	Consolidated
Interest income	$412,846	$48,013	$460,859
Interest expense	24,211	4,063	28,274
Net interest income	388,635	43,950	432,585
Provision for loan and lease losses	21,773	2,118	23,891
Non-interest income	62,838	82,169	145,007
Non-interest expense	333,882	60,655	394,537
Income before income taxes	95,818	63,346	159,164
Provision for income taxes	33,743	23,508	57,251
Net income	$62,075	$39,838	$101,913

(in thousands)	June 30, 2016
	Community	Home
	Banking	Lending	Consolidated
Total assets	$20,812,211	$3,320,296	$24,132,507
Total loans and leases	$14,723,290	$2,631,950	$17,355,240
Total deposits	$18,003,950	$254,524	$18,258,474

(in thousands)	December 31, 2015
	Community	Home
	Banking	Lending	Consolidated
Total assets	$20,214,498	$3,191,883	$23,406,381
Total loans and leases	$14,183,919	$2,682,617	$16,866,536
Total deposits	$17,689,815	$17,374	$17,707,189

Note 14 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of June 30, 2016 and December 31, 2015, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)		June 30, 2016		December 31, 2015
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$905,363	$905,363	$773,725	$773,725
Trading securities	1,2	10,188	10,188	9,586	9,586
Investment securities available for sale	2	2,482,072	2,482,072	2,522,539	2,522,539
Investment securities held to maturity	3	4,382	5,250	4,609	5,590
Loans held for sale	2	552,681	552,762	363,275	363,275
Loans and leases, net	3	17,224,198	17,386,430	16,736,214	16,661,079
Restricted equity securities	1	47,542	47,542	46,949	46,949
Residential mortgage servicing rights	3	112,095	112,095	131,817	131,817
Bank owned life insurance assets	1	295,444	295,444	291,892	291,892
Derivatives	2,3	93,747	93,747	43,549	43,549
Visa Class B common stock	3	—	56,198	—	58,751
FINANCIAL LIABILITIES:
Deposits	1,2	$18,258,474	$18,271,000	$17,707,189	$17,709,555
Securities sold under agreements to repurchase	2	360,234	360,234	304,560	304,560
Term debt	2	902,999	914,008	888,769	890,852
Junior subordinated debentures, at fair value	3	258,660	258,660	255,457	255,457
Junior subordinated debentures, at amortized cost	3	101,093	76,597	101,254	75,654
Derivatives	2	95,103	95,103	41,514	41,514

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$76	$—	$76	$—
Equity securities	10,112	10,112	—	—
Investment securities available for sale
Obligations of states and political subdivisions	298,106	—	298,106	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,181,923	—	2,181,923	—
Investments in mutual funds and other equity securities	2,043	—	2,043	—
Loans held for sale, at fair value	542,917	—	542,917	—
Residential mortgage servicing rights, at fair value	112,095	—	—	112,095
Derivatives
Interest rate lock commitments	11,028	—	—	11,028
Interest rate swaps	82,588	—	82,588	—
Foreign currency derivative	131	—	131	—
Total assets measured at fair value	$3,241,019	$10,112	$3,107,784	$123,123
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$258,660	$—	$—	$258,660
Derivatives
Interest rate forward sales commitments	7,224	—	7,224	—
Interest rate swaps	87,545	—	87,545	—
Foreign currency derivative	334	—	334	—
Total liabilities measured at fair value	$353,763	$—	$95,103	$258,660

(in thousands)	December 31, 2015
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$75	$—	$75	$—
Equity securities	9,511	9,511	—	—
Investment securities available for sale
Obligations of states and political subdivisions	313,117	—	313,117	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,207,420	—	2,207,420	—
Investments in mutual funds and other equity securities	2,002	—	2,002	—
Loans held for sale, at fair value	363,275	—	363,275	—
Residential mortgage servicing rights, at fair value	131,817	—	—	131,817
Derivatives
Interest rate lock commitments	3,631	—	—	3,631
Interest rate forward sales commitments	1,155	—	1,155	—
Interest rate swaps	38,567	—	38,567	—
Foreign currency derivative	196	—	196	—
Total assets measured at fair value	$3,070,766	$9,511	$2,925,807	$135,448
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$255,457	$—	$—	$255,457
Derivatives
Interest rate forward sales commitments	971	—	971	—
Interest rate swaps	40,238	—	40,238	—
Foreign currency derivative	305	—	305	—
Total liabilities measured at fair value	$296,971	$—	$41,514	$255,457

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2016, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2016:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	14.95%
		Discount Rate	9.70%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	83.16%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	5.84%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of June 30, 2016, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2016 and 2015.

(in thousands)
Three Months Ended June 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2016
Residential mortgage servicing rights	$117,172	$(13,940)	$8,863	$—	$112,095	$(12,134)
Interest rate lock commitment, net	8,255	1,677	16,319	(15,223)	11,028	11,028
Junior subordinated debentures, at fair value	256,917	4,380	—	(2,637)	258,660	4,380

2015
Residential mortgage servicing rights	$116,365	$(423)	$11,264	$—	$127,206	$1,456
Interest rate lock commitment, net	7,025	(781)	11,604	(13,787)	4,061	4,061
Junior subordinated debentures, at fair value	250,652	3,957	—	(2,395)	252,214	3,957

(in thousands)
Six Months Ended June 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2016
Residential mortgage servicing rights	$131,817	$(34,565)	$14,843	$—	$112,095	$(31,961)
Interest rate lock commitment, net	3,631	3,721	31,282	(27,606)	11,028	11,028
Junior subordinated debentures, at fair value	255,457	8,674	—	(5,471)	258,660	8,674

2015
Residential mortgage servicing rights	$117,259	$(10,154)	$20,101	$—	$127,206	$(6,315)
Interest rate lock commitment, net	2,867	(3,648)	30,665	(25,823)	4,061	4,061
Junior subordinated debentures, at fair value	249,294	7,835	—	(4,915)	252,214	7,835

Changes in residential mortgage servicing rights carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on interest rate lock commitments carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on junior subordinated debentures carried at fair value are recorded in non-interest income.  The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities.

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

(in thousands)	June 30, 2016
	Total	Level 1	Level 2	Level 3
Loans and leases	$25,906	$—	$—	$25,906
Other real estate owned	9,089	—	—	9,089
	$34,995	$—	$—	$34,995

(in thousands)	December 31, 2015
	Total	Level 1	Level 2	Level 3
Loans and leases	$24,690	$—	$—	$24,690
Other real estate owned	802	—	—	802
	$25,492	$—	$—	$25,492

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2016 and 2015:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Loans and leases	$7,091	$6,957	$13,170	$17,440
Other real estate owned	39	95	1,462	2,487
Total loss from nonrecurring measurements	$7,130	$7,052	$14,632	$19,927

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016			December 31, 2015
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$542,917	$517,247	$25,670	$363,275	$351,414	$11,861

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Consolidated Statements of Income. For the three and six months ended June 30, 2016, the Company recorded a net increase in fair value of $8.9 million and $13.8 million, respectively. For the three and six months ended June 30, 2015, the Company recorded a net decrease in fair value of $5.2 million and $282,000, respectively, representing the change in fair value reflected in earnings.

There were no nonaccrual residential mortgage loans held for sale or residential mortgage loans held for sale 90 days or more past due and still accruing interest as of June 30, 2016 and December 31, 2015, respectively.
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

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends" and "forecast," and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds; our securities portfolio; loan sales; availability of acquisition and growth opportunities; adequacy of our allowance for loan and lease losses and reserve for unfunded commitments; provision for loan and lease losses; performance of troubled debt restructurings; our commercial real estate portfolio and subsequent charge-offs; resolution of non-accrual loans; litigation; Pivotus Ventures, Inc.; and store consolidations. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:

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

Umpqua Investments is a registered broker-dealer and registered investment advisor with offices in Portland, Lake Oswego, and Medford, Oregon, Vancouver, Washington, and Santa Rosa, California, and also offers products and services through Umpqua Bank stores. The firm is one of the oldest investment companies in the Northwest and is actively engaged in the communities it serves. Umpqua Investments offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, and money market instruments), mutual funds, options, retirement planning, advisory account services, goals based planning, insurance and annuities.

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

Executive Overview

Significant items for the three and six months ended June 30, 2016 were as follows:

Financial Performance

•
Net earnings available to common shareholders per diluted common share were $0.25 and $0.46 for the three and six months ended June 30, 2016, compared to $0.25 and $0.46 for the three and six months ended June 30, 2015.

•
Net interest margin, on a tax equivalent basis, was 4.08% and 4.21% for the three and six months ended June 30, 2016, respectively, as compared to 4.48% and 4.49% for the three and six months ended June 30, 2015, respectively.  The decreases in net interest margin for the three and six months ended June 30, 2016, compared to the same periods in the prior year, were primarily driven by a decrease in the average yield on interest-earning assets as well as an increase in the cost of interest-bearing liabilities.

•
Residential mortgage banking revenue was $36.8 million and $52.2 million for the three and six months ended June 30, 2016, respectively, as compared to $40.0 million and $68.2 million for the three and six months ended June 30, 2015, respectively.  The linked quarter decrease was primarily driven by a $13.9 million negative fair value adjustment to the mortgage servicing rights ("MSR") asset for the three months ended June 30, 2016, as compared to a negative fair value adjustment of $423,000 for the same period of the prior year. This was partially offset by a 5% increase in closed for sale mortgage originations for the three months ended June 30, 2016, relative to the same period in the prior year, along with a higher gain on sale margin, which increased to 4.02% for the three months ended June 30, 2016, as compared to 3.38% in the same period of the prior year. The decrease for the six months ended June 30, 2016 was primarily driven by a $34.6 million negative fair value adjustment to the MSR, as compared to a negative fair value adjustment of $10.2 million for the same period of the prior year. It was also driven by a decrease of 3% in closed for sale mortgage volume for the six months ended June 30, 2016, as compared to the prior year same period, partially offset by an increase in the gain on sale margin from 3.50% to 3.89%.

•
Total gross loans and leases were $17.4 billion as of June 30, 2016, an increase of $488.7 million, as compared to December 31, 2015.  The increase is mainly due to loan growth in the non-owner occupied commercial real estate portfolio, construction & development portfolio, as well as the lease and equipment finance portfolio, partially offset by portfolio loan sales of $303.7 million. In addition, $9.8 million of portfolio residential mortgage loans were transferred to held for sale and are expected to be sold during the third quarter of 2016. These loans were transferred to held for sale at the lower of cost or market, and no gain or loss has been recorded.

•
Total deposits were $18.3 billion as of June 30, 2016, an increase of $551.3 million, compared to December 31, 2015.  This increase was primarily driven by growth in all deposit categories, but primarily non-interest bearing demand and money market accounts.

•	Total consolidated assets were $24.1 billion as of June 30, 2016, compared to $23.4 billion at December 31, 2015.

Credit Quality

•
Non-performing assets decreased to $64.6 million, or 0.27% of total assets, as of June 30, 2016, as compared to $66.7 million, or 0.28% of total assets, as of December 31, 2015.  Non-performing loans were $48.2 million, or 0.28% of total loans, as of June 30, 2016, as compared to $44.4 million, or 0.26% of total loans, as of December 31, 2015.

•
The provision for loan and lease losses was $10.6 million and $15.4 million for the three and six months ended June 30, 2016, as compared to the $11.3 million and $23.9 million recognized for the three and six months ended June 30, 2015. The decrease for the three and six months ended June 30, 2016 compared to the same prior year period is primarily due to improved credit performance within the loan and lease portfolio, offset by an increase in net charge-offs. Net charge-offs on loans were $9.8 million for the three months ended June 30, 2016, or 0.23% of average loans and leases (annualized), as compared to net charge-offs of $4.3 million, or 0.11% of average loans and leases (annualized), for the three months ended June 30, 2015. Net charge-offs on loans were $14.7 million for the six months ended June 30, 2016, or 0.17% of average loans and leases (annualized), as compared to net charge-offs of $13.0 million or 0.17% of average loans and leases (annualized), for the six months ended June 30, 2015.

Capital and Growth Initiatives

•
Based on Basel III rules, the Company's total risk based capital was 14.3% and its Tier 1 common to risk weighted assets ratio was 11.0% as of June 30, 2016. As of December 31, 2015, the Company's total risk based capital ratio was 14.3% and its Tier 1 common to risk weighted assets ratio was 11.4%.

•	Cash dividends declared in the second quarter of 2016 were $0.16 per common share, an increase of 7% over the comparable period of the prior year.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The Bank performs regular credit reviews of the loan and lease portfolio to determine credit quality and adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan through the credit review process.  The Bank's risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. The Bank has a management Allowance for Loan and Lease Losses Committee ("ALLL Committee"), which is responsible for, among other things, regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews and approves loans and leases recommended for impaired status.  The ALLL Committee also approves removing loans and leases from impaired status.  The Bank's Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of June 30, 2016, there was no unallocated allowance amount.

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

Management believes that the ALLL was adequate as of June 30, 2016. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 77% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

The Company performed its annual goodwill impairment analysis of the Community Banking reporting segment as of December 31, 2015. The Company assessed qualitative factors to determine whether the existence of events and circumstances indicated that it is more likely than not that the indefinite-lived intangible asset is impaired, and determined no factors indicated an impairment. The Company recorded a goodwill impairment loss of $142,000 relating to the discontinued operations of an immaterial subsidiary during the first quarter of 2016.
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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net, which amended the principal versus agent implementation guidance set for in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The ASU amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting which were codified in Topic 605, Revenue Recognition and Topic 932, Extractive Activities - Oil and Gas. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients, but does not change the core revenue recognition principle in Topic 606. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions to determine the potential impact the new standard will have on the Company's consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for certain financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

Results of Operations

Overview

For the three months ended June 30, 2016, net earnings available to common shareholders were $54.3 million, or $0.25 per diluted common share, as compared to net earnings available to common shareholders of $54.7 million, or $0.25 per diluted common share, for the three months ended June 30, 2015. For the six months ended June 30, 2016, net earnings available to common shareholders were $101.8 million, or $0.46 per diluted common share, as compared to net earnings available to common shareholders of $101.7 million, or $0.46 per diluted common share, for the six months ended June 30, 2015. The comparable net earnings for the three and six months ended June 30, 2016 compared to the same periods of the prior year were principally attributable to a decrease in net interest income and non-interest income, partially offset by a decline in non-interest expense, primarily related to decreases in merger expense, and decline in the provision for loan and lease losses.

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

Accordingly, management believes that our operating results are best measured on a comparative basis excluding the after-tax impact of merger related expenses, gains or losses on junior subordinated debentures carried at fair value, gains or losses from the change in fair value of MSR asset, gains or losses from the change in fair value of the swap derivative, net gains or losses on investment securities, exit or disposal costs and other charges related to business combinations such as goodwill impairment charges or bargain purchase gains. The Company defines operating earnings as earnings available to common shareholders before these items, and calculates operating earnings per diluted share by dividing operating earnings by the same diluted share total used in determining diluted earnings per common share. Operating earnings and operating earnings per diluted share are considered "non-GAAP" financial measures. Although we believe the presentation of non-GAAP financial measures provides investors with information useful in understanding the Company's financial performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in Item 1 above.

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the three and six months ended June 30, 2016 and 2015:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings available to common shareholders	$54,255	$54,691	$101,795	$101,736
Adjustments:
Loss from change in fair value of MSR asset	13,940	423	34,565	10,151
Gain on investment securities, net	(162)	(19)	(858)	(135)
Net loss on junior subordinated debentures carried at fair value	1,572	1,572	3,144	3,127
Loss (gain) from change in fair value of swap derivative	1,493	(1,408)	3,286	(627)
Merger related expenses	6,634	21,797	10,084	35,879
Goodwill impairment	—	—	142	—
Exit or disposal costs	1,434	—	1,781	—
Total pre-tax adjustments:	$24,911	$22,365	$52,144	$48,395
Income tax effect (1)	(9,965)	(8,946)	(20,801)	(19,358)
Net adjustments	14,946	13,419	31,343	29,037
Operating earnings	$69,201	$68,110	$133,138	$130,773
Per diluted share:
Net earnings available to common shareholders	$0.25	$0.25	$0.46	$0.46
Adjustments:
Loss from change in fair value of MSR asset	0.06	—	0.16	0.05
Gain on investment securities, net	—	—	—	—
Net loss on junior subordinated debentures carried at fair value	0.01	0.01	0.01	0.01
Loss from change in fair value of swap derivative	0.01	(0.01)	0.01	—
Merger related expenses	0.02	0.10	0.05	0.16
Goodwill impairment	—	—	—	—
Exit or disposal costs	0.01	—	0.01	—
Total pre-tax adjustments:	$0.11	$0.10	$0.24	$0.22
Income tax effect (1)	(0.05)	(0.04)	(0.10)	(0.09)
Net adjustments	0.06	0.06	0.14	0.13
Operating earnings	$0.31	0.31	$0.60	$0.59

(1) Income tax effect of operating earnings adjustments at 40% for tax-deductible items.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three and six months ended June 30, 2016 and 2015. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating earnings as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Returns on average assets:
Net earnings available to common shareholders	0.91%	0.96%	0.87%	0.90%
Operating earnings	1.16%	1.20%	1.13%	1.16%
Returns on average common shareholders' equity:
Net earnings available to common shareholders	5.61%	5.76%	5.27%	5.39%
Operating earnings	7.16%	7.17%	6.89%	6.93%
Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	10.59%	11.16%	9.97%	10.45%
Operating earnings	13.51%	13.89%	13.04%	13.43%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$3,889,593	$3,807,703	$3,884,067	$3,805,879
Less: average goodwill and other intangible assets, net	(1,829,407)	(1,841,535)	(1,830,726)	(1,841,960)
Average tangible common shareholders' equity	$2,060,186	$1,966,168	$2,053,341	$1,963,919

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of June 30, 2016 and December 31, 2015:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	June 30,	December 31,
	2016	2015
Total shareholders' equity	$3,902,158	$3,849,334
Subtract:
Goodwill	1,787,651	1,787,793
Other intangible assets, net	40,620	45,508
Tangible common shareholders' equity	$2,073,887	$2,016,033
Total assets	$24,132,507	$23,406,381
Subtract:
Goodwill	1,787,651	1,787,793
Other intangible assets, net	40,620	45,508
Tangible assets	$22,304,236	$21,573,080
Tangible common equity ratio	9.30%	9.35%

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

Net Interest Income

Net interest income is the largest source of our income. Net interest income for the three months ended June 30, 2016 was $209.2 million, a decrease of $8.3 million, compared to the same period in 2015. Net interest income for the six months ended June 30, 2016 was $426.9 million, a decrease of $5.7 million, compared to the same period in 2015. The decrease in net interest income for the three and six months ended June 30, 2016 as compared to the same periods in 2015 is primarily attributable to a decrease in the margin on interest-earning assets, specifically the decrease in interest income on loans and leases. The decrease is also the result of an increase in average interest-bearing liabilities, primarily relating to deposits, partially offset by increases in average interest-earning assets, primarily loans and leases.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.08% for the three months ended June 30, 2016, a decrease of 40 basis points as compared to the same period in 2015.  The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.21% for the six months ended June 30, 2016, a decrease of 28 basis points as compared to the same period in 2015.

The decreases in the net interest margin for both periods is the result of decreased yields on earning assets, most notably the yield on loans and leases decreased by 64 basis points for the three months ended June 30, 2016 as compared to the same period in 2015, and decreased 57 basis points for the six months ended June 30, 2016 as compared to 2015. The decrease reflects the lower level of accretion of the credit discount recorded on loans acquired as well as lower average yields on interest-earning assets resulting from the continued low interest rate environment.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2016 and 2015:

Average Rates and Balances

(dollars in thousands)	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$403,964	$3,840	3.82%	$368,111	$2,969	3.24%
Loans and leases (1)	17,234,220	206,450	4.82%	15,730,269	214,174	5.46%
Taxable securities	2,304,998	12,328	2.14%	2,303,879	11,686	2.03%
Non-taxable securities (2)	280,841	3,321	4.73%	313,899	3,668	4.67%
Temporary investments and interest-bearing cash	514,881	652	0.51%	861,775	549	0.26%
Total interest-earning assets	20,738,904	226,591	4.39%	19,577,933	233,046	4.77%
Allowance for loan and lease losses	(131,562)			(123,063)
Other assets	3,288,973			3,326,609
Total assets	$23,896,315			$22,781,479
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,185,545	$597	0.11%	$2,085,395	$435	0.08%
Money market deposits	6,744,106	2,589	0.15%	6,347,066	2,357	0.15%
Savings deposits	1,224,768	128	0.04%	1,040,572	148	0.06%
Time deposits	2,490,023	5,226	0.84%	2,801,781	4,441	0.64%
Total interest-bearing deposits	12,644,442	8,540	0.27%	12,274,814	7,381	0.24%
Repurchase agreements	345,672	32	0.04%	324,960	43	0.05%
Term debt	900,875	3,848	1.72%	928,587	3,492	1.51%
Junior subordinated debentures	358,360	3,835	4.30%	352,119	3,406	3.88%
Total interest-bearing liabilities	14,249,349	16,255	0.46%	13,880,480	14,322	0.41%
Non-interest-bearing deposits	5,466,098			4,852,455
Other liabilities	291,275			240,841
Total liabilities	20,006,722			18,973,776
Common equity	3,889,593			3,807,703
Total liabilities and shareholders' equity	$23,896,315			$22,781,479
NET INTEREST INCOME		$210,336			$218,724
NET INTEREST SPREAD			3.93%			4.36%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.39%			4.77%
INTEREST EXPENSE TO EARNING ASSETS			0.31%			0.29%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.08%			4.48%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.1 million and $1.3 million for the three months ended June 30, 2016 and 2015, respectively.

(dollars in thousands)	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$350,848	$6,863	3.93%	$320,545	$5,531	3.48%
Loans and leases (1)	17,121,152	421,355	4.95%	15,534,593	425,487	5.52%
Taxable securities	2,308,294	25,749	2.23%	2,265,801	23,576	2.08%
Non-taxable securities (2)	283,963	6,719	4.73%	316,258	7,446	4.71%
Temporary investments and interest bearing cash	435,777	1,132	0.52%	1,091,447	1,374	0.25%
Total interest-earning assets	20,500,034	461,818	4.53%	19,528,644	463,414	4.79%
Allowance for loan and lease losses	(132,014)			(120,508)
Other assets	3,287,857			3,328,941
Total assets	$23,655,877			$22,737,077
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,161,463	$1,215	0.11%	$2,068,735	$718	0.07%
Money market deposits	6,678,158	5,423	0.16%	6,267,260	4,593	0.15%
Savings deposits	1,200,351	288	0.05%	1,019,875	728	0.14%
Time deposits	2,487,751	10,027	0.81%	2,877,187	8,445	0.59%
Total interest-bearing deposits	12,527,723	16,953	0.27%	12,233,057	14,484	0.24%
Repurchase agreements	329,035	68	0.04%	317,892	91	0.06%
Term debt	898,768	8,034	1.80%	959,138	6,956	1.46%
Junior subordinated debentures	357,487	7,562	4.25%	351,369	6,743	3.87%
Total interest-bearing liabilities	14,113,013	32,617	0.46%	13,861,456	28,274	0.41%
Non-interest-bearing deposits	5,377,954			4,830,793
Other liabilities	280,843			238,949
Total liabilities	19,771,810			18,931,198
Common equity	3,884,067			3,805,879
Total liabilities and shareholders' equity	$23,655,877			$22,737,077
NET INTEREST INCOME		$429,201			$435,140
NET INTEREST SPREAD			4.07%			4.38%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.53%			4.79%
INTEREST EXPENSE TO EARNING ASSETS			0.32%			0.30%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.21%			4.49%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $2.3 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and six months ended June 30, 2016 as compared to the same periods in 2015. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)	Three Months Ended June 30,
	2016 compared to 2015
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$307	$564	$871
Loans and leases	19,387	(27,111)	(7,724)
Taxable securities	6	636	642
Non-taxable securities (1)	(388)	41	(347)
Temporary investments and interest bearing cash	(284)	387	103
Total (1)	19,028	(25,483)	(6,455)
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	22	140	162
Money market deposits	150	82	232
Savings deposits	24	(44)	(20)
Time deposits	(534)	1,319	785
Repurchase agreements	3	(14)	(11)
Term debt	(107)	463	356
Junior subordinated debentures	61	368	429
Total	(381)	2,314	1,933
Net increase in net interest income (1)	$19,409	$(27,797)	$(8,388)

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

(in thousands)	Six Months Ended June 30,
	2016 compared to 2015
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$552	$780	$1,332
Loans and leases	41,243	(45,375)	(4,132)
Taxable securities	447	1,726	2,173
Non-taxable securities (1)	(760)	33	(727)
Temporary investments and interest bearing cash	(1,142)	900	(242)
Total (1)	40,340	(41,936)	(1,596)
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	33	464	497
Money market	313	517	830
Savings	111	(551)	(440)
Time deposits	(1,257)	2,839	1,582
Repurchase agreements	3	(26)	(23)
Term debt	(460)	1,538	1,078
Junior subordinated debentures	119	700	819
Total	(1,138)	5,481	4,343
Net increase in net interest income (1)	$41,478	$(47,417)	$(5,939)

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $10.6 million and $15.4 million for the three and six months ended June 30, 2016, as compared to $11.3 million and $23.9 million for the same periods in 2015.  As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three and six months ended June 30, 2016 was 0.25% and 0.18%, as compared to 0.29% and 0.31% in the same periods in 2015.

The decrease in the provision for loan and lease losses for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, is principally attributable to decreasing credit factors used in the calculation of the allowance for loan and lease losses due to the improving credit quality of the portfolio, offset by the increase in the loan portfolio. The loan portfolio increased by $488.7 million or 3%, since December 31, 2015. For the second quarter of 2016, $276,000 of the provision for loan and lease losses was recaptured related to previously acquired loans that were not purchased credit impaired. For the second quarter of 2015, $285,000 of the provision for loan and lease losses related to previously acquired loans that were not purchased credit impaired. The economy in the Pacific Northwest has improved causing the risk ratings of many of our borrowers to improve as well as the value of the underlying collateral for real estate collateral loans to improve over past quarters.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral-dependent loans.  Therefore, the non-accrual loans of $25.1 million as of June 30, 2016 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended June 30, 2016 was $74.7 million, a decrease of $6.4 million, or 8%, as compared to the same period in 2015. Non-interest income for the six months ended June 30, 2016 was $120.6 million, a decrease of $24.4 million, or 17%, as compared to the same period in 2015. The following table presents the key components of non-interest income for the three and six months ended June 30, 2016 and 2015:

Non-Interest Income

(in thousands)	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Change	Change			Change	Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Service charges on deposits	$15,667	$14,811	$856	6%	$30,183	$29,085	$1,098	4%
Brokerage revenue	4,580	4,648	(68)	(1)%	8,674	9,417	(743)	(8)%
Residential mortgage banking revenue, net	36,783	40,014	(3,231)	(8)%	52,209	68,241	(16,032)	(23)%
Gain on investment securities, net	162	19	143	753%	858	135	723	536%
Gain on loan sales, net	5,640	8,711	(3,071)	(35)%	8,011	15,439	(7,428)	(48)%
Loss on junior subordinated debentures carried at fair value	(1,572)	(1,572)	—	—%	(3,144)	(3,127)	(17)	1%
BOLI income	2,152	2,043	109	5%	4,291	4,345	(54)	(1)%
Other income	11,247	12,428	(1,181)	(10)%	19,528	21,472	(1,944)	(9)%
Total	$74,659	$81,102	$(6,443)	(8)%	$120,610	$145,007	$(24,397)	(17)%

Residential mortgage banking revenue decreased for the three and six months ended June 30, 2016 as compared to the same period of 2015 due to an increase in negative fair value adjustments to the MSR asset, driven by a decline in long-term interest rates during the periods, and its impact on the prepayment speed assumption for the MSR asset. Closed for-sale mortgage volume for the three and six months ended June 30, 2016 was $1.0 billion and $1.8 billion, compared to $997.2 million and $1.9 billion for the three and six months ended June 30, 2015.

The gain on loan sales for the three and six months ended June 30, 2016 decreased by $3.1 million and $7.4 million due to the mix of loans sold during the periods.

Other income for the three and six months ended June 30, 2016 compared to the same period in the prior year decreased by $1.2 million and $1.9 million, respectively, primarily due to a charge of $2.9 million and $3.9 million, respectively, related to the change in the fair value of debt capital market swap derivatives, driven by the decline in long-term interest rates during the periods. The decline was offset by an increase in the debt capital market swap revenue of $2.0 million and $2.8 million, respectively.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2016 was $188.5 million, a decrease of $13.4 million, or 7% as compared to the same period in 2015. Non-interest expense for the six months ended June 30, 2016 was $372.5 million, a decrease of $22.0 million, or 6% as compared to the same period in 2015. The following table presents the key elements of non-interest expense for the three and six months ended June 30, 2016 and 2015:

Non-Interest Expense

(in thousands)	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Change	Change			Change	Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Salaries and employee benefits	$107,545	$110,807	$(3,262)	(3)%	$214,083	$218,251	$(4,168)	(2)%
Occupancy and equipment, net	37,850	34,868	2,982	9%	76,145	67,018	9,127	14%
Communications	5,296	5,894	(598)	(10)%	10,859	10,688	171	2%
Marketing	3,004	2,038	966	47%	5,854	5,074	780	15%
Services	11,529	10,866	663	6%	22,200	24,993	(2,793)	(11)%
FDIC assessments	3,693	3,155	538	17%	7,414	6,369	1,045	16%
(Gain) loss on other real estate owned, net	(1,457)	480	(1,937)	(404)%	(68)	2,294	(2,362)	(103)%
Intangible amortization	2,328	2,807	(479)	(17)%	4,888	5,613	(725)	(13)%
Merger related expenses	6,634	21,797	(15,163)	(70)%	10,084	35,879	(25,795)	(72)%
Goodwill impairment	—	—	—	—%	142	—	142	nm
Other expenses	12,089	9,206	2,883	31%	20,899	18,358	2,541	14%
Total	$188,511	$201,918	$(13,407)	(7)%	$372,500	$394,537	$(22,037)	(6)%
nm = Not Meaningful

Salaries and employee benefits costs decreased by $3.3 million in the three months ended June 30, 2016, as compared to the same period prior year. Salaries and employee benefits costs decreased by $4.2 million in the six months ended June 30, 2016, as compared to the same period prior year. The decrease for the three and six months ended is primarily related to decreased employee stock-based compensation, as well as declining incentives and commissions.

Net occupancy and equipment expense increased by $3.0 million for the three months ended June 30, 2016, and increased by $9.1 million in the six months ended June 30, 2016, as compared to the same periods in the prior year. The increase is primarily as a result of additional maintenance contracts related to the system contracts, following conversions over the past two years.

Services increased by $663,000 and decreased by $2.8 million for the three and six months ended June 30, 2016, respectively as compared to the same periods in the prior year. The decrease for the six months ended is primarily due to decreased fees for hosting services related to the system conversions.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable.  These merger expenses are recorded in accordance with a Board approved accounting policy with respect to merger related charges, including internal and external charges. These expenses include acquisition related expenses, certain facility closure related costs, customer communications, restructuring expenses (including associate severance and retention charges) and expenses related to conversions of systems, including consulting costs. The merger related expenses incurred in 2016 and 2015 relate to the merger with Sterling.

The following table provides a breakout of Merger related expense for the three and six months ended June 30, 2016 and 2015.

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Premises and Equipment	$3,636	$2,248	$4,430	$5,265
Legal and professional	2,380	13,826	3,520	17,739
Personnel	345	3,363	1,257	7,730
Communication	22	998	267	1,432
Other	251	1,362	610	3,713
Total merger related expense	$6,634	$21,797	$10,084	$35,879

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three and six months ended June 30, 2016 was 35.9% and 36.2%, as compared to 35.8% and 36.0% for the three and six months ended June 30, 2015. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 5.2% (net of the federal tax benefit) principally because of the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Trading securities were $10.2 million at June 30, 2016, up from $9.6 million at December 31, 2015.

Investment securities available for sale were $2.5 billion as of June 30, 2016 and December 31, 2015.  The consistent balance was due to $247.6 million of purchases and a $41.1 million increase to the unrealized gain on investments, offset by sales and paydowns of $319.9 million.

Investment securities held to maturity were $4.4 million as of June 30, 2016, as compared to $4.6 million at December 31, 2015. The change primarily related to paydowns and maturities of investment securities held to maturity of $282,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of June 30, 2016 and December 31, 2015:

Investment Securities Composition

(dollars in thousands)	Investment Securities Available for Sale
	June 30, 2016		December 31, 2015
	Fair Value	%	Fair Value	%
Obligations of states and political subdivisions	$298,106	12%	$313,117	12%
Residential mortgage-backed securities and collateralized mortgage obligations	2,181,923	88%	2,207,420	88%
Investments in mutual funds and other equity securities	2,043	—%	2,002	—%
Total	$2,482,072	100%	$2,522,539	100%

(dollars in thousands)	Investment Securities Held to Maturity
	June 30, 2016		December 31, 2015
	Amortized		Amortized
	Cost	%	Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$4,382	100%	$4,609	100%
Total	$4,382	100%	$4,609	100%

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

Gross unrealized losses in the available for sale investment portfolio were $2.3 million at June 30, 2016.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $2.0 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

Restricted Equity Securities

Restricted equity securities were $47.5 million at June 30, 2016 and $46.9 million at December 31, 2015 with the increase attributable to purchases of FHLB stock during the six months ended June 30, 2016. Of the $47.5 million at June 30, 2016, $46.1 million represented the Bank's investment in the FHLBs of Des Moines and San Francisco. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

Loans and Leases

Loans and Leases, net

Total loans and leases outstanding at June 30, 2016 were $17.4 billion, an increase of $488.7 million as compared to year-end 2015. The increase included net new loan and lease originations of $1.1 billion, partially offset by loans sold of $303.7 million, charge-offs of $20.5 million, transfers to loans held for sale of $265.7 million, and transfers to other real estate owned of $4.5 million during the period.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of June 30, 2016 and December 31, 2015.

Loan and Lease Concentrations

(dollars in thousands)	June 30, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,377,464	19.6%	$3,226,836	19.1%
Owner occupied term, net	2,581,786	14.9%	2,582,874	15.3%
Multifamily, net	3,004,890	17.3%	3,151,516	18.7%
Construction & development, net	367,879	2.1%	271,119	1.6%
Residential development, net	111,941	0.6%	99,459	0.7%
Commercial
Term, net	1,440,704	8.3%	1,408,676	8.4%
LOC & other, net	1,116,876	6.4%	1,036,733	6.1%
Leases and equipment finance, net	884,506	5.1%	729,161	4.3%
Residential
Mortgage, net	2,882,076	16.6%	2,909,306	17.2%
Home equity loans & lines, net	989,814	5.7%	923,667	5.5%
Consumer & other, net	597,304	3.4%	527,189	3.1%
Total, net of deferred fees and costs	$17,355,240	100.0%	$16,866,536	100.0%

Asset Quality and Non-Performing Assets

Non-Performing Assets

The following table summarizes our non-performing assets and restructured loans as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30,	December 31,
	2016	2015
Loans and leases on non-accrual status	$25,136	$29,215
Loans and leases past due 90 days or more and accruing (1)	23,076	15,169
Total non-performing loans and leases	48,212	44,384
Other real estate owned	16,437	22,307
Total non-performing assets	$64,649	$66,691
Restructured loans (2)	$40,848	$31,355
Allowance for loan and lease losses	$131,042	$130,322
Reserve for unfunded commitments	3,531	3,574
Allowance for credit losses	$134,573	$133,896
Asset quality ratios:
Non-performing assets to total assets	0.27%	0.28%
Non-performing loans and leases to total loans and leases	0.28%	0.26%
Allowance for loan and leases losses to total loans and leases	0.76%	0.77%
Allowance for credit losses to total loans and leases	0.78%	0.79%
Allowance for credit losses to total non-performing loans and leases	279%	302%

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $11.3 million and $19.2 million at June 30, 2016 and December 31, 2015, respectively.

(2)	Represents accruing restructured loans performing according to their restructured terms.

The purchased non-credit impaired loans had remaining credit discount that is expected to accrete into interest income over the life of the loans of $57.5 million and $72.8 million, as of June 30, 2016 and December 31, 2015, respectively. The purchased credit impaired loan pools had remaining discount of $54.3 million and $68.0 million, as of June 30, 2016 and December 31, 2015, respectively.

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

The Bank has written down impaired, non-accrual loans as of June 30, 2016 to their estimated net realizable value and expects resolution with no additional material loss, absent further decline in market prices. The following tables summarize our non-performing loans and leases by loan type as of June 30, 2016 and December 31, 2015:

Non-Performing Loans by Type

(in thousands)	June 30,	December 31,
	2016	2015
Commercial real estate
Non-owner occupied term, net	$2,515	$2,770
Owner occupied term, net	5,695	6,351
Multifamily, net	514	—
Residential development, net	—	—
Commercial
Term, net	11,065	15,185
LOC & other, net	817	672
Leases and equipment finance, net	7,308	5,623
Residential
Mortgage, net (1)	18,717	10,057
Home equity loans & lines, net	1,310	3,080
Consumer & other, net	271	646
Total	$48,212	$44,384

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $11.3 million and $19.2 million at June 30, 2016 and December 31, 2015, respectively.

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

Restructured Loans

At June 30, 2016 and December 31, 2015, impaired loans of $40.8 million and $31.4 million, respectively, were classified as performing restructured loans.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent principally the only impaired loans accruing interest at June 30, 2016.  In order for a restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $131.0 million at June 30, 2016, an increase of $720,000 from $130.3 million at December 31, 2015. The following table shows the activity in the ALLL for the three and six months ended June 30, 2016 and 2015:

Allowance for Loan and Lease Losses

(in thousands)	Three months ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance, beginning of period	$130,243	$120,104	$130,322	$116,167
Charge-offs	(12,682)	(7,442)	(20,532)	(19,987)
Recoveries	2,892	3,155	5,840	7,000
Net charge-offs	(9,790)	(4,287)	(14,692)	(12,987)
Provision for loan and lease losses	10,589	11,254	15,412	23,891
Balance, end of period	$131,042	$127,071	$131,042	$127,071
As a percentage of average loans and leases (annualized):
Net charge-offs	0.23%	0.11%	0.17%	0.17%
Provision for loan and lease losses	0.25%	0.29%	0.18%	0.31%
Recoveries as a percentage of charge-offs	22.80%	42.39%	28.44%	35.02%

The increase in allowance for loan and lease losses as of June 30, 2016 compared to the same period of the prior year was primarily the result of growth in our loan and lease portfolios, partially offset by improving credit quality characteristics of the lease and loan portfolio. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans in each category to total loans and leases as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	June 30, 2016		December 31, 2015
	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$50,584	54.5%	$54,293	55.4%
Commercial	52,355	19.8%	47,487	18.8%
Residential	20,146	22.3%	22,017	22.7%
Consumer & other	7,957	3.4%	6,525	3.1%
Allowance for loan and lease losses	$131,042		$130,322

At June 30, 2016, the recorded investment in loans classified as impaired totaled $54.8 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $819,000.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2015, the total recorded investment in impaired loans was $52.1 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $788,000.

The following table presents a summary of activity in the RUC:

Summary of Reserve for Unfunded Commitments Activity

(in thousands)	Three months ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance, beginning of period	$3,482	$3,194	$3,574	$3,539
Net change to other expense	49	(330)	(43)	(675)
Balance, end of period	$3,531	$2,864	$3,531	$2,864

We believe that the ALLL and RUC at June 30, 2016 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Residential Mortgage Servicing Rights

The following table presents the key elements of our residential mortgage servicing rights portfolio for the three and six months ended June 30, 2016 and 2015:

Summary of Residential Mortgage Servicing Rights

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance, beginning of period	$117,172	$116,365	$131,817	$117,259
Additions for new MSR capitalized	8,863	11,264	14,843	20,101
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(6,836)	5,077	(17,087)	934
Other(2)	(7,104)	(5,500)	(17,478)	(11,088)
Balance, end of period	$112,095	$127,206	$112,095	$127,206

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential serviced loan portfolio as of June 30, 2016 and December 31, 2015 was as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015
Balance of loans serviced for others	$13,564,242	$13,047,266
MSR as a percentage of serviced loans	0.83%	1.01%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangibles Assets

At June 30, 2016 and December 31, 2015, we had goodwill of $1.8 billion.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. For the six months ended June 30, 2016, goodwill impairment losses of $142,000 were recognized related to a small subsidiary that is winding down operations. There were no goodwill impairment losses recognized during the year ended December 31, 2015.

At June 30, 2016, we had other intangible assets of $40.6 million, as compared to $45.5 million at December 31, 2015.   As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which include all deposits except certificates of deposit, are recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. The decrease from December 31, 2015 relates to the amortization of the other intangible assets of $4.9 million for the six months ended June 30, 2016.

Deposits

Total deposits were $18.3 billion at June 30, 2016, an increase of $551.3 million, as compared to December 31, 2015. The increase is attributable to growth in all deposit categories, but primarily non-interest bearing demand and money market accounts.

The following table presents the deposit balances by major category as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	June 30, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
Non-interest bearing demand	$5,475,986	30%	$5,318,591	30%
Interest bearing demand	2,186,164	12%	2,157,376	12%
Money market	6,782,232	37%	6,599,516	37%
Savings	1,254,675	7%	1,136,809	6%
Time, $100,000 or greater	1,660,409	9%	1,604,446	9%
Time, less than $100,000	899,008	5%	890,451	6%
Total	$18,258,474	100%	$17,707,189	100%

At June 30, 2016 and December 31, 2015, the Company's brokered deposits, including Certificate of Deposit Account Registry Service ("CDARS"), totaled $997.3 million and $758.9 million, respectively.

Borrowings

At June 30, 2016, the Bank had outstanding $360.2 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $903.0 million at June 30, 2016. Term debt outstanding as of June 30, 2016 increased $14.2 million since December 31, 2015. Advances from the FHLB amounted to $902.5 million of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed interest rates ranging from 0.69% to 7.10% and mature in 2016 through 2033.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $359.8 million and $356.7 million at June 30, 2016 and December 31, 2015, respectively.  The increase is due to the change in fair value for the junior subordinated debentures selected to be carried at fair value. As of June 30, 2016, the majority of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures increased for the six months ended June 30, 2016, compared to the same period in 2015, primarily resulting from increases in the LIBOR rate during the period.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 9% of total deposits at June 30, 2016 and 11% of total deposits at December 31, 2015. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $5.6 billion at June 30, 2016, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $327.9 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at June 30, 2016. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $87.0 million of dividends paid by the Bank to the Company in the six months ended June 30, 2016.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures. As of June 30, 2016, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $293.3 million during the six months ended June 30, 2016, with the difference between cash provided by operating activities and net income largely consisting of originations of loans held for sale of $1.8 billion, offset by proceeds from the sale of loans held for sale of $2.0 billion.  This compares to net cash provided by operating activities of $82.8 million during the six months ended June 30, 2015, with the difference between cash provided by operating activities and net income largely consisting of originations of loans held for sale of $1.9 billion, offset by proceeds from the sale of loans held for sale of $1.8 billion.

Net cash of $705.8 million used in investing activities during the six months ended June 30, 2016 consisted principally of net loan originations of $1.1 billion and purchases of investment securities available for sale of $247.6 million, offset by proceeds from sale of loans and leases of $311.7 million and proceeds from investment securities available for sale of $319.9 million.   This compares to net cash of $885.2 million used in investing activities during the six months ended June 30, 2015, which consisted principally of purchases of investment securities available for sale of $619.1 million and net loan originations of $817.6 million, partially offset by proceeds from investment securities available for sale of $337.1 million and proceeds from the sale of loans and leases of $164.9 million.

Net cash of $544.2 million provided by financing activities during the six months ended June 30, 2016 primarily consisted of $552.7 million increase in net deposits and proceeds from term debt borrowings of $285.0 million, offset by the $270.0 million repayment of term debt and the dividends paid on common stock of $70.5 million. This compares to net cash of $77.2 million provided by financing activities during the six months ended June 30, 2015, which consisted primarily of $255.8 million increase in net deposits, offset by $115.0 million repayment of term debt and $66.2 million in dividends paid on common stock.

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

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at June 30, 2016 was $3.9 billion, an increase of $52.8 million from December 31, 2015. The increase in shareholders' equity during the six months ended June 30, 2016 was principally due to net income for the period and other comprehensive income, net of tax, offset by declared common dividends.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of Basel III at June 30, 2016 and December 31, 2015:

(dollars in thousands)			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,611,244	14.27%	$1,464,147	8.00%	$1,830,183	10.00%
Umpqua Bank	$2,426,145	13.27%	$1,462,889	8.00%	$1,828,611	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,015,521	11.01%	$1,098,110	6.00%	$1,464,147	8.00%
Umpqua Bank	$2,291,698	12.53%	$1,097,167	6.00%	$1,462,889	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,015,521	11.01%	$823,582	4.50%	$1,189,619	6.50%
Umpqua Bank	$2,291,698	12.53%	$822,875	4.50%	$1,188,597	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,015,521	9.16%	$880,156	4.00%	$1,100,195	5.00%
Umpqua Bank	$2,291,698	10.40%	$881,032	4.00%	$1,101,291	5.00%
As of December 31, 2015
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,553,161	14.34%	$1,424,127	8.00%	$1,780,159	10.00%
Umpqua Bank	$2,368,213	13.32%	$1,422,495	8.00%	$1,778,118	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,073,402	11.65%	$1,068,096	6.00%	$1,424,127	8.00%
Umpqua Bank	$2,234,458	12.57%	$1,066,871	6.00%	$1,422,495	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,020,814	11.35%	$801,072	4.50%	$1,157,104	6.50%
Umpqua Bank	$2,234,458	12.57%	$800,153	4.50%	$1,155,777	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,073,402	9.73%	$852,091	4.00%	$1,065,114	5.00%
Umpqua Bank	$2,234,458	10.50%	$851,554	4.00%	$1,064,443	5.00%

The phase-in period for the final rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III") began for the Company on January 1, 2015, with full compliance with the final rules in their entirety required to be phased in on January 1, 2019.

The final rules, among other things, include a new common equity Tier 1 capital ("CET1") to risk-weighted assets ratio, including a capital conservation buffer, which will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% on January 1, 2015, and to 8.5% on January 1, 2019, as well as require a minimum leverage ratio of 4.0%.

Under the final rules, as Umpqua grew above $15.0 billion in assets as a result of an acquisition, the combined trust preferred security debt issuances were required to be phased out of Tier 1 and into Tier 2 capital (75% starting in the first quarter of 2015 and 100% starting in the first quarter of 2016).

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2016 and 2015:

Cash Dividends and Payout Ratios per Common Share

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Dividend declared per common share	$0.16	$0.15	$0.32	$0.30
Dividend payout ratio	64%	60%	70%	65%

As of June 30, 2016, a total of 11.2 million shares are available for repurchase under the Company's current share repurchase plan. During the six months ended June 30, 2016, the Company repurchased 235,000 shares under this plan. The Board of Directors approved an extension of the repurchase plan to 2017. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of June 30, 2016.

No change in our internal controls occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company assumed, as successor-in-interest to Sterling, the defense of litigation matters pending against Sterling. Sterling previously reported that on December 11, 2009, a putative securities class action complaint captioned City of Roseville Employees' Retirement System v. Sterling Financial Corp., et al., No. CV 09-00368-EFS, was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of its current and former officers. On June 18, 2010, lead plaintiff filed a consolidated complaint alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements concerning Sterling's business and financial results. Plaintiffs sought unspecified damages and attorneys' fees and costs. On August 30, 2010, Sterling moved to dismiss the Complaint, and the court granted the motion to dismiss without prejudice on August 5, 2013. On October 11, 2013, the lead plaintiff filed an amended consolidated complaint with the same defendants, class period, alleged violations, and relief sought. On January 24, 2014, Sterling moved to dismiss the amended consolidated complaint, and on September 17, 2014, the court entered an order dismissing the amended consolidated complaint in its entirety with no further leave to amend. On October 24, 2014, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit from the district court's order granting the motion to dismiss the amended consolidated complaint. Appellant filed its opening brief on April 3, 2015 and the Company filed its reply brief on June 17, 2015; additional appellate briefing was filed in the third quarter 2015. The appellate court has not set a hearing date as of the date of this filing.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2016:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
4/1/16-4/30/16	226,341	$16.38	—	11,207,429
5/1/16-5/31/16	319	$15.07	—	11,207,429
6/1/16-6/30/16	492	$15.90	—	11,207,429
Total for quarter	227,152	$16.38	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 185,746 shares to be issued upon vesting of restricted stock awards and 41,406 shares to be issued upon vesting of restricted stock units to pay withholding taxes.  During the three months ended June 30, 2016, no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2017.  As of June 30, 2016, a total of 11.2 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	August 5, 2016	/s/ Raymond P. Davis
Raymond P. Davis President and Chief Executive Officer

Dated	August 5, 2016	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	August 5, 2016	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit #	Description
3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1**	(d) 2013 Incentive Plan, as amended

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
** Indicates compensatory plan or arrangement

(a)     Incorporated by reference to Exhibit 3.1 to Form 8-K filed May 7, 2014
(b)    Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008
(c)     Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999
(d)    Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 6, 2016