Form 10-Q
period 2016-09-30
UMPQUA HOLDINGS CORP
filed 2016-11-04
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: September 30, 2016
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

Common stock, no par value: 220,208,309 shares outstanding as of October 31, 2016

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)
	September 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks (restricted cash of $107,399 and $58,813)	$364,013	$277,645
Interest bearing cash and temporary investments (restricted cash of $1,004 and $3,938)	1,102,428	496,080
Total cash and cash equivalents	1,466,441	773,725
Investment securities
Trading, at fair value	10,866	9,586
Available for sale, at fair value	2,520,037	2,522,539
Held to maturity, at amortized cost	4,302	4,609
Loans held for sale, at fair value	565,624	363,275
Loans and leases	17,392,051	16,866,536
Allowance for loan and lease losses	(133,692)	(130,322)
Net loans and leases	17,258,359	16,736,214
Restricted equity securities	47,537	46,949
Premises and equipment, net	306,287	328,734
Goodwill	1,787,651	1,787,793
Other intangible assets, net	38,753	45,508
Residential mortgage servicing rights, at fair value	114,446	131,817
Other real estate owned	8,309	22,307
Bank owned life insurance	297,561	291,892
Deferred tax asset, net	27,587	138,082
Other assets	290,454	203,351
Total assets	$24,744,214	$23,406,381
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$5,993,793	$5,318,591
Interest bearing	12,924,987	12,388,598
Total deposits	18,918,780	17,707,189
Securities sold under agreements to repurchase	309,463	304,560
Term debt	902,678	888,769
Junior subordinated debentures, at fair value	260,114	255,457
Junior subordinated debentures, at amortized cost	101,012	101,254
Other liabilities	331,959	299,818
Total liabilities	20,824,006	19,557,047
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2016 and 2015; issued and outstanding: 220,207,300 in 2016 and 220,171,091 in 2015	3,514,858	3,520,591
Retained earnings	388,678	331,301
Accumulated other comprehensive income (loss)	16,672	(2,558)
Total shareholders' equity	3,920,208	3,849,334
Total liabilities and shareholders' equity	$24,744,214	$23,406,381

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans and leases	$212,037	$218,975	$640,255	$649,993
Interest and dividends on investment securities:
Taxable	10,779	11,882	35,797	35,188
Exempt from federal income tax	2,181	2,393	6,599	7,284
Dividends	332	112	1,063	382
Interest on temporary investments and interest bearing deposits	1,090	440	2,222	1,814
Total interest income	226,419	233,802	685,936	694,661
INTEREST EXPENSE
Interest on deposits	8,999	7,450	25,952	21,934
Interest on securities sold under agreement to repurchase	32	43	100	134
Interest on term debt	3,558	3,629	11,592	10,585
Interest on junior subordinated debentures	3,938	3,465	11,500	10,208
Total interest expense	16,527	14,587	49,144	42,861
Net interest income	209,892	219,215	636,792	651,800
PROVISION FOR LOAN AND LEASE LOSSES	13,091	8,153	28,503	32,044
Net interest income after provision for loan and lease losses	196,801	211,062	608,289	619,756
NON-INTEREST INCOME
Service charges on deposits	15,762	15,616	45,945	44,701
Brokerage revenue	4,129	5,003	12,803	14,420
Residential mortgage banking revenue, net	47,206	24,041	99,415	92,282
Gain on investment securities, net	—	220	858	355
Gain on loan sales, net	1,285	5,212	9,296	20,651
Loss on junior subordinated debentures carried at fair value	(1,590)	(1,590)	(4,734)	(4,717)
BOLI income	2,116	2,165	6,407	6,510
Other income	11,802	10,705	31,330	32,177
Total non-interest income	80,710	61,372	201,320	206,379
NON-INTEREST EXPENSE
Salaries and employee benefits	105,341	106,482	319,424	324,733
Occupancy and equipment, net	38,181	37,235	114,326	104,253
Communications	5,107	4,443	15,966	15,131
Marketing	2,124	2,846	7,978	7,920
Services	9,983	10,389	32,183	35,382
FDIC assessments	4,109	3,369	11,523	9,738
(Gain) loss on other real estate owned, net	(14)	(158)	(82)	2,136
Intangible amortization	1,867	2,806	6,755	8,419
Merger related expenses	2,011	5,991	12,095	41,870
Goodwill impairment	—	—	142	—
Other expenses	12,478	9,791	33,377	28,149
Total non-interest expense	181,187	183,194	553,687	577,731
Income before provision for income taxes	96,324	89,240	255,922	248,404
Provision for income taxes	34,515	31,633	92,257	88,884
Net income	$61,809	$57,607	$163,665	$159,520

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$61,809	$57,607	$163,665	$159,520
Dividends and undistributed earnings allocated to participating securities	31	84	92	261
Net earnings available to common shareholders	$61,778	$57,523	$163,573	$159,259
Earnings per common share:
Basic	$0.28	$0.26	$0.74	$0.72
Diluted	$0.28	$0.26	$0.74	$0.72
Weighted average number of common shares outstanding:
Basic	220,291	220,297	220,313	220,370
Diluted	220,751	220,904	220,936	221,062

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$61,809	$57,607	$163,665	$159,520
Available for sale securities:
Unrealized (losses) gains arising during the period	(9,768)	15,258	32,228	3,695
Income tax benefit (expense) related to unrealized gains	3,780	(6,103)	(12,472)	(1,478)

Reclassification adjustment for net realized gains in earnings	—	(220)	(858)	(355)
Income tax expense related to realized gains	—	88	332	142
Other comprehensive (loss) income, net of tax	(5,988)	9,023	19,230	2,004
Comprehensive income	$55,821	$66,630	$182,895	$161,524

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2015	220,161,120	$3,519,316	$246,242	$12,068	$3,777,626
Net income			222,539		222,539
Other comprehensive loss, net of tax				(14,626)	(14,626)
Stock-based compensation		14,383			14,383
Stock repurchased and retired	(844,215)	(14,589)			(14,589)
Issuances of common stock under stock plans and related net tax benefit	854,186	1,481			1,481
Cash dividends on common stock ($0.62 per share)			(137,480)		(137,480)
Balance at December 31, 2015	220,171,091	$3,520,591	$331,301	$(2,558)	$3,849,334

BALANCE AT JANUARY 1, 2016	220,171,091	$3,520,591	$331,301	$(2,558)	$3,849,334
Net income			163,665		163,665
Other comprehensive income, net of tax				19,230	19,230
Stock-based compensation		7,523			7,523
Stock repurchased and retired	(931,523)	(14,354)			(14,354)
Issuances of common stock under stock plans and related net tax benefit	967,732	1,098			1,098
Cash dividends on common stock ($0.48 per share)			(106,288)		(106,288)
Balance at September 30, 2016	220,207,300	$3,514,858	$388,678	$16,672	$3,920,208

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Nine months ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$163,665	$159,520
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	16,401	18,135
Gain on sale of investment securities, net	(858)	(355)
Gain on sale of other real estate owned, net	(1,683)	(646)
Valuation adjustment on other real estate owned	1,601	2,782
Provision for loan and lease losses	28,503	32,044
Change in cash surrender value of bank owned life insurance	(6,483)	(6,588)
Depreciation, amortization and accretion	44,607	37,716
Loss on sale of premises and equipment	5,221	2,543
Additions to residential mortgage servicing rights carried at fair value	(25,020)	(27,812)
Change in fair value of residential mortgage servicing rights carried at fair value	42,391	20,257
Change in junior subordinated debentures carried at fair value	4,657	4,371
Stock-based compensation	7,523	11,275
Net (increase) decrease in trading account assets	(1,280)	490
Gain on sale of loans	(136,949)	(115,399)
Change in loans held for sale carried at fair value	(13,555)	(5,716)
Origination of loans held for sale	(2,928,951)	(2,703,100)
Proceeds from sales of loans held for sale	3,133,551	2,694,945
Goodwill impairment	142	—
Change in other assets and liabilities:
Net decrease in other assets	9,336	69,980
Net increase in other liabilities	44,314	23,317
Net cash provided by operating activities	387,133	217,759
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(443,094)	(706,964)
Proceeds from investment securities available for sale	461,342	508,428
Proceeds from investment securities held to maturity	389	481
Purchases of restricted equity securities	(600)	—
Redemption of restricted equity securities	12	72,430
Net change in loans and leases	(1,248,475)	(1,313,156)
Proceeds from sales of loans	429,997	246,100
Net change in premises and equipment	(22,573)	(58,089)
Proceeds from bank owned life insurance death benefits	814	4,485
Proceeds from sales of other real estate owned	13,608	18,747
Net cash used in investing activities	$(808,580)	$(1,227,538)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(in thousands)	Nine months ended
	September 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$1,213,354	$578,995
Net increase in securities sold under agreements to repurchase	4,903	10,401
Proceeds from term debt borrowings	490,000	—
Repayment of term debt borrowings	(475,014)	(114,999)
Dividends paid on common stock	(105,824)	(99,333)
Proceeds from stock options exercised	1,098	1,696
Repurchase and retirement of common stock	(14,354)	(14,536)
Net cash provided by financing activities	1,114,163	362,224
Net increase (decrease) in cash and cash equivalents	692,716	(647,555)
Cash and cash equivalents, beginning of period	773,725	1,605,171
Cash and cash equivalents, end of period	$1,466,441	$957,616

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$53,783	$50,156
Income taxes	$12,921	$17,334
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$19,230	$2,004
Cash dividend declared on common stock and payable after period-end	$35,250	$35,285
Transfer of loans to loans held for sale	$265,741	$—
Change in GNMA mortgage loans recognized due to repurchase option	$(11,857)	$7,640
Transfer of loans to other real estate owned	$5,409	$6,833
Transfers from other real estate owned to loans due to internal financing	$5,881	$—

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

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to September 30, 2016 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform to current classifications. In the second quarter of 2016, the loan portfolio was analyzed for correct classification of certain commercial and commercial real estate loan types, and as a result of this analysis, loan classifications were updated. The prior period loan classifications have been updated to be comparable to the current period presentation in note 3 -Loans and Leases and note 4 -Allowance for Loan and Lease Losses and Credit Quality.

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

Note 2 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$292,213	$11,625	$(469)	$303,369
Residential mortgage-backed securities and collateralized mortgage obligations	2,198,654	20,038	(4,058)	2,214,634
Investments in mutual funds and other equity securities	1,959	75	—	2,034
	$2,492,826	$31,738	$(4,527)	$2,520,037
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,302	$892	$—	$5,194
	$4,302	$892	$—	$5,194

(in thousands)	December 31, 2015
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$300,998	$12,741	$(622)	$313,117
Residential mortgage-backed securities and collateralized mortgage obligations	2,223,742	7,218	(23,540)	2,207,420
Investments in mutual funds and other equity securities	1,959	43	—	2,002
	$2,526,699	$20,002	$(24,162)	$2,522,539
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,609	$981	$—	$5,590
	$4,609	$981	$—	$5,590

Investment securities that were in an unrealized loss position as of September 30, 2016 and December 31, 2015 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

September 30, 2016
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$13,793	$179	$2,010	$290	$15,803	$469
Residential mortgage-backed securities and collateralized mortgage obligations	345,169	1,291	199,606	2,767	544,775	4,058
Total temporarily impaired securities	$358,962	$1,470	$201,616	$3,057	$560,578	$4,527

December 31, 2015
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$2,530	$83	$8,208	$539	$10,738	$622
Residential mortgage-backed securities and collateralized mortgage obligations	1,256,994	14,465	334,981	9,075	1,591,975	23,540
Total temporarily impaired securities	$1,259,524	$14,548	$343,189	$9,614	$1,602,713	$24,162

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors the published credit ratings of these securities for material rating or outlook changes. As of September 30, 2016, 93% of these securities were rated A3/A- or higher by rating agencies. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at September 30, 2016 are issued or guaranteed by government sponsored enterprises. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will be settled at a price at least equal to the amortized cost of each investment.

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

The following table presents the maturities of investment securities at September 30, 2016:

(in thousands)	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$24,868	$24,960	$—	$—
Over three months through twelve months	93,437	94,520	3	3
After one year through five years	1,818,751	1,837,341	159	474
After five years through ten years	302,574	308,125	358	865
After ten years	251,237	253,057	3,782	3,852
Other investment securities	1,959	2,034	—	—
	$2,492,826	$2,520,037	$4,302	$5,194

The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

The following table presents the gross realized gains and losses on the sale of securities available for sale for the three and nine months ended September 30, 2016 and 2015:

(in thousands)	Three Months Ended
	September 30, 2016		September 30, 2015
	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$—	$—	$13	$—
Obligations of states and political subdivisions	—	—	6	—
Residential mortgage-backed securities and collateralized mortgage obligations	—	—	634	433
	$—	$—	$653	$433

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$—	$—	$13	$—
Obligations of states and political subdivisions	971	—	6	—
Residential mortgage-backed securities and collateralized mortgage obligations	270	383	1,177	841
	$1,241	$383	$1,196	$841

The following table presents, as of September 30, 2016, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$624	$645
To state and local governments to secure public deposits	1,199,852	1,217,873
Other securities pledged principally to secure repurchase agreements	536,501	540,958
Total pledged securities	$1,736,977	$1,759,476

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of September 30, 2016 and December 31, 2015:

(in thousands)	September 30,	December 31,
	2016	2015
Commercial real estate
Non-owner occupied term, net	$3,280,660	$3,226,836
Owner occupied term, net	2,573,942	2,582,874
Multifamily, net	2,968,019	3,151,516
Construction & development, net	388,934	271,119
Residential development, net	127,447	99,459
Commercial
Term, net	1,480,173	1,408,676
LOC & other, net	1,142,946	1,036,733
Leases and equipment finance, net	927,857	729,161
Residential
Mortgage, net	2,868,337	2,909,306
Home equity loans & lines, net	1,008,219	923,667
Consumer & other, net	625,517	527,189
Total loans and leases, net of deferred fees and costs	$17,392,051	$16,866,536

The loan balances are net of deferred fees and costs of $66.8 million and $47.0 million as of September 30, 2016 and December 31, 2015, respectively. Net loans also include discounts on acquired loans of $52.9 million and $105.6 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, loans totaling $10.3 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $413.1 million and $540.4 million at September 30, 2016 and December 31, 2015, respectively. The carrying balance of purchased impaired loans was $301.3 million and $438.1 million at September 30, 2016 and December 31, 2015, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the three and nine months ended September 30, 2016 and 2015:

(in thousands)	Three Months Ended
	September 30,
	2016	2015
Balance, beginning of period	$111,379	$165,362
Accretion to interest income	(11,042)	(14,432)
Disposals	(4,209)	(6,569)
Reclassifications from nonaccretable difference	4,931	5,285
Balance, end of period	$101,059	$149,646

	Nine months ended
	September 30,
	2016	2015
Balance, beginning of period	$132,829	$201,699
Accretion to interest income	(35,217)	(42,864)
Disposals	(15,470)	(21,825)
Reclassifications from nonaccretable difference	18,917	12,636
Balance, end of period	$101,059	$149,646

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes the carrying value of loans and leases sold by major loan type during the three and nine months ended September 30, 2016 and 2015:

(in thousands)	Three Months Ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Commercial real estate
Non-owner occupied term, net	$1,340	$—	$18,614	$7,181
Owner occupied term, net	10,380	20,003	28,283	39,963
Multifamily, net	49	—	129,879	435
Commercial
Term, net	1,809	1,079	4,729	4,499
Residential
Mortgage, net	103,465	54,938	239,196	173,371
Total	$117,043	$76,020	$420,701	$225,449

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

Management believes that the ALLL was adequate as of September 30, 2016. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

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

Activity in the Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the three and nine months ended September 30, 2016 and 2015:

(in thousands)	Three Months Ended September 30, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$50,584	$52,355	$20,146	$7,957	$131,042
Charge-offs	(1,071)	(8,975)	(915)	(2,127)	(13,088)
Recoveries	628	1,186	137	696	2,647
(Recapture) Provision	(2,839)	12,846	626	2,458	13,091
Balance, end of period	$47,302	$57,412	$19,994	$8,984	$133,692

	Three Months Ended September 30, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$58,343	$45,518	$17,964	$5,246	$127,071
Charge-offs	(2,789)	(3,266)	(171)	(2,250)	(8,476)
Recoveries	960	1,360	281	784	3,385
Provision	2,093	2,608	1,186	2,266	8,153
Balance, end of period	$58,607	$46,220	$19,260	$6,046	$130,133

(in thousands)	Nine months ended September 30, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$54,293	$47,487	$22,017	$6,525	$130,322
Charge-offs	(2,137)	(23,224)	(1,546)	(6,713)	(33,620)
Recoveries	1,348	3,633	661	2,845	8,487
(Recapture) Provision	(6,202)	29,516	(1,138)	6,327	28,503
Balance, end of period	$47,302	$57,412	$19,994	$8,984	$133,692

	Nine months ended September 30, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$55,184	$41,216	$15,922	$3,845	$116,167
Charge-offs	(6,220)	(15,917)	(707)	(5,619)	(28,463)
Recoveries	2,448	3,544	420	3,973	10,385
Provision	7,195	17,377	3,625	3,847	32,044
Balance, end of period	$58,607	$46,220	$19,260	$6,046	$130,133

The valuation allowance on purchased impaired loans was increased by provision expense, which includes amounts related to subsequent deterioration of purchased impaired loans of $1.4 million for the nine months ended September 30, 2016, and $279,000 and $1.9 million for the three and nine months ended September 30, 2015, respectively. There was no provision expense that related to subsequent deterioration of purchased impaired loans recorded during the three months ended September 30, 2016. The increase due to the provision expense of the valuation allowance on purchased impaired loans was offset by recaptured provision of $55,000 and $902,000 for the three and nine months ended September 30, 2016, respectively, and $2.2 million and $2.4 million for the three and nine months ended September 30, 2015, respectively.

The following table presents the allowance and recorded investment in loans and leases by portfolio segment as of September 30, 2016 and 2015:

(in thousands)	September 30, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$43,473	$55,735	$19,225	$8,913	$127,346
Individually evaluated for impairment	1,099	1,327	—	—	2,426
Loans acquired with deteriorated credit quality	2,730	350	769	71	3,920
Total	$47,302	$57,412	$19,994	$8,984	$133,692
Loans and leases:
Collectively evaluated for impairment	$9,051,925	$3,521,571	$3,830,060	$624,708	$17,028,264
Individually evaluated for impairment	39,737	22,736	—	—	62,473
Loans acquired with deteriorated credit quality	247,340	6,669	46,496	809	301,314
Total	$9,339,002	$3,550,976	$3,876,556	$625,517	$17,392,051

(in thousands)	September 30, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$55,054	$45,693	$18,577	$5,978	$125,302
Individually evaluated for impairment	533	390	—	—	923
Loans acquired with deteriorated credit quality	3,020	137	683	68	3,908
Total	$58,607	$46,220	$19,260	$6,046	$130,133
Loans and leases:
Collectively evaluated for impairment	$8,768,933	$3,023,609	$3,608,456	$497,107	$15,898,105
Individually evaluated for impairment	38,041	22,402	—	—	60,443
Loans acquired with deteriorated credit quality	371,019	15,271	60,762	1,036	448,088
Total	$9,177,993	$3,061,282	$3,669,218	$498,143	$16,406,636

The loan and lease balances are net of deferred fees and costs of $66.8 million and $42.8 million at September 30, 2016 and September 30, 2015, respectively.

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the RUC and unfunded commitments for the three and nine months ended September 30, 2016 and 2015:

(in thousands)	Three Months Ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance, beginning of period	$3,531	$2,864	$3,574	$3,539
Net change to other expense	5	217	(38)	(458)
Balance, end of period	$3,536	$3,081	$3,536	$3,081

(in thousands)
Total
Unfunded loan and lease commitments:
September 30, 2016	$4,118,259
September 30, 2015	$3,454,473

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following table summarizes our non-accrual loans and leases and loans and leases past due, by loan and lease class, as of September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$1,463	$10,254	$155	$11,872	$1,261	$3,267,527	$3,280,660
Owner occupied term, net	460	4,498	58	5,016	3,248	2,565,678	2,573,942
Multifamily, net	143	—	—	143	995	2,966,881	2,968,019
Construction & development, net	—	324	—	324	—	388,610	388,934
Residential development, net	—	—	—	—	—	127,447	127,447
Commercial
Term, net	1,727	—	—	1,727	10,706	1,467,740	1,480,173
LOC & other, net	1,513	86	—	1,599	4,034	1,137,313	1,142,946
Leases and equipment finance, net	4,281	5,032	1,672	10,985	7,547	909,325	927,857
Residential
Mortgage, net (2)	5	3,346	29,483	32,834	—	2,835,503	2,868,337
Home equity loans & lines, net	1,196	967	1,641	3,804	—	1,004,415	1,008,219
Consumer & other, net	3,271	1,142	499	4,912	—	620,605	625,517
Total, net of deferred fees and costs	$14,059	$25,649	$33,508	$73,216	$27,791	$17,291,044	$17,392,051

(1) Other includes purchased credit impaired loans of $301.3 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $7.3 million at September 30, 2016.

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

Impaired Loans

Impaired loans with no related allowance reported generally represent non-accrual loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral-dependent loans.  Therefore, the non-accrual loans as of September 30, 2016 have already been written down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

The following table summarizes our impaired loans by loan class as of September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$25,033	$391	$24,336	$853
Owner occupied term, net	1,126	913	—	—
Multifamily, net	4,502	995	3,519	141
Construction & development, net	2,022	—	2,019	44
Residential development, net	7,564	—	7,564	61
Commercial
Term, net	22,138	10,262	6,487	767
LOC & other, net	6,598	3,780	2,207	560
Leases, net	—	—	—	—
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$68,983	$16,341	$46,132	$2,426

(in thousands)	December 31, 2015
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$11,944	$1,946	$9,548	$91
Owner occupied term, net	6,863	4,340	2,459	20
Multifamily, net	3,519	—	3,519	49
Construction & development, net	1,704	—	1,704	31
Residential development, net	7,889	—	7,891	90
Commercial
Term, net	22,795	14,788	2,932	283
LOC & other, net	3,470	664	2,322	224
Leases, net	—	—	—	—
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$58,184	$21,738	$30,375	$788

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2016 and 2015:

(in thousands)	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$18,544	$155	$12,009	$91
Owner occupied term, net	3,682	—	11,577	49
Multifamily, net	4,209	31	3,519	32
Construction & development, net	1,860	21	1,091	6
Residential development, net	7,671	77	8,018	67
Commercial
Term, net	17,884	67	22,618	15
LOC & other, net	4,536	20	3,473	19
Leases, net	—	—	—	—
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	—
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$58,386	$371	$62,305	$279

(in thousands)	Nine months ended		Nine months ended
	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$12,634	$350	$25,040	$684
Owner occupied term, net	7,950	86	13,592	182
Multifamily, net	3,792	91	3,594	93
Construction & development, net	1,412	61	1,091	59
Residential development, net	7,871	238	8,820	255
Commercial
Term, net	21,223	180	21,262	84
LOC & other, net	3,686	60	6,982	87
Leases, net	—	—	—	—
Residential
Mortgage, net	—	—	—	—
Home equity loans & lines, net	—	—	—	7
Consumer & other, net	—	—	—	—
Total, net of deferred fees and costs	$58,568	$1,066	$80,381	$1,451

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

The following table summarizes our internal risk rating by loan and lease class for the loan and lease portfolio as of September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,141,764	$57,353	$56,177	$502	$137	$24,727	$3,280,660
Owner occupied term, net	2,441,978	79,717	49,359	357	1,618	913	2,573,942
Multifamily, net	2,937,705	10,528	15,272	—	—	4,514	2,968,019
Construction & development, net	382,737	2,041	2,137	—	—	2,019	388,934
Residential development, net	118,695	—	1,188	—	—	7,564	127,447
Commercial
Term, net	1,422,519	27,605	12,886	38	376	16,749	1,480,173
LOC & other, net	1,090,922	16,998	28,793	246	—	5,987	1,142,946
Leases and equipment finance, net	908,529	5,123	4,986	8,444	775	—	927,857
Residential
Mortgage, net (2)	2,813,563	2,922	48,071	—	3,781	—	2,868,337
Home equity loans & lines, net	1,002,278	2,741	1,995	—	1,205	—	1,008,219
Consumer & other, net	620,585	4,405	461	—	66	—	625,517
Total, net of deferred fees and costs	$16,881,275	$209,433	$221,325	$9,587	$7,958	$62,473	$17,392,051

(1) The percentage of impaired loans classified as pass/watch, special mention and substandard was 6.9%, 6.1% and 87.0%, respectively, as of September 30, 2016.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $7.3 million at September 30, 2016, which is included in the substandard category.

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

Troubled Debt Restructurings

At September 30, 2016 and December 31, 2015, impaired loans of $36.6 million and $31.4 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were no available commitments for troubled debt restructurings outstanding as of September 30, 2016 and December 31, 2015.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$20,749	$—	$20,749
Commercial, net	8,533	5,083	13,616
Residential, net	7,286	—	7,286
Consumer & other, net	77	—	77
Total, net of deferred fees and costs	$36,645	$5,083	$41,728

(in thousands)	December 31, 2015
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$21,185	$1,324	$22,509
Commercial, net	5,253	8,528	13,781
Residential, net	4,917	—	4,917
Total, net of deferred fees and costs	$31,355	$9,852	$41,207

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The following table presents newly restructured loans that occurred during the three and nine months ended September 30, 2016 and 2015:

(in thousands)	Three Months Ended September 30, 2016
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial, net	$—	$—	$—	$—	$1,009	$1,009
Residential, net	—	—	—	—	2,117	2,117
Total, net of deferred fees and costs	$—	$—	$—	$—	$3,126	$3,126

	Three Months Ended September 30, 2015
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate, net	$—	$—	$—	$—	$1,374	$1,374
Commercial, net	—	—	—	—	8,388	8,388
Residential, net	—	—	—	—	185	185
Total, net of deferred fees and costs	$—	$—	$—	$—	$9,947	$9,947

	Nine months ended September 30, 2016
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate, net	$—	$—	$—	$—	$5,659	$5,659
Commercial, net	—	—	—	—	4,405	4,405
Residential, net	—		—	—	2,845	2,845
Consumer & other, net	—	—	—	—	77	77
Total, net of deferred fees and costs	$—	$—	$—	$—	$12,986	$12,986

(in thousands)	Nine months ended September 30, 2015
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate, net	$—	$—	$—	$—	$1,374	$1,374
Commercial, net	—	—	—	—	11,737	11,737
Residential, net	—	74	—	—	3,241	3,315
Total, net of deferred fees and costs	$—	$74	$—	$—	$16,352	$16,426

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification. There were $77,000 and $304,000 in financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2016, respectively, and $434,000 for the three and nine months ended September 30, 2015.

Note 5–Goodwill and Other Intangible Assets

The following tables summarize the changes in the Company's goodwill and other intangible assets for the year ended December 31, 2015, and the nine months ended September 30, 2016. Goodwill and all other intangible assets are related to the Community Banking segment.

(in thousands)	Goodwill
		Accumulated
	Gross	Impairment	Total
Balance, December 31, 2014	$1,899,159	$(112,934)	$1,786,225
Net additions	1,568	—	1,568
Balance, December 31, 2015	1,900,727	(112,934)	1,787,793
Reductions	—	(142)	(142)
Balance, September 30, 2016	$1,900,727	$(113,076)	$1,787,651

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

(in thousands)	Other Intangible Assets
		Accumulated
	Gross	Amortization	Net
Balance, December 31, 2014	$113,471	$(56,738)	$56,733
Amortization	—	(11,225)	(11,225)
Balance, December 31, 2015	113,471	(67,963)	45,508
Amortization	—	(6,755)	(6,755)
Balance, September 30, 2016	$113,471	$(74,718)	$38,753

Core deposit intangible assets values were determined by an analysis of the cost differential between the core deposits inclusive of estimated servicing costs and alternative funding sources for core deposits acquired through acquisitions. The core deposit intangible assets are amortized on an accelerated basis over a period of approximately 10 years.

The Company conducts its annual evaluation of goodwill for impairment as of its year end of December 31. Goodwill and other intangibles are required to be analyzed for impairment if certain triggering events occur. During the nine months ended September 30, 2016, management determined that no triggering events occurred that required an impairment analysis. The table below presents the forecasted amortization expense for other intangible assets acquired in all mergers:

(in thousands)
Expected
Year	Amortization
Remainder of 2016	$1,867
2017	6,756
2018	6,166
2019	5,618
2020	4,986
Thereafter	13,360
$38,753

Note 6 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR"), which are carried at fair value, for the three and nine months ended September 30, 2016 and 2015:

(in thousands)	Three Months Ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance, beginning of period	$112,095	$127,206	$131,817	$117,259
Additions for new MSR capitalized	10,177	7,711	25,020	27,812
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(5,386)	(6,794)	(22,473)	(5,860)
Other(2)	(2,440)	(3,309)	(19,918)	(14,397)
Balance, end of period	$114,446	$124,814	$114,446	$124,814

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of September 30, 2016 and December 31, 2015 is as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015
Balance of loans serviced for others	$13,880,660	$13,047,266
MSR as a percentage of serviced loans	0.82%	1.01%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $9.4 million and $25.7 million for the three and nine months ended September 30, 2016, respectively, as compared to $7.2 million and $20.5 million for the three and nine months ended September 30, 2015, respectively.

Key assumptions used in measuring the fair value of the MSR as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Constant prepayment rate	16.42%	11.70%
Discount rate	9.71%	9.68%
Weighted average life (years)	4.9	6.5

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of September 30, 2016 and December 31, 2015 is as follows:

(in thousands)	September 30, 2016	December 31, 2015
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(5,733)	$(5,337)
Effect on fair value of a 20% adverse change	$(10,952)	$(10,283)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(3,623)	$(4,936)
Effect on fair value of a 200 basis point adverse change	$(7,024)	$(9,494)

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

Note 7 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of September 30, 2016:

(dollars in thousands)		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$15,679	Floating rate, LIBOR plus 3.35%, adjusted quarterly	5.40%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	23,687	Floating rate, LIBOR plus 3.45%, adjusted quarterly	5.57%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	7,456	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.88%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	7,414	Floating rate, LIBOR plus 2.85%, adjusted quarterly	5.15%	March 2034
Umpqua Master Trust I	August 2007	41,238	24,859	Floating rate, LIBOR plus 1.35%, adjusted quarterly	3.65%	September 2037
Umpqua Master Trust IB	September 2007	20,619	14,289	Floating rate, LIBOR plus 2.75%, adjusted quarterly	5.20%	December 2037
Sterling Capital Trust III	April 2003	14,433	11,462	Floating rate, LIBOR plus 3.25%, adjusted quarterly	5.05%	April 2033
Sterling Capital Trust IV	May 2003	10,310	8,103	Floating rate, LIBOR plus 3.15%, adjusted quarterly	5.05%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	16,236	Floating rate, LIBOR plus 3.25%, adjusted quarterly	5.22%	June 2033
Sterling Capital Trust VI	June 2003	10,310	8,072	Floating rate, LIBOR plus 3.20%, adjusted quarterly	5.17%	September 2033
Sterling Capital Trust VII	June 2006	56,702	35,360	Floating rate, LIBOR plus 1.53%, adjusted quarterly	3.81%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	32,425	Floating rate, LIBOR plus 1.63%, adjusted quarterly	3.94%	December 2036
Sterling Capital Trust IX	July 2007	46,392	27,898	Floating rate, LIBOR plus 1.40%, adjusted quarterly	3.40%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	7,237	Floating rate, LIBOR plus 3.15%, adjusted quarterly	5.14%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	6,743	Floating rate, LIBOR plus 1.80%, adjusted quarterly	4.05%	June 2035
Klamath First Capital Trust I	July 2001	15,464	13,194	Floating rate, LIBOR plus 3.75%, adjusted semiannually	5.68%	July 2031
		$379,390	$260,114
AT AMORTIZED COST:
HB Capital Trust I	March 2000	$5,310	$6,064	10.875%	8.60%	March 2030
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,712	10.200%	8.52%	February 2031
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,123	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.65%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	29,986	Floating rate, LIBOR plus 2.95%, adjusted quarterly	3.10%	September 2033
CIB Capital Trust	November 2002	10,310	11,011	Floating rate, LIBOR plus 3.45%, adjusted quarterly	3.60%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	4.34%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	4.46%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.58%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.58%	September 2033
		96,037	101,012
	Total	$475,427	$361,126

(1)
Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of September 30, 2016.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $14.3 million at September 30, 2016 and December 31, 2015. As of September 30, 2016, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling. Refer to Note 14 for discussion of the rationale for election of fair value and the approach used to fair value the selected junior subordinated debentures.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments, the discounts will reverse over time in a manner similar to the effective interest rate method as if these instruments were accounted for under the amortized cost method. Losses recorded resulting from the change in the fair value of these instruments were $1.6 million and $4.7 million for the three and nine months ended September 30, 2016, respectively, and $1.6 million and $4.7 million for the three and nine months ended September 30, 2015, respectively.

Note 8 – Commitments and Contingencies

Lease Commitments — As of September 30, 2016, the Bank leased 265 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and nine months ended September 30, 2016 was $9.8 million and $29.0 million and for the three and nine months ended September 30, 2015 was $9.6 million and $28.6 million. Rent expense was partially offset by rent income of $508,000 and $1.5 million for the three and nine months ended September 30, 2016 and $510,000 and $1.1 million for the three and nine months ended September 30, 2015.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of September 30, 2016
Commitments to extend credit	$4,052,341
Forward sales commitments	$862,026
Commitments to originate residential mortgage loans held for sale	$665,392
Standby letters of credit	$65,918

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees during the three and nine months ended September 30, 2016 and September 30, 2015. At September 30, 2016, approximately $46.9 million of standby letters of credit expire within one year, and $19.0 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. During the three and nine months ended September 30, 2016, the Bank recognized approximately $235,000 and $608,000 in fees associated with standby letters of credit.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of September 30, 2016, the Company had a residential mortgage loan repurchase reserve liability of $1.9 million.

Legal Proceedings—In the ordinary course of business, various claims and lawsuits are brought by and against the Company and its subsidiaries, including the Bank and Umpqua Investments. In the opinion of management, there is no pending or threatened proceeding that management believes is probable to have an adverse decision and that would result in a material adverse effect on the Company's consolidated financial condition or results of operations.

Contingencies—In March 2016, the Company announced a plan to consolidate 26 store locations during 2016. Consolidations of these stores took place in the second and third quarters of 2016.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 76% of the Bank's loan and lease portfolio at September 30, 2016 and 78% at December 31, 2015.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2016 and 2015.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2016, the Bank had commitments to originate mortgage loans held for sale totaling $665.4 million and forward sales commitments of $862.0 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of September 30, 2016, the Bank had 466 interest rate swaps with an aggregate notional amount of $2.2 billion related to this program.  As of December 31, 2015, the Bank had 381 interest rate swaps with an aggregate notional amount of $1.9 billion related to this program.

As of September 30, 2016 and December 31, 2015, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $80.6 million and $40.2 million, respectively.  The Bank has collateral posting requirements for initial or variation margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $107.2 million and $58.7 million as of September 30, 2016 and December 31, 2015, respectively.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of September 30, 2016, the net CVA decreased the settlement values of the Bank's net derivative assets by $4.9 million.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The following tables summarize the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of September 30, 2016 and December 31, 2015:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated	September 30,	December 31,	September 30,	December 31,
as hedging instrument	2016	2015	2016	2015
Interest rate lock commitments	$10,577	$3,631	$—	$—
Interest rate forward sales commitments	55	1,155	3,842	971
Interest rate swaps	75,782	38,567	80,555	40,238
Foreign currency derivative	64	196	407	305
Total	$86,478	$43,549	$84,804	$41,514

The fair values of the derivatives are recorded in other assets and other liabilities. The following table summarizes the types of derivatives and the gains (losses) recorded during the three and nine months ended September 30, 2016 and 2015:

(in thousands)	Three Months Ended		Nine months ended
Derivatives not designated	September 30,		September 30,
as hedging instrument	2016	2015	2016	2015
Interest rate lock commitments	$(451)	$1,784	$6,947	$2,977
Interest rate forward sales commitments	(5,865)	(11,383)	(26,885)	(6,275)
Interest rate swaps	182	(1,181)	(3,104)	(554)
Foreign currency derivative	307	254	900	745
Total	$(5,827)	$(10,526)	$(22,142)	$(3,107)

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivative are included in other income.

The following table summarizes the derivatives that have a right of offset as of September 30, 2016 and December 31, 2015:

(in thousands)				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
September 30, 2016
Derivative Assets
Interest rate swaps	$75,782	$—	$75,782	$(534)	$—	$75,248
Foreign currency derivative	64	—	64	—	—	64
Derivative Liabilities
Interest rate swaps	$80,555	$—	$80,555	$(534)	$(80,021)	$—
Foreign currency derivative	407	—	407	—	—	407

December 31, 2015
Derivative Assets
Interest rate swaps	$38,567	$—	$38,567	$(198)	$—	$38,369
Foreign currency derivative	196	—	196	—	—	196
Derivative Liabilities
Interest rate swaps	$40,238	$—	$40,238	$(198)	$(40,040)	$—
Foreign currency derivative	305	—	305	—	—	305

Note 10 – Shareholders' Equity and Stock Compensation

The Company has a share repurchase plan, which allows the Company to repurchase shares from time to time subject to a maximum number of shares over the life of the plan. In February 2016, the Company repurchased 235,000 shares for a total of $3.5 million. In July 2016, the Company repurchased an additional 325,000 shares for a total of $5.0 million.

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units granted to employees and included in salaries and employee benefits was $2.0 million and $6.7 million for the three and nine months ended September 30, 2016, as compared to $3.1 million and $10.7 million for the three and nine months ended September 30, 2015. The total income tax benefit recognized related to stock-based compensation was $774,000 and $2.6 million for the three and nine months ended September 30, 2016, as compared to $1.2 million and $3.9 million for the three and nine months ended September 30, 2015.

The following table summarizes information about stock option activity for the nine months ended September 30, 2016:

(in thousands, except per share data)	Nine months ended September 30, 2016
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	472	$14.58
Granted	—	$—
Exercised	(87)	$12.65
Forfeited/expired	(34)	$24.19
Balance, end of period	351	$14.13	3.12	$898
Options exercisable, end of period	340	$14.20	3.01	$862

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and nine months ended September 30, 2016 was $81,000 and $259,000, respectively, as compared to the three and nine months ended September 30, 2015 of $47,000 and $512,000, respectively.

During the three and nine months ended September 30, 2016, the amount of cash received from the exercise of stock options was $365,000 and $432,000, respectively, as compared to the three and nine months ended September 30, 2015 of $16 and $195,000, respectively. Total consideration was $322,000 and $1.1 million for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015 of $117,000 and $877,000, respectively.

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the nine months ended September 30, 2016:

(in thousands, except per share data)	Nine months ended September 30, 2016
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	1,376	$16.18
Granted	586	$14.41
Released	(745)	$15.84
Forfeited	(115)	$14.70
Balance, end of period	1,102	$15.62

The total fair value of restricted shares vested and released during the three and nine months ended September 30, 2016 was $331,000 and $11.6 million, respectively, as compared to the three and nine months ended September 30, 2015 of $1.6 million and $8.3 million, respectively.

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

The following table summarizes information about nonvested restricted stock unit activity for the nine months ended September 30, 2016:

(in thousands, except per share data)	Nine months ended September 30, 2016
	Restricted	Weighted
	Stock Units	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	263	$18.58
Granted	—	$—
Released	(136)	$18.58
Forfeited	(48)	$18.58
Balance, end of period	79	$18.58

The total fair value of restricted stock units vested and released during the three and nine months ended September 30, 2016 was $65,000 and $2.2 million, respectively, as compared to the three and nine months ended September 30, 2015 of $430,000 and $4.4 million, respectively.

As of September 30, 2016, there was $54,000 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 1.00 years.  As of September 30, 2016, there was $9.0 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.64 years. As of September 30, 2016, there was $2.0 million of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.19 years, assuming expected performance conditions are met.

For the three and nine months ended September 30, 2016, the Company received income tax benefits of $185,000 and $5.4 million, respectively, as compared to the three and nine months ended September 30, 2015 of $700,000 and $5.1 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. In the nine months ended September 30, 2016, the Company did not record a tax deficiency or benefit as a component of equity due to the application of ASU 2016-09. For the nine months ended September 30, 2015, the Company had $544,000 of net excess tax benefit (tax benefit resulting from tax deductions greater than the compensation cost recognized).  The tax deficiency or benefit is now recorded as income tax expense or benefit in the period the shares are vested.

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

The Company had gross unrecognized tax benefits of $3.0 million as of September 30, 2016.  If recognized, the unrecognized tax benefit would reduce the 2016 annual effective tax rate by 0.8%.  During the three and nine months ended September 30, 2016, the Company reversed $135,000 and $92,000 of interest relating to its liability for unrecognized tax benefits.  Interest on unrecognized tax benefits is reported by the Company as a component of tax expense.  As of September 30, 2016, the accrued interest related to unrecognized tax benefits was $336,000.

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

The following is a computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015:

(in thousands, except per share data)	Three Months Ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
NUMERATORS:
Net income	$61,809	$57,607	$163,665	$159,520
Less:
Dividends and undistributed earnings allocated to participating securities (1)	31	84	92	261
Net earnings available to common shareholders	$61,778	$57,523	$163,573	$159,259
DENOMINATORS:
Weighted average number of common shares outstanding - basic	220,291	220,297	220,313	220,370
Effect of potentially dilutive common shares (2)	460	607	623	692
Weighted average number of common shares outstanding - diluted	220,751	220,904	220,936	221,062
EARNINGS PER COMMON SHARE:
Basic	$0.28	$0.26	$0.74	$0.72
Diluted	$0.28	$0.26	$0.74	$0.72

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and nine months ended September 30, 2016 and 2015.

(in thousands)	Three Months Ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	50	75	104	102
Restricted Stock	—	1	—	—

Note 13 – Segment Information

The Company operates two primary segments: Community Banking and Home Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of September 30, 2016, the Community Banking segment operated 349 locations throughout Oregon, Washington, California, Idaho, and Nevada.

The Home Lending segment, which operates as a division of the Bank, originates, sells and services residential mortgage loans. Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Three Months Ended September 30, 2016
	Community	Home
	Banking	Lending	Consolidated
Interest income	$196,388	$30,031	$226,419
Interest expense	14,669	1,858	16,527
Net interest income	181,719	28,173	209,892
Provision for loan and lease losses	12,223	868	13,091
Non-interest income	32,418	48,292	80,710
Non-interest expense	147,172	34,015	181,187
Income before income taxes	54,742	41,582	96,324
Provision for income taxes	19,616	14,899	34,515
Net income	$35,126	$26,683	$61,809

(in thousands)	Nine months ended September 30, 2016
	Community	Home
	Banking	Lending	Consolidated
Interest income	$596,508	$89,428	$685,936
Interest expense	43,608	5,536	49,144
Net interest income	552,900	83,892	636,792
Provision (recapture) for loan and lease losses	29,696	(1,193)	28,503
Non-interest income	96,340	104,980	201,320
Non-interest expense	456,533	97,154	553,687
Income before income taxes	163,011	92,911	255,922
Provision for income taxes	58,763	33,494	92,257
Net income	$104,248	$59,417	$163,665

(in thousands)	Three Months Ended September 30, 2015
	Community	Home
	Banking	Lending	Consolidated
Interest income	$203,878	$29,924	$233,802
Interest expense	12,269	2,318	14,587
Net interest income	191,609	27,606	219,215
Provision for loan and lease losses	7,294	859	8,153
Non-interest income	33,043	28,329	61,372
Non-interest expense	152,682	30,512	183,194
Income before income taxes	64,676	24,564	89,240
Provision for income taxes	22,925	8,708	31,633
Net income	$41,751	$15,856	$57,607

	Nine months ended September 30, 2015
	Community	Home
	Banking	Lending	Consolidated
Interest income	$616,724	$77,937	$694,661
Interest expense	36,480	6,381	42,861
Net interest income	580,244	71,556	651,800
Provision for loan and lease losses	29,067	2,977	32,044
Non-interest income	95,881	110,498	206,379
Non-interest expense	486,564	91,167	577,731
Income before income taxes	160,494	87,910	248,404
Provision for income taxes	57,430	31,454	88,884
Net income	$103,064	$56,456	$159,520

(in thousands)	September 30, 2016
	Community	Home
	Banking	Lending	Consolidated
Total assets	$21,431,922	$3,312,292	$24,744,214
Total loans and leases	$14,786,720	$2,605,331	$17,392,051
Total deposits	$18,594,102	$324,678	$18,918,780

(in thousands)	December 31, 2015
	Community	Home
	Banking	Lending	Consolidated
Total assets	$20,214,498	$3,191,883	$23,406,381
Total loans and leases	$14,183,919	$2,682,617	$16,866,536
Total deposits	$17,689,815	$17,374	$17,707,189

Note 14 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of September 30, 2016 and December 31, 2015, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)		September 30, 2016		December 31, 2015
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$1,466,441	$1,466,441	$773,725	$773,725
Trading securities	1,2	10,866	10,866	9,586	9,586
Investment securities available for sale	2	2,520,037	2,520,037	2,522,539	2,522,539
Investment securities held to maturity	3	4,302	5,194	4,609	5,590
Loans held for sale	2	565,624	565,624	363,275	363,275
Loans and leases, net	3	17,258,359	17,290,218	16,736,214	16,661,079
Restricted equity securities	1	47,537	47,537	46,949	46,949
Residential mortgage servicing rights	3	114,446	114,446	131,817	131,817
Bank owned life insurance assets	1	297,561	297,561	291,892	291,892
Derivatives	2,3	86,478	86,478	43,549	43,549
Visa Class B common stock	3	—	62,652	—	58,751
FINANCIAL LIABILITIES:
Deposits	1,2	$18,918,780	$18,932,157	$17,707,189	$17,709,555
Securities sold under agreements to repurchase	2	309,463	309,463	304,560	304,560
Term debt	2	902,678	909,586	888,769	890,852
Junior subordinated debentures, at fair value	3	260,114	260,114	255,457	255,457
Junior subordinated debentures, at amortized cost	3	101,012	77,025	101,254	75,654
Derivatives	2	84,804	84,804	41,514	41,514

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$476	$—	$476	$—
Equity securities	10,390	10,390	—	—
Investment securities available for sale
Obligations of states and political subdivisions	303,369	—	303,369	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,214,634	—	2,214,634	—
Investments in mutual funds and other equity securities	2,034	—	2,034	—
Loans held for sale, at fair value	565,624	—	565,624	—
Residential mortgage servicing rights, at fair value	114,446	—	—	114,446
Derivatives
Interest rate lock commitments	10,577	—	—	10,577
Interest rate forward sales commitments	55	—	55	—
Interest rate swaps	75,782	—	75,782	—
Foreign currency derivative	64	—	64	—
Total assets measured at fair value	$3,297,451	$10,390	$3,162,038	$125,023
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$260,114	$—	$—	$260,114
Derivatives
Interest rate forward sales commitments	3,842	—	3,842	—
Interest rate swaps	80,555	—	80,555	—
Foreign currency derivative	407	—	407	—
Total liabilities measured at fair value	$344,918	$—	$84,804	$260,114

(in thousands)	December 31, 2015
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$75	$—	$75	$—
Equity securities	9,511	9,511	—	—
Investment securities available for sale
Obligations of states and political subdivisions	313,117	—	313,117	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,207,420	—	2,207,420	—
Investments in mutual funds and other equity securities	2,002	—	2,002	—
Loans held for sale, at fair value	363,275	—	363,275	—
Residential mortgage servicing rights, at fair value	131,817	—	—	131,817
Derivatives
Interest rate lock commitments	3,631	—	—	3,631
Interest rate forward sales commitments	1,155	—	1,155	—
Interest rate swaps	38,567	—	38,567	—
Foreign currency derivative	196	—	196	—
Total assets measured at fair value	$3,070,766	$9,511	$2,925,807	$135,448
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$255,457	$—	$—	$255,457
Derivatives
Interest rate forward sales commitments	971	—	971	—
Interest rate swaps	40,238	—	40,238	—
Foreign currency derivative	305	—	305	—
Total liabilities measured at fair value	$296,971	$—	$41,514	$255,457

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2016, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2016:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	16.42%
		Discount Rate	9.71%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	84.24%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	5.84%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of September 30, 2016, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2016 and 2015.

(in thousands)
Three Months Ended September 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2016
Residential mortgage servicing rights	$112,095	$(7,826)	$10,177	$—	$114,446	$(3,424)
Interest rate lock commitment, net	11,028	1,585	19,503	(21,539)	10,577	10,577
Junior subordinated debentures, at fair value	258,660	4,486	—	(3,032)	260,114	4,486

2015
Residential mortgage servicing rights	$127,206	$(10,103)	$7,711	$—	$124,814	$(8,757)
Interest rate lock commitment, net	4,061	1,327	12,040	(11,962)	5,466	5,466
Junior subordinated debentures, at fair value	252,214	4,011	—	(2,560)	253,665	4,011

(in thousands)
Nine months ended September 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2016
Residential mortgage servicing rights	$131,817	$(42,391)	$25,020	$—	$114,446	$(35,386)
Interest rate lock commitment, net	3,631	5,306	50,785	(49,145)	10,577	10,577
Junior subordinated debentures, at fair value	255,457	13,160	—	(8,503)	260,114	13,160

2015
Residential mortgage servicing rights	$117,259	$(20,257)	$27,812	$—	$124,814	$(15,072)
Interest rate lock commitment, net	2,867	(2,321)	42,705	(37,785)	5,466	5,466
Junior subordinated debentures, at fair value	249,294	11,846	—	(7,475)	253,665	11,846

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

(in thousands)	September 30, 2016
	Total	Level 1	Level 2	Level 3
Loans and leases	$24,374	$—	$—	$24,374
Other real estate owned	2,497	—	—	2,497
	$26,871	$—	$—	$26,871

(in thousands)	December 31, 2015
	Total	Level 1	Level 2	Level 3
Loans and leases	$24,690	$—	$—	$24,690
Other real estate owned	802	—	—	802
	$25,492	$—	$—	$25,492

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2016 and 2015:

(in thousands)	Three Months Ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Loans and leases	$6,472	$5,769	$19,642	$23,209
Other real estate owned	139	295	1,601	2,781
Total loss from nonrecurring measurements	$6,611	$6,064	$21,243	$25,990

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016			December 31, 2015
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$565,624	$540,208	$25,416	$363,275	$351,414	$11,861

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Consolidated Statements of Income. For the three and nine months ended September 30, 2016, the Company recorded a net decrease in fair value of $254 thousand and a net increase of $13.6 million, respectively. For the three and nine months ended September 30, 2015, the Company recorded a net increase in fair value of $6.0 million and $5.7 million, respectively, representing the change in fair value reflected in earnings.

There were no nonaccrual residential mortgage loans held for sale or residential mortgage loans held for sale 90 days or more past due and still accruing interest as of September 30, 2016 and December 31, 2015, respectively.
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

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends" and "forecast," and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds; our securities portfolio; loan sales; availability of acquisition and growth opportunities; adequacy of our allowance for loan and lease losses and reserve for unfunded commitments; provision for loan and lease losses; impaired loans and future losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; litigation; Pivotus Ventures, Inc.; junior subordinated debentures; and store consolidations. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:

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

General
Umpqua Holdings Corporation, an Oregon corporation, is a financial holding company with two principal operating subsidiaries, Umpqua Bank and Umpqua Investments, Inc.

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

Umpqua Investments is a registered broker-dealer and registered investment advisor with offices in Oregon, Washington, and California, and also offers products and services through Umpqua Bank stores. The firm is one of the oldest investment companies in the Northwest and is actively engaged in the communities it serves. Umpqua Investments offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, and money market instruments), mutual funds, options, retirement planning, advisory account services, goals based planning, insurance and annuities.

In 2015, we formed Pivotus Ventures, Inc. as a subsidiary of Umpqua Holdings Corporation. Pivotus will use small cross-functional teams with a startup dynamic to develop, validate, and test new bank platforms that could have a significant impact on the experience and economics of banking. Pivotus' collaborative model will enhance its ability to imagine and develop disruptive technologies, test them with a broad range of customers and deliver them to scale.

Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes periodic examinations by these regulatory agencies.

Executive Overview

Significant items for the three and nine months ended September 30, 2016 were as follows:

Financial Performance

•
Net earnings available to common shareholders per diluted common share were $0.28 and $0.74 for the three and nine months ended September 30, 2016, compared to $0.26 and $0.72 for the three and nine months ended September 30, 2015.

•
Net interest margin, on a tax equivalent basis, was 3.95% and 4.12% for the three and nine months ended September 30, 2016, respectively, as compared to 4.43% and 4.47% for the three and nine months ended September 30, 2015, respectively.  The decreases in net interest margin for the three and nine months ended September 30, 2016, compared to the same periods in the prior year, reflect a decrease in average yields on interest-earning assets, particularly in loans and leases, attributable to the continued low interest rate environment, as well as an increase in the cost of interest-bearing liabilities.

•
Residential mortgage banking revenue was $47.2 million and $99.4 million for the three and nine months ended September 30, 2016, respectively, as compared to $24.0 million and $92.3 million for the three and nine months ended September 30, 2015, respectively.  Closed for sale mortgage originations increased by 33% for the three months ended September 30, 2016, relative to the same period in the prior year. The gain on sale margin also increased to 4.08% for the three months ended September 30, 2016, compared to 3.19% in the same period of the prior year. In addition, the Company recorded a lower negative fair value adjustment on its MSR asset for the three months ended September 30, 2016, relative to the negative fair value adjustment in the same period of the prior year. The increase in residential mortgage banking revenue for the nine months ended September 30, 2016 was driven by an increase of 8% in closed for sale mortgage volume for the nine months ended September 30, 2016, as compared to the same period of the prior year, as well as an increase in the gain on sale margin from 3.41% to 3.96%. These increases were partially offset by a $42.4 million negative fair value adjustment to the MSR, as compared to a negative fair value adjustment of $20.3 million for the same period of the prior year.

•
Total gross loans and leases were $17.4 billion as of September 30, 2016, an increase of $525.5 million, as compared to December 31, 2015.  The increase was primarily driven by growth in commercial (including leasing & equipment finance) and consumer loans, partially offset by declines in multi-family loans, primarily due to heightened refinance and early pay-off activity during the period. Total gross loans and leases also decreased due to portfolio loan sales of $420.7 million, primarily consisting of residential mortgage and multifamily loans.

•
Total deposits were $18.9 billion as of September 30, 2016, an increase of $1.2 billion, compared to December 31, 2015.  This increase was primarily driven by growth in all deposit categories, most notably in non-interest bearing demand and money market accounts.

•	Total consolidated assets were $24.7 billion as of September 30, 2016, compared to $23.4 billion at December 31, 2015.

Credit Quality

•
Non-performing assets decreased to $62.3 million, or 0.25% of total assets, as of September 30, 2016, as compared to $66.7 million, or 0.28% of total assets, as of December 31, 2015.  Non-performing loans were $54.0 million, or 0.31% of total loans, as of September 30, 2016, as compared to $44.4 million, or 0.26% of total loans, as of December 31, 2015.

•
The provision for loan and lease losses was $13.1 million and $28.5 million for the three and nine months ended September 30, 2016, respectively, as compared to the $8.2 million and $32.0 million recognized for the three and nine months ended September 30, 2015, respectively. The increase for the three months ended September 30, 2016, compared to the same period of the prior year is primarily attributable to strong growth in the commercial portfolio, including in the leasing and equipment finance portfolio, as well as an increase in net charge-offs. Net charge-offs were $10.4 million for the three months ended September 30, 2016, or 0.24% of average loans and leases (annualized), as compared to net charge-offs of $5.1 million, or 0.13% of average loans and leases (annualized), for the three months ended September 30, 2015. The decrease for the nine months ended September 30, 2016 compared to the same period of the prior year is principally attributable to the improving credit quality of certain segments, offset by stronger growth in the loan portfolio as well as an increase in net charge-offs. Net charge-offs were $25.1 million for the nine months ended September 30, 2016, or 0.20% of average loans and leases (annualized), as compared to net charge-offs of $18.1 million or 0.15% of average loans and leases (annualized), for the nine months ended September 30, 2015.

Capital and Growth Initiatives

•
Based on Basel III rules, the Company's total risk based capital was 14.5% and its Tier 1 common to risk weighted assets ratio was 11.3% as of September 30, 2016. As of December 31, 2015, the Company's total risk based capital ratio was 14.3% and its Tier 1 common to risk weighted assets ratio was 11.4%.

•	Cash dividends declared in the third quarter of 2016 were $0.16 per common share, consistent with the comparable period of the prior year.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of September 30, 2016, there was no unallocated allowance amount.

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

Management believes that the ALLL was adequate as of September 30, 2016. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. A large of percentage of our loan portfolio is secured by real estate, as a result a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

Valuation of Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31.  Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstances indicate impairment potentially exists.  The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumptions may result in additional impairment of all, or some portion of, goodwill.

The Company performed its annual goodwill impairment analysis of the Community Banking reporting segment as of December 31, 2015. The Company assessed qualitative factors to determine whether the existence of events and circumstances indicated that it is more likely than not that the indefinite-lived intangible asset is impaired, and determined no factors indicated an impairment. During the first quarter of 2016, the Company recorded a goodwill impairment loss of $142,000 relating to the winding down of an immaterial subsidiary.
Stock-based Compensation

We recognize expense in the income statement for the grant-date fair value of stock options and restricted shares as equity-based forms of compensation issued to employees over the employees' requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09. Multiple ASUs and interpretative guidance have been issued in connection with ASU 2014-09. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions to determine the potential impact the new standard will have on the Company's consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides guidance on the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company does not expect a material impact of this ASU on the Company's consolidated financial statements.

Results of Operations

Overview

For the three months ended September 30, 2016, net earnings available to common shareholders were $61.8 million, or $0.28 per diluted common share, as compared to net earnings available to common shareholders of $57.5 million, or $0.26 per diluted common share, for the three months ended September 30, 2015. For the nine months ended September 30, 2016, net earnings available to common shareholders were $163.6 million, or $0.74 per diluted common share, as compared to net earnings available to common shareholders of $159.3 million, or $0.72 per diluted common share, for the nine months ended September 30, 2015. The increase in net earnings for the three months ended September 30, 2016 compared to the same period of the prior year was principally attributable to an increase in non-interest income, primarily related to residential mortgage banking revenue. The increase in net earnings for the nine months ended September 30, 2016 compared to the same period of the prior year was principally attributable to a decline in non-interest expense, primarily related to decreases in merger expenses; partially offset by a decrease in net interest income.

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

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the three and nine months ended September 30, 2016 and 2015:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings

(in thousands, except per share data)	Three Months Ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings available to common shareholders	$61,778	$57,523	$163,573	$159,259
Adjustments:
Loss from change in fair value of MSR asset	7,826	10,103	42,391	20,254
Gain on investment securities, net	—	(220)	(858)	(355)
Net loss on junior subordinated debentures carried at fair value	1,590	1,590	4,734	4,717
(Gain) loss from change in fair value of swap derivative	(182)	1,181	3,104	554
Merger related expenses	2,011	5,991	12,095	41,870
Goodwill impairment	—	—	142	—
Exit or disposal costs	1,728	—	3,509	—
Total pre-tax adjustments	$12,973	$18,645	$65,117	$67,040
Income tax effect (1)	(5,188)	(7,458)	(25,990)	(26,816)
Net adjustments	7,785	11,187	39,127	40,224
Operating earnings	$69,563	$68,710	$202,700	$199,483
Per diluted share:
Net earnings available to common shareholders	$0.28	$0.26	$0.74	$0.72
Adjustments:
Loss from change in fair value of MSR asset	0.03	0.04	0.19	0.09
Gain on investment securities, net	—	—	—	—
Net loss on junior subordinated debentures carried at fair value	0.01	0.01	0.02	0.02
Loss from change in fair value of swap derivative	—	0.01	0.01	—
Merger related expenses	0.01	0.02	0.06	0.19
Goodwill impairment	—	—	—	—
Exit or disposal costs	0.01	—	0.02	—
Total pre-tax adjustments	$0.06	$0.08	$0.30	$0.30
Income tax effect (1)	(0.02)	(0.03)	(0.12)	(0.12)
Net adjustments	0.04	0.05	0.18	0.18
Operating earnings	$0.32	0.31	$0.92	$0.90

(1) Income tax effect of operating earnings adjustments at 40% for tax-deductible items.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three and nine months ended September 30, 2016 and 2015. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating earnings as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)	Three Months Ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Returns on average assets:
Net earnings available to common shareholders	1.01%	0.99%	0.91%	0.93%
Operating earnings	1.13%	1.19%	1.13%	1.17%
Returns on average common shareholders' equity:
Net earnings available to common shareholders	6.28%	5.97%	5.61%	5.59%
Operating earnings	7.08%	7.13%	6.95%	7.00%
Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	11.79%	11.51%	10.59%	10.81%
Operating earnings	13.28%	13.74%	13.12%	13.54%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$3,911,323	$3,822,201	$3,893,218	$3,811,380
Less: average goodwill and other intangible assets, net	(1,827,405)	(1,838,740)	(1,829,611)	(1,840,874)
Average tangible common shareholders' equity	$2,083,918	$1,983,461	$2,063,607	$1,970,506

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of September 30, 2016 and December 31, 2015:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	September 30,	December 31,
	2016	2015
Total shareholders' equity	$3,920,208	$3,849,334
Subtract:
Goodwill	1,787,651	1,787,793
Other intangible assets, net	38,753	45,508
Tangible common shareholders' equity	$2,093,804	$2,016,033
Total assets	$24,744,214	$23,406,381
Subtract:
Goodwill	1,787,651	1,787,793
Other intangible assets, net	38,753	45,508
Tangible assets	$22,917,810	$21,573,080
Tangible common equity ratio	9.14%	9.35%

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

Net Interest Income

Net interest income is the largest source of our income. Net interest income for the three months ended September 30, 2016 was $209.9 million, a decrease of $9.3 million, compared to the same period in 2015. Net interest income for the nine months ended September 30, 2016 was $636.8 million, a decrease of $15.0 million, compared to the same period in 2015. The decrease in net interest income for the three and nine months ended September 30, 2016, as compared to the same periods in 2015 is primarily attributable to lower average yields on interest-earning assets, specifically within the loan and lease portfolio. The decrease also reflects a higher average cost of funds, primarily driven by an increase in the cost of time deposits due to the utilization of longer-term maturities which typically carry a high rate paid, as well as an increase in the interest expense on junior subordinated debentures.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.95% for the three months ended September 30, 2016, a decrease of 48 basis points as compared to the same period in 2015.  The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.12% for the nine months ended September 30, 2016, a decrease of 35 basis points as compared to the same period in 2015.

The decreases in the net interest margin for both periods is the result of decreased yields on earning assets, most notably the yield on loans and leases decreased by 55 basis points for the three months ended September 30, 2016 as compared to the same period in 2015, and decreased 56 basis points for the nine months ended September 30, 2016 as compared to 2015. The decrease reflects the lower level of accretion of the credit discount recorded on loans acquired as well as lower average yields on interest-earning assets resulting from the continued low interest rate environment.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2016 and 2015:

Average Rates and Balances

(dollars in thousands)	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$481,740	$4,567	3.79%	$357,905	$3,671	4.10%
Loans and leases (1)	17,400,657	207,470	4.75%	16,155,395	215,304	5.30%
Taxable securities	2,265,883	11,111	1.96%	2,276,698	11,994	2.11%
Non-taxable securities (2)	283,818	3,317	4.68%	307,960	3,642	4.73%
Temporary investments and interest-bearing cash	874,410	1,090	0.50%	693,114	440	0.25%
Total interest-earning assets	21,306,508	227,555	4.26%	19,791,072	235,051	4.73%
Allowance for loan and lease losses	(131,880)			(129,894)
Other assets	3,248,358			3,285,286
Total assets	$24,422,986			$22,946,464
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,201,826	$585	0.11%	$2,080,245	$610	0.12%
Money market deposits	6,812,445	2,504	0.15%	6,459,037	2,385	0.15%
Savings deposits	1,280,640	148	0.05%	1,090,220	146	0.05%
Time deposits	2,542,076	5,762	0.90%	2,596,189	4,309	0.66%
Total interest-bearing deposits	12,836,987	8,999	0.28%	12,225,691	7,450	0.24%
Repurchase agreements	347,193	32	0.04%	329,375	43	0.05%
Term debt	902,847	3,558	1.57%	889,742	3,629	1.62%
Junior subordinated debentures	359,660	3,938	4.36%	353,542	3,465	3.89%
Total interest-bearing liabilities	14,446,687	16,527	0.46%	13,798,350	14,587	0.42%
Non-interest-bearing deposits	5,766,022			5,108,430
Other liabilities	298,954			217,483
Total liabilities	20,511,663			19,124,263
Common equity	3,911,323			3,822,201
Total liabilities and shareholders' equity	$24,422,986			$22,946,464
NET INTEREST INCOME		$211,028			$220,464
NET INTEREST SPREAD			3.80%			4.31%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.26%			4.73%
INTEREST EXPENSE TO EARNING ASSETS			0.31%			0.30%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.95%			4.43%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.1 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively.

(dollars in thousands)	Nine months ended			Nine months ended
	September 30, 2016			September 30, 2015
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$394,797	$11,430	3.86%	$333,135	$9,202	3.68%
Loans and leases (1)	17,215,000	628,825	4.88%	15,743,801	640,791	5.44%
Taxable securities	2,294,054	36,860	2.14%	2,269,474	35,570	2.09%
Non-taxable securities (2)	283,914	10,036	4.71%	313,462	11,088	4.72%
Temporary investments and interest bearing cash	583,056	2,222	0.51%	957,210	1,814	0.25%
Total interest-earning assets	20,770,821	689,373	4.43%	19,617,082	698,465	4.76%
Allowance for loan and lease losses	(131,969)			(123,671)
Other assets	3,274,594			3,314,229
Total assets	$23,913,446			$22,807,640
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,175,016	$1,800	0.11%	$2,072,614	$1,328	0.09%
Money market deposits	6,723,247	7,926	0.16%	6,331,888	6,979	0.15%
Savings deposits	1,227,309	437	0.05%	1,043,580	873	0.11%
Time deposits	2,505,992	15,789	0.84%	2,782,492	12,754	0.61%
Total interest-bearing deposits	12,631,564	25,952	0.27%	12,230,574	21,934	0.24%
Repurchase agreements	335,132	100	0.04%	321,761	134	0.06%
Term debt	900,137	11,592	1.72%	935,752	10,585	1.51%
Junior subordinated debentures	358,216	11,500	4.29%	352,102	10,208	3.88%
Total interest-bearing liabilities	14,225,049	49,144	0.46%	13,840,189	42,861	0.41%
Non-interest-bearing deposits	5,508,255			4,924,356
Other liabilities	286,924			231,715
Total liabilities	20,020,228			18,996,260
Common equity	3,893,218			3,811,380
Total liabilities and shareholders' equity	$23,913,446			$22,807,640
NET INTEREST INCOME		$640,229			$655,604
NET INTEREST SPREAD			3.97%			4.35%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.43%			4.76%
INTEREST EXPENSE TO EARNING ASSETS			0.31%			0.29%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.12%			4.47%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $3.4 million and $3.8 million for the nine months ended September 30, 2016 and 2015, respectively.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and nine months ended September 30, 2016 as compared to the same periods in 2015. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)	Three Months Ended September 30,
	2016 compared to 2015
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$1,198	$(302)	$896
Loans and leases	15,859	(23,693)	(7,834)
Taxable securities	(57)	(826)	(883)
Non-taxable securities (1)	(284)	(41)	(325)
Temporary investments and interest bearing cash	139	511	650
Total (1)	16,855	(24,351)	(7,496)
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	35	(60)	(25)
Money market deposits	130	(11)	119
Savings deposits	23	(21)	2
Time deposits	(92)	1,545	1,453
Repurchase agreements	2	(13)	(11)
Term debt	52	(123)	(71)
Junior subordinated debentures	61	412	473
Total	211	1,729	1,940
Net increase in net interest income (1)	$16,644	$(26,080)	$(9,436)

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

(in thousands)	Nine months ended September 30,
	2016 compared to 2015
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$1,765	$463	$2,228
Loans and leases	56,952	(68,918)	(11,966)
Taxable securities	388	902	1,290
Non-taxable securities (1)	(1,042)	(10)	(1,052)
Temporary investments and interest bearing cash	(909)	1,317	408
Total (1)	57,154	(66,246)	(9,092)
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	69	403	472
Money market	445	502	947
Savings	133	(569)	(436)
Time deposits	(1,367)	4,402	3,035
Repurchase agreements	6	(40)	(34)
Term debt	(415)	1,422	1,007
Junior subordinated debentures	180	1,112	1,292
Total	(949)	7,232	6,283
Net increase in net interest income (1)	$58,103	$(73,478)	$(15,375)

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $13.1 million and $28.5 million for the three and nine months ended September 30, 2016, as compared to $8.2 million and $32.0 million for the same periods in 2015.  As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three and nine months ended September 30, 2016 was 0.30% and 0.22%, as compared to 0.20% and 0.27% in the same periods in 2015.

The increase for the three months ended September 30, 2016 as compared to the same prior year period is primarily related to strong growth in the commercial portfolio, as well as the leasing and equipment finance portfolio, in addition to an increase in net charge-offs. Net charge-offs on loans were $10.4 million for the three months ended September 30, 2016, or 0.24% of average loans and leases (annualized), as compared to net charge-offs of $5.1 million, or 0.13% of average loans and leases (annualized), for the three months ended September 30, 2015. For the third quarter of 2016, $505,000 of the provision for loan and lease losses related to previously acquired loans that were not purchased credit impaired. For the third quarter of 2015, $544,000 of the provision for loan and lease losses related to previously acquired loans that were not purchased credit impaired.

The decrease for the nine months ended September 30, 2016 compared to the same prior year period is principally attributable to improving credit quality of certain segments, offset by the increase in the loan portfolio as well as increased charge-offs. Net charge-offs on loans were $25.1 million for the nine months ended September 30, 2016, or 0.20% of average loans and leases (annualized), as compared to net charge-offs of $18.1 million or 0.15% of average loans and leases (annualized), for the nine months ended September 30, 2015. The economy in the Pacific Northwest has improved causing the risk ratings of many of our borrowers to improve as well as the value of the underlying collateral for real estate collateral loans to improve over past quarters.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral-dependent loans.  Therefore, the non-accrual loans of $27.8 million as of September 30, 2016 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended September 30, 2016 was $80.7 million, an increase of $19.3 million, or 32%, as compared to the same period in 2015. Non-interest income for the nine months ended September 30, 2016 was $201.3 million, a decrease of $5.1 million, or 2%, as compared to the same period in 2015. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2016 and 2015:

Non-Interest Income

(in thousands)	Three Months Ended				Nine months ended
	September 30,				September 30,
			Change	Change			Change	Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Service charges on deposits	$15,762	$15,616	$146	1%	$45,945	$44,701	$1,244	3%
Brokerage revenue	4,129	5,003	(874)	(17)%	12,803	14,420	(1,617)	(11)%
Residential mortgage banking revenue, net	47,206	24,041	23,165	96%	99,415	92,282	7,133	8%
Gain on investment securities, net	—	220	(220)	(100)%	858	355	503	142%
Gain on loan sales, net	1,285	5,212	(3,927)	(75)%	9,296	20,651	(11,355)	(55)%
Loss on junior subordinated debentures carried at fair value	(1,590)	(1,590)	—	—%	(4,734)	(4,717)	(17)	—%
BOLI income	2,116	2,165	(49)	(2)%	6,407	6,510	(103)	(2)%
Other income	11,802	10,705	1,097	10%	31,330	32,177	(847)	(3)%
Total	$80,710	$61,372	$19,338	32%	$201,320	$206,379	$(5,059)	(2)%

Residential mortgage banking revenue increased for the three and nine months ended September 30, 2016 as compared to the same periods of 2015 due to higher revenue from the origination and sale of residential mortgages and servicing income. Closed for-sale mortgage volume for the three and nine months ended September 30, 2016 was $1.1 billion and $2.9 billion, compared to $843.7 million and $2.7 billion for the three and nine months ended September 30, 2015. This increase in revenue was partially offset by an increase in negative fair value adjustments to the MSR asset for the nine months ended September 30, 2016, driven by a decline in long-term interest rates during the periods, and its impact on the prepayment speed assumption for the MSR asset.

The gain on loan sales for the three and nine months ended September 30, 2016 decreased by $3.9 million and $11.4 million due to the mix of loans sold during the periods.

Other income for the three and nine months ended September 30, 2016 compared to the same period in the prior year increased by $1.1 million and decreased by $847,000, respectively. The three month increase was primarily related to the change in the fair value of debt capital market swap derivatives which increased by $1.4 million, from a loss of $1.2 million at September 30, 2015 to a gain of $182,000 at September 30, 2016. The decrease for the nine months ended September 30, 2016 compared to the same period in the prior year was primarily due to the change in the fair value of debt capital market swap derivatives, which decreased by $2.5 million.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2016 was $181.2 million, a decrease of $2.0 million, or 1% as compared to the same period in 2015. Non-interest expense for the nine months ended September 30, 2016 was $553.7 million, a decrease of $24.0 million, or 4% as compared to the same period in 2015. The following table presents the key elements of non-interest expense for the three and nine months ended September 30, 2016 and 2015:

Non-Interest Expense

(in thousands)	Three Months Ended				Nine months ended
	September 30,				September 30,
			Change	Change			Change	Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Salaries and employee benefits	$105,341	$106,482	$(1,141)	(1)%	$319,424	$324,733	$(5,309)	(2)%
Occupancy and equipment, net	38,181	37,235	946	3%	114,326	104,253	10,073	10%
Communications	5,107	4,443	664	15%	15,966	15,131	835	6%
Marketing	2,124	2,846	(722)	(25)%	7,978	7,920	58	1%
Services	9,983	10,389	(406)	(4)%	32,183	35,382	(3,199)	(9)%
FDIC assessments	4,109	3,369	740	22%	11,523	9,738	1,785	18%
(Gain) loss on other real estate owned, net	(14)	(158)	144	(91)%	(82)	2,136	(2,218)	(104)%
Intangible amortization	1,867	2,806	(939)	(33)%	6,755	8,419	(1,664)	(20)%
Merger related expenses	2,011	5,991	(3,980)	(66)%	12,095	41,870	(29,775)	(71)%
Goodwill impairment	—	—	—	—%	142	—	142	nm
Other expenses	12,478	9,791	2,687	27%	33,377	28,149	5,228	19%
Total	$181,187	$183,194	$(2,007)	(1)%	$553,687	$577,731	$(24,044)	(4)%
nm = Not Meaningful

Salaries and employee benefits costs decreased by $1.1 million in the three months ended September 30, 2016, as compared to the same period prior year. Salaries and employee benefits costs decreased by $5.3 million in the nine months ended September 30, 2016, as compared to the same period prior year. The decrease for the three and nine months ended is primarily related to decreased employee stock-based compensation, as well as declines in certain employee benefits and commissions.

Net occupancy and equipment expense increased by $946,000 for the three months ended September 30, 2016, and increased by $10.1 million in the nine months ended September 30, 2016, as compared to the same periods in the prior year. The increase is primarily as a result of additional maintenance contracts related to certain infrastucture system contracts, following conversions over the past two years.

Services decreased by $406,000 and $3.2 million for the three and nine months ended September 30, 2016, respectively as compared to the same periods in the prior year. The decrease is primarily due to decreased fees for hosting services related to the system conversions.

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

The following table provides a breakout of Merger related expense for the three and nine months ended September 30, 2016 and 2015.

(in thousands)	Three Months Ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Legal and professional	$1,566	$2,238	$5,086	$19,977
Premises and Equipment	230	1,473	4,660	6,738
Personnel	139	2,665	1,396	10,395
Communication	23	548	290	1,980
Other	53	(933)	663	2,780
Total merger related expense	$2,011	$5,991	$12,095	$41,870

Other non-interest expense increased by $2.7 million and $5.2 million for the three and nine months ended September 30, 2016, respectively as compared to the same periods in the prior year. The increase is primarily due to exit or disposal costs of $1.7 million and $3.5 million for the three and nine months ended September 30, 2016, respectively, which relates to the store consolidations that occurred during the second and third quarters of 2016.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three and nine months ended September 30, 2016 was 35.8% and 36.0%, as compared to 35.4% and 35.8% for the three and nine months ended September 30, 2015. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 5.2% (net of the federal tax benefit) principally because of the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Trading securities were $10.9 million at September 30, 2016, up from $9.6 million at December 31, 2015.

Investment securities available for sale were $2.5 billion as of September 30, 2016 and December 31, 2015.  The consistent balance was due to $443.1 million of purchases and a $31.4 million increase to the unrealized gain on investments, offset by sales and paydowns of $461.3 million.

Investment securities held to maturity were $4.3 million as of September 30, 2016, as compared to $4.6 million at December 31, 2015. The change primarily related to paydowns and maturities of investment securities held to maturity of $389,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of September 30, 2016 and December 31, 2015:

Investment Securities Composition

(dollars in thousands)	Investment Securities Available for Sale
	September 30, 2016		December 31, 2015
	Fair Value	%	Fair Value	%
Obligations of states and political subdivisions	$303,369	12%	$313,117	12%
Residential mortgage-backed securities and collateralized mortgage obligations	2,214,634	88%	2,207,420	88%
Investments in mutual funds and other equity securities	2,034	—%	2,002	—%
Total	$2,520,037	100%	$2,522,539	100%

(dollars in thousands)	Investment Securities Held to Maturity
	September 30, 2016		December 31, 2015
	Amortized		Amortized
	Cost	%	Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$4,302	100%	$4,609	100%
Total	$4,302	100%	$4,609	100%

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

Gross unrealized losses in the available for sale investment portfolio were $4.5 million at September 30, 2016.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $4.1 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

Restricted Equity Securities

Restricted equity securities were $47.5 million at September 30, 2016 and $46.9 million at December 31, 2015 with the increase attributable to purchases of FHLB stock during the nine months ended September 30, 2016. Of the $47.5 million at September 30, 2016, $46.1 million represented the Bank's investment in the FHLBs of Des Moines and San Francisco. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.
Loans and Leases

Loans and Leases, net

Total loans and leases outstanding at September 30, 2016 were $17.4 billion, an increase of $525.5 million as compared to year-end 2015. The increase included net new loan and lease originations of $1.2 billion, partially offset by loans sold of $420.7 million, charge-offs of $33.6 million, transfers to loans held for sale of $265.7 million, and transfers to other real estate owned of $5.4 million during the period.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of September 30, 2016 and December 31, 2015.

Loan and Lease Concentrations

(dollars in thousands)	September 30, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,280,660	18.9%	$3,226,836	19.1%
Owner occupied term, net	2,573,942	14.8%	2,582,874	15.3%
Multifamily, net	2,968,019	17.1%	3,151,516	18.7%
Construction & development, net	388,934	2.2%	271,119	1.6%
Residential development, net	127,447	0.7%	99,459	0.7%
Commercial
Term, net	1,480,173	8.5%	1,408,676	8.4%
LOC & other, net	1,142,946	6.6%	1,036,733	6.1%
Leases and equipment finance, net	927,857	5.3%	729,161	4.3%
Residential
Mortgage, net	2,868,337	16.5%	2,909,306	17.2%
Home equity loans & lines, net	1,008,219	5.8%	923,667	5.5%
Consumer & other, net	625,517	3.6%	527,189	3.1%
Total, net of deferred fees and costs	$17,392,051	100.0%	$16,866,536	100.0%

Asset Quality and Non-Performing Assets

Non-Performing Assets

The following table summarizes our non-performing assets and restructured loans as of September 30, 2016 and December 31, 2015:

(in thousands)	September 30,	December 31,
	2016	2015
Loans and leases on non-accrual status	$27,791	$29,215
Loans and leases past due 90 days or more and accruing (1)	26,189	15,169
Total non-performing loans and leases	53,980	44,384
Other real estate owned	8,309	22,307
Total non-performing assets	$62,289	$66,691
Restructured loans (2)	$36,645	$31,355
Allowance for loan and lease losses	$133,692	$130,322
Reserve for unfunded commitments	3,536	3,574
Allowance for credit losses	$137,228	$133,896
Asset quality ratios:
Non-performing assets to total assets	0.25%	0.28%
Non-performing loans and leases to total loans and leases	0.31%	0.26%
Allowance for loan and leases losses to total loans and leases	0.77%	0.77%
Allowance for credit losses to total loans and leases	0.79%	0.79%
Allowance for credit losses to total non-performing loans and leases	254%	302%

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $7.3 million and $19.2 million at September 30, 2016 and December 31, 2015, respectively.

(2)	Represents accruing restructured loans performing according to their restructured terms.

The purchased non-credit impaired loans had remaining credit discount that is expected to accrete into interest income over the life of the loans of $50.3 million and $72.8 million, as of September 30, 2016 and December 31, 2015, respectively. The purchased credit impaired loan pools had remaining discount of $34.5 million and $68.0 million, as of September 30, 2016 and December 31, 2015, respectively.

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

The Bank has written down impaired, non-accrual loans as of September 30, 2016 to their estimated net realizable value and expects resolution with no additional material loss, absent further decline in market prices. The following table summarizes our non-performing loans and leases by loan type as of September 30, 2016 and December 31, 2015:

Non-Performing Loans by Type

(in thousands)	September 30,	December 31,
	2016	2015
Commercial real estate
Non-owner occupied term, net	$1,416	$2,770
Owner occupied term, net	3,306	6,351
Multifamily, net	995	—
Commercial
Term, net	10,706	15,185
LOC & other, net	4,034	672
Leases and equipment finance, net	9,219	5,623
Residential
Mortgage, net (1)	22,164	10,057
Home equity loans & lines, net	1,641	3,080
Consumer & other, net	499	646
Total	$53,980	$44,384

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $7.3 million and $19.2 million at September 30, 2016 and December 31, 2015, respectively.

The Company has performed, and will continue to perform, extensive reviews of our permanent commercial real estate portfolio, including stress testing.  We perform reviews on both our non-owner and owner occupied credits to verify status, to ensure the accuracy of risk ratings, and to develop proactive action plans with borrowers on projects where debt service coverage has dropped below the Bank's benchmark.  There can be no assurance that any further declines in economic conditions, such as potential increases in retail or office vacancy rates, will exceed the projected assumptions utilized in the stress testing and may result in additional non-performing loans in the future.

Restructured Loans

At September 30, 2016 and December 31, 2015, impaired loans of $36.6 million and $31.4 million, respectively, were classified as performing restructured loans.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent principally the only impaired loans accruing interest at September 30, 2016.  In order for a restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $133.7 million at September 30, 2016, an increase of $3.4 million from $130.3 million at December 31, 2015. The following table shows the activity in the ALLL for the three and nine months ended September 30, 2016 and 2015:

Allowance for Loan and Lease Losses

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance, beginning of period	$131,042	$127,071	$130,322	$116,167
Charge-offs	(13,088)	(8,476)	(33,620)	(28,463)
Recoveries	2,647	3,385	8,487	10,385
Net charge-offs	(10,441)	(5,091)	(25,133)	(18,078)
Provision for loan and lease losses	13,091	8,153	28,503	32,044
Balance, end of period	$133,692	$130,133	$133,692	$130,133
As a percentage of average loans and leases (annualized):
Net charge-offs	0.24%	0.13%	0.20%	0.15%
Provision for loan and lease losses	0.30%	0.20%	0.22%	0.27%
Recoveries as a percentage of charge-offs	20.22%	39.94%	25.24%	36.49%

The increase in allowance for loan and lease losses as of September 30, 2016 compared to the same period of the prior year was primarily the result of growth in our loan and lease portfolios, partially offset by higher net charge-offs during the periods. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans in each category to total loans and leases as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	September 30, 2016		December 31, 2015
	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$47,302	53.7%	$54,293	55.4%
Commercial	57,412	20.4%	47,487	18.8%
Residential	19,994	22.3%	22,017	22.7%
Consumer & other	8,984	3.6%	6,525	3.1%
Allowance for loan and lease losses	$133,692		$130,322

At September 30, 2016, the recorded investment in loans classified as impaired totaled $62.5 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $2.4 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2015, the total recorded investment in impaired loans was $52.1 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $788,000.

The following table presents a summary of activity in the RUC:

Summary of Reserve for Unfunded Commitments Activity

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance, beginning of period	$3,531	$2,864	$3,574	$3,539
Net change to other expense	5	217	(38)	(458)
Balance, end of period	$3,536	$3,081	$3,536	$3,081

We believe that the ALLL and RUC at September 30, 2016 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Residential Mortgage Servicing Rights

The following table presents the key elements of our residential mortgage servicing rights portfolio for the three and nine months ended September 30, 2016 and 2015:

Summary of Residential Mortgage Servicing Rights

(in thousands)	Three Months Ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance, beginning of period	$112,095	$127,206	$131,817	$117,259
Additions for new MSR capitalized	10,177	7,711	25,020	27,812
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(5,386)	(6,794)	(22,473)	(5,860)
Other(2)	(2,440)	(3,309)	(19,918)	(14,397)
Balance, end of period	$114,446	$124,814	$114,446	$124,814

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential serviced loan portfolio as of September 30, 2016 and December 31, 2015 was as follows:

(dollars in thousands)	September 30, 2016	December 31, 2015
Balance of loans serviced for others	$13,880,660	$13,047,266
MSR as a percentage of serviced loans	0.82%	1.01%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangibles Assets

At September 30, 2016 and December 31, 2015, we had goodwill of $1.8 billion.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. For the nine months ended September 30, 2016, goodwill impairment losses of $142,000 were recognized related to a small subsidiary that is winding down operations. There were no goodwill impairment losses recognized during the year ended December 31, 2015.

At September 30, 2016, we had other intangible assets of $38.8 million, as compared to $45.5 million at December 31, 2015.   As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which include all deposits except certificates of deposit, are recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. The decrease from December 31, 2015 relates to the amortization of the other intangible assets of $6.8 million for the nine months ended September 30, 2016.

Deposits

Total deposits were $18.9 billion at September 30, 2016, an increase of $1.2 billion, as compared to December 31, 2015. The increase is attributable to growth in all deposit categories, but primarily non-interest bearing demand and money market accounts. The growth reflects initatives across the organization to focus on core deposit gathering.

The following table presents the deposit balances by major category as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	September 30, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
Non-interest bearing demand	$5,993,793	31%	$5,318,591	30%
Interest bearing demand	2,218,782	12%	2,157,376	12%
Money market	6,841,700	36%	6,599,516	37%
Savings	1,303,816	7%	1,136,809	6%
Time, $100,000 or greater	1,661,117	9%	1,604,446	9%
Time, less than $100,000	899,572	5%	890,451	6%
Total	$18,918,780	100%	$17,707,189	100%

At September 30, 2016 and December 31, 2015, the Company's brokered deposits, including Certificate of Deposit Account Registry Service ("CDARS"), totaled $1.1 billion and $758.9 million, respectively.

Borrowings

At September 30, 2016, the Bank had outstanding $309.5 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $902.7 million at September 30, 2016. Term debt outstanding as of September 30, 2016 increased $13.9 million since December 31, 2015. Advances from the FHLB amounted to $902.2 million of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed interest rates ranging from 0.79% to 7.10% and mature in 2016 through 2033.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $361.1 million and $356.7 million at September 30, 2016 and December 31, 2015, respectively.  The increase is due to the change in fair value for the junior subordinated debentures selected to be carried at fair value. As of September 30, 2016, the majority of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures increased for the three and nine months ended September 30, 2016, compared to the same periods in 2015, primarily resulting from increases in the LIBOR rate during the period.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 8% of total deposits at September 30, 2016 and 11% of total deposits at December 31, 2015. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $5.9 billion at September 30, 2016, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $366.1 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at September 30, 2016. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $125.5 million of dividends paid by the Bank to the Company in the nine months ended September 30, 2016.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures. As of September 30, 2016, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $387.1 million during the nine months ended September 30, 2016, with the difference between cash provided by operating activities and net income largely consisting of originations of loans held for sale of $2.9 billion, offset by proceeds from the sale of loans held for sale of $3.1 billion.  This compares to net cash provided by operating activities of $217.8 million during the nine months ended September 30, 2015, with the difference between cash provided by operating activities and net income largely consisting of originations of loans held for sale of $2.7 billion, offset by proceeds from the sale of loans held for sale of $2.7 billion.

Net cash of $808.6 million used in investing activities during the nine months ended September 30, 2016 consisted principally of net loan originations of $1.2 billion and purchases of investment securities available for sale of $443.1 million, offset by proceeds from investment securities available for sale of $461.3 million and proceeds from sale of loans and leases of $430.0 million.   This compares to net cash of $1.2 billion used in investing activities during the nine months ended September 30, 2015, which consisted principally of net loan originations of $1.3 billion and purchases of investment securities available for sale of $707.0 million, partially offset by proceeds from investment securities available for sale of $508.4 million and proceeds from the sale of loans and leases of $246.1 million.

Net cash of $1.1 billion provided by financing activities during the nine months ended September 30, 2016 primarily consisted of $1.2 billion increase in net deposits and proceeds from term debt borrowings of $490.0 million, offset by $475.0 million repayment of term debt and the dividends paid on common stock of $105.8 million. This compares to net cash of $362.2 million provided by financing activities during the nine months ended September 30, 2015, which consisted primarily of $579.0 million increase in net deposits, offset by $115.0 million repayment of term debt and $99.3 million in dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2016, it is possible that our deposit growth for 2016 may not be maintained at the levels experienced in the nine months ended September 30, 2016.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at September 30, 2016 was $3.9 billion, an increase of $70.9 million from December 31, 2015. The increase in shareholders' equity during the nine months ended September 30, 2016 was principally due to net income for the period and other comprehensive income, net of tax, offset by declared common dividends.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of Basel III at September 30, 2016 and December 31, 2015:

(dollars in thousands)			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,667,327	14.51%	$1,470,651	8.00%	$1,838,314	10.00%
Umpqua Bank	$2,490,460	13.56%	$1,469,664	8.00%	$1,837,080	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,068,949	11.25%	$1,102,988	6.00%	$1,470,651	8.00%
Umpqua Bank	$2,353,321	12.81%	$1,102,248	6.00%	$1,469,664	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,068,949	11.25%	$827,241	4.50%	$1,194,904	6.50%
Umpqua Bank	$2,353,321	12.81%	$826,686	4.50%	$1,194,102	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,068,949	9.17%	$902,850	4.00%	$1,128,562	5.00%
Umpqua Bank	$2,353,321	10.42%	$903,264	4.00%	$1,129,080	5.00%
As of December 31, 2015
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,553,161	14.34%	$1,424,127	8.00%	$1,780,159	10.00%
Umpqua Bank	$2,368,213	13.32%	$1,422,495	8.00%	$1,778,118	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,073,402	11.65%	$1,068,096	6.00%	$1,424,127	8.00%
Umpqua Bank	$2,234,458	12.57%	$1,066,871	6.00%	$1,422,495	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,020,814	11.35%	$801,072	4.50%	$1,157,104	6.50%
Umpqua Bank	$2,234,458	12.57%	$800,153	4.50%	$1,155,777	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,073,402	9.73%	$852,091	4.00%	$1,065,114	5.00%
Umpqua Bank	$2,234,458	10.50%	$851,554	4.00%	$1,064,443	5.00%

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

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2016 and 2015:

Cash Dividends and Payout Ratios per Common Share

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Dividend declared per common share	$0.16	$0.16	$0.48	$0.46
Dividend payout ratio	57%	62%	65%	64%

As of September 30, 2016, a total of 10.9 million shares are available for repurchase under the Company's current share repurchase plan. During the nine months ended September 30, 2016 the Company repurchased 560,000 shares under this plan. The Board of Directors approved an extension of the repurchase plan to 2017. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of September 30, 2016.

No change in our internal controls occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2016:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
7/1/16-7/31/16	326,754	$15.23	325,000	10,882,429
8/1/16-8/31/16	—	$—	—	10,882,429
9/1/16-9/30/16	53	$15.17	—	10,882,429
Total for quarter	326,807	$15.23	325,000

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 192 shares to be issued upon vesting of restricted stock awards and 1,615 shares to be issued upon vesting of restricted stock units to pay withholding taxes.  During the three months ended September 30, 2016, 325,000 shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to

15 million shares.  The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2017.  As of September 30, 2016, a total of 10.9 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	November 3, 2016	/s/ Raymond P. Davis
Raymond P. Davis President and Chief Executive Officer

Dated	November 3, 2016	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	November 3, 2016	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit #	Description
3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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