Form 10-K
period 2016-12-31
UMPQUA HOLDINGS CORP
filed 2017-02-23
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended: December 31, 2016

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

(503) 727-4100
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

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
[  ]   Yes   [X]   No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2016, based on the closing price on that date of $15.47 per share, and 218,945,453 shares held was $3,387,086,158.

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:
The number of shares of the Registrant's common stock (no par value) outstanding as of January 31, 2017 was 220,247,016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders of Umpqua Holdings Corporation ("Proxy Statement") are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "could," "may," "anticipates," "expects," "believes," "estimates" and "intends" and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds and liquidity; availability of acquisition and growth opportunities; dividends; adequacy of our allowance for loan and lease losses, reserve for unfunded commitments and provision for loan and lease losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent chargeoffs; resolution of non-accrual loans; litigation; Pivotus Ventures, Inc.; junior subordinated debentures; and the impact of Basel III on our capital. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission ("SEC"), Item 1A of this Annual Report on Form 10-K, and the following:

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

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and other new legislation on the Company's business operations, including our compliance costs, interest expense, and revenue;

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
Umpqua Investments is a registered broker-dealer and registered investment advisor with offices in Oregon, Washington, and California, and also offers products and services through Umpqua Bank stores. The firm is one of the oldest investment companies in the Northwest and is actively engaged in the communities it serves. Umpqua Investments offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, and money market instruments), mutual funds, annuities, options, retirement planning, advisory account services, goals based planning and insurance.
In 2014, the Company completed its merger with Sterling, and the combined company's banking operations joined together under the Umpqua Bank name and brand.
In 2015, we formed Pivotus Ventures, Inc. as a subsidiary of Umpqua Holdings Corporation.  Pivotus will use a startup dynamic and collaboration with other institutions to validate, develop, and test new bank platforms that could have a significant impact on the experience and economics of banking. We believe the collaborative model will enhance Pivotus's ability to imagine and develop disruptive technologies, test them with a broad range of customers, and deliver them at scale.

Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes regular examinations by these regulatory agencies.

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

In 2016, a new flagship store was opened in downtown Spokane, Washington, replacing an older store with a traditional bank setup.
Focus on Customer Experience. At every level of the Company, from the Board of Directors to our newest associates, and across all customer service delivery channels, we are focused on delivering an extraordinary customer experience. It's an integral part of our culture, and we believe we are among the first banks to introduce a measurable quality service program. Under our Return on Quality or ROQ program, the performance of each sales associate and store is evaluated based on specific measurable factors, including reports by incognito "mystery shoppers" and customer surveys. Based on scores achieved, Umpqua's ROQ program rewards both individual sales associates and store teams with financial incentives. Through such programs, we are able to measure the quality of the experience provided to our customers and maintain employee focus on quality customer service.
Establish Strong Brand Awareness. As a financial services provider, we devote considerable resources to developing the "Umpqua Bank" brand. This is done through design strategy, marketing, merchandising, and delivery through our customer-facing channels, as well as through active public relations, social media and community based events and initiatives. From Bank-branded bags of custom roasted coffee beans and Umpqua-branded ice cream trucks, to educational seminars, in-store events and social giving campaigns, Umpqua's goal is to engage our customers and communities in fresh and engaging ways. The unique look and feel of our stores and interactive displays help demonstrate our commitment to being an innovative, customer-friendly provider of financial products and services, and our active community engagement and investments stand out with commercial customers. Our brand activation approach is based on actions, not just advertising, and builds strong consumer awareness of our products and services.
Use Technology to Retain and Expand Customer Base. As consumer preferences evolve with technological changes, our strategy remains consistent: deliver an extraordinary experience across all customer touchpoints. As a result, we continue to expand user-friendly, technology-based systems that reflect and complement the distinct customer experience the company is known for. We believe this positions Umpqua well to adapt quickly as customer use of physical and digital channels evolves. We offer technology-based services including remote deposit capture, online banking, bill pay and treasury services, mobile banking, voice response banking, automatic payroll deposit programs, advanced function ATMs, interactive product kiosks, and our web site. We believe the combination of physical and electronic banking services enhances our ability to attract a broader range of customers and wrap our value proposition across all channels.
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
In April 2014 we completed the largest acquisition in Umpqua's history, merging with Sterling Financial Corporation. The Sterling acquisition was a strategic opportunity to enhance shareholder value through a transformative business combination. It allowed us to accelerate significantly our objective of creating something unique in the financial services industry: an organization that offers the products and expertise of a large bank but delivers them with the personal service and commitment of a community bank. As the landscape of the financial services industry is being reshaped by technological advances and the introduction of new digital customer delivery channels and technology-driven products and services, we believe the alignment of our physical and digital customer delivery channels is crucial in creating an exceptional customer experience. By doing so, we believe we can best serve our customers - anytime and anywhere - which will drive stronger growth, better customer retention, and create valuable fee and treasury management opportunities. During 2015, we focused on completing the integration of Sterling and realizing the financial benefits of the merger, as well as growing the combined bank and launching Pivotus Ventures, Inc. During 2016, we focused on expense discipline and adjusting the mix of the loan portfolio, entered new markets, expanded our product offerings, and enhanced the digital experience for our customers.
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

Retail Store Concept. Being in the financial services business, we believe that the physical environment continues to play a critical role both in creating awareness of our brand and franchise, as well as in successfully providing the right products and services to our customers. Using a more retailer-oriented approach, we encourage existing and potential customers to come in to our physical locations. To that end, we've designed our physical locations to display financial services and products in ways that are highly tactile and engaging. Unlike many financial institutions, we encourage all in our communities to visit our stores, where they are greeted by well-trained associates and encouraged to browse our products and services. Our "Next Generation" store model includes features like free wireless, free use of laptop computers, open rooms with refrigerated beverages and innovative product packaging. The stores host a variety of after-hours events, from poetry readings and yoga classes to movie nights and seminars on how to build an art collection.

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

Service Culture. We believe strongly that if we lead with a service culture, we will have more opportunity to provide our products and services and to create deeper customer relationships across all divisions, from retail to mortgage and commercial. Although a successful marketing program will attract customers to visit, a highly tuned service environment and well-trained associates are critical to selling products and services. Umpqua's service culture has become well established throughout the organization due to a clear focus and ongoing training of our associates on all aspects of sales and service. We provide training through our in-house training, known as "The World's Greatest Bank University," to recognize and celebrate exceptional service. This service culture has become iconic in our industry, and is a key element in our ability to attract both talented associates and loyal customers.

Products and Services
We offer an array of traditional and digital financial products to meet the banking needs of our market area and target customers. To ensure the ongoing viability of our product offerings, we regularly examine the desirability and profitability of existing and potential new products. Other avenues through which customers can access our products include our web site, mobile banking app, and our 24-hour telephone voice response system.
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
Private Bank. Umpqua Private Bank serves high net worth individuals and nonprofits, providing investment services. The private bank is designed to augment Umpqua's existing high-touch customer experience, and works collaboratively with the Bank's affiliate Umpqua Investments to offer a comprehensive, integrated approach that meets clients' financial goals, including financial planning, trust services, and investments.

Broker Dealer and Investment Advisory Services. In its combined role as a broker/dealer and a registered investment advisor, Umpqua Investments may provide comprehensive financial planning advice to its clients as well as investment services. This advice can include cash management, risk management (insurance planning/sales), investment planning (including investment advice and/or portfolio checkups), retirement planning (for employees and employers), or estate planning. The broker/dealer side of Umpqua Investments offers a full range of brokerage services including equity and fixed income products, mutual funds, annuities, options and life insurance products. At December 31, 2016, Umpqua Investments had 37 Series 7-licensed financial advisors serving clients at stand-alone retail brokerage offices, as well as "Investment Opportunity Centers" located in select Bank stores.
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
As the industry becomes increasingly oriented toward technology-driven delivery systems, permitting transactions to be conducted on computers, phones, tablets, and other mobile devices, non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in our primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the Bank in relation to its asset and liability management objectives. However, we offer a wide array of deposit products and believe we can compete effectively through rate-driven product promotions. We also compete with full service investment firms for non-bank financial products and services offered by Umpqua Investments.
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

The following tables presents the Bank's market share percentage for total deposits as of June 30, 2016, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial, which compiles deposit data published by the FDIC as of June 30, 2016 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

Oregon
County	Market Share	Market Rank	Number of Stores
Baker	25.9%	2	1
Benton	8.3%	6	2
Clackamas	2.3%	8	4
Columbia	16.6%	3	1
Coos	35.8%	1	5
Curry	44.1%	1	3
Deschutes	7.1%	6	6
Douglas	76.6%	1	9
Grant	21.6%	3	1
Harney	22.3%	3	1
Jackson	18.8%	1	8
Josephine	18.5%	2	5
Klamath	30.0%	1	4
Lake	32.5%	2	1
Lane	16.7%	2	9
Lincoln	7.7%	6	2
Linn	13.0%	4	3
Malheur	23.4%	2	3
Marion	7.5%	6	3
Multnomah	3.3%	7	16
Polk	6.8%	7	1
Tillamook	30.2%	2	2
Umatilla	5.6%	6	2
Union	23.9%	1	2
Wallowa	24.8%	2	1
Washington	6.9%	5	7
Yamhill	2.8%	8	1

Washington
County	Market Share	Market Rank	Number of Stores
Adams	21.5%	3	2
Asotin	16.3%	3	1
Benton	5.5%	8	2
Clallam	4.4%	9	2
Clark	16.3%	3	11
Columbia	24.8%	3	1
Douglas	7.3%	5	1
Franklin	7.2%	6	1
Garfield	53.5%	1	1
Grant	8.0%	7	2
Grays Harbor	9.1%	4	2
King	2.0%	9	23
Kitsap	0.9%	16	1
Kittitas	12.0%	4	2
Klickitat	33.9%	1	2
Lewis	14.6%	2	4
Okanogan	24.5%	2	2
Pierce	4.0%	8	10
Skamania	63.3%	1	1
Snohomish	0.7%	22	2
Spokane	7.2%	7	9
Thurston	3.4%	13	4
Walla Walla	4.0%	5	2
Whatcom	2.5%	12	4
Whitman	8.6%	5	3

California
County	Market Share	Market Rank	Number of Stores
Amador	4.5%	7	1
Butte	2.7%	10	1
Calaveras	26.0%	2	4
Colusa	39.9%	1	2
Contra Costa	0.4%	16	3
El Dorado	6.5%	5	3
Glenn	29.8%	2	2
Humboldt	24.7%	1	7
Lake	16.3%	2	2
Los Angeles	0.0%	74	3
Marin	1.7%	11	3
Mendocino	3.5%	7	1
Napa	8.8%	4	5
Orange	0.5%	28	1
Placer	4.3%	6	7
Sacramento	0.7%	15	6
San Diego	0.1%	38	3
San Francisco	0.1%	29	3
San Joaquin	0.5%	17	1
San Luis Obispo	0.3%	11	1
Santa Clara	0.0%	40	1
Shasta	1.9%	8	1
Solano	3.2%	8	4
Sonoma	4.2%	9	8
Stanislaus	0.7%	15	2
Sutter	11.7%	4	2
Tehama	16.6%	1	2
Trinity	28.7%	2	1
Tuolumne	14.3%	3	3
Ventura	0.1%	24	1
Yolo	2.3%	11	1
Yuba	26.2%	3	2

Idaho
County	Market Share	Market Rank	Number of Stores
Ada	0.6%	17	2
Benewah	18.7%	3	1
Idaho	48.8%	1	3
Kootenai	2.5%	10	3
Latah	25.0%	2	2
Nez Perce	14.6%	4	2
Valley	24.9%	3	2

Nevada
County	Market Share	Market Rank	Number of Stores
Clark	0.0%	34	1
Washoe	0.2%	9	4
Lending and Credit Functions
The Bank makes both secured and unsecured loans to individuals and businesses. At December 31, 2016, commercial real estate, commercial, residential, and consumer and other represented approximately 53.7%, 20.4%, 22.3%, and 3.6%, respectively, of the total loan and lease portfolio.
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
Employees
As of December 31, 2016, we had a total of 4,295 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Information regarding employment agreements with our executive officers is contained in Item 11 below, which item is incorporated by reference to our proxy statement for the 2017 annual meeting of shareholders.

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
The Federal Reserve and the FDIC have adopted non-capital safety and soundness standards for financial institutions. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that it will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.
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
Federal and State Bank Regulation. Umpqua Bank, as a state chartered bank with deposits insured by the FDIC, is primarily subject to the supervision and regulation of the Oregon Department of Consumer and Business Services Division of Financial Regulation("DCBS"), the Washington Department of Financial Institutions ("DFI"), the California Department of Business Oversight ("DBO"), the Idaho Department of Finance Banking Section, the Nevada Division of Financial Institutions, the FDIC and the Consumer Financial Protection Bureau ("CFPB"). These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices. Our primary state regulator, DCBS, regularly examines the Bank or participates in joint examinations with the FDIC.
Community Reinvestment Act and Fair Lending Laws. Umpqua Bank has a responsibility under the CRA, as implemented by FDIC regulations to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the FDIC assesses Umpqua Bank's record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. Umpqua Bank's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of Umpqua potentially resulting in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. Umpqua Bank's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by the FDIC, as well as other federal regulatory agencies, including the CFPB and the Department of Justice.  As of the most recent CRA examination, the Bank's CRA rating was "Satisfactory."

Transactions with Affiliates and Insiders. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not affiliated with the bank, and must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.
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
Financial Privacy. Federal law and certain state laws currently contain client privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to clients and, in some circumstances, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of opt out or opt in authorizations. Pursuant to the Gramm-Leach-Bliley Act (GLBA) and certain state laws, companies are required to notify clients of security breaches resulting in unauthorized access to their personal information. In connection with the regulations governing the privacy of consumer financial information, the federal banking agencies have also adopted guidelines for establishing information security standards and programs to protect such information.

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
The FDIC and Federal Reserve have adopted risk-based capital guidelines for holding companies and banks. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weightings. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The capital adequacy guidelines limit the degree to which a holding company or bank may leverage its equity capital.
Federal regulations establish minimum requirements for the capital adequacy of depository institutions, such as the Bank. Banks with capital ratios below the required minimums are subject to certain administrative actions, including prompt corrective action, the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing.
On July 2, 2013, federal banking regulators approved final rules that revised the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with the final rules' requirements phased in on January 1, 2019.

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

Under the final rules, as Umpqua grew above $15.0 billion in assets as a result of an acquisition, the combined trust preferred security debt issuances were phased out of Tier 1 and into Tier 2 capital (75% starting in the first quarter of 2015 and 100% starting in the first quarter of 2016). The final rules also provide for a number of adjustments to and deductions from the new CET1. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank, have made a one-time permanent election to continue to exclude these items in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio.

In addition, deductions include, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

FDICIA requires federal banking regulators to take "prompt corrective action" with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered "well capitalized" as of December 31, 2016.
Federal and State Regulation of Broker-Dealers. Umpqua Investments is a fully disclosed introducing broker-dealer clearing through Wells Fargo Clearing Services, LLC.  Umpqua Investments is regulated by the Financial Industry Regulatory Authority ("FINRA"), as well as the SEC, and has deposits insured through the Securities Investors Protection Corp ("SIPC") as well as third party insurers.  FINRA and the SEC perform regular examinations of Umpqua Investments that include reviews of policies, procedures, recordkeeping, trade practices, and customer protection as well as other inquiries.
SIPC protects client securities and cash up to $500,000, including $100,000 for cash with additional coverage provided through Wells Fargo Clearing Services, LLC who maintains additional coverage through Lexington Insurance Company, for the remaining net equity balance in a brokerage account, if any.  This coverage does not include losses in investment accounts.
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
The GLB Act, enacted in November 1999, repealed sections of the Banking Act of 1933, commonly referred to as the Glass-Steagall Act, that prohibited banks from engaging in securities activities, and prohibited securities firms from engaging in banking. The GLB Act created a new form of holding company, known as a financial holding company, that is permitted to acquire subsidiaries that are engaged in banking, securities underwriting and dealing, and insurance underwriting.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Act was signed, which was a sweeping overhaul of financial industry regulation. Among other provisions, the Act:

•
Created a systemic-risk council of top regulators, the Financial Stability Oversight Council, whose purpose is to identify risks and respond to emerging threats to the financial stability of the U.S. arising from large, interconnected bank holding companies or nonbank financial companies;

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

Stress Testing and Capital Planning. Umpqua is subject to the annual Dodd-Frank Act capital stress testing (DFAST) requirements of the Federal Reserve and the FDIC. As part of the DFAST process, Umpqua is required to submit the results of the company-run stress tests to the FDIC by July 31, and Umpqua will disclose certain results from stress testing exercises, generally in October of each year.

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

October 2015, the CFPB's final rules on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act became effective. Throughout 2015, the CFPB continued its focus on fair lending practices of indirect automobile lenders. This focus led to some lenders to enter into consent orders with the CFPB and Department of Justice. Indirect automobile lenders have also received continued pressure from the CFPB to limit or eliminate discretionary pricing by dealers. Banking regulatory agencies have increasingly used their authority under Section 5 of the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices (UDAP) by banks under standards developed many years ago by the Federal Trade Commission in order to address practices that may not necessarily fall within the scope of a specific banking or consumer finance law. The Dodd-Frank Act also gave to the CFPB similar authority to take action in connection with unfair, deceptive, or abusive acts or practices (UDAAP) by entities subject to CFPB supervisory or enforcement authority. Banks face considerable uncertainty as to the regulatory interpretation of "abusive" practices. Financial services companies face increased regulation and exposure under the new Military Lending Act (MLA) final rules issued by the Department of Defense that become effective for new loans entered into on and after October 3, 2016. The new rules dramatically expand the scope of coverage of the MLA and compliance with the new rules will affect operations of more financial services companies than under the previous rules. We continue to monitor, evaluate, and implement new regulations.

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
Difficult or volatile market conditions or weak economic conditions may adversely affect the financial services industry and our business.
Our business and financial performance are vulnerable to weak economic conditions, primarily in the United States and especially in the western United States. The severe conditions from 2007 to 2009 had a significant negative impact on the financial services industry, and on Umpqua, including significant write-downs of asset values, bank failures and volatile financial markets. A deterioration in economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: loan delinquencies may increase; problem assets and foreclosures may increase putting further price pressures on valuations generally; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; intangible asset impairment; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans. In addition, we could face the following risks in connection with these events:

•	Increased regulation of our industry, which could increase the costs associated with regulatory compliance, reduce existing sources of revenue and limit our ability to pursue business opportunities.

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

•	Downward pressure on our stock price.

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
As of December 31, 2016, approximately 76% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate. Our success depends in part on economic conditions in the western United States and adverse changes in markets where our real estate collateral is located could adversely affect our business. Increases in delinquency rates or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.
A rapid change in interest rates, or maintenance of rates at historically high or low levels for an extended period, could make it difficult to improve or maintain our current interest income spread and could result in reduced earnings.

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

We acquire MSR when we keep servicing rights after we sell originated residential mortgage loans. We sell the majority of our originated residential mortgage loans servicing retained. We measure MSR at fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. Changes in interest rates can affect prepayment assumptions and consequently MSR fair value. When interest rates fall, borrowers are usually more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, MSR fair value can decrease, which reduces earnings in the period in which the decrease occurs.

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

We depend upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae.

Our ability to generate revenues in our home lending group depends on programs administered by government-sponsored entities that play an important role in the residential mortgage industry. During 2016, 72% of mortgage loans were originated for sale to, or through programs sponsored by, Fannie Mae, Freddie Mac or Ginnie Mae. We service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae.  A majority of our mortgage servicing rights and loans serviced through subservicing agreements relate to these servicing activities. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards. Our status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller and servicer is subject to compliance with guidelines and failure to meet such guidelines could result in the unilateral termination of our status as an approved seller or servicer.  Changes in the existing government-sponsored mortgage programs or servicing eligibility standards through legislation or otherwise, or our failure to maintain a relationship with each of Fannie Mae, Freddie Mac and Ginnie Mae, could materially and adversely affect our business, financial position, results of operations and cash flows through negative impact on the pricing of mortgage related assets in the secondary market, higher mortgage rates to borrowers, or lower mortgage origination volumes and margins.

The financial services industry is highly competitive.

We face pricing competition for loans and deposits. We also face competition with respect to customer convenience, product lines, accessibility of service and service capabilities. Our most direct competition comes from other banks, brokerages, mortgage companies and savings institutions, but more recently has also come from financial technology (or "fintech") companies that rely on technology to provide financial services. We also face competition from credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. The significant competition in attracting and retaining deposits and making loans, as well as providing other financial services throughout our market area may impact future earnings and growth. Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices, which can reduce net interest income and non-interest income from fee-based products and services.

The failure to understand and adapt to continual technological changes could negatively impact our business.

The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services by depository institutions and fintech companies. New technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products and manage accounts. We could be required to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services or those new products may not achieve market acceptance. We could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases if we do not effectively develop and implement new technology. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. In addition, advances in technology such as digital, mobile, telephone, text, and on-line banking; e-commerce; and self-service automatic teller machines and other equipment, as well as changing customer preferences to access our products and services through digital channels, could decrease the value of our store network and other assets. We may close or sell certain stores and restructure or reduce our remaining stores and work force. These actions could lead to losses on assets, expense to reconfigure stores and loss of customers in certain markets. As a result, our business, financial condition or results of operations may be adversely affected.

We are subject to extensive government regulation and supervision; the Dodd-Frank Act, new legislation, additional regulation and heightened supervisory requirements could detrimentally affect the Company's business.

Umpqua Holdings Corporation and its subsidiaries, primarily Umpqua Bank, are subject to extensive federal and state regulation and supervision, the primary focus of which is to protect customers, depositors, the deposit insurance fund and the safety and soundness of the banking system as a whole, and not shareholders. The quantity and scope of applicable federal and state regulations may place banks and brokerage firms at a competitive disadvantage compared to less regulated competitors such as fintech companies, finance companies, credit unions, mortgage banking companies and leasing companies. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways, and could subject us to additional costs, limits on the services and products we may offer or limits on the pricing of banking services and products.  Since the global financial crisis, financial institutions generally have been subject to increased scrutiny from regulatory authorities, with an increased focus on risk management and consumer compliance. If we receive less than satisfactory results on regulatory examinations, we could be subject to penalties, required to increase compliance costs or restricted from making acquisitions, adding new stores, developing new lines of business, or otherwise continuing our growth strategy for a period of time. Future changes in federal and state banking and brokerage regulations could adversely affect our operating results and ability to continue to compete effectively. For example, the Dodd-Frank Act and related regulations subject us to additional restrictions, oversight and reporting obligations, which have significantly increased costs. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof. Compliance with such current and potential regulation and scrutiny could significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

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

New rules will require increased capital.

In June 2013, federal banking regulators jointly issued the Basel III rules. The rules impose new capital requirements and implement Section 171 of the Dodd Frank Act.  The new rules are to be phased in through 2019.  Among other things, the rules will require that we maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%.  In addition, we will have to maintain an additional capital conservation buffer of 2.5% of total risk weighted assets or be subject to limitations on dividends and other capital distributions, as well as limiting discretionary bonus payments to executive officers. It is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures in order to support regulatory total capital levels. The new rules may require us to raise more common capital or other capital that qualifies as Tier 1 capital. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements.

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

We have a significant gross deferred tax asset position at December 31, 2016, and we are required to assess the recoverability of this asset on an ongoing basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The executive offices of Umpqua and Umpqua Investments are located at One SW Columbia Street in Portland, Oregon in office space that is leased. The Bank's headquarters, located in Roseburg, Oregon, is owned. At December 31, 2016, the Bank conducted community banking activities or operated Commercial Banking Centers at 346 locations, in California, Oregon and Washington along the I-5 corridor; in the San Francisco Bay area, Inland Foothills, Napa, and Coastal regions in California; in Bend and along the Pacific Coast of Oregon; in greater Seattle and Bellevue, Washington, and in Idaho and Reno, Nevada, of which 139 are owned and 207 are leased under various agreements. As of December 31, 2016, the Bank also operated 24 facilities for the purpose of administrative and other functions, such as back-office support, of which 3 are owned and 21 are leased. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities. As of December 31, 2016, Umpqua Investments leased four stand-alone offices from unrelated third parties and also leased space in 13 Bank stores under lease agreements based on market rates.

ITEM 3. LEGAL PROCEEDINGS.
Due to the nature of our business, we are involved in legal proceedings that arise in the ordinary course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

The Company assumed, as successor-in-interest to Sterling, the defense of litigation matters pending against Sterling. Sterling previously reported that on December 11, 2009, a putative securities class action complaint captioned City of Roseville Employees' Retirement System v. Sterling Financial Corp., et al., No. CV 09-00368-EFS, was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of its current and former officers. On June 18, 2010, lead plaintiff filed a consolidated complaint alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements concerning Sterling's business and financial results. Plaintiffs sought unspecified damages and attorneys' fees and costs. On August 30, 2010, Sterling moved to dismiss the Complaint, and the court granted the motion to dismiss without prejudice on August 5, 2013. On October 11, 2013, the lead plaintiff filed an amended consolidated complaint with the same defendants, class period, alleged violations, and relief sought. On January 24, 2014, Sterling moved to dismiss the amended consolidated complaint, and on September 17, 2014, the court entered an order dismissing the amended consolidated complaint in its entirety with no further leave to amend. On October 24, 2014, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit from the district court's order granting the motion to dismiss the amended consolidated complaint. Appellant filed its opening brief on April 3, 2015 and the Company filed its reply brief on June 17, 2015; additional appellate briefing was filed in the third quarter 2015 and the appeal hearing is currently scheduled for second quarter 2017.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
 (a)    Our common stock is traded on The NASDAQ Global Select Market under the symbol "UMPQ." As of December 31, 2016, there were 400,000,000 common shares authorized for issuance. The following table presents the high and low sales prices of our common stock for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions, and cash dividends declared for each period:

Quarter Ended	High	Low	Cash Dividend Per Share
December 31, 2016	$19.30	$14.78	$0.16
September 30, 2016	$16.51	$14.79	$0.16
June 30, 2016	$16.78	$14.61	$0.16
March 31, 2016	$16.35	$13.46	$0.16

December 31, 2015	$18.05	$15.52	$0.16
September 30, 2015	$18.89	$15.53	$0.16
June 30, 2015	$18.92	$16.82	$0.15
March 31, 2015	$17.50	$14.70	$0.15

As of December 31, 2016, our common stock was held by approximately 5,042 shareholders of record, a number that does not include beneficial owners who hold shares in "street name", or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2016, a total of 219,000 stock options, 1.1 million shares of restricted stock and 78,000 restricted stock units were outstanding.
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
During 2016, Umpqua's Board of Directors approved a quarterly cash dividend of $0.16 per common share for each quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy.
We have a dividend reinvestment plan that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Umpqua and its subsidiaries and predecessors by merger that were in effect at December 31, 2016.

(shares in thousands)
	Equity Compensation Plan Information
	(A)	(B)	(C)
	Number of securities		Number of securities
	to be issued	Weighted average	remaining available for future
	upon exercise of	exercise price of	issuance under equity
	outstanding options	outstanding options,	compensation plans excluding
Plan category	warrants and rights	warrants and rights (3)	securities reflected in column (A)
Equity compensation plans approved by security holders
2013 Stock Incentive Plan (1)	—	$—	7,926
2003 Stock Incentive Plan (1)	240	$17.66	—
Other (2)	95	$17.52	—
Total	335	$17.62	7,926

Equity compensation plans not approved by security holders	—	$—	—
Total	335	$17.62	7,926

(1)
Shareholders approved the Company's 2013 Incentive Plan (the "2013 Plan") on April 16, 2013, and approved an amendment to the 2013 plan to increase the number of authorized shares at the 2016 annual meeting of shareholders. The 2013 Plan authorizes the issuance of equity awards to directors and employees and reserves 12 million shares of the Company's common stock for issuance under the plan (up to 6 million shares for "full value awards" as described below). With the adoption of the 2013 Plan, no additional awards will be issued from the 2003 Stock Incentive Plan or the 2007 Long Term Incentive Plan. Under the terms of the 2013 Plan, options and awards generally vest ratably over a period of three to five years, the exercise price of each option equals the market price of the Company's common stock on the date of the grant, and the maximum term is ten years. The 2013 Plan weights "full value awards" (restricted stock and performance share awards) as two shares issued from the total authorized under the 2013 Plan; we have issued only full value awards under the 2013 Plan. For purposes of column (C) above, the total number of shares available for future issuance under the 2013 Plan for full value awards was 4.0 million at December 31, 2016. At December 31, 2016, 1.1 million shares issued under the 2013 Plan as restricted stock/performance share awards were outstanding, but subject to forfeiture in the event time or performance based conditions are not met.

(2)	Includes other Umpqua stock plans and stock plans assumed through previous mergers.

(3)	Weighted average exercise price is based solely on securities with an exercise price.

(b)    Not applicable.

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2016:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
10/1/16 - 10/31/16	365	14.92	—	10,882,429
11/1/16 - 11/30/16	78,388	17.75	75,000	10,807,429
12/1/16 - 12/31/16	364	18.74	—	10,807,429
Total for quarter	79,117	17.74	75,000

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 3,832 shares to be issued upon vesting of restricted stock awards and 285 shares to be issued upon vesting of restricted stock units to pay withholding taxes. During the three months ended December 31, 2016, 75,000 shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2017. As of December 31, 2016, a total of 10.8 million shares remained available for repurchase. The Company repurchased 635,000 shares under the repurchase plan during 2016, repurchased 571,000 shares in 2015, and 0 shares under the repurchase plan in 2014. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

There were 154,000 and 52,000 shares tendered in connection with option exercises during the years ended December 31, 2016 and 2015, respectively. Restricted shares cancelled to pay withholding taxes totaled 279,000 and 135,000 shares during the years ended December 31, 2016 and 2015, respectively. There were 49,000 restricted stock units cancelled to pay withholding taxes during the years ended December 31, 2016 and 86,000 in 2015.

Stock Performance Graph

The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2016, with (i) the Total Return Index for NASDAQ Bank Stocks (ii) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (iii) the Standard and Poor's 500 and (iv) the Total Return Index for Nasdaq Bank Stocks and (v) SNL U.S. Bank Nasdaq. This comparison assumes $100.00 was invested on December 31, 2011, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2011 to December 31, 2016, was obtained by using the NASDAQ closing prices as of the last trading day of each year.

	Period Ending
	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Umpqua Holdings Corporation	$100.00	$97.72	$164.85	$151.65	$147.03	$180.70
Nasdaq Bank Stocks	$100.00	$118.69	$168.21	$176.48	$192.08	$265.02
Nasdaq U.S.	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89
S&P 500	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
SNL U.S. Bank Nasdaq	$100.00	$119.19	$171.31	$177.42	$191.53	$265.56

ITEM 6. SELECTED FINANCIAL DATA.
Umpqua Holdings Corporation
Annual Financial Trends

(in thousands, except per share data)	2016	2015	2014	2013	2012
Interest income	$910,639	$929,866	$822,521	$442,846	$456,085
Interest expense	66,051	58,232	48,693	37,881	48,849
Net interest income	844,588	871,634	773,828	404,965	407,236
Provision for loan and lease losses	41,674	36,589	40,241	10,716	29,201
Non-interest income	299,940	275,724	181,174	122,895	138,304
Non-interest expense	721,842	718,060	601,746	355,825	357,314
Merger related expenses	15,313	45,582	82,317	8,836	2,338
Income before provision for income taxes	365,699	347,127	230,698	152,483	156,687
Provision for income taxes	132,759	124,588	83,040	54,192	54,768
Net income	232,940	222,539	147,658	98,291	101,919
Dividends and undistributed earnings allocated to participating securities	125	357	484	788	682
Net earnings available to common shareholders	$232,815	$222,182	$147,174	$97,503	$101,237

YEAR END
Assets	$24,813,119	$23,406,381	$22,620,965	$11,636,666	$11,792,241
Earning assets	21,775,347	20,309,574	19,381,411	10,272,043	10,465,742
Loans and leases (1)	17,508,663	16,866,536	15,338,794	7,732,228	7,176,670
Deposits	19,020,985	17,707,189	16,892,099	9,117,660	9,379,275
Term debt	852,397	888,769	1,006,395	251,494	253,605
Junior subordinated debentures, at fair value	262,209	255,457	249,294	87,274	85,081
Junior subordinated debentures, at amortized cost	100,931	101,254	101,576	101,899	110,985
Total shareholders' equity	3,916,795	3,849,334	3,777,626	1,723,917	1,720,600
Common shares outstanding	220,177	220,171	220,161	111,973	111,890

AVERAGE
Assets	$24,121,462	$22,905,541	$19,169,098	$11,507,688	$11,499,499
Earning assets	21,010,501	19,727,031	16,484,664	10,224,606	10,252,167
Loans and leases (1)	17,258,081	15,938,127	13,003,762	7,367,602	6,707,194
Deposits	18,347,451	17,250,810	14,407,331	9,057,673	9,124,619
Term debt	897,050	923,992	815,017	252,546	254,601
Junior subordinated debentures	359,003	352,872	301,525	189,237	187,139
Total shareholders' equity	3,898,599	3,820,505	3,137,858	1,729,083	1,701,403
Basic common shares outstanding	220,282	220,327	186,550	111,938	111,935
Diluted common shares outstanding	220,908	221,045	187,554	112,176	112,151

PER COMMON SHARE DATA
Basic earnings	$1.06	$1.01	$0.79	$0.87	$0.90
Diluted earnings	1.05	1.01	0.78	0.87	0.90
Book value	17.79	17.48	17.16	15.40	15.38
Tangible book value (2)	9.50	9.16	8.79	8.46	9.25
Cash dividends declared	0.64	0.62	0.60	0.60	0.34

(dollars in thousands)	2016	2015	2014	2013	2012
PERFORMANCE RATIOS
Return on average assets (3)	0.97%	0.97%	0.77%	0.85%	0.88%
Return on average common shareholders' equity (4)	5.97%	5.82%	4.69%	5.64%	5.95%
Return on average tangible common shareholders' equity (5)	11.25%	11.22%	9.17%	9.77%	9.88%
Efficiency ratio (6)	64.15%	66.27%	71.23%	66.83%	64.94%
Average common shareholders' equity to average assets	16.16%	16.68%	16.37%	15.03%	14.80%
Leverage ratio (7)	9.21%	9.73%	10.99%	10.90%	11.44%
Net interest margin (fully tax equivalent) (8)	4.04%	4.44%	4.73%	4.01%	4.02%
Non-interest income to total net revenue (9)	26.21%	24.03%	18.97%	23.28%	25.35%
Dividend payout ratio (10)	60.38%	61.39%	75.95%	68.97%	37.78%

ASSET QUALITY
Non-performing loans and leases (11)	$56,134	$44,384	$59,553	$35,321	$70,968
Non-performing assets (11)	62,872	66,691	97,495	59,256	98,480
Allowance for loan and lease losses	133,984	130,322	116,167	95,085	103,666
Net charge-offs	38,012	22,434	19,159	19,297	32,823
Non-performing loans and leases to loans and leases	0.32%	0.26%	0.39%	0.46%	0.99%
Non-performing assets to total assets	0.25%	0.28%	0.43%	0.51%	0.84%
Allowance for loan and lease losses to total loans and leases	0.77%	0.77%	0.76%	1.23%	1.44%
Allowance for credit losses to loans and leases	0.79%	0.79%	0.78%	1.25%	1.46%
Net charge-offs to average loans and leases	0.22%	0.14%	0.15%	0.26%	0.49%

(1)	Excludes loans held for sale

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

(6)	Non-interest expense divided by the sum of net interest income (fully tax equivalent) and non-interest income.

(7)	Tier 1 capital divided by leverage assets. Leverage assets are defined as quarterly average total assets, net of goodwill, intangibles and certain other items as required by the Federal Reserve.

(8)	Net interest margin (fully tax equivalent) is calculated by dividing net interest income (fully tax equivalent) by average interest earnings assets.

(9)	Non-interest income divided by the sum of non-interest income and net interest income.

(10)	Dividends declared per common share divided by basic earnings per common share.

(11)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $10.9 million, $19.2 million, $11.1 million, $4.1 million and $237,000, as of December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS

See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this report.

EXECUTIVE OVERVIEW

Significant items for the year ended December 31, 2016 were as follows:

Financial Performance

•	Net earnings available to common shareholders per diluted common share were $1.05 for the year ended December 31, 2016, as compared to $1.01 for the year ended December 31, 2015.

•
Net interest margin, on a tax equivalent basis, was 4.04% for the year ended December 31, 2016, compared to 4.44% for the year ended December 31, 2015.  The decrease in net interest margin was primarily attributable to the lower level of accretion of the credit discount recorded on loans acquired from Sterling, as well as lower average yields on interest-earning assets, particularly in loans and leases, attributable to the low interest rate environment during most of 2016, as well as an increase in the cost of interest-bearing liabilities.

•
Residential mortgage banking revenue was $157.9 million for 2016, compared to $124.7 million for 2015. The 26.6% increase was the result of an increase in mortgage originations and sale income, which increased due to an increase in the gain on sale margin from 3.36% to 3.72% and a 14.1% increase in closed loans for sale. The increase was partially offset by $25.9 million negative fair value adjustments to the mortgage servicing rights ("MSR") asset during the year ended December 31, 2016, as compared to negative fair value adjustments of $20.7 million for the year ended December 31, 2015.

•
Total gross loans and leases were $17.5 billion as of December 31, 2016, an increase of $642.1 million, or 3.8%, as compared to December 31, 2015.  This increase is primarily driven by growth in the commercial (including leasing and equipment financing) and consumer loans, partially offset by a decline in a multi-family loans. Total gross loans and leases also decreased due to portfolio loan sales of $462.5 million, primarily consisting of residential mortgage and multifamily loans.

•
Total deposits were $19.0 billion as of December 31, 2016, an increase of $1.3 billion, or 7.4%, as compared to December 31, 2015. This increase was primarily driven by growth in all deposit categories, most notably in non-interest bearing demand and money market accounts.

•	Total consolidated assets were $24.8 billion as of December 31, 2016, as compared to $23.4 billion at December 31, 2015.

Credit Quality

•
Non-performing assets decreased to $62.9 million, or 0.25% of total assets, as of December 31, 2016, as compared to $66.7 million, or 0.28% of total assets, as of December 31, 2015.  Non-performing loans and leases increased to $56.1 million, or 0.32% of total loans and leases, as of December 31, 2016, as compared to $44.4 million, or 0.26% of total loans and leases as of December 31, 2015.

•
Net charge-offs on loans were $38.0 million for the year ended December 31, 2016, or 0.22% of average loans and leases, as compared to net charge-offs of $22.4 million, or 0.14% of average loans and leases, for the year ended December 31, 2015.

•
The provision for loan and lease losses was $41.7 million for 2016, as compared to $36.6 million recognized for 2015. The increase was principally attributable to the growth in the loans and leases portfolio as well as an increase in net charge-offs.

Capital and Growth Initiatives

•
The Company's total risk based capital was 14.7% and its Tier 1 common to risk weighted assets ratio was 11.5% as of December 31, 2016. As of December 31, 2015, the Company's total risk based ratio was 14.3% and its Tier 1 common to risk weighted assets ratio was 11.4%.

•	Declared cash dividends of $0.64 per common share for 2016 and $0.62 per common share for 2015.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of December 31, 2016, there was no unallocated allowance amount.
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
Management believes that the ALLL was adequate as of December 31, 2016. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. A substantial percentage of our loan portfolio is secured by real estate; as a result, a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

Retained mortgage servicing rights are measured at fair value as of the date of the related loan sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected net future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available.

Valuation of Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis as of December 31.  Additionally, goodwill and other intangible assets with indefinite lives are evaluated on an interim basis when events or circumstances indicate impairment potentially exists.  The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumptions may result in additional impairment of all, or some portion of, goodwill or other intangible assets.

The Company performed its annual goodwill impairment analysis of the Community Banking reporting segment as of December 31, 2016. The Company assessed qualitative factors to determine whether the existence of events and circumstances indicated that it is more likely than not that the indefinite-lived intangible asset is impaired. Based on this analysis, no further testing was determined to be necessary. During the first quarter of 2016, the Company recorded a goodwill impairment loss of $142,000 relating to the winding down of an immaterial subsidiary.
Stock-based Compensation

We recognize expense in the income statement for the grant-date fair value of restricted shares and stock options as equity-based forms of compensation issued to employees over the employees' requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of the restricted shares is based on the Company's share price on the grant date. Management assumptions utilized at the time of grant impact the fair value of the option calculated under the pricing model, and ultimately, the expense that will be recognized over the expected service period related to each option.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding Recent Accounting Pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

RESULTS OF OPERATIONS-OVERVIEW

For the year ended December 31, 2016, net earnings available to common shareholders were $232.8 million, or $1.05 per diluted common share, as compared to net earnings available to common shareholders of $222.2 million, or $1.01 per diluted common share for the year ended December 31, 2015. The increase in net earnings available to common shareholders in 2016 is principally attributable to a decline in non-interest expense, reflecting lower merger related expenses and lower salaries and benefits expense, partially offset by higher mortgage banking expenses due to the increase in mortgage originations. Total revenues increased from the prior year as increased mortgage banking revenues were offset by lower average yields on interest-earning assets, along with a lower level of interest income arising from the accretion of the credit discount recorded on acquired loans.

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

The Company incurs significant expenses related to the completion and integration of mergers and acquisitions. It also recognizes gains or losses on its junior subordinated debentures carried at fair value resulting from changes in interest rates and the estimated market credit risk adjusted spread that do not directly correlate with the Company's operating performance. Additionally, it may recognize goodwill impairment losses that have no direct effect on the Company's or the Bank's cash balances, liquidity, or regulatory capital ratios. The Company recognizes gains and losses related to the change in the fair value of its MSR, which are primarily tied to movements in interest rates, and are not indicative of the fundamental operating activities for the period. It also recognizes gains or losses related to the change in the fair value of its swap derivatives, which are driven by movements in interest rates and are beyond our control. On occasion, the Company may sell certain securities in its investment portfolio, and recognize an associated gain or loss, which can be highly discretionary based on the timing of the sales, market opportunities, and interest rates, and therefore are not reflective of the Company's operating performance. The Company also may incur expenses related to the exit or disposal of certain business activities, such as the consolidation of bank branches, which do not reflect the on-going operating performance of the Company. Lastly, the Company may recognize one-time bargain purchase gains on certain acquisitions that are not reflective of the Company's on-going earnings power.

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

The following table provides the reconciliation of earnings available to common shareholders (GAAP) to operating earnings (non-GAAP), and earnings per diluted common share (GAAP) to operating earnings per diluted share (non-GAAP) for the years ended December 31, 2016, 2015, and 2014:

Reconciliation of Net Earnings Available to Common Shareholders to Operating Earnings
Years Ended December 31,

(in thousands, except per share data)	2016	2015	2014
Net earnings available to common shareholders	$232,815	$222,182	$147,174
Adjustments:
Loss from change in fair value of MSR asset	25,926	20,723	16,587
Gain on investment securities, net	(858)	(2,922)	(2,904)
Net loss on junior subordinated debentures carried at fair value	6,323	6,306	5,090
(Gain) loss from change in fair value of swap derivatives	(1,497)	(162)	3,232
Merger related expenses	15,313	45,582	82,317
Goodwill impairment	142	—	—
Exit or disposal costs	4,716	—	—
Total pre-tax adjustments	$50,065	$69,527	$104,322
Income tax effect (1)	(19,969)	(27,811)	(41,729)
Net adjustments	30,096	41,716	62,593
Operating earnings	$262,911	$263,898	$209,767
Per diluted share:
Net earnings available to common shareholders	$1.05	$1.01	$0.78
Adjustments:
Loss from change in fair value of MSR asset	0.12	0.09	0.09
Gain on investment securities, net	—	(0.01)	(0.02)
Net loss on junior subordinated debentures carried at fair value	0.03	0.03	0.03
(Gain) loss from change in fair value of swap derivatives	(0.01)	—	0.02
Merger related expenses	0.07	0.20	0.44
Goodwill impairment	—	—	—
Exit or disposal costs	0.02	—	—
Total pre-tax adjustments	0.23	0.31	0.56
Income tax effect (1)	(0.09)	(0.13)	(0.22)
Net adjustments	0.14	0.18	0.34
Operating earnings	$1.19	$1.19	$1.12

(1) Income tax effect of operating earnings adjustments at 40% for tax-deductible items.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the years ended December 31, 2016, 2015, and 2014. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders and operating earnings as shown in the table above. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity
For the Years Ended December 31,

(dollars in thousands)	2016	2015	2014
Returns on average assets:
Net earnings available to common shareholders	0.97%	0.97%	0.77%
Operating earnings	1.09%	1.15%	1.09%
Returns on average common shareholders' equity:
Net earnings available to common shareholders	5.97%	5.82%	4.69%
Operating earnings	6.74%	6.91%	6.69%
Returns on average tangible common shareholders' equity:
Net earnings available to common shareholders	11.25%	11.22%	9.17%
Operating earnings	12.70%	13.32%	13.07%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$3,898,599	$3,820,505	$3,137,858
Less: average goodwill and other intangible assets, net	(1,828,575)	(1,839,599)	(1,533,403)
Average tangible common shareholders' equity	$2,070,024	$1,980,906	$1,604,455

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
The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of December 31, 2016 and December 31, 2015:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	December 31,	December 31,
	2016	2015
Total shareholders' equity	$3,916,795	$3,849,334
Subtract:
Goodwill	1,787,651	1,787,793
Other intangible assets, net	36,886	45,508
Tangible common shareholders' equity	$2,092,258	$2,016,033
Total assets	$24,813,119	$23,406,381
Subtract:
Goodwill	1,787,651	1,787,793
Other intangible assets, net	36,886	45,508
Tangible assets	$22,988,582	$21,573,080
Tangible common equity ratio	9.10%	9.35%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measure are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our operating income. Net interest income for 2016 was $844.6 million, a decrease of $27.0 million or 3.1% compared to the same period in 2015. The decrease in net interest income in 2016 as compared to 2015 is primarily attributable to lower average yields on interest-earning assets, specifically within the loan and lease portfolio. The decrease was partially offset by growth in average interest-earning assets. The decrease in net interest income also reflects a higher average cost of funds, primarily driven by an increase in the cost of time deposits due to the utilization of longer-term maturities which typically carry a higher rate paid, as well as an increase in the interest expense on junior subordinated debentures.
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
The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.04% for 2016, a decrease of 40 basis points as compared to 2015.  The decrease in net interest margin primarily resulted from the lower level of accretion of the credit discount recorded on loans acquired from Sterling, as well as decreased yields on earning assets. The yield on loans and leases for 2016 decreased by 55 basis points as compared to 2015. The total cost of interest-bearing liabilities for 2016 was 0.46%, representing an increase of 4 basis points compared to 2015. The cost of time deposits was 0.86% in 2016 compared to 0.64% in 2015.
The net interest margin on a fully tax-equivalent basis was 4.44% for 2015, a decrease of 29 basis points as compared to the same period in 2014. The decrease in net interest margin primarily resulted from the lower level of accretion of the credit discount recorded on loans acquired from Sterling, as well as decreased yields on earning assets.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for years ended December 31, 2016, 2015 and 2014:

Average Rates and Balances

(dollars in thousands)	2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$416,724	$15,995	3.84%	$333,455	$12,407	3.72%	$205,580	$8,337	4.06%
Loans and leases (1)	17,258,081	834,072	4.83%	15,938,127	857,026	5.38%	13,003,762	755,466	5.81%
Taxable securities	2,314,062	47,826	2.07%	2,275,512	48,550	2.13%	2,072,936	46,109	2.22%
Non-taxable securities (2)	284,780	13,426	4.71%	310,684	14,684	4.73%	301,535	15,692	5.20%
Temporary investments and interest-bearing deposits	736,854	3,918	0.53%	869,253	2,236	0.26%	900,851	2,264	0.25%
Total interest earning assets	21,010,501	915,237	4.36%	19,727,031	934,903	4.74%	16,484,664	827,868	5.02%
Allowance for loan and lease losses	(132,492)			(126,063)			(96,513)
Other assets	3,243,453			3,304,573			2,780,947
Total assets	$24,121,462			$22,905,541			$19,169,098
INTEREST-BEARING LIABILITIES:
Interest-bearing checking	$2,189,589	$2,415	0.11%	$2,080,126	$1,957	0.09%	$1,721,452	$950	0.06%
Money market deposits	6,773,939	10,499	0.15%	6,376,178	9,491	0.15%	5,255,622	6,991	0.13%
Savings deposits	1,248,831	655	0.05%	1,063,151	1,105	0.10%	829,737	426	0.05%
Time deposits	2,518,507	21,671	0.86%	2,715,847	17,286	0.64%	2,649,091	15,448	0.58%
Total interest-bearing deposits	12,730,866	35,240	0.28%	12,235,302	29,839	0.24%	10,455,902	23,815	0.23%
Federal funds purchased and repurchase agreements	333,919	132	0.04%	321,079	173	0.05%	303,358	346	0.11%
Term debt	897,050	15,005	1.67%	923,992	14,470	1.57%	815,017	12,793	1.57%
Junior subordinated debentures	359,003	15,674	4.37%	352,872	13,750	3.90%	301,525	11,739	3.89%
Total interest-bearing liabilities	14,320,838	66,051	0.46%	13,833,245	58,232	0.42%	11,875,802	48,693	0.41%
Non-interest-bearing deposits	5,616,585			5,015,508			3,951,429
Other liabilities	285,440			236,283			204,009
Total liabilities	20,222,863			19,085,036			16,031,240
Common equity	3,898,599			3,820,505			3,137,858
Total liabilities and shareholders' equity	$24,121,462			$22,905,541			$19,169,098
NET INTEREST INCOME		$849,186			$876,671			$779,175
NET INTEREST SPREAD			3.90%			4.32%			4.61%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.36%			4.74%			5.02%
INTEREST EXPENSE TO EARNING ASSETS			0.32%			0.30%			0.30%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.04%			4.44%			4.73%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $4.6 million, $5.0 million, and $5.3 million for the years ended 2016, 2015, and 2014, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2016 as compared to 2015 and 2015 compared to 2014. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

(in thousands)	2016 compared to 2015			2015 compared to 2014
	Increase (decrease) in interest income			Increase (decrease) in interest income
	and expense due to changes in			and expense due to changes in
	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$3,185	$403	$3,588	$4,808	$(738)	$4,070
Loans and leases	67,744	(90,698)	(22,954)	160,934	(59,374)	101,560
Taxable securities	814	(1,538)	(724)	4,376	(1,935)	2,441
Non-taxable securities (1)	(1,221)	(37)	(1,258)	465	(1,473)	(1,008)
Temporary investments and interest bearing deposits	(386)	2,068	1,682	(80)	52	(28)
Total (1)	70,136	(89,802)	(19,666)	170,503	(63,468)	107,035
INTEREST-BEARING LIABILITIES:
Interest bearing demand	107	351	458	231	776	1,007
Money market	606	402	1,008	1,605	895	2,500
Savings	168	(618)	(450)	147	532	679
Time deposits	(1,332)	5,717	4,385	397	1,441	1,838
Repurchase agreements and federal funds	7	(48)	(41)	20	(193)	(173)
Term debt	(431)	966	535	1,706	(29)	1,677
Junior subordinated debentures	243	1,681	1,924	2,001	10	2,011
Total	(632)	8,451	7,819	6,107	3,432	9,539
Net increase (decrease) in net interest income (1)	$70,768	$(98,253)	$(27,485)	$164,396	$(66,900)	$97,496

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $41.7 million for 2016, as compared to $36.6 million for 2015, and $40.2 million for 2014.  As a percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for 2016 was 0.24%, an increase of 1 basis point from 2015 and a decrease of 7 basis points from 2014.

The increase in the provision for loan and lease losses in 2016 as compared to 2015 is principally attributable to strong growth in the loan portfolio, as well as an increase in net charge-offs. The economy in the Pacific Northwest has improved causing the risk ratings of many of our borrowers, as well as the value of the underlying collateral for real estate collateral loans, to improve as compared to prior years. The loan portfolio increased by $642.1 million since December 31, 2015. For 2016, there was a $262,000 recapture of the provision for loan and lease losses related to previously acquired loans that were not purchased credit impaired as compared to $375,000 in the provision for loan and lease losses for the year ended December 31, 2015. Net-charge offs for 2016 were $38.0 million compared to $22.4 million for 2015. The increase in charge-offs related to the lease portfolio which has been a strong growth area for the past few years, although the credit quality metrics for the portfolio remain strong.

The decrease in 2015 as compared to 2014 is principally attributable to decreasing credit factors used in the calculation of the allowance for loan and lease losses due to the improving credit quality of the portfolio, offset by the increase in the provision relating to new originations. The economy in the Pacific Northwest has improved causing the risk ratings of many of our borrowers to improve as well as the value of the underlying collateral for real estate collateral loans to improve as compared to prior years. For 2015, $375,000 of the provision for loan and lease losses related to previously acquired loans that were not purchased credit impaired as compared to $1.1 million for the year ended December 31, 2014. Net-charge offs for 2015 were $22.4 million compared to $19.2 million for 2014.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans.  Therefore, the non-accrual loans of $27.8 million as of December 31, 2016 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

NON-INTEREST INCOME

Non-interest income for 2016 was $299.9 million, an increase of $24.2 million, or 8.8%, as compared to the same period in 2015. Non-interest income for 2015 was $275.7 million, an increase of $94.6 million, or 52.2%, as compared to 2014. The following table presents the key components of non-interest income for years ended December 31, 2016, 2015 and 2014:

Non-Interest Income
Years Ended December 31,

(dollars in thousands)	2016 compared to 2015				2015 compared to 2014
			Change	Change			Change	Change
	2016	2015	Amount	Percent	2015	2014	Amount	Percent
Service charges on deposits	$61,268	$59,740	$1,528	3%	$59,740	$54,700	$5,040	9%
Brokerage revenue	17,033	18,481	(1,448)	(8)%	18,481	18,133	348	2%
Residential mortgage banking revenue, net	157,863	124,722	33,141	27%	124,722	77,265	47,457	61%
Gain on investment securities, net	858	2,922	(2,064)	(71)%	2,922	2,904	18	1%
Gain on sale of loans, net	13,356	22,380	(9,024)	(40)%	22,380	15,113	7,267	48%
Loss on junior subordinated debentures carried at fair value	(6,323)	(6,306)	(17)	0%	(6,306)	(5,090)	(1,216)	24%
Change in FDIC indemnification asset	(82)	(853)	771	(90)%	(853)	(15,151)	14,298	(94)%
BOLI income	8,514	8,351	163	2%	8,351	6,835	1,516	22%
Other income	47,453	46,287	1,166	3%	46,287	26,465	19,822	75%
Total	$299,940	$275,724	$24,216	9%	$275,724	$181,174	$94,550	52%
nm = not meaningful

The increase in service charges on deposits in 2016 compared to 2015 and 2015 compared to 2014 is primarily the result of organic growth in deposit balances during the periods.

Brokerage commissions and fees in 2016 decreased due to a decrease in managed account fees at Umpqua Investments. Assets under management at Umpqua Investments was $3.2 billion at both December 31, 2016 and 2015. Brokerage commissions and fees in 2015 increased due to the increase in managed account fees and new balances at Umpqua Investments.  In 2015, assets under management at Umpqua Investments increased to $3.2 billion as compared to $2.8 billion at December 31, 2014.
Residential mortgage banking revenue for the year ended December 31, 2016 increased due to an increase in production, partially offset by losses related to the change in fair value of MSR which were higher in 2016 as compared to 2015. Closed mortgage volume for sale for 2016 was $4.0 billion, representing a 14% increase compared to 2015 production of $3.5 billion. The gain on sale margin for 2016 was 3.72% compared to 3.36% for 2015. Cash flows received from the servicing of the mortgage servicing rights' underlying loans over the course of the year, offset by an increase in long-term interest rates compared to the same period of the prior year has contributed to a $25.9 million decline in fair value on the MSR asset in 2016, compared to a $20.7 million decline in fair value recognized in 2015. As of December 31, 2016, the Company serviced

$14.3 billion of mortgage loans for others, and the related mortgage servicing right asset is valued at $143.0 million, or 1.00% of the total serviced portfolio principal balance.

In connection with the sale of investment securities, we recognized a gain on sale of $858,000 in 2016, and a gain on sale of $2.9 million for 2015 and 2014. During 2016, the Company sold investment securities to reduce the price risk of the portfolio if interest rates were to increase significantly.
The gain on loan sales for the year ended December 31, 2016, decreased by $9.0 million due to the mix of loans sold during the year offset by the increase in the volume of loans sold.
A loss of $6.3 million was recognized in 2016 and 2015, compared to a loss of $5.1 million for 2014, which represents the change of fair value on the junior subordinated debentures recorded at fair value. The increase in the loss during 2015 was the result of the fair value election on the junior subordinated debentures assumed in the Sterling merger, which the Company elected to account for at fair value on a recurring basis.

The change in FDIC indemnification asset represents a change in cash flows expected to be recoverable under the loss-share agreements entered into with the FDIC in connection with FDIC-assisted acquisitions. The change has drastically decreased as these loss-share agreements are ending.
BOLI income increased to $8.5 million in 2016. The increase as compared to prior years relates to increased cash surrender value associated with BOLI assets.
Other income in 2016 compared to 2015 increased by $1.2 million, with increases attributable to various fees that have increased due to the increase in loans and due to increased swap revenue of $1.7 million as compared to 2015. Other income in 2015 as compared to 2014 increased by $19.8 million, with increases attributable to various fees that have increased due to the increase in loans. Other income also increased in 2015 due to increased swap revenue of $8.4 million as compared to 2014, as well as, BOLI death benefits received in 2015 of $5.4 million.

NON-INTEREST EXPENSE

Non-interest expense for 2016 was $737.2 million, a decrease of $26.5 million, or 3.5%, as compared to 2015. Non-interest expense for 2015 was $763.6 million, an increase of $79.6 million, or 11.6%, as compared to 2014.  The following table presents the key elements of non-interest expense for the years ended December 31, 2016, 2015 and 2014.

Non-Interest Expense
Years Ended December 31,

(dollars in thousands)	2016 compared to 2015				2015 compared to 2014
			Change	Change			Change	Change
	2016	2015	Amount	Percent	2015	2014	Amount	Percent
Salaries and employee benefits	$424,830	$430,936	$(6,106)	(1)%	$430,936	$355,379	$75,557	21%
Occupancy and equipment, net	151,944	142,975	8,969	6%	142,975	111,263	31,712	29%
Communications	21,265	20,615	650	3%	20,615	14,728	5,887	40%
Marketing	10,913	11,419	(506)	(4)%	11,419	9,504	1,915	20%
Services	42,795	46,379	(3,584)	(8)%	46,379	49,086	(2,707)	(6)%
FDIC assessments	15,508	13,480	2,028	15%	13,480	10,998	2,482	23%
(Gain) loss on other real estate owned, net	(279)	1,894	(2,173)	(115)%	1,894	4,116	(2,222)	(54)%
Intangible amortization	8,622	11,225	(2,603)	(23)%	11,225	10,207	1,018	10%
Merger related expenses	15,313	45,582	(30,269)	(66)%	45,582	82,317	(36,735)	(45)%
Goodwill impairment	142	—	142	nm	—	—	—	—%
Other expenses	46,102	39,137	6,965	18%	39,137	36,465	2,672	7%
Total	$737,155	$763,642	$(26,487)	(3)%	$763,642	$684,063	$79,579	12%

Salaries and employee benefits costs decreased $6.1 million as compared to the prior year primarily related to decreased employee stock-based compensation, as well as declines in certain employee benefits and commissions. The increase from 2014 to 2015 related to the full year of compensation expense relating to the employees who joined the Bank through the Sterling merger which was completed in April 2014. In addition, salaries and employee benefit costs also increased due to increased fixed and variable compensation expense associated with higher mortgage banking originations.
Net occupancy and equipment expense increased in 2016 as compared to the prior year as a result of additional maintenance contracts related to certain infrastructure system contracts, following conversions over the past two years. The increase for 2015 as compared to 2014 was due to a full year of rent expense and depreciation expense related to the full year of activity from Sterling related operations, partially offset by store consolidations in 2015.
Communications costs increased in 2016 compared to 2015, and in 2015 compared to 2014, primarily due to increased data processing costs as a result of the Company's continued growth and expansion. Marketing expense decreased in 2016 compared to 2015 and increased in 2015 as compared to 2014 primarily related to costs associated with branding initiatives in 2015. Services expense decreased in 2016 compared to 2015 and 2014 primarily due to decreased fees for hosting services related to the system conversions.
FDIC assessments increased in 2016 compared to 2015 and 2014 due to the increase in the assets and deposits from organic growth, as well as a surcharge in 2016.

In the year ended December 31, 2016, the Company recognized a net gain on OREO properties of $279,000, as compared to net losses (which includes loss on sale and valuation adjustments) on OREO properties of $1.9 million and $4.1 million in the years ended December 31, 2015 and 2014, respectively. The gain in 2016 and the decrease in the loss in 2015 is primarily the result of improving real estate values, allowing for better realization of market values of existing OREO properties.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. These merger related expenses are recorded in accordance with a Board approved accounting policy with respect to merger related charges, including internal and external charges. These expenses include acquisition related expenses, certain facility closure related costs, customer communications, restructuring expenses (including associate severance and retention charges) and expenses related to conversions of systems, including consulting costs. The merger related expenses incurred in 2016, 2015, and 2014, relate to the merger with Sterling. In 2016, the merger related expenses are the result of system and data conversions that continue through various completion phases.

Merger Related Expense
Years Ended December 31,

(in thousands)
	2016	2015	2014
Legal and professional	$6,904	$21,849	$22,276
Premises and Equipment	5,950	6,640	3,677
Personnel	1,405	11,564	18,837
Communication	291	2,309	2,522
Contract termination	—	154	10,378
Charitable contributions	—	—	10,000
Investment banking fees	—	—	9,573
Other	763	3,066	5,054
Total merger related expense	$15,313	$45,582	$82,317

Other non-interest expense increased in 2016 as compared to 2015 and 2014 due to exit or disposal costs of $4.7 million for the year ended December 31, 2016, which relates to the store consolidations that occurred during the second and third quarters of 2016.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for 2016 was 36.3%, compared to 35.9% for 2015 and 36.0% for 2014. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 5.1% (net of the federal tax benefit) principally because of the relative amount of income we earn in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, nondeductible merger expenses and tax credits arising from low income housing investments.

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
Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $11.0 million at December 31, 2016, as compared to $9.6 million at December 31, 2015. This increase is principally attributable to an increase in Rabbi Trusts balances.

Investment securities available for sale were $2.7 billion as of December 31, 2016 compared to $2.5 billion at December 31, 2015.  The increase is due to purchases of investment securities of $852.1 million of investment securities available for sale, offset by a decrease in fair value of investments securities available for sale of $30.7 million, and paydowns of $619.8 million and amortization of net purchase price premiums of $23.7 million.

Investment securities held to maturity were $4.2 million as of December 31, 2016 as compared to holdings of $4.6 million at December 31, 2015. The change primarily relates to paydowns and maturities of investment securities held to maturity of $501,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of December 31 for each of the last three years:

Summary of Investment Securities

(in thousands)	December 31,
	2016	2015	2014
AVAILABLE FOR SALE
U.S. Treasury and agencies	$—	$—	$229
Obligations of states and political subdivisions	307,697	313,117	338,404
Residential mortgage-backed securities and collateralized mortgage obligations	2,391,553	2,207,420	1,957,852
Investments in mutual funds and other equity securities	1,970	2,002	2,070
	$2,701,220	$2,522,539	$2,298,555

HELD TO MATURITY
Residential mortgage-backed securities and collateralized mortgage obligations	$4,216	$4,609	$5,088
Other investment securities	—	—	123
	$4,216	$4,609	$5,211

The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2016.
Investment Securities Composition*
December 31, 2016

(dollars in thousands)	Amortized	Fair	Average
	Cost	Value	Yield
OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
One year or less	$82,688	$83,318	5.77%
One to five years	120,218	123,832	5.51%
Five to ten years	82,310	81,395	3.90%
Over ten years	20,492	19,152	3.71%
	305,708	307,697	5.04%

OTHER SECURITIES
Residential mortgage-backed securities and collateralized mortgage obligations	2,432,603	2,396,770	1.78%
Other investment securities	1,959	1,970	2.28%
Total securities	$2,740,270	$2,706,437	2.15%
*Weighted average yields are stated on a federal tax-equivalent basis of 35%. Weighted average yields for available for sale investments have been calculated on an amortized cost basis.

The mortgage-related securities in the table above include both pooled mortgage-backed issues and high-quality collaterized mortgage obligation structures, with an average duration of 4.1 years. These mortgage-related securities provide yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile due to refinancing of the underlying mortgage loans.

The equity security in "Other investment securities" in the table above at December 31, 2016 and 2015, principally represents an investment in a Community Reinvestment Act investment fund comprised largely of mortgage-backed securities, although funds may also invest in municipal bonds, certificates of deposit, repurchase agreements, or securities issued by other investment companies.
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

Gross unrealized losses in the available for sale investment portfolio was $44.0 million at December 31, 2016.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $40.5 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $45.5 million at December 31, 2016 and $46.9 million at December 31, 2015.  The decrease is attributable to net redemptions of Federal Home Loan Banks ("FHLB") stock.  Of the $45.5 million at December 31, 2016, $44.1 million represents the Bank's investment in the FHLBs of Des Moines and San Francisco.  FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

LOANS AND LEASES

Loans and Leases, net
Total loans and leases outstanding at December 31, 2016 were $17.5 billion, an increase of $642.1 million as compared to year-end 2015. This increase is principally attributable to net new loan and lease originations of $1.2 billion, partially offset by charge-offs of $49.9 million, transfers to other real estate owned of $5.9 million, and loans sold of $462.5 million during the period.

The following table presents the composition of the loan and lease portfolio, net of deferred fees and costs, as of December 31 for each of the last five years.

Loan and Lease Portfolio Composition
As of December 31,

(dollars in thousands)	2016		2015		2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial real estate, net	$9,395,062	53.7%	$9,331,804	55.4%	$8,903,660	58.1%	$4,630,155	59.9%	$4,582,768	63.9%
Commercial, net	3,575,627	20.4%	3,174,570	18.8%	2,948,823	19.2%	2,142,213	27.7%	1,757,660	24.5%
Residential, net	3,899,815	22.3%	3,832,973	22.7%	3,097,275	20.2%	907,485	11.7%	792,604	11.0%
Consumer & other, net	638,159	3.6%	527,189	3.1%	389,036	2.5%	52,375	0.7%	43,638	0.6%
Total loans and leases, net	$17,508,663	100.0%	$16,866,536	100.0%	$15,338,794	100.0%	$7,732,228	100.0%	$7,176,670	100.0%

Loan and Lease Concentrations
The following table presents the concentration distribution of our loan and lease portfolio by major type:

(dollars in thousands)	December 31, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,330,442	19.0%	$3,226,836	19.1%
Owner occupied term, net	2,599,055	14.9%	2,582,874	15.3%
Multifamily, net	2,858,956	16.3%	3,151,516	18.7%
Construction & development, net	463,625	2.7%	271,119	1.6%
Residential development, net	142,984	0.8%	99,459	0.7%
Commercial
Term, net	1,508,780	8.6%	1,408,676	8.4%
LOC & other, net	1,116,259	6.4%	1,036,733	6.1%
Leases and equipment finance, net	950,588	5.4%	729,161	4.3%
Residential
Mortgage, net	2,887,971	16.5%	2,909,306	17.2%
Home equity loans & lines, net	1,011,844	5.8%	923,667	5.5%
Consumer & other, net	638,159	3.6%	527,189	3.1%
Total, net of deferred fees and costs	$17,508,663	100.0%	$16,866,536	100.0%

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our commercial real estate and commercial loan portfolios and the rate sensitivity of these loans to changes in interest rates as of December 31, 2016:

(in thousands)					Loans Over One Year
	By Maturity				by Rate Sensitivity
	One Year	One Through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial real estate	$777,210	$1,902,953	$6,714,899	$9,395,062	$1,389,318	$7,228,534
Commercial (1)	$1,326,760	$649,227	$649,052	$2,625,039	$806,170	$492,109

(1)	Excludes the lease and equipment finance portfolio.

ASSET QUALITY AND NON-PERFORMING ASSETS

The following table summarizes our non-performing assets and restructured loans:

Non-Performing Assets
As of December 31,

(dollars in thousands)	2016	2015	2014	2013	2012
Loans and leases on non-accrual status	$27,765	$29,215	$52,041	$31,891	$66,736
Loans and leases past due 90 days or more and accruing (1)	28,369	15,169	7,512	3,430	4,232
Total non-performing loans and leases	56,134	44,384	59,553	35,321	70,968
Other real estate owned	6,738	22,307	37,942	23,935	27,512
Total non-performing assets	$62,872	$66,691	$97,495	$59,256	$98,480
Restructured loans (2)	$40,667	$31,355	$54,836	$68,791	$70,602
Allowance for loan and lease losses	$133,984	$130,322	$116,167	$95,085	$103,666
Reserve for unfunded commitments	3,611	3,574	3,539	1,436	1,223
Allowance for credit losses	$137,595	$133,896	$119,706	$96,521	$104,889
Asset quality ratios:
Non-performing assets to total assets	0.25%	0.28%	0.43%	0.51%	0.84%
Non-performing loans and leases to total loans and leases	0.32%	0.26%	0.39%	0.46%	0.99%
Allowance for loan and lease losses to total loans and leases	0.77%	0.77%	0.76%	1.23%	1.44%
Allowance for credit losses to total loans and leases	0.79%	0.79%	0.78%	1.25%	1.46%
Allowance for credit losses to total non-performing loans and leases	245%	302%	201%	273%	148%

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $10.9 million, $19.2 million, $11.1 million, $4.1 million and $237,000, as of December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

(2)	Represents accruing restructured loans performing according to their restructured terms.

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

The purchased non-credit impaired loans had remaining credit discount that will accrete into interest income over the life of the loans of $43.9 million and $72.8 million, as of December 31, 2016 and 2015, respectively. The purchased credit impaired loan pools had remaining discount of $45.7 million and $68.0 million, as of December 31, 2016 and 2015, respectively.

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

Restructured Loans
At December 31, 2016 and December 31, 2015, impaired loans of $40.7 million and $31.4 million were classified as performing restructured loans, respectively.  The restructurings were granted in response to borrower financial difficulty, by providing modification of loan repayment terms. The performing restructured loans on accrual status represent principally the only impaired loans accruing interest at December 31, 2016.  In order for a restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. There were no available commitments for troubled debt restructurings outstanding as of December 31, 2016 and December 31, 2015.

The following table presents a distribution of our performing restructured loans by year of maturity, according to the restructured terms, as of December 31, 2016:

(in thousands)
Year	Amount
2017	$30,829
2018	3
2019	194
2020	179
2021	3,246
Thereafter	6,216
Total	$40,667

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for loan and lease losses ("ALLL") totaled $134.0 million at December 31, 2016, an increase of $3.7 million from the $130.3 million at December 31, 2015. The increase in the ALLL from the prior year-end is a result of loan and lease growth.

The following table provides a summary of activity in the ALLL by major loan type, net of deferred fees for each of the five years ended December 31:
Allowance for Loan and Lease Losses

(dollars in thousands)	2016	2015	2014	2013	2012
Balance, beginning of period	$130,322	$116,167	$95,085	$103,666	$107,288
Loans charged-off:
Commercial real estate, net	(3,137)	(6,797)	(8,030)	(9,748)	(25,270)
Commercial, net	(35,545)	(20,247)	(16,824)	(20,810)	(13,822)
Residential, net	(1,885)	(970)	(1,855)	(3,655)	(5,878)
Consumer & other, net	(9,356)	(7,557)	(3,469)	(1,285)	(2,158)
Total loans charged-off	(49,923)	(35,571)	(30,178)	(35,498)	(47,128)
Recoveries:
Commercial real estate, net	1,958	2,682	2,539	4,436	6,673
Commercial, net	4,995	5,001	6,744	10,445	6,089
Residential, net	1,028	641	462	569	999
Consumer & other, net	3,930	4,813	1,274	751	544
Total recoveries	11,911	13,137	11,019	16,201	14,305
Net charge-offs	(38,012)	(22,434)	(19,159)	(19,297)	(32,823)
Provision charged to operations	41,674	36,589	40,241	10,716	29,201
Balance, end of period	$133,984	$130,322	$116,167	$95,085	$103,666
As a percentage of average loans and leases:
Net charge-offs	0.22%	0.14%	0.15%	0.26%	0.49%
Provision for loan and lease losses	0.24%	0.23%	0.31%	0.15%	0.44%
Recoveries as a percentage of charge-offs	23.86%	36.93%	36.51%	45.64%	30.35%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the allowance for loan and lease losses, and acknowledges the inherent imprecision of all loss prediction models. At both December 31, 2016 and December 31, 2015, there was no unallocated allowance for loan and lease losses.
The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans and leases in each category to total loans and leases, net of deferred fees, as of December 31:

Allowance for Loan and Lease Losses Composition
As of December 31,

(dollars in thousands)	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate, net	$47,795	53.7%	$54,293	55.4%	$55,184	58.1%	$59,538	59.9%	$67,038	63.9%
Commercial, net	58,840	20.4%	47,487	18.8%	41,216	19.2%	27,028	27.7%	27,905	24.5%
Residential, net	17,946	22.3%	22,017	22.7%	15,922	20.2%	7,487	11.7%	7,729	11.0%
Consumer & other, net	9,403	3.6%	6,525	3.1%	3,845	2.5%	1,032	0.7%	994	0.6%
Allowance for loan and lease losses	$133,984		$130,322		$116,167		$95,085		$103,666

At December 31, 2016, the recorded investment in loans classified as impaired totaled $54.0 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $867,000.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2015, the total recorded investment in impaired loans was $52.1 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $788,000.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans at December 31, 2015.

The following table presents a summary of activity in the reserve for unfunded commitments ("RUC"):

Summary of Reserve for Unfunded Commitments Activity
Years Ended December 31,

(in thousands)	2016	2015	2014
Balance, beginning of period	$3,574	$3,539	$1,436
Net change to other expense	37	35	(1,863)
Acquired reserve	—	—	3,966
Balance, end of period	$3,611	$3,574	$3,539

We believe that the ALLL and RUC at December 31, 2016 are sufficient to absorb probable losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

RESIDENTIAL MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our residential mortgage servicing rights asset as of December 31, 2016, 2015, and 2014:

Summary of Residential Mortgage Servicing Rights

Years Ended December 31,

(in thousands)	2016	2015	2014
Balance, beginning of period	$131,817	$117,259	$47,765
Acquired/purchased MSR	—	—	62,770
Additions for new MSR capitalized	37,082	35,284	23,311
Changes in fair value:
Due to changes in model inputs or assumptions(1)	7,873	(380)	(5,757)
Other(2)	(33,799)	(20,346)	(10,830)
Balance, end of period	$142,973	$131,817	$117,259

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of December 31, 2016, 2015, and 2014 was as follows:

(dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Balance of loans serviced for others	$14,327,368	$13,047,266	$11,590,310
MSR as a percentage of serviced loans	1.00%	1.01%	1.01%

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

GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2016 and 2015, we had goodwill of $1.8 billion.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. For the year ended December 31, 2016, goodwill impairment losses of $142,000 were recognized related to a small subsidiary that is winding down operations. There were no goodwill impairment losses recognized during the years ended December 31, 2015 and 2014.

At December 31, 2016, we had other intangible assets of $36.9 million, as compared to $45.5 million at December 31, 2015.   As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which includes all deposits except certificates of deposit, are recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. Other intangible assets decreased in 2016 from 2015 as a result of amortization of the other intangible assets of $8.6 million during the year. No impairment losses have been recognized in the periods presented.

DEPOSITS

Total deposits were $19.0 billion at December 31, 2016, an increase of $1.3 billion, or 7.4%, as compared to year-end 2015 due to growth in all deposit categories, but primarily non-interest bearing demand and money market accounts. The growth reflects initiatives across the organization to focus on core deposit gathering.

The following table presents the deposit balances by major category as of December 31, 2016 and December 31, 2015:

Deposits

	December 31, 2016		December 31, 2015
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Non-interest bearing	$5,861,469	31%	$5,318,591	30%
Interest bearing demand	2,296,532	12%	2,157,376	12%
Money market	6,932,717	36%	6,599,516	37%
Savings	1,325,757	7%	1,136,809	6%
Time, $100,000 or greater	1,702,982	9%	1,604,446	9%
Time, less than $100,000	901,528	5%	890,451	6%
Total	$19,020,985	100%	$17,707,189	100%

The following table presents the scheduled maturities of time deposits of $100,000 and greater as of December 31, 2016:
Maturities of Time Deposits of $100,000 and Greater

(in thousands)	Amount
Three months or less	$388,543
Over three months through six months	204,130
Over six months through twelve months	456,933
Over twelve months	653,376
Time, $100,000 and over	$1,702,982

The Company has brokered deposits, including Certificate of Deposit Account Registry Service ("CDARS") included in time and money market deposits. These products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. At December 31, 2016, the Company's brokered deposits, including CDARS, were $1.0 billion compared to $758.9 million as of December 31, 2015.
BORROWINGS

At December 31, 2016, the Bank had outstanding $352.9 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $852.4 million at December 31, 2016, primarily with the Federal Home Loan Bank ("FHLB"). Term debt outstanding as of December 31, 2016 decreased $36.4 million since December 31, 2015 as a result of maturity payoffs, offset by new advances. Advances from the FHLB are secured by investment securities and loans secured by real estate. The FHLB advances have coupon interest rates ranging from 0.73% to 7.10% and mature in 2017 through 2033.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $363.1 million and $356.7 million at December 31, 2016 and December 31, 2015, respectively.  The increase is due to the change in fair value for the junior subordinated debentures elected to be carried at fair value. As of December 31, 2016, the majority of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represent 8.6% and 10.6% of total deposits at December 31, 2016 and at December 31, 2015, respectively. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $5.9 billion at December 31, 2016 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $348.0 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at December 31, 2016. Availability of lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $164.0 million of dividends paid by the Bank to the Company in 2016.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures. As of December 31, 2016, the Company did not have any borrowing arrangements of its own.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $421.6 million during 2016, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $4.1 billion, offset by originations of loans held for sale of $4.0 billion, as well as the gain on sale of loans of $178.1 million.  This compares to net cash provided by operating activities of $376.7 million during 2015, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $3.5 billion, offset by originations of loans held for sale of $3.5 billion, as well as the gain on sale of loans of $150.9 million.

Net cash of $919.0 million used by investing activities during the 2016 consisted principally of $1.2 billion of net change in loans and leases and $852.1 million of purchases of investment securities available for sale, partially offset by proceeds from investment securities available for sale of $619.8 million and proceeds from sale of loans and leases of $475.8 million. This compares to net cash of $1.8 billion used by investing activities during 2015, which consisted principally of net changes in loans and leases of $1.8 billion and purchases of investment securities available for sale of $1.1 billion, partially offset by proceeds from investment securities available for sale of $805.6 million and proceeds from sale of loans and leases of $288.8 million.

Net cash of $1.2 billion provided by financing activities during 2016 primarily consisted of $1.3 billion increase in net deposits and $490.0 million proceeds from term debt borrowings, partially offset by repayment of debt of $525.0 million and dividends paid on common stock of $141.1 million. This compares to net cash of $548.7 million provided by financing activities during 2015, which consisted primarily of $820.2 million increase in net deposits, partially offset by repayment of term debt of $265.0 million and $134.6 million dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2017, it is possible that our deposit balances for 2017 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

OFF-BALANCE-SHEET-ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 18 and 19 of the Notes to Consolidated Financial Statements in Item 8 below.
The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2016 and maturing as indicated:
Future Contractual Obligations
As of December 31, 2016:

(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits (1)	$17,992,981	$550,744	$471,343	$5,917	$19,020,985
Term debt	255,000	50,000	540,000	5,146	850,146
Junior subordinated debentures (2)	—	—	—	475,427	475,427
Operating leases	32,765	55,996	38,352	48,822	175,935
Other long-term liabilities (3)	4,021	6,865	7,457	51,000	69,343
Total contractual obligations	$18,284,767	$663,605	$1,057,152	$586,312	$20,591,836
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

As of December 31, 2016, the Company has a liability for unrecognized tax benefits in the amount of $3.4 million, which includes accrued interest of $354,000. As the Company is not able to estimate the period in which this liability will be paid in the future, this amount is not included in the future contractual obligations table above.

CONCENTRATIONS OF CREDIT RISK
Information regarding Concentrations of Credit Risk is included in Note 2, 4, and 18 of the Notes to Consolidated Financial Statements in Item 8 below.

CAPITAL RESOURCES

Shareholders' equity at December 31, 2016 was $3.9 billion, an increase of $67.5 million from December 31, 2015. The increase in shareholders' equity during the year ended was principally due to net income of $232.9 million, offset by other comprehensive loss, net of tax, of $18.8 million and common stock dividends declared of $141.4 million.

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

The final rules, among other things, include a common equity Tier 1 capital ("CET1") to risk-weighted assets ratio, including a capital conservation buffer, which will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% on January 1, 2015 to 8.5% on January 1, 2019, as well as require a minimum leverage ratio of 4.0%.

Under the final rule, as Umpqua is above $15.0 billion in assets as a result of an acquisition, the combined trust preferred security debt issuances were phased out of Tier 1 and into Tier 2 capital (75% starting in the first quarter of 2015 and 100% starting in the first quarter of 2016). It is possible the Company may accelerate redemption of the existing junior subordinated debentures.  This could result in adjustments to the carrying value of these instruments, including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The Company currently does not intend to redeem the junior subordinated debentures in order to support regulatory total capital levels.

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

Under the BASEL III guidelines, capital strength is measured in three tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 6% must be Tier 1 capital and 4.5% must be CET1. Our CET1 capital primarily includes shareholders' equity less certain deductions for goodwill and other intangibles, net of taxes, net unrealized gains (losses) on AFS securities, net of tax, and certain DTAs that arise from tax loss and credit carryforwards, and totaled $2.1 billion at December 31, 2016. Tier 1 capital is primarily comprised of common equity Tier 1 capital and qualifying trust preferred securities, less certain additional deductions applied during the phase-in period, totaled $2.1 billion at December 31, 2016. Tier 2 capital components include all, or a portion of, the allowance for loan and lease losses and the portion of trust preferred securities in excess of Tier 1 statutory limits. The total of Tier 1 capital plus Tier 2 capital components is referred to as Total Risk-Based Capital, and was $2.7 billion at December 31, 2016. The percentage ratios, as calculated under the guidelines, were 11.47%, 11.47% and 14.72% for CET1, Tier 1 and Total Risk-Based Capital, respectively, at December 31, 2016. The CET1, Tier 1 and Total Risk-Based Capital ratios at December 31, 2015 were 11.35%, 11.65% and 14.34%, respectively.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders' equity and qualifying trust preferred securities, less accumulated other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2016 and 2015 were 9.21% and 9.73%, respectively. As of December 31, 2016, the most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.
During the year ended December 31, 2016, the Company made no contributions to the Bank. At December 31, 2016, all four of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines.
During 2016, Umpqua's Board of Directors approved a cash dividend of $0.16 per common share for each quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy.
There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2016, 2015 and 2014:

Cash Dividends and Payout Ratios per Common Share

	2016	2015	2014
Dividend declared per common share	$0.64	$0.62	$0.60
Dividend payout ratio	60%	61%	76%

The Company's share repurchase plan, which was first approved by the Board and announced in August 2003, provided authority to repurchase up to 15 million shares of our common stock. In 2015, the Board extended the repurchase program for two years to July 31, 2017. As of December 31, 2016, a total of 10.8 million shares remained available for repurchase. The Company repurchased 635,000 shares under the repurchase plan in 2016. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan. In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

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
Gap Analysis

A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match how the volume of interest sensitive assets and interest bearing liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Gap analysis measures interest rate sensitivity at a point in time as the difference between the estimated volumes of asset and liability cash flows or repricing characteristics across various time horizons: immediate to three months, four to twelve months, one to five years, over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The main focus of this interest rate management tool is the gap sensitivity identified as the cumulative one year gap. The table below sets forth interest sensitivity gaps for these different intervals as of December 31, 2016.

Interest Sensitivity Gap

(in thousands)	By Estimated Cash Flow or Repricing Interval
	0-3	4-12	1-5	Over 5	Non-Rate-
	Months	Months	Years	Years	Sensitive	Total
ASSETS
Interest bearing cash and temporary investments	$1,117,438	$—	$—	$—	$—	$1,117,438
Trading account assets	10,964	—	—	—	—	10,964
Securities held to maturity	1,759	59	95	5,044	(2,741)	4,216
Securities available for sale	122,267	336,917	1,083,670	1,110,148	48,218	2,701,220
Loans held for sale	390,857	—	—	—	(3,539)	387,318
Loans and leases	5,842,069	2,312,940	7,373,239	1,926,057	54,358	17,508,663
Non-interest earning assets	—	—	—	—	3,083,300	3,083,300
Total assets	7,485,354	2,649,916	8,457,004	3,041,249	3,179,596	$24,813,119

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$2,296,532	$—	$—	$—	$—	$2,296,532
Money market deposits	6,932,717	—	—	—	—	6,932,717
Savings deposits	1,325,757	—	—	—	—	1,325,757
Time deposits	559,794	1,023,267	1,015,710	5,739	—	2,604,510
Securities sold under agreements to repurchase	352,948	—	—	—	—	352,948
Term debt	100,160	155,025	590,133	5,332	1,747	852,397
Junior subordinated debentures, at fair value	379,390	—	—	—	(117,181)	262,209
Junior subordinated debentures, at amortized cost	85,572	—	—	10,465	4,894	100,931
Non-interest bearing liabilities and shareholders' equity	—	—	—	—	10,085,118	10,085,118
Total liabilities and shareholders' equity	12,032,870	1,178,292	1,605,843	21,536	9,974,578	$24,813,119

Interest rate sensitivity gap	(4,547,516)	1,471,624	6,851,161	3,019,713	(6,794,982)
Cumulative interest rate sensitivity gap	$(4,547,516)	$(3,075,892)	$3,775,269	$6,794,982	$—
Cumulative gap as a % of earning assets	(21)%	(14)%	17%	31%

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
The estimated impact on our net interest income over a time horizon of one year as of December 31, 2016, 2015, and 2014 are indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the "up 200 basis points" scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet of December 31 for each respective year.

Interest Rate Simulation Impact on Net Interest Income
As of December 31,

	2016	2015	2014
Up 300 basis points	4.9%	2.5%	0.3%
Up 200 basis points	3.5%	1.9%	0.5%
Up 100 basis points	2.1%	1.2%	0.5%
Down 100 basis points	(3.8)%	(2.7)%	(2.4)%
Down 200 basis points	(7.4)%	(5.7)%	(5.2)%
Down 300 basis points	(10.3)%	(7.8)%	(7.3)%

Asset sensitivity indicates that in a rising interest rate environment the Company's net interest margin would increase and in a decreasing interest rate environment the Company's net interest margin would decrease. Liability sensitivity indicates that in a rising interest rate environment a Company's net interest margin would decrease and in a decreasing interest rate environment the Company's net interest margin would increase. For all years presented, we were "asset-sensitive" meaning we expect our net interest income to increase as market rates increase. The relative level of asset sensitivity as of December 31, 2016 has increased from the prior periods presented due to the following strategic actions: 1. greater emphasis on C&I lending which typically carry shorter durations and more frequent repricing characteristics; 2. greater emphasis on reducing long term asset exposure through targeted loan sales; 3. preference for higher interest bearing cash balances which reprice daily; and 4. renewal and extension of term borrowings which enables the Company to secure long term fixed rate stable funding. In the decreasing interest rate environments, we show a decline in net interest income as interest bearing assets re-price lower and deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 300 basis points interest rate environments, we do not believe the down 200 and 300 basis point scenarios are plausible in the near term given the current level of interest rates.
Interest rate sensitivity in the first year of the net interest income simulation for increasing interest rate scenarios is negatively impacted by the cost of non-maturity deposits repricing immediately while interest earnings assets (primarily the loan and leases held for investment portfolio) reprice at a slower rate based upon the instrument level repricing characteristics (refer to the Interest Sensitivity Gap table above). As a result, interest sensitivity in increasing interest rates scenarios improves in subsequent years as these assets reprice. Management also prepares and reviews the longer term trends of the net interest income simulation to measure and monitor risk. This analysis assumes the same rate shift over the first year of the scenario as described above, and holding steady thereafter. The estimated impact on our net interest income over the first and second year time horizons as it relates to our balance sheet as of December 31, 2016 is indicated in the table below.
Interest Rate Simulation Impact on Net Interest Income
As of December 31, 2016

	Year 1	Year 2
Up 300 basis points	4.9%	6.1%
Up 200 basis points	3.5%	4.7%
Up 100 basis points	2.1%	2.8%
Down 100 basis points	(3.8)%	(9.1)%
Down 200 basis points	(7.4)%	(17.8)%
Down 300 basis points	(10.3)%	(24.1)%

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
Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities
As of December 31,

	2016	2015
Up 300 basis points	(8.8)%	(8.1)%
Up 200 basis points	(5.1)%	(4.6)%
Up 100 basis points	(2.3)%	(1.9)%
Down 100 basis points	(2.4)%	0.6%
Down 200 basis points	(1.0)%	3.4%
Down 300 basis points	(1.8)%	2.9%

As of December 31, 2016, our economic value of equity model indicates a liability sensitive profile. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated economic value of equity. Our overall sensitivity to market interest rate changes as of December 31, 2016 has increased as compared to December 31, 2015. As of December 31, 2016, our estimated economic value of equity (fair value of financial assets and liabilities) exceeded our book value of equity. This result is primarily based on the value placed on the Company's significant amount of noninterest bearing and low cost interest bearing deposits. While noninterest bearing deposits do not impact the net interest income simulation, the value of these deposits has a significant impact on the economic value of equity model, particularly when market rates are assumed to rise.
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

We have audited the accompanying consolidated balance sheets of Umpqua Holdings Corporation and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Umpqua Holdings Corporation and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Umpqua Holdings Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP
Portland, Oregon
February 23, 2017

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015

(in thousands, except shares)
	December 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$331,994	$277,645
Interest bearing cash and temporary investments	1,117,438	496,080
Total cash and cash equivalents	1,449,432	773,725
Investment securities
Trading, at fair value	10,964	9,586
Available for sale, at fair value	2,701,220	2,522,539
Held to maturity, at amortized cost	4,216	4,609
Loans held for sale, at fair value	387,318	363,275
Loans and leases	17,508,663	16,866,536
Allowance for loan and lease losses	(133,984)	(130,322)
Net loans and leases	17,374,679	16,736,214
Restricted equity securities	45,528	46,949
Premises and equipment, net	303,882	328,734
Goodwill	1,787,651	1,787,793
Other intangible assets, net	36,886	45,508
Residential mortgage servicing rights, at fair value	142,973	131,817
Other real estate owned	6,738	22,307
Bank owned life insurance	299,673	291,892
Deferred tax asset, net	34,322	138,082
Other assets	227,637	203,351
Total assets	$24,813,119	$23,406,381
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$5,861,469	$5,318,591
Interest bearing	13,159,516	12,388,598
Total deposits	19,020,985	17,707,189
Securities sold under agreements to repurchase	352,948	304,560
Term debt	852,397	888,769
Junior subordinated debentures, at fair value	262,209	255,457
Junior subordinated debentures, at amortized cost	100,931	101,254
Other liabilities	306,854	299,818
Total liabilities	20,896,324	19,557,047
COMMITMENTS AND CONTINGENCIES (NOTE 18)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 as of December 31, 2016 and 2015; issued and outstanding: 220,177,030 as of December 31, 2016 and 220,171,091 as of December 31, 2015	3,515,299	3,520,591
Retained earnings	422,839	331,301
Accumulated other comprehensive loss	(21,343)	(2,558)
Total shareholders' equity	3,916,795	3,849,334
Total liabilities and shareholders' equity	$24,813,119	$23,406,381

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except per share amounts)
	2016	2015	2014
INTEREST INCOME
Interest and fees on loans and leases	$850,067	$869,433	$763,803
Interest and dividends on investment securities:
Taxable	46,427	47,842	45,784
Exempt from federal income tax	8,828	9,647	10,345
Dividends	1,399	708	325
Interest on temporary investments and interest bearing deposits	3,918	2,236	2,264
Total interest income	910,639	929,866	822,521
INTEREST EXPENSE
Interest on deposits	35,240	29,839	23,815
Interest on securities sold under agreement to repurchase	132	173	346
Interest on term debt	15,005	14,470	12,793
Interest on junior subordinated debentures	15,674	13,750	11,739
Total interest expense	66,051	58,232	48,693
Net interest income	844,588	871,634	773,828
PROVISION FOR LOAN AND LEASE LOSSES	41,674	36,589	40,241
Net interest income after provision for loan and lease losses	802,914	835,045	733,587
NON-INTEREST INCOME
Service charges on deposits	61,268	59,740	54,700
Brokerage revenue	17,033	18,481	18,133
Residential mortgage banking revenue, net	157,863	124,722	77,265
Gain on investment securities, net	858	2,922	2,904
Gain on loan sales, net	13,356	22,380	15,113
Loss on junior subordinated debentures carried at fair value	(6,323)	(6,306)	(5,090)
Change in FDIC indemnification asset	(82)	(853)	(15,151)
BOLI income	8,514	8,351	6,835
Other income	47,453	46,287	26,465
Total non-interest income	299,940	275,724	181,174
NON-INTEREST EXPENSE
Salaries and employee benefits	424,830	430,936	355,379
Occupancy and equipment, net	151,944	142,975	111,263
Communications	21,265	20,615	14,728
Marketing	10,913	11,419	9,504
Services	42,795	46,379	49,086
FDIC assessments	15,508	13,480	10,998
(Gain) loss on other real estate owned, net	(279)	1,894	4,116
Intangible amortization	8,622	11,225	10,207
Merger related expenses	15,313	45,582	82,317
Goodwill impairment	142	—	—
Other expenses	46,102	39,137	36,465
Total non-interest expense	737,155	763,642	684,063
Income before provision for income taxes	365,699	347,127	230,698
Provision for income taxes	132,759	124,588	83,040
Net income	$232,940	$222,539	$147,658

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except per share amounts)
	2016	2015	2014
Net income	$232,940	$222,539	$147,658
Dividends and undistributed earnings allocated to participating securities	125	357	484
Net earnings available to common shareholders	$232,815	$222,182	$147,174
Earnings per common share:
Basic	$1.06	$1.01	$0.79
Diluted	$1.05	$1.01	$0.78
Weighted average number of common shares outstanding:
Basic	220,282	220,327	186,550
Diluted	220,908	221,045	187,544

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014
Net income	$232,940	$222,539	$147,658
Available for sale securities:
Unrealized (losses) gains arising during the period	(29,817)	(20,860)	31,215
Income tax benefit (expense) related to unrealized gains	11,558	8,031	(12,486)

Reclassification adjustment for net realized gains in earnings	(858)	(2,922)	(2,904)
Income tax expense related to realized gains	332	1,125	1,162
Net change in unrealized (losses) gains	(18,785)	(14,626)	16,987

Held to maturity securities:
Accretion of unrealized losses related to factors other than credit to investment securities held to maturity	—	—	94
Income tax benefit related to unrealized losses	—	—	(37)
Net change in unrealized losses related to factors other than credit	—	—	57
Other comprehensive (loss) income, net of tax	(18,785)	(14,626)	17,044
Comprehensive income	$214,155	$207,913	$164,702

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except shares)				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2014	111,973,203	$1,514,485	$214,408	$(4,976)	$1,723,917
Net income			147,658		147,658
Other comprehensive income, net of tax				17,044	17,044
Stock issued in connection with merger(1)	104,385,087	1,989,030			1,989,030
Stock-based compensation		15,292			15,292
Stock repurchased and retired	(403,828)	(7,183)			(7,183)
Issuances of common stock under stock plans(2)	4,206,658	7,692			7,692
Cash dividends on common stock ($0.60 per share)			(115,824)		(115,824)
Balance at December 31, 2014	220,161,120	$3,519,316	$246,242	$12,068	$3,777,626

BALANCE AT JANUARY 1, 2015	220,161,120	$3,519,316	$246,242	$12,068	$3,777,626
Net income			222,539		222,539
Other comprehensive loss, net of tax				(14,626)	(14,626)
Stock-based compensation		14,383			14,383
Stock repurchased and retired	(844,215)	(14,589)			(14,589)
Issuances of common stock under stock plans	854,186	1,481			1,481
Cash dividends on common stock ($0.62 per share)			(137,480)		(137,480)
Balance at December 31, 2015	220,171,091	$3,520,591	$331,301	$(2,558)	$3,849,334

BALANCE AT JANUARY 1, 2016	220,171,091	$3,520,591	$331,301	$(2,558)	$3,849,334
Net income			232,940		232,940
Other comprehensive loss, net of tax				(18,785)	(18,785)
Stock-based compensation		9,790			9,790
Stock repurchased and retired	(1,117,061)	(17,708)			(17,708)
Issuances of common stock under stock plans	1,123,000	2,626			2,626
Cash dividends on common stock ($0.64 per share)			(141,402)		(141,402)
Balance at December 31, 2016	220,177,030	$3,515,299	$422,839	$(21,343)	$3,916,795

(1) The amount of common stock issued in connection with the merger is net of $784,000 of issuance costs.
(2) The shares issued include 2,889,996 warrants exercised.

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended December 31, 2016, 2015 and 2014

(in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$232,940	$222,539	$147,658
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	115,650	99,966	80,027
Amortization of investment premiums, net	23,743	23,544	20,822
Gain on sale of investment securities, net	(858)	(2,922)	(2,904)
Gain on sale of other real estate owned, net	(1,998)	(888)	(127)
Valuation adjustment on other real estate owned	1,719	2,782	3,728
Provision for loan and lease losses	41,674	36,589	40,241
Change in cash surrender value of bank owned life insurance	(8,595)	(8,501)	(9,713)
Change in FDIC indemnification asset	82	853	15,151
Depreciation, amortization and accretion	59,256	51,593	39,209
Loss on sale of premises and equipment	6,737	3,655	1,482
Goodwill impairment	142	—	—
Additions to residential mortgage servicing rights carried at fair value	(37,082)	(35,284)	(23,311)
Change in fair value residential mortgage servicing rights carried at fair value	25,926	20,726	16,587
Change in junior subordinated debentures carried at fair value	6,752	6,163	5,849
Stock-based compensation	9,790	14,383	15,292
Net (increase) decrease in trading account assets	(1,378)	413	452
Gain on sale of loans	(178,141)	(150,855)	(93,294)
Change in loans held for sale carried at fair value	3,517	696	(9,688)
Origination of loans held for sale	(3,990,278)	(3,497,920)	(2,146,829)
Proceeds from sales of loans held for sale	4,127,503	3,549,226	2,267,471
Change in other assets and liabilities:
Net (increase) decrease in other assets	(27,080)	24,692	(49,165)
Net increase in other liabilities	11,622	15,290	38,632
Net cash provided by operating activities	421,643	376,740	357,570
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(852,101)	(1,074,205)	(363,064)
Proceeds from investment securities available for sale	619,752	805,640	1,238,676
Proceeds from investment securities held to maturity	501	598	741
Purchases of restricted equity securities	(600)	—	—
Redemption of restricted equity securities	2,021	72,442	5,615
Net change in loans and leases	(1,150,919)	(1,816,164)	(943,075)
Proceeds from sales of loans	475,810	288,805	356,464
Net change in premises and equipment	(30,313)	(69,341)	(59,514)
Proceeds from bank owned life insurance death benefit	814	5,351	3,723
Proceeds from redemption of bank owned life insurance cash surrender value	—	6,476	—
Net change in proceeds from FDIC indemnification asset	140	684	(2,667)
Proceeds from sales of other real estate owned	15,855	22,803	15,931
Net cash paid in divestiture	—	—	(127,557)
Net cash acquired in acquisition, net of consideration paid	—	—	116,867
Net cash (used) provided by investing activities	(919,040)	(1,756,911)	242,140

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (Continued) For the Years Ended December 31, 2016, 2015 and 2014 (in thousands)
	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	1,315,886	820,210	905,396
Net increase (decrease) in securities sold under agreements to repurchase	48,388	(8,761)	(496,307)
Proceeds from term debt borrowings	490,000	150,000	—
Repayment of term debt borrowings	(525,014)	(264,998)	(97,003)
Dividends paid on common stock	(141,074)	(134,618)	(99,233)
Proceeds from stock options exercised	2,626	1,481	9,368
Repurchases and retirement of common stock	(17,708)	(14,589)	(7,183)
Net cash provided by financing activities	1,173,104	548,725	215,038
Net increase (decrease) in cash and cash equivalents	675,707	(831,446)	814,748
Cash and cash equivalents, beginning of period	773,725	1,605,171	790,423
Cash and cash equivalents, end of period	$1,449,432	$773,725	$1,605,171

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$70,796	$67,884	$55,235
Income taxes	$8,164	$13,263	$7,098
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized losses on investment securities available for sale, net of taxes	$(18,785)	$(14,626)	$16,987
Change in unrealized losses on investment securities held to maturity related to factors other than credit, net of taxes	$—	$—	$57
Cash dividend declared on common stock and payable after period-end	$35,243	$35,281	$33,109
Change in GNMA mortgage loans recognized due to repurchase option	$(8,319)	$8,114	$7,000
Transfer of loans to other real estate owned	$5,888	$9,062	$24,873
Transfers from other real estate owned to loans due to internal financing	$5,881	$—	$—
Acquisitions:
Assets acquired	$—	$—	$9,877,572
Liabilities assumed	$—	$—	$8,767,025
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Nature of Operations-Umpqua Holdings Corporation (the "Company") is a financial holding company with headquarters in Portland, Oregon, that is engaged primarily in the business of commercial and retail banking and the delivery of retail brokerage services. The Company provides a wide range of banking, wealth management, mortgage and other financial services to corporate, institutional and individual customers through its wholly-owned banking subsidiary Umpqua Bank (the "Bank"). The Company engages in the retail brokerage business through its wholly-owned subsidiary Umpqua Investments, Inc. ("Umpqua Investments"). The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company. In 2015, we formed Pivotus Ventures, Inc. as a wholly-owned subsidiary of Umpqua Holdings Corporation, which focuses on advancing bank innovation by developing new bank platforms that could have a significant impact on the experience and economics of banking.
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
Consolidation-The accompanying consolidated financial statements include the accounts of the Company, the Bank, Umpqua Investments, and Pivotus. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2016, the Company had 25 wholly-owned trusts ("Trusts") that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company's consolidated balance sheet as junior subordinated debentures.
Subsequent events-The Company has evaluated events and transactions through the time the consolidated financial statements were issued for potential recognition or disclosure.
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
Loans Held for Sale-The Company has elected to account for loans held for sale, which is comprised of residential mortgage loans, at fair value. Fair value is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding and changes in the fair value of the related servicing asset, resulting in revaluation adjustments to the recorded fair value. The inputs used in the fair value measurements are considered Level 2 inputs. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in the fair value of derivative instruments that are used as economic hedges to loans held for sale. Loan origination fees and direct origination costs are recognized immediately in net income. Interest income on loans held for sale is included in interest income in the Consolidated Statements of Income and recognized when earned. Loans held for sale are placed on nonaccrual in a manner consistent with loans held for investment. The Company recognizes the gain or loss on the sale of loans when the sales criteria are met.
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
Purchased impaired loans are aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The risk characteristics used to aggregate the purchased impaired loans into different pools include risk rating, underlying collateral, type of interest rate (fixed or adjustable), types of amortization, loan purpose, and other similar factors. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, or assets are received in full satisfaction of the loan, and will be removed from the pool at its carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized in income immediately as interest income on loans and would not affect the effective yield used to recognize the accretable yield on the remaining pool.  If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, no accrual of income occurs.

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

Originated Loans and Leases-Loans are stated at the amount of unpaid principal, net of unearned income and any deferred fees or costs. All discounts and premiums are recognized over the contractual life of the loan as yield adjustments. Leases are recorded at the amount of minimum future lease payments receivable and estimated residual value of the leased equipment, net of unearned income and any deferred fees. Initial direct costs related to lease originations are deferred as part of the investment in direct financing leases and amortized over their term using the effective interest method. Unearned lease income is amortized over the term using the effective interest method.
Loans are classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the original loan agreement. The carrying value of impaired loans is based on the present value of expected future cash flows (discounted at each loan's effective interest rate), estimated note sale price, or, for collateral dependent loans, at fair value of the collateral, less selling costs. If the measurement of each impaired loan's value is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses.  This can be accomplished by charging off the impaired portion of the loan or establishing a specific component to be provided for in the allowance for loan and lease losses.
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

Loans are reported as troubled debt restructurings when the Bank grants a more than insignificant concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan and lease losses.

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
Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. A loan is considered impaired when based on current information and events, we determine that it is probable that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows or estimated note sale price, except when the sole remaining source of the repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize this impairment reserve as a specific component to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral dependent loans if it is determined that such amount represents a confirmed loss. The combination of the risk rating-based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan and lease losses.
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
Management believes that the ALLL was adequate as of December 31, 2016. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.
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
Restricted Equity Securities-Restricted equity securities were $45.5 million and $46.9 million at December 31, 2016 and 2015, respectively. Federal Home Loan Bank stock amounted to $44.1 million and $45.5 million of the total restricted securities as of December 31, 2016 and 2015, respectively. Federal Home Loan Bank stock represents the Bank's investment in the Federal Home Loan Banks of Des Moines and San Francisco ("FHLB") stock and is carried at par value, which reasonably approximates its fair value. Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management's determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time the situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.
As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2016, the Bank's minimum required investment in FHLB stock was $44.0 million. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB. The remaining restricted equity securities balance primarily represents an investment in Pacific Coast Bankers' Bancshares stock.
Premises and Equipment-Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful life of equipment, generally three to ten years, on a straight-line or accelerated basis. Depreciation is provided over the estimated useful life of premises, up to 39 years, on a straight-line or accelerated basis. Generally, leasehold improvements are amortized over the life of the related lease, or the life of the related asset, whichever is shorter. Expenditures for major renovations and betterments of the Company's premises and equipment are capitalized. The Company purchases, as well as internally develops and customizes, certain software to enhance or perform internal business functions. Software development costs incurred in the preliminary project stages, as well as costs incurred for software that is part of a hosting arrangement, are charged to non-interest expense. Costs associated with designing software configuration, installation, coding programs and testing systems are capitalized and amortized using the straight-line method over three to seven years.
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
Residential Mortgage Servicing Rights ("MSR")- The Company measures its residential mortgage servicing assets at fair value and reports changes in fair value through earnings. Fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, are each separately reported. Under the fair value method, the MSR is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption residential mortgage banking revenue, net in the period in which the change occurs.
Retained MSR are measured at fair value as of the date of the related loan sale. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of net expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available.
The expected life of the loan can vary from management's estimates due to prepayments by borrowers, especially when rates change significantly. Prepayments outside of management's estimates would impact the recorded value of the residential mortgage servicing rights. The value of the residential mortgage servicing rights is also dependent upon the discount rate used in the model, which management reviews on an ongoing basis using current market rates. A significant increase in the discount rate would reduce the value of residential mortgage servicing rights.
GNMA Loan Sales-The Company originates government guaranteed loans which are sold to Ginnie Mae ("GNMA"). Pursuant to GNMA servicing guidelines, the Company has the unilateral right to repurchase certain delinquent loans (loans past due 90 days or more) sold to GNMA, if the loans meet defined delinquent loan criteria. As a result of this unilateral right, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company accounts for the loans as if they had been repurchased. The Company recognizes these loans within loans and leases, net and also recognizes a corresponding liability that is recorded in other liabilities. If the loan is repurchased, the liability is settled and the loan remains.
SBA/USDA Loans Sales, Servicing, and Commercial Servicing Asset-The Bank, on a limited basis, sells or transfers loans, including the guaranteed portion of Small Business Administration ("SBA") and Department of Agriculture ("USDA") loans (with servicing retained) for cash proceeds equal to the principal amount of loans, as adjusted to yield interest to the investor based upon the current market rates. The Bank records a servicing asset when it sells a loan and retains the servicing rights. The servicing asset is recorded at fair value upon sale, and the fair value is estimated by discounting estimated net future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. Subsequent to initial recognition, the servicing rights are carried at the lower of amortized cost or fair value, and are amortized in proportion to, and over the period of, the estimated net servicing income.

For purposes of evaluating and measuring impairment, the fair value of Commercial and SBA servicing rights are measured using a discounted estimated net future cash flow model as described above.  Any impairment is measured as the amount by which the carrying value of servicing rights for an interest rate-stratum exceeds its fair value. No impairment charges were recorded for the years ended December 31, 2016, 2015 and 2014, related to these servicing assets.
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
Deferred tax assets are recognized subject to management's judgment that realization is “more likely than not.” Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the DTA will or will not be realized. The Company's ultimate realization of the DTA is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

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
Share-Based Payment- We recognize in the income statement the grant-date fair value of restricted share awards, stock options and other equity-based forms of compensation issued to employees over the employees' requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of the restricted share awards is based on the share price on the grant date.
Stock options and restricted stock awards generally vest ratably over three to five years and are recognized as expense over that same period of time. The exercise price of each option equals the market price of the Company's common stock on the date of the grant, and the maximum term is ten years.

Restricted stock unit grants and certain restricted stock awards are subject to performance-based and market-based vesting as well as other approved vesting conditions and cliff vest based on those conditions. Compensation expense is recognized over the service period to the extent restricted stock units are expected to vest. The fair value of the restricted stock unit grants is estimated as of the grant date using a Monte Carlo simulation pricing model.
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

Application of New Accounting Guidance
As of April 1, 2016, Umpqua adopted the Financial Accounting Standards Board's (FASB) Accounting Standard Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, seeks to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As required by ASU 2016-09, all adjustments are reflected as of the beginning of the fiscal year, January 1, 2016. By applying this ASU, the Company no longer adjusts common stock for the tax impact of shares released, instead the tax impact is recognized within the provision for income taxes in the period the shares are released. This simplifies the tracking of the excess tax benefits and deficiencies, but could cause volatility in tax expense for the periods presented. The statement of cash flows has been adjusted to reflect the provisions of this ASU. The application of this ASU did not have a material impact on the financial statements.

Recently Issued Accounting Pronouncements-
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09. Multiple ASUs and interpretative guidance have been issued in connection with ASU 2014-09. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company has begun their process to implement this new standard. The Company has started by reviewing all revenue sources to determine the sources that are in scope for this guidance. As a bank, key revenue sources, such as interest income have been identified as out of scope of this new guidance. The Company has not yet determined the financial statement impact this guidance will have.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has established a project team for the implementation of this new standard. The team is currently working with a vendor to put a new leasing software in place that will support the current leasing process, as well as aid in the transition to the new leasing guidance. Although an estimate of the impact of the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related lease liability on the balance sheet due to the number of leased properties the Bank currently has that are accounted for under current operating lease guidance.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for certain financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates, but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for specified periods. The Company has formed a cross-functional team to begin its implementation efforts of this new guidance. The team has started by reaching out to all areas of the Company to begin its discussion of this new standard and how it will be a significant change for the Company. An estimate of the impact of this standard has not yet been determined, however, the impact is expected to be significant.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The ASU was issued to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party; this update clarifies that an entity should recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. The amendment is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption of the update is permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The ASU was issued to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The amendment is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of the update is permitted. The Company does not expect a material impact of this ASU on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (230): Restricted Cash. The ASU will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendment is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption of the update is permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to simplify the subsequent measurement of goodwill and the amendment eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment is effective for annual reporting periods beginning after December 31, 2019. Early adoption is of the update is permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

Reclassifications- Certain amounts reported in prior years' financial statements have been reclassified to conform to the current presentation. In the second quarter of 2016, the loan portfolio was analyzed for correct classification of certain commercial and commercial real estate loan types, and as a result of this analysis, loan classifications were updated. The prior period loan classifications have been updated to be comparable to the current period presentation in Note 4 - Loans and Leases and Note 5 -Allowance for Loan and Lease Loss and Credit Quality.
During the first quarter of 2016, Umpqua identified an error related to the accounting for loans sold to Ginnie Mae ("GNMA") that have become past due 90 days or more. Pursuant to GNMA purchase and sales agreements, Umpqua has the unilateral right to repurchase loans that become past due 90 days or more. As a result of this unilateral right, once the delinquency criteria has been met, and regardless of whether the repurchase option has been exercised, the loan should be recognized, with an offsetting liability, to account for these loans that no longer meet the true-sale criteria. The Company has continued to grow the portfolio of GNMA loans sold and serviced, which has led to an increasing number and amount of delinquent loans. As such, the Company has recorded an adjustment to recognize the balance of the GNMA loans sold and serviced that are over 90 days past due, but not repurchased, as loans, with a corresponding other liability. Management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the prior period financial statements taken as a whole. To provide consistency in the amounts reported in the comparable periods, the Company has recognized the delinquent GNMA loans for which the Company has the unconditional repurchase option, as well as the corresponding other liability, for the periods reported. As of December 31, 2015, this change resulted in an increase in loans and leases, net loans and leases, total assets, other liabilities, and total liabilities of $19.2 million. This change did not affect net income or shareholders' equity for any period reported.

Note 2 – Cash and Cash Equivalents
The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balance at December 31, 2016 and 2015 was approximately $138.4 million and $130.5 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

Umpqua had restricted cash included in cash and due from banks on the balance sheet of $51.0 million as of December 31, 2016, and $58.8 million as of December 31, 2015, relating mostly to collateral required on interest rate swaps as discussed in Note 19. There was no restricted cash included in interest bearing cash and temporary investments on the balance sheet as of December 31, 2016, and $3.9 million as of December 31, 2015, relating to collateral requirements for derivatives for mortgage banking activities.

Note 3 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2016 and 2015:

December 31, 2016

(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$305,708	$5,526	$(3,537)	$307,697
Residential mortgage-backed securities and collateralized mortgage obligations	2,428,387	3,664	(40,498)	2,391,553
Investments in mutual funds and other equity securities	1,959	11	—	1,970
	$2,736,054	$9,201	$(44,035)	$2,701,220
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,216	$1,001	$—	$5,217
	$4,216	$1,001	$—	$5,217

December 31, 2015

(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$300,998	$12,741	$(622)	$313,117
Residential mortgage-backed securities and collateralized mortgage obligations	2,223,742	7,218	(23,540)	2,207,420
Investments in mutual funds and other equity securities	1,959	43	—	2,002
	$2,526,699	$20,002	$(24,162)	$2,522,539
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,609	$981	$—	$5,590
	$4,609	$981	$—	$5,590

Investment securities that were in an unrealized loss position as of December 31, 2016 and December 31, 2015 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

December 31, 2016

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$71,571	$3,065	$1,828	$472	$73,399	$3,537
Residential mortgage-backed securities and collateralized mortgage obligations	1,855,304	35,981	182,804	4,517	2,038,108	40,498
Total temporarily impaired securities	$1,926,875	$39,046	$184,632	$4,989	$2,111,507	$44,035

December 31, 2015

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$2,530	$83	$8,208	$539	$10,738	$622
Residential mortgage-backed securities and collateralized mortgage obligations	1,256,994	14,465	334,981	9,075	1,591,975	23,540
Total temporarily impaired securities	$1,259,524	$14,548	$343,189	$9,614	$1,602,713	$24,162

The unrealized losses on obligations of states and political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities for material rating or outlook changes. As of December 31, 2016, 88% of these securities were rated A3/A- or higher by rating agencies.  Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2016 are issued or guaranteed by government sponsored enterprises. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment.

Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, these investments are not considered other-than-temporarily impaired.

The following table presents the contractual maturities of investment securities at December 31, 2016:

(in thousands)	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$1,465	$1,467	$—	$—
Over three months through twelve months	791	797	2	2
After one year through five years	82,699	83,627	—	—
After five years through ten years	418,763	421,222	10	10
After ten years	2,230,377	2,192,137	4,204	5,205
Other investment securities	1,959	1,970	—	—
	$2,736,054	$2,701,220	$4,216	$5,217

The following table presents the gross realized gains and gross realized losses on the sale of securities available for sale for the years ended December 31, 2016, 2015 and 2014:

(in thousands)	2016		2015		2014
	Gains	Losses	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$—	$—	$13	$—	$—	$—
Obligations of states and political subdivisions	971	—	631	—	3	1
Residential mortgage-backed securities and collateralized mortgage obligations	270	383	3,119	841	2,902	—
	$1,241	$383	$3,763	$841	$2,905	$1

The following table presents, as of December 31, 2016, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$514	$521
To state and local governments to secure public deposits	1,064,103	1,059,453
Other securities pledged principally to secure repurchase agreements	498,160	490,879
Total pledged securities	$1,562,777	$1,550,853

Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of December 31, 2016 and 2015:

(in thousands)	December 31,	December 31,
	2016	2015
Commercial real estate
Non-owner occupied term, net	$3,330,442	$3,226,836
Owner occupied term, net	2,599,055	2,582,874
Multifamily, net	2,858,956	3,151,516
Construction & development, net	463,625	271,119
Residential development, net	142,984	99,459
Commercial
Term, net	1,508,780	1,408,676
LOC & other, net	1,116,259	1,036,733
Leases and equipment finance, net	950,588	729,161
Residential
Mortgage, net	2,887,971	2,909,306
Home equity loans & lines, net	1,011,844	923,667
Consumer & other, net	638,159	527,189
Total loans, net of deferred fees and costs	$17,508,663	$16,866,536

The loan balances are net of deferred fees and costs of $67.7 million and $47.0 million as of December 31, 2016 and 2015, respectively. Net loans also include discounts on acquired loans of $41.3 million and $105.6 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, loans totaling $10.3 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $368.2 million and $540.4 million at December 31, 2016 and 2015, respectively. The carrying balance of purchased impaired loans was $280.4 million and $438.1 million at December 31, 2016 and 2015, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the year ended December 31, 2016, and 2015:

(in thousands)	Year Ended
	December 31,
	2016	2015
Balance, beginning of period	$132,829	$201,699
Accretion to interest income	(44,795)	(60,065)
Disposals	(18,290)	(32,586)
Reclassifications from nonaccretable difference	25,835	23,781
Balance, end of period	$95,579	$132,829

The following table presents the net investment in direct financing leases and loans as of December 31, 2016 and 2015:

(in thousands)	December 31,	December 31,
	2016	2015
Minimum lease payments receivable	$422,872	$345,495
Estimated guaranteed and unguaranteed residual values	70,199	38,447
Initial direct costs - net of accumulated amortization	13,978	12,336
Unearned income	(91,630)	(71,696)
Equipment finance loans, including unamortized deferred fees and costs	535,143	404,364
Accretable yield/purchase accounting adjustments	26	215
Net investment in direct financing leases and loans	950,588	729,161

Allowance for credit losses	(31,976)	(23,265)

Net investment in direct financing leases and loans	$918,612	$705,896

The following table presents the scheduled minimum lease payments receivable, excluding equipment finance loans, as of December 31, 2016:

(in thousands)
Year	Amount
2017	$137,201
2018	109,200
2019	76,061
2020	47,680
2021	25,215
Thereafter	27,515
$422,872

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes loans and leases sold by loan portfolio during the years ended December 31, 2016 and 2015:

(in thousands)	2016	2015
Commercial real estate
Non-owner occupied term, net	$20,693	$7,955
Owner occupied term, net	33,986	49,991
Multifamily, net	129,879	435
Commercial
Term, net	11,849	6,212
LOC & other, net	—	750
Leases and equipment finance, net	26,851	—
Residential
Mortgage, net	239,196	201,081
Total	$462,454	$266,424

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

Risk factors may be changed periodically based on management's evaluation of the following factors: loss experience; changes in the level of non-performing loans and leases; regulatory exam results; changes in the level of adversely classified loans and leases; improvement or deterioration in economic conditions; and any other factors deemed relevant.

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

Management believes that the ALLL was adequate as of December 31, 2016. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

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

Activity in the Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the years ended December 31, 2016 and 2015:

(in thousands)	December 31, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$54,293	$47,487	$22,017	$6,525	$130,322
Charge-offs	(3,137)	(35,545)	(1,885)	(9,356)	(49,923)
Recoveries	1,958	4,995	1,028	3,930	11,911
Provision (recapture)	(5,319)	41,903	(3,214)	8,304	41,674
Balance, end of period	$47,795	$58,840	$17,946	$9,403	$133,984

	December 31, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$55,184	$41,216	$15,922	$3,845	$116,167
Charge-offs	(6,797)	(20,247)	(970)	(7,557)	(35,571)
Recoveries	2,682	5,001	641	4,813	13,137
Provision	3,224	21,517	6,424	5,424	36,589
Balance, end of period	$54,293	$47,487	$22,017	$6,525	$130,322

The valuation allowance on purchased impaired loans was increased by provision expense, which includes amounts related to subsequent deterioration of purchased impaired loans of $1.4 million for the year ended December 31, 2016, and $2.1 million for the year ended December 31, 2015, respectively. The increase due to the provision expense of the valuation allowance on purchased impaired loans was offset by recaptured provision of $1.1 million for the year ended December 31, 2016, and $2.9 million for the year ended December 31, 2015, respectively.

The following table presents the allowance and recorded investment in loans and leases by portfolio segment and balances individually or collectively evaluated for impairment as of December 31, 2016 and 2015:

(in thousands)	December 31, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$44,205	$58,515	$17,353	$9,345	$129,418
Individually evaluated for impairment	859	8	—	—	867
Loans acquired with deteriorated credit quality	2,731	317	593	58	3,699
Total	$47,795	$58,840	$17,946	$9,403	$133,984
Loans and leases:
Collectively evaluated for impairment	$9,124,422	$3,555,660	$3,856,658	$637,563	$17,174,303
Individually evaluated for impairment	39,998	13,976	—	—	53,974
Loans acquired with deteriorated credit quality	230,642	5,991	43,157	596	280,386
Total	$9,395,062	$3,575,627	$3,899,815	$638,159	$17,508,663

(in thousands)	December 31, 2015
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$51,316	$46,710	$21,215	$6,423	$125,664
Individually evaluated for impairment	281	507	—	—	788
Loans acquired with deteriorated credit quality	2,696	270	802	102	3,870
Total	$54,293	$47,487	$22,017	$6,525	$130,322
Loans and leases:
Collectively evaluated for impairment	$8,962,565	$3,120,423	$3,769,106	$524,225	$16,376,319
Individually evaluated for impairment	31,408	20,705	—	—	52,113
Loans acquired with deteriorated credit quality	337,831	33,442	63,867	2,964	438,104
Total	$9,331,804	$3,174,570	$3,832,973	$527,189	$16,866,536

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the RUC and unfunded commitments for the years ended December 31, 2016 and 2015:

(in thousands)	December 31, 2016	December 31, 2015
Balance, beginning of period	$3,574	$3,539
Net charge to other expense	37	35
Balance, end of period	$3,611	$3,574

(in thousands)
Total
Unfunded loan and lease commitments:
December 31, 2016	$4,192,059
December 31, 2015	$3,723,520

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following table summarizes our non-accrual loans and leases and loans and leases past due by loan and lease class as of December 31, 2016 and December 31, 2015:

(in thousands)	December 31, 2016
	Greater Than	60 to 89	Greater Than				Total
	30 to 59 Days	Days	90 Days and	Total	Non-	Current &	Loans
	Past Due	Past Due	Accruing	Past Due	accrual	Other(1)	and Leases
Commercial real estate
Non-owner occupied term, net	$718	$1,027	$1,047	$2,792	$2,100	$3,325,550	$3,330,442
Owner occupied term, net	974	4,539	1	5,514	4,391	2,589,150	2,599,055
Multifamily, net	—	—	—	—	476	2,858,480	2,858,956
Construction & development, net	—	—	—	—	—	463,625	463,625
Residential development, net	—	—	—	—	—	142,984	142,984
Commercial
Term, net	319	233	—	552	6,880	1,501,348	1,508,780
LOC & other, net	1,673	27	—	1,700	4,998	1,109,561	1,116,259
Leases and equipment finance, net	5,343	6,865	1,808	14,016	8,920	927,652	950,588
Residential
Mortgage, net(2)	10	3,114	33,703	36,827	—	2,851,144	2,887,971
Home equity loans & lines, net	289	848	2,080	3,217	—	1,008,627	1,011,844
Consumer & other, net	3,261	1,185	587	5,033	—	633,126	638,159
Total, net of deferred fees and costs	$12,587	$17,838	$39,226	$69,651	$27,765	$17,411,247	$17,508,663

(1)Other includes purchased credit impaired loans of $280.4 million.
(2)Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $10.9 million at December 31, 2016.

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

(1)Other includes purchased credit impaired loans of $438.1 million.
(2)Includes government guaranteed GNMA mortgage loans that Umpqua has the right but no the obligation to repurchase that are past due 90 days or more, totaling $19.2 million at December 31, 2015.

Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans, which are also considered impaired loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral dependent loans.  Therefore, the non-accrual loans as of December 31, 2016 have already been written-down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

The following tables summarize our impaired loans by loan class for the years ended December 31, 2016 and 2015:

(in thousands)	December 31, 2016
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$19,797	$278	$19,116	$524
Owner occupied term, net	8,467	1,768	6,445	131
Multifamily, net	4,015	476	3,520	123
Construction & development, net	1,091	—	1,091	9
Residential development, net	7,304	—	7,304	72
Commercial
Term, net	16,875	5,982	3,239	8
LOC & other, net	8,279	4,755	—	—
Total, net of deferred fees and costs	$65,828	$13,259	$40,715	$867

(in thousands)	December 31, 2015
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$11,944	$1,946	$9,548	$91
Owner occupied term, net	6,863	4,340	2,459	20
Multifamily, net	3,519	—	3,519	49
Construction & development, net	1,704	—	1,704	31
Residential development, net	7,889	—	7,891	90
Commercial
Term, net	22,795	14,788	2,932	283
LOC & other, net	3,470	664	2,322	224
Total, net of deferred fees and costs	$58,184	$21,738	$30,375	$788

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the years ended December 31, 2016 and 2015:

(in thousands)	December 31, 2016		December 31, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$14,766	$530	$21,668	$677
Owner occupied term, net	6,475	146	12,233	232
Multifamily, net	3,971	121	3,579	123
Construction & development, net	1,532	72	1,214	62
Residential development, net	7,666	315	8,634	338
Commercial
Term, net	16,843	217	21,215	178
LOC & other, net	3,851	60	6,183	152
Residential
Home equity loans & lines, net	—	—	—	7
Total, net of deferred fees and costs	$55,104	$1,461	$74,726	$1,769

The impaired loans for which these interest income amounts were recognized primarily relate to accruing restructured loans.

Credit Quality Indicators

As previously noted, the Bank's risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk.  The Bank differentiates its lending portfolios into homogeneous loans and leases and non-homogeneous loans and leases. Homogeneous loans and leases are not risk rated until they are greater than 30 days past due, and risk rating is based on the past due status of the loan or lease. The 10 risk rating categories can be generally described by the following groupings for loans and leases:

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

Special Mention—A special mention loan or lease, risk rated 7, has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institution's credit position at some future date. They contain unfavorable characteristics and are generally undesirable. Loans and leases in this category are currently protected but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of a substandard classification. A special mention loan or lease has potential weaknesses, which if not checked or corrected, weaken the asset or inadequately protect the Bank's position at some future date. For commercial and commercial real estate homogeneous loans and leases to be classified as special mention, risk rated 7, the loan or lease is greater than 30 to 59 days past due from the required payment date at month-end. Residential and consumer and other homogeneous loans are risk rated 7, when the loan is greater than 30 to 89 days past due from the required payment date at month-end.

Substandard—A substandard asset, risk rated 8, is inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. Loans and leases are classified as substandard when they have unsatisfactory characteristics causing unacceptable levels of risk. A substandard loan or lease normally has one or more well-defined weaknesses that could jeopardize repayment of the debt. The likely need to liquidate assets to correct the problem, rather than repayment from successful operations is the key distinction between special mention and substandard. Commercial and commercial real estate homogeneous loans and leases that are classified as a substandard loan or lease, risk rated 8, when the loan or lease 60 to 89 days past due from the required payment date at month-end. Residential and consumer and other homogeneous loans are classified as a substandard loan, risk rated 8, when an open-end loan is 90 to 180 days past due from the required payment date at month-end or when a closed-end loan 90 to 120 days is past due from the required payment date at month-end.

Doubtful—Loans or leases classified as doubtful, risk rated 9, have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work towards strengthening of the asset, classification as a loss (and immediate charge-off) is deferred until more exact status may be determined. Pending factors include proposed merger, acquisition, liquidation procedures, capital injection, and perfection of liens on additional collateral and refinancing plans. In certain circumstances, a doubtful rating will be temporary, while the Bank is awaiting an updated collateral valuation. In these cases, once the collateral is valued and appropriate margin applied, the remaining un-collateralized portion will be charged-off. The remaining balance, properly margined, may then be upgraded to substandard, however must remain on non-accrual.  Commercial and commercial real estate homogeneous doubtful loans or leases, risk rated 9, are 90 to 179 days past due from the required payment date at month-end.

Loss—Loans or leases classified as loss, risk rated 10, are considered un-collectible and of such little value that the continuance as an active Bank asset is not warranted. This rating does not mean that the loan or lease has no recovery or salvage value, but rather that the loan or lease should be charged-off now, even though partial or full recovery may be possible in the future. For a commercial or commercial real estate homogeneous loss loan or lease to be risk rated 10, the loan or lease is 180 days and more past due from the required payment date. These loans are generally charged-off in the month in which the 180 day time period elapses. Residential, consumer and other homogeneous loans are risk rated 10, when a closed-end loan becomes past due 120 cumulative days or when an open-end retail loan that becomes past due 180 cumulative days from the contractual due date.   These loans are generally charged-off in the month in which the 120 or 180 day period elapses.

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

The following table summarizes our internal risk rating by loan and lease class for the loan and lease portfolio, including purchased credit impaired loans, as of December 31, 2016 and December 31, 2015:

(in thousands)	December 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,205,241	$55,194	$48,699	$1,368	$546	$19,394	$3,330,442
Owner occupied term, net	2,466,247	75,189	46,781	972	1,653	8,213	2,599,055
Multifamily, net	2,828,370	11,903	14,687	—	—	3,996	2,858,956
Construction & development, net	458,328	1,712	2,494	—	—	1,091	463,625
Residential development, net	134,491	—	1,189	—	—	7,304	142,984
Commercial
Term, net	1,458,699	15,716	24,678	119	347	9,221	1,508,780
LOC & other, net	1,063,305	10,565	37,387	3	244	4,755	1,116,259
Leases and equipment finance, net	927,378	5,614	6,866	9,752	978	—	950,588
Residential
Mortgage, net(2)	2,830,547	1,803	53,607	—	2,014	—	2,887,971
Home equity loans & lines, net	1,006,647	1,490	2,727	—	980	—	1,011,844
Consumer & other, net	633,098	4,446	527	—	88	—	638,159
Total, net of deferred fees and costs	$17,012,351	$183,632	$239,642	$12,214	$6,850	$53,974	$17,508,663

(1) The percentage of impaired loans classified as pass/watch, special mention, substandard and doubtful was 8.1%, 6.5%, 82.5%, and 2.9%, respectively, as of December 31, 2016.
(2)Includes government guaranteed GNMA mortgage loans that Umpqua has the right but no the obligation to repurchase that are past due 90 days or more, totaling $10.9 million at December 31, 2016, which is included in the substandard category.

(in thousands)	December 31, 2015
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,033,962	$92,038	$88,793	$270	$279	$11,494	$3,226,836
Owner occupied term, net	2,454,326	54,684	65,029	675	1,361	6,799	2,582,874
Multifamily, net	3,121,099	7,626	19,272	—	—	3,519	3,151,516
Construction & development, net	262,759	4,532	2,124	—	—	1,704	271,119
Residential development, net	89,706	507	1,355	—	—	7,891	99,459
Commercial
Term, net	1,356,675	13,620	20,463	36	162	17,720	1,408,676
LOC & other, net	998,603	19,183	15,959	1	1	2,986	1,036,733
Leases and equipment finance, net	716,190	3,849	3,499	4,889	734	—	729,161
Residential
Mortgage, net(2)	2,871,423	3,557	21,195	—	13,131	—	2,909,306
Home equity loans & lines, net	917,919	2,189	803	—	2,756	—	923,667
Consumer & other, net	522,339	4,174	458	—	218	—	527,189
Total, net of deferred fees and costs	$16,345,001	$205,959	$238,950	$5,871	$18,642	$52,113	$16,866,536

(1) The percentage of impaired loans classified as pass/watch, special mention, and substandard was 5.0%, 4.6%, and 90.4%, respectively, as of December 31, 2015.
(2)Includes government guaranteed GNMA mortgage loans that Umpqua has the right but no the obligation to repurchase that are past due 90 days or more, totaling $19.2 million at December 31, 2015, which is included in the substandard category.

Troubled Debt Restructurings

At December 31, 2016 and December 31, 2015, impaired loans of $40.7 million and $31.4 million were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were no available commitments for troubled debt restructurings outstanding as of December 31, 2016 and 2015.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of December 31, 2016 and December 31, 2015:

(in thousands)	December 31, 2016
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$30,563	$—	$30,563
Commercial, net	3,054	3,345	6,399
Residential, net	7,050	—	7,050
Total, net of deferred fees and costs	$40,667	$3,345	$44,012

(in thousands)	December 31, 2015
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$21,185	$1,324	$22,509
Commercial, net	5,253	8,528	13,781
Residential, net	4,917	—	4,917
Total, net of deferred fees and costs	$31,355	$9,852	$41,207

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The following tables present newly restructured loans that occurred during the years ended December 31, 2016 and 2015:

(in thousands)	December 31, 2016
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate, net	$—	$—	$—	$—	$15,193	$15,193
Commercial, net	—	—	—	—	4,600	4,600
Residential, net	—	—	—	—	2,882	2,882
Consumer & other, net	—	—	—	—	77	77
Total, net of deferred fees and costs	$—	$—	$—	$—	$22,752	$22,752

	December 31, 2015
	Rate	Term	Interest Only	Payment	Combination
	Modifications	Modifications	Modifications	Modifications	Modifications	Total
Commercial real estate, net	$—	$—	$—	$—	$4,723	$4,723
Commercial, net	—	—	—	—	8,388	8,388
Residential, net	—	74	—	122	3,990	4,186
Consumer & other, net	—	—	—	—	—	—
Total, net of deferred fees and costs	$—	$74	$—	$122	$17,101	$17,297

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.

There were $926,000 financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the year ended December 31, 2016. There were $434,000 financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the year ended December 31, 2015.

Note 6–Premises and Equipment
The following table presents the major components of premises and equipment at December 31, 2016 and 2015:

(in thousands)			Estimated useful life
	2016	2015
Land	$43,820	$45,762
Buildings and improvements	229,341	232,635	7-39 years
Furniture, fixtures and equipment	142,265	156,031	4-20 years
Software	78,669	70,195	3-7 years
Construction in progress and other	23,104	13,781
Total premises and equipment	517,199	518,404
Less: Accumulated depreciation and amortization	(213,317)	(189,670)
Premises and equipment, net	$303,882	$328,734
Depreciation expense totaled $51.8 million, $47.6 million and $36.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Umpqua's subsidiaries have entered into a number of non-cancelable lease agreements with respect to premises and equipment. See Note 18 for more information regarding rent expense, net of rental income, and minimum annual rental commitments under non-cancelable lease agreements.

Note 7–Goodwill and Other Intangible Assets
The following table summarizes the changes in the Company's goodwill and other intangible assets for the years ended December 31, 2014, 2015 and 2016. Goodwill and all other intangible assets are related to the Community Banking segment.

(in thousands)	Goodwill
		Accumulated
	Gross	Impairment	Total
Balance, December 31, 2013	$877,239	$(112,934)	$764,305
Net additions	1,021,920	—	1,021,920
Balance, December 31, 2014	1,899,159	(112,934)	1,786,225
Net additions	1,568	—	1,568
Balance, December 31, 2015	1,900,727	(112,934)	1,787,793
Reductions	—	(142)	(142)
Balance, December 31, 2016	$1,900,727	$(113,076)	$1,787,651

	Other Intangible Assets
		Accumulated
	Gross	Amortization	Net
Balance, December 31, 2013	$58,909	$(46,531)	$12,378
Net additions	54,562	—	54,562
Amortization	—	(10,207)	(10,207)
Balance, December 31, 2014	113,471	(56,738)	56,733
Amortization	—	(11,225)	(11,225)
Balance, December 31, 2015	113,471	(67,963)	45,508
Amortization	—	(8,622)	(8,622)
Balance, December 31, 2016	$113,471	$(76,585)	$36,886
Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Goodwill additions of $1.0 billion in 2014 relate to the Sterling Merger and the additions to goodwill in 2015 of $1.6 million relates to correcting immaterial errors in acquisition accounting adjustments. The reduction of goodwill in 2016 of $142,000 relates to a goodwill impairment loss recognized during the first quarter related to a small subsidiary that is winding down operations.

Intangible asset additions in 2014 relate to the Sterling Merger and represent the value of core deposits, which includes all deposits except certificates of deposit. Core deposit intangible asset values were determined by an analysis of the cost differential between the core deposits inclusive of estimated servicing costs and alternative funding sources. The core deposit intangible recorded in connection with the Merger will be amortized on an accelerated basis over a period of 10 years. No impairment losses separate from the scheduled amortization have been recognized in the periods presented. The Company conducted its annual evaluation of goodwill for impairment at both December 31, 2016 and 2015, respectively. The Company assessed qualitative factors to determine whether the existence of events and circumstances indicated that it is more likely than not that the indefinite-lived intangible asset is impaired, and determined no factors indicated any additional impairment. Based on this analysis, no further testing was determined to be necessary.

The table below presents the forecasted amortization expense for intangible assets at December 31, 2016:

(in thousands)	Expected
Year	Amortization
2017	$6,756
2018	6,166
2019	5,618
2020	4,986
2021	4,520
Thereafter	8,840
$36,886

Note 8 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR") for the years ended December 31, 2016, 2015 and 2014:

(in thousands)	2016	2015	2014
Balance, beginning of period	$131,817	$117,259	$47,765
Acquired/purchased MSR	—	—	62,770
Additions for new MSR capitalized	37,082	35,284	23,311
Changes in fair value:
Due to changes in model inputs or assumptions(1)	7,873	(380)	(5,757)
Other(2)	(33,799)	(20,346)	(10,830)
Balance, end of period	$142,973	$131,817	$117,259

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of December 31, 2016, 2015 and 2014 is as follows:

(dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Balance of loans serviced for others	$14,327,368	$13,047,266	$11,590,310
MSR as a percentage of serviced loans	1.00%	1.01%	1.01%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue on the Consolidated Statements of Income, was $35.3 million, $28.0 million, and $20.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Key assumptions used in measuring the fair value of MSR as of December 31 were as follows:

	2016	2015	2014
Constant prepayment rate	11.43%	11.70%	12.39%
Discount rate	9.69%	9.68%	9.17%
Weighted average life (years)	6.6	6.5	6.4

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of December 31, 2016 and December 31, 2015 is as follows:

	December 31, 2016	December 31, 2015
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(6,075)	$(5,337)
Effect on fair value of a 20% adverse change	$(11,720)	$(10,283)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(5,817)	$(4,936)
Effect on fair value of a 200 basis point adverse change	$(11,118)	$(9,494)

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

Note 9 – Other Real Estate Owned, Net

The following table presents the changes in other real estate owned ("OREO") for the years ended December 31, 2016, 2015 and 2014:

(in thousands)	2016	2015	2014
Balance, beginning of period	$22,307	$37,942	$23,935
Additions to OREO due to acquisition	—	—	8,666
Additions to OREO	5,888	9,062	24,873
Dispositions of OREO	(19,738)	(21,915)	(15,804)
Valuation adjustments in the period	(1,719)	(2,782)	(3,728)
Balance, end of period	$6,738	$22,307	$37,942

As of December 31, 2016, 2015 and 2014, the Company had valuation allowances on its OREO balances of $365,000, $4.1 million, and $5.6 million, respectively. Valuation allowances on OREO balances are based on updated appraisals of the underlying properties as received during a period or management's authorization to reduce the selling price of a property during the period. As of December 31, 2016 and 2015, Umpqua had $1.6 million and $2.2 million, respectively, of foreclosed residential real estate property held as other real estate owned. Umpqua's recorded investment in consumer mortgage loans collateralized by residential real estate property in process of foreclosure was $10.7 million and $5.3 million as of December 31, 2016 and 2015, respectively.

Note 10 - Other Assets
Other assets consisted of the following at December 31, 2016 and 2015:

(in thousands)	2016	2015
Accrued interest receivable	$56,042	$52,835
Derivative assets	47,501	43,549
Low-income housing tax credit investments	23,021	14,782
Prepaid expenses	19,013	15,021
Investment in unconsolidated trust subsidiaries	14,277	14,277
Commercial servicing asset	6,391	7,944
Income taxes receivable	4,841	10,715
Other	56,551	44,228
Total	$227,637	$203,351

The Company invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investments using the proportional amortization method; amortization of the investment in qualified affordable housing projects is recorded in the provision for income taxes together with the tax credits and benefits received. The Company recognized $1.8 million as a component of income tax expense for the year ended December 31, 2016 and recognized $2.4 million in affordable housing tax credits and other tax benefits during the year. The Company recognized $1.7 million as a component of income tax expense for the year ended December 31, 2015 and recognized $1.3 million in affordable housing tax credits and other tax benefits during the year. The Company has federal low income housing tax credit carryforwards of $7.9 million and $7.7 million as of December 31, 2016 and 2015, respectively. The Company's remaining capital commitments to these partnerships at December 31, 2016 and 2015 were approximately $12.7 million and $7.1 million, respectively. Such amounts are included in other liabilities on the consolidated balance sheets.

Note 11 – Income Taxes

The following table presents the components of income tax provision included in the Consolidated Statements of Income for the years ended December 31:

(in thousands)	Current	Deferred	Total
YEAR ENDED DECEMBER 31, 2016:
Federal	$8,003	$102,031	$110,034
State	9,106	13,619	22,725
	$17,109	$115,650	$132,759
YEAR ENDED DECEMBER 31, 2015:
Federal	$22,914	$81,267	$104,181
State	1,708	18,699	20,407
	$24,622	$99,966	$124,588
YEAR ENDED DECEMBER 31, 2014:
Federal	$1,968	$70,583	$72,551
State	1,045	9,444	10,489
	$3,013	$80,027	$83,040

The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate for the years ended December 31:

	2016	2015	2014
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State tax, net of Federal income tax	4.0%	4.0%	3.5%
Tax-exempt income	(1.8)%	(1.8)%	(2.5)%
BOLI	(0.9)%	(1.1)%	(1.6)%
Tax credits	(0.3)%	(0.1)%	(0.8)%
Nondeductible merger expenses	—%	—%	1.2%
Other	0.3%	(0.1)%	1.2%
Effective income tax rate	36.3%	35.9%	36.0%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax assets recorded on the consolidated balance sheets as of December 31:

(in thousands)	2016	2015
DEFERRED TAX ASSETS:
Allowance for loan and lease losses	$52,360	$54,048
Net operating loss carryforwards	48,121	137,302
Accrued severance and deferred compensation	25,565	28,893
Tax credits	21,037	15,778
Loan discount	16,623	40,068
Other	43,147	32,350
Total gross deferred tax assets	206,853	308,439

DEFERRED TAX LIABILITIES:
Residential mortgage servicing rights	57,858	54,112
Fair market value adjustment on preferred securities	45,958	48,407
Deferred loan fees	23,800	13,731
Intangibles	18,710	17,417
Other	25,115	35,600
Total gross deferred tax liabilities	171,441	169,267

Valuation allowance	(1,090)	(1,090)

Net deferred tax assets	$34,322	$138,082

In 2014, the Company acquired a $276.8 million net deferred tax asset before acquisition accounting adjustments in the Sterling merger, including $238.4 million of federal and state NOL and tax credit carry-forwards. The Merger triggered an "ownership change" as defined in Section 382 of the Internal Revenue Service Code ("Section 382"). As a result of being subject to Section 382, the Company will be limited in the amount of NOL carry-forwards that can be used annually to offset future taxable income. The Company believes it is more likely than not that it will be able to fully realize the benefit of its federal NOL carry-forwards. The Company also believes that it is more likely than not that the benefit from certain state NOL and tax credit carry-forwards will not be realized and therefore has provided a valuation allowance of $1.1 million as of December 31, 2016 and $1.1 million as of December 31, 2015 on the deferred tax assets relating to these state NOL and tax credit carry-forwards. The Company has determined that no other valuation allowance for the remaining deferred tax assets is required as management believes it is more likely than not that the remaining gross deferred tax assets of $205.8 million and

$307.3 million at December 31, 2016 and 2015, respectively, will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.

The tax credits consist of state tax credits of $5.6 million and $6.6 million at December 31, 2016 and 2015, respectively, and federal low income housing and alternative minimum tax credits of $15.4 million and $9.1 million at December 31, 2016 and 2015, respectively. The state tax credits will be utilized to offset future state income taxes. Most of the state tax credits benefit a five-year period, with an eight-year carry-forward allowed. Federal low income housing credits have a twenty-year carry forward and the alternative minimum tax credits may be carried forward indefinitely.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the majority of states and Canada. The Company is no longer subject to U.S. federal tax examinations for years before 2013, and no longer subject to other state tax authorities examinations for years before 2012, except in California, for years before 2005, and for Canadian tax authority examinations for years before 2013.

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

The Company had gross unrecognized tax benefits in the amounts of $3.0 million and $2.9 million recorded as of December 31, 2016 and 2015, respectively. If recognized, the unrecognized tax benefit would reduce the 2016 annual effective tax rate by 1%. During 2016, the Company recognized a benefit of $74,000 in interest reversed primarily due to the lapse of statute of limitations. During 2015, the Company accrued $29,000 of interest related to unrecognized tax benefits. Interest on unrecognized tax benefits is reported by the Company as a component of tax expense. As of December 31, 2016 and 2015, the accrued interest related to unrecognized tax benefits is $354,000 and $428,000, respectively.

Detailed below is a reconciliation of the Company's unrecognized tax benefits, gross of any related tax benefits, for the years ended December 31, 2016 and 2015, respectively:

(in thousands)	2016	2015
Balance, beginning of period	$2,888	$2,671
Changes for tax positions of current year	118	178
Changes for tax positions of prior years	561	574
Lapse of statute of limitations	(561)	(535)
Balance, end of period	$3,006	$2,888

Note 12 – Interest Bearing Deposits

The following table presents the major types of interest bearing deposits at December 31, 2016 and 2015:

(in thousands)	2016	2015
Interest bearing demand	$2,296,532	$2,157,376
Money market	6,932,717	6,599,516
Savings	1,325,757	1,136,809
Time, $100,000 and over	1,702,982	1,604,446
Time less than $100,000	901,528	890,451
Total interest bearing deposits	$13,159,516	$12,388,598

As of December 31, 2016 and 2015, the Company had time deposits of $799.5 million and $689.3 million, respectively, that meet or exceed the FDIC insurance limit. The following table presents the scheduled maturities of time deposits as of December 31, 2016:

(in thousands)
Year	Amount
2017	$1,576,506
2018	377,011
2019	173,733
2020	138,439
2021	332,904
Thereafter	5,917
Total time deposits	$2,604,510

The following table presents the remaining maturities of time deposits of $100,000 or more as of December 31, 2016:

(in thousands)	Amount
Three months or less	$388,543
Over three months through six months	204,130
Over six months through twelve months	456,933
Over twelve months	653,376
Time, $100,000 and over	$1,702,982

Note 13 – Securities Sold Under Agreements To Repurchase

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2016 and 2015:

(dollars in thousands)		Weighted	Carrying	Market
		Average	Value of	Value of
	Repurchase	Interest	Underlying	Underlying
	Amount	Rate	Assets	Assets
December 31, 2016	$352,948	0.01%	$409,927	$409,927
December 31, 2015	$304,560	0.02%	$402,003	$402,003

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $333.9 million, $321.1 million, and $189.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The maximum amount outstanding at any month end for the years ended December 31, 2016, 2015 and 2014, was $360.2 million, $334.6 million, and $313.3 million, respectively. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.

Note 14 – Federal Funds Purchased

At December 31, 2016 and 2015, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $5.9 billion at December 31, 2016 subject to certain collateral requirements. The Bank had available lines of credit with the Federal Reserve totaling $348.0 million subject to certain collateral requirements, namely the amount of certain pledged loans at December 31, 2016. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at December 31, 2016. At December 31, 2016, the lines of credit had interest rates ranging from 0.6% to 1.3%. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Note 15 – Term Debt

The Bank had outstanding secured advances from the FHLB and other creditors at December 31, 2016 and 2015 with carrying values of $852.4 million and $888.8 million, respectively.
The following table summarizes the future contractual maturities of borrowed funds as of December 31, 2016:

(in thousands)
Year	Amount
2017	$255,000
2018	50,000
2019	—
2020	150,000
2021	390,000
Thereafter	5,146
Total borrowed funds	$850,146	(1)
(1) Amount shows contractual borrowings, excluding acquisition accounting adjustments.

The maximum amount outstanding from the FHLB under term advances at a month end during 2016 was $900.2 million and during 2015 was $1.0 billion. The average balance outstanding during 2016 was $894.2 million and during 2015 was $919.1 million. The average contractual interest rate on the borrowings was 1.7% in 2016 and 1.9% in 2015. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. The Bank has pledged as collateral for these secured advances all FHLB stock, all funds on deposit with the FHLB, and its investments and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

Note 16 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of December 31, 2016:

(dollars in thousands)
Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$15,764	Floating rate, LIBOR plus 3.35%, adjusted quarterly	5.54%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	23,808	Floating rate, LIBOR plus 3.45%, adjusted quarterly	5.65%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	7,504	Floating rate, LIBOR plus 2.85%, adjusted quarterly	5.12%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	7,458	Floating rate, LIBOR plus 2.85%, adjusted quarterly	5.31%	March 2034
Umpqua Master Trust I	August 2007	41,238	25,061	Floating rate, LIBOR plus 1.35%, adjusted quarterly	3.81%	September 2037
Umpqua Master Trust IB	September 2007	20,619	14,368	Floating rate, LIBOR plus 2.75%, adjusted quarterly	5.33%	December 2037
Sterling Capital Trust III	April 2003	14,433	11,513	Floating rate, LIBOR plus 3.25%, adjusted quarterly	5.18%	April 2033
Sterling Capital Trust IV	May 2003	10,310	8,138	Floating rate, LIBOR plus 3.15%, adjusted quarterly	5.14%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	16,305	Floating rate, LIBOR plus 3.25%, adjusted quarterly	5.37%	June 2033
Sterling Capital Trust VI	June 2003	10,310	8,107	Floating rate, LIBOR plus 3.20%, adjusted quarterly	5.29%	September 2033
Sterling Capital Trust VII	June 2006	56,702	35,640	Floating rate, LIBOR plus 1.53%, adjusted quarterly	3.96%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	32,670	Floating rate, LIBOR plus 1.63%, adjusted quarterly	4.09%	December 2036
Sterling Capital Trust IX	July 2007	46,392	28,384	Floating rate, LIBOR plus 1.40%, adjusted quarterly	3.67%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	7,269	Floating rate, LIBOR plus 3.15%, adjusted quarterly	5.29%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	6,793	Floating rate, LIBOR plus 1.80%, adjusted quarterly	4.19%	June 2035
Klamath First Capital Trust I	July 2001	15,464	13,427	Floating rate, LIBOR plus 3.75%, adjusted semiannually	5.58%	July 2031
		379,390	262,209
AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	6,050	10.875%	8.62%	March 2030
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,702	10.200%	8.54%	February 2031
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,110	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.78%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	29,953	Floating rate, LIBOR plus 2.95%, adjusted quarterly	3.23%	September 2033
CIB Capital Trust	November 2002	10,310	11,000	Floating rate, LIBOR plus 3.45%, adjusted quarterly	3.68%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	4.47%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	4.59%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.78%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.78%	September 2033
		96,037	100,931
	Total	$475,427	$363,140

(1)
Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of December 31, 2016.

The Trusts are reflected as junior subordinated debentures in the Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Consolidated Balance Sheets, and totaled $14.3 million at December 31, 2016 and December 31, 2015. As of December 31, 2016, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments, the discounts will reverse over time in a manner similar to the effective interest rate method as if these instruments were accounted for under the amortized cost method. Losses recorded resulting from the change in the fair value of these instruments were $6.3 million, $6.3 million and $5.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 17 – Employee Benefit Plans

Employee Savings Plan-Substantially all of the Company's employees are eligible to participate in the Umpqua Bank 401(k) and Profit Sharing Plan (the "Umpqua 401(k) Plan"), a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company's Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. The Company's contributions charged to expense amounted to $7.3 million, $7.4 million, and $5.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Supplemental Retirement Plans-The Company has established the Umpqua Holdings Corporation Deferred Compensation & Supplemental Retirement Plan (the "DC/SRP"), a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Company's Board of Directors. The DC/SRP has two components, a supplemental retirement plan ("SRP") and a deferred compensation plan ("DCP"). The Company may make discretionary contributions to the SRP. For the years ended December 31, 2016, 2015 and 2014, the Company's matching contribution charged to expense for these supplemental plans totaled $142,000, $178,000, and $140,000, respectively. The SRP plan balances at December 31, 2016 and 2015 were $1.1 million and $889,000, respectively, and are recorded in other liabilities. Under the DCP, eligible officers may elect to defer up to 50% of their salary into a plan account. The DCP plan balance was $6.7 million and $4.9 million at December 31, 2016 and 2015, respectively. In addition, the Company has established a supplemental retirement plan for the Executive Chairman of the Board of Directors. The plan balance for this plan was $8.7 million as of both December 31, 2016 and 2015.
Acquired Plans- In connection with prior acquisitions, the Bank assumed liability for certain salary continuation, supplemental retirement, and deferred compensation plans for key employees, retired employees and directors of acquired institutions. Subsequent to the effective date of these acquisitions, no additional contributions were made to these plans. These plans are unfunded, and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee's death prior to or during retirement, the Bank in most cases is obligated to pay to the designated beneficiary the benefits set forth under the plans. At December 31, 2016 and 2015, liabilities recorded for the estimated present value of future plan benefits totaled $33.4 million and $36.1 million, respectively, and are recorded in other liabilities. For the years ended December 31, 2016, 2015 and 2014, expense recorded for these plan's benefits totaled $1.9 million, $1.1 million, and $2.9 million, respectively.

Rabbi Trusts-The Bank has established, for the DC/SRP plan noted above, and sponsors, for some deferred compensation plans assumed in connection with prior mergers, irrevocable trusts commonly referred to as "Rabbi Trusts." The trust assets (generally cash and trading assets) are consolidated in the Company's balance sheets and the associated liability (which equals the related asset balances) is included in other liabilities. The asset and liability balances related to these trusts as of December 31, 2016 and 2015 were $10.4 million and $9.6 million, respectively.

Bank-Owned Life Insurance-The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank's intent to hold these policies as a long-term investment. However, there will be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. At December 31, 2016 and 2015, the cash surrender value of these policies was $299.7 million and $291.9 million, respectively. At December 31, 2016 and 2015, the Bank also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $6.5 million and $6.2 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

Note 18 – Commitments and Contingencies

Lease Commitments — The Bank leases 258 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $38.5 million, $38.3 million, and $33.1 million. Rent expense was offset by rent income for the years ended December 31, 2016, 2015 and 2014 of $2.0 million, $1.4 million, and $512,000.

The following table sets forth, as of December 31, 2016, the future minimum lease payments under non-cancelable operating leases and future minimum income receivable under non-cancelable operating subleases:

(in thousands)	Lease	Sublease
Year	Payments	Income
2017	$32,765	$1,887
2018	29,557	1,634
2019	26,439	1,623
2020	22,005	1,574
2021	16,347	1,241
Thereafter	48,822	3,819
Total	$175,935	$11,778

 Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of December 31, 2016
Commitments to extend credit	$4,124,460
Forward sales commitments	$556,202
Commitments to originate loans held for sale	$432,514
Standby letters of credit	$67,599

The Bank is a party to financial instruments with off-balance-sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve elements of credit and interest-rate risk similar to the risk involved in on-

balance sheet items recognized in the Consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was required to perform on $150,000 of financial guarantees in connection with standby letters of credit during the year ended December 31, 2016 and was not required to perform on any financial guarantees in connection with standby letters of credit during the year ended December 31, 2015. At December 31, 2016, approximately $47.7 million of standby letters of credit expire within one year, and $19.9 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. During the year ended December 31, 2016, the Bank recorded approximately $818,000 in fees associated with standby letters of credit.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of December 31, 2016, the Company had a residential mortgage loan repurchase reserve liability of $1.3 million. For loans sold to GNMA, the Bank has a unilateral right but not the obligation to repurchase loans that are past due 90 days or more. As of December 31, 2016, the Bank has recorded a liability for the loans subject to this repurchase right of $10.9 million, and has recorded these loans as part of the loan portfolio as if we had repurchased these loans.

Legal Proceedings—The Bank owns 483,806 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.6483 per Class A share. As of December 31, 2016, the value of the Class A shares was $78.02 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $62.2 million as of December 31, 2016, and has not been reflected in the accompanying financial statements. The shares of Visa Inc. Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa Inc. may sell additional Class A shares and use the proceeds to settle litigation, thereby reducing the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On July 13, 2012, Visa, Inc. announced that it had entered into a memorandum of understanding obligating it to enter into a settlement agreement to resolve the multi-district interchange litigation brought by the class plaintiffs in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720 (JG) (JO) in the U.S. District Court for the Eastern District of New York. The claims originally were brought by a class of U.S. retailers in 2005.  The settlement was approved by the Court on December 13, 2013, and Visa's share of the settlement to be paid is estimated at $4.4 billion.  However, on June 30, 2016, the Second Circuit Court of Appeals vacated the class certification and reversed approval of the settlement in this action and remanded the case to the U.S. District Court for further proceedings.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company and its affiliates and subsidiaries. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision that could result in a material adverse change in the Company's consolidated financial condition or results of operations is reasonably probable.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 76% and 78% of the Bank's loan and lease portfolio at December 31, 2016 and December 31, 2015.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

Note 19 – Derivatives

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in 2016, 2015, and 2014.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2016, the Bank had commitments to originate mortgage loans held for sale totaling $432.5 million and forward sales commitments of $556.2 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

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

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are hedged by simultaneously entering into an offsetting interest rate swap that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of December 31, 2016, the Bank had 516 interest rate swaps with an aggregate notional amount of $2.3 billion related to this program. As of December 31, 2015, the Bank had 381 interest rate swaps with an aggregate notional amount of $1.9 billion related to this program.

In connection with the interest rate swap program with commercial customers, the Bank has agreements with its derivative counterparties that contain a provision where if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank also has agreements with its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements. Similarly, the Bank could be required to settle its obligations under certain of its agreements if specific regulatory events occur, such as if the Bank were issued a prompt corrective action directive or a cease and desist order, or if certain regulatory ratios fall below specified levels. If the Bank had breached any of these provisions at December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

As of December 31, 2016 and 2015, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $34.9 million and $40.2 million, respectively.  The Bank has collateral posting requirements for initial or variation margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $50.3 million and $58.7 million as of December 31, 2016 and 2015, respectively.

The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, the Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurements of its derivatives.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The following tables summarize the types of derivatives, separately by assets and liabilities and the fair values of such derivatives as of December 31, 2016 and December 31, 2015:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated	December 31,	December 31,	December 31,	December 31,
as hedging instrument	2016	2015	2016	2015
Interest rate lock commitments	$4,076	$3,631	$—	$—
Interest rate forward sales commitments	8,054	1,155	1,318	971
Interest rate swaps	34,701	38,567	34,871	40,238
Foreign currency derivative	670	196	874	305
Total	$47,501	$43,549	$37,063	$41,514

The following table summarizes the types of derivatives and the gains (losses) recorded during the years ended 2016, 2015, and 2014:

(in thousands)
Derivatives not designated	December 31,
as hedging instrument	2016	2015	2014
Interest rate lock commitments	$445	$763	$2,000
Interest rate forward sales commitments	(3,730)	(4,752)	(23,463)
Interest rate swaps	1,497	162	(3,232)
Foreign currency derivative	1,335	1,011	890
Total	$(453)	$(2,816)	$(23,805)

The Bank incorporates credit valuation adjustment ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of December 31, 2016 and 2015, the net CVA decreased the settlement values of the Bank's net derivative assets by $241,000 and $1.9 million, respectively. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The following table summarizes the derivatives that have a right of offset as of December 31, 2016 and December 31, 2015:

(in thousands)				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
December 31, 2016
Derivative Assets
Interest rate swaps	$34,701	$—	$34,701	$(11,225)	$—	$23,476
Foreign currency derivative	670	—	670	—	—	670
Derivative Liabilities
Interest rate swaps	$34,871	$—	$34,871	$(11,225)	$(23,646)	$—
Foreign currency derivative	874	—	874	—	—	874

December 31, 2015
Derivative Assets
Interest rate swaps	$38,567	$—	$38,567	$(198)	$—	$38,369
Foreign currency derivative	196	—	196	—	—	196
Derivative Liabilities
Interest rate swaps	$40,238	$—	$40,238	$(198)	$(40,040)	$—
Foreign currency derivative	305	—	305	—	—	305

Note 20 – Stock Compensation and Share Repurchase Plan
Stock-Based Compensation
The compensation cost related to stock options, restricted stock and restricted stock units granted to employees and included in salaries and employee benefits was $8.7 million, $13.6 million and $12.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. The total income tax benefit recognized related to stock-based compensation was $3.3 million, $5.2 million and $4.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. During the year ended December 31, 2014, vesting was accelerated for certain restricted stock units and stock options issued in connection with the Sterling Merger, resulting in $2.8 million of accelerated compensation expense which was recorded in merger related expense.
As of December 31, 2016, there was $34,000 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 0.64 years. As of December 31, 2016, there was $7.5 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.39 years. As of December 31, 2016, there was $1.6 million of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 0.94 years.

Stock Options
The following table summarizes information about stock option activity for the years ended December 31, 2016, 2015 and 2014:

(shares in thousands)	2016		2015		2014
	Options Outstanding	Weighted-Avg Exercise Price	Options Outstanding	Weighted-Avg Exercise Price	Options Outstanding	Weighted-Avg Exercise Price
Balance, beginning of period	472	$14.58	807	$16.80	981	$16.17
Granted/assumed	—	$—	—	$—	440	$12.12
Exercised	(219)	$11.95	(83)	$11.06	(572)	$11.93
Forfeited/expired	(34)	$24.19	(252)	$22.88	(42)	$19.28
Balance, end of period	219	$15.74	472	$14.58	807	$16.80
Options exercisable, end of period	211	$15.88	437	$14.78	676	$17.71

The following table summarizes information about outstanding stock options issued under all plans as of December 31, 2016:

(shares in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Options Exercisable	Weighted Avg. Exercise Price
$9.23 to $11.89	76	3.01	$11.50	76	$11.50
$11.98 to $15.50	93	3.39	$13.61	85	$13.75
$26.12	50	0.18	$26.12	50	$26.12
	219	2.52	$15.74	211	$15.88

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) as of December 31, 2016, was $1.0 million for options outstanding and $978,000 options exercisable.
The weighted average remaining contractual term of options exercisable was 2.4 years as of December 31, 2016.
The total intrinsic value of options exercised was $1.2 million, $535,000, and $3.1 million, in the years ended December 31, 2016, 2015 and 2014, respectively.
During the years ended December 31, 2016, 2015 and 2014, the amount of cash received from the exercise of stock options was $432,000, $195,000, and $4.6 million and total consideration was $2.6 million, $925,000, and $6.8 million, respectively.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. In 2014, there were stock options assumed in the Sterling Merger, however, no additional stock options were granted. There were no stock options granted in 2016 and 2015. The following weighted average assumptions were used to determine the fair value at the acquisition date of stock option grants assumed from the Sterling Merger during the year ended December 31, 2014:

2014
Dividend yield	3.25%
Expected life (years)	6.8
Expected volatility	31%
Risk-free rate	0.91%
Weighted average fair value of options on date of grant	$3.22
The above assumptions for 2016 and 2015 are not applicable as no stock options were granted in 2016 or 2015.

Restricted Shares
The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the year ended December 31:

(shares in thousands)	2016		2015		2014
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	1,376	$16.18	1,386	$15.39	992	$12.79
Granted	601	$14.46	639	$15.83	839	$17.33
Vested/released	(766)	$15.87	(516)	$14.58	(399)	$12.42
Forfeited/expired	(115)	$14.70	(133)	$15.22	(46)	$12.99
Balance, end of period	1,096	$15.61	1,376	$16.18	1,386	$15.39

The total fair value of restricted shares vested was $12.0 million, $8.6 million, and $7.1 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Stock Units
The Company granted restricted stock units in connection with the acquisition of Sterling as replacement awards, as well as part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers.  Restricted stock unit grants may be subject to performance-based vesting as well as other approved vesting conditions.  The total number of restricted stock units granted represents the maximum number of restricted stock units eligible to vest based upon the performance and service conditions set forth in the grant agreements.

The following table summarizes information about nonvested restricted stock units outstanding at December 31:

(shares in thousands)	2016		2015		2014
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	263	$18.58	675	$18.03	95	$10.41
Assumed	—	$—	—	$—	994	$18.58
Released	(137)	$18.58	(254)	$17.99	(342)	$16.91
Forfeited/expired	(48)	$18.58	(158)	$18.48	(72)	$18.58
Balance, end of period	78	$18.58	263	$18.58	675	$18.03

The total fair value of restricted stock units vested and released was $2.2 million, $4.4 million, and $4.8 million for the years ended December 31, 2016, 2015, and 2014 respectively.

For the years ended December 31, 2016, 2015 and 2014, the Company received income tax benefits of $5.9 million, $5.2 million, and $6.3 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units.

For the year ended December 31, 2016, the Company did not record a tax deficiency or benefit as a component of equity due to the application of ASU 2016-09. For the years ended December 31, 2015 and 2014, the Company had a net excess tax benefit resulting from tax deductions greater than the compensation cost recognized of $552,000 and $1.2 million, respectively. The tax deficiency or benefit is now recorded as income tax expense or benefit in the period the shares are vested.

Share Repurchase Plan- The Company's share repurchase plan, which was first approved by the Board and announced in August 2003, and amended in September 2011, authorized the repurchase of up to 15 million shares of common stock. In 2015, the Board extended the plan to run through July 31, 2017. As of December 31, 2016, a total of 10.8 million shares remained available for repurchase. The Company repurchased 635,000 shares under the repurchase plan in 2016, repurchased 571,000 shares under the repurchase plan in 2015, and repurchased no shares under the repurchase plan in 2014. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares. During the years ended December 31, 2016 and 2015, there were 154,000 and 52,000 shares tendered in connection with option exercises, respectively. Restricted shares cancelled to pay withholding taxes totaled 279,000 and 135,000 shares during the years ended December 31, 2016 and 2015, respectively. There were 49,000 restricted stock units cancelled to pay withholding taxes for the years ended December 31, 2016 and 86,000 in 2015.

Note 21 – Regulatory Capital

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's operations and financial statements. Under capital adequacy guidelines, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about risk components, asset risk weighting, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital and Tier 1 common to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2016, that the Company meets all capital adequacy requirements to which it is subject.

The Company's capital amounts and ratios, as calculated under regulatory guidelines of Basel III at December 31, 2016 and 2015 are presented in the following table:

(dollars in thousands)			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,707,693	14.72%	$1,471,577	8.00%	$1,839,471	10.00%
Umpqua Bank	$2,534,927	13.79%	$1,470,731	8.00%	$1,838,414	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$2,108,948	11.47%	$1,103,682	6.00%	$1,471,577	8.00%
Umpqua Bank	$2,397,449	13.04%	$1,103,048	6.00%	$1,470,731	8.00%
Tier 1 Common
(to Risk Weighted Assets)
Consolidated	$2,108,948	11.47%	$827,762	4.50%	$1,195,656	6.50%
Umpqua Bank	$2,397,449	13.04%	$827,286	4.50%	$1,194,969	6.50%
Tier 1 Capital
(to Average Assets)
Consolidated	$2,108,948	9.21%	$915,917	4.00%	$1,144,896	5.00%
Umpqua Bank	$2,397,449	10.47%	$916,260	4.00%	$1,145,325	5.00%
As of December 31, 2015
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,553,161	14.34%	$1,424,127	8.00%	$1,780,159	10.00%
Umpqua Bank	$2,368,213	13.32%	$1,422,495	8.00%	$1,778,118	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$2,073,402	11.65%	$1,068,096	6.00%	$1,424,127	8.00%
Umpqua Bank	$2,234,458	12.57%	$1,066,871	6.00%	$1,422,495	8.00%
Tier 1 Common
(to Risk Weighted Assets)
Consolidated	$2,020,814	11.35%	$801,072	4.50%	$1,157,104	6.50%
Umpqua Bank	$2,234,458	12.57%	$800,153	4.50%	$1,155,777	6.50%
Tier 1 Capital
(to Average Assets)
Consolidated	$2,073,402	9.73%	$852,091	4.00%	$1,065,114	5.00%
Umpqua Bank	$2,234,458	10.50%	$851,554	4.00%	$1,064,443	5.00%

The Company is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Bank is an Oregon state chartered bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), and is subject to the supervision and regulation of the FDIC and the Director of the Oregon Department of Consumer and Business Services, administered through the Division of Finance and Corporate Securities, as well as to the supervision and regulation of the California, Washington, Idaho, and Nevada banking regulators. As of December 31, 2016, the most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.
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

The final rules, among other things, include a common equity Tier 1 capital ("CET1") to risk-weighted assets ratio, including a capital conservation buffer, which will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% on January 1, 2015 to 8.5% on January 1, 2019, as well as require a minimum leverage ratio of 4.0%.

Under the final rule, as Umpqua grew above $15.0 billion in assets as a result of an acquisition, the combined trust preferred security debt issuances were phased out of Tier 1 and into Tier 2 capital (75% starting in the first quarter of 2015 and 100% starting in the first quarter of 2016).

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

Note 22 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of December 31, 2016 and December 31, 2015, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets:

(in thousands)		December 31, 2016		December 31, 2015
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$1,449,432	$1,449,432	$773,725	$773,725
Trading securities	1,2	10,964	10,964	9,586	9,586
Investment securities available for sale	2	2,701,220	2,701,220	2,522,539	2,522,539
Investment securities held to maturity	3	4,216	5,217	4,609	5,590
Loans held for sale, at fair value	2	387,318	387,318	363,275	363,275
Loans and leases, net	3	17,374,679	17,385,156	16,736,214	16,661,079
Restricted equity securities	1	45,528	45,528	46,949	46,949
Residential mortgage servicing rights	3	142,973	142,973	131,817	131,817
Bank owned life insurance assets	1	299,673	299,673	291,892	291,892
Derivatives	2,3	47,501	47,501	43,549	43,549
Visa Class B common stock	3	—	59,107	—	58,751
FINANCIAL LIABILITIES:
Deposits	1,2	$19,020,985	$19,016,330	$17,707,189	$17,709,555
Securities sold under agreements to repurchase	2	352,948	352,948	304,560	304,560
Term debt	2	852,397	844,377	888,769	890,852
Junior subordinated debentures, at fair value	3	262,209	262,209	255,457	255,457
Junior subordinated debentures, at amortized cost	3	100,931	77,640	101,254	75,654
Derivatives	2	37,063	37,063	41,514	41,514

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015:

(in thousands)	December 31, 2016
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$662	$—	$662	$—
Equity securities	10,302	10,302	—	—
Investment securities available for sale
Obligations of states and political subdivisions	307,697	—	307,697	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,391,553	—	2,391,553	—
Investments in mutual funds and other equity securities	1,970	—	1,970	—
Loans held for sale, at fair value	387,318		387,318
Residential mortgage servicing rights, at fair value	142,973	—	—	142,973
Derivatives
Interest rate lock commitments	4,076	—	—	4,076
Interest rate forward sales commitments	8,054	—	8,054	—
Interest rate swaps	34,701	—	34,701	—
Foreign currency derivative	670		670
Total assets measured at fair value	$3,289,976	$10,302	$3,132,625	$147,049
Junior subordinated debentures, at fair value	$262,209	$—	$—	$262,209
Derivatives
Interest rate forward sales commitments	1,318	—	1,318	—
Interest rate swaps	34,871	—	34,871	—
Foreign currency derivative	874		874
Total liabilities measured at fair value	$299,272	$—	$37,063	$262,209

(in thousands)	December 31, 2015
Description	Total	Level 1	Level 2	Level 3
Trading securities
Obligations of states and political subdivisions	$75	$—	$75	$—
Equity securities	9,511	9,511	—	—
Investment securities available for sale
Obligations of states and political subdivisions	313,117	—	313,117	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,207,420	—	2,207,420	—
Investments in mutual funds and other equity securities	2,002	—	2,002	—
Loans held for sale, at fair value	363,275		363,275
Residential mortgage servicing rights, at fair value	131,817	—	—	131,817
Derivatives
Interest rate lock commitments	3,631	—	—	3,631
Interest rate forward sales commitments	1,155	—	1,155	—
Interest rate swaps	38,567	—	38,567	—
Foreign currency derivative	196		196	—
Total assets measured at fair value	$3,070,766	$9,511	$2,925,807	$135,448
Junior subordinated debentures, at fair value	$255,457	$—	$—	$255,457
Derivatives
Interest rate forward sales commitments	971	—	971	—
Interest rate swaps	40,238	—	40,238	—
Foreign currency derivative	305	—	305	—
Total liabilities measured at fair value	$296,971	$—	$41,514	$255,457

The following methods were used to estimate the fair value of each class of financial instrument above:

Cash and Cash Equivalents - For short-term instruments, including cash and due from banks, and interest bearing cash, the carrying amount is a reasonable estimate of fair value.

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

Residential Mortgage Servicing Rights - The fair value of the MSR is estimated using a discounted cash flow model.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent external model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Management believes the significant inputs utilized are indicative of those that would be used by market participants.

Bank Owned Life Insurance - Fair values of insurance policies owned are based on the insurance contract's cash surrender value.

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

Junior Subordinated Debentures - The fair value of junior subordinated debentures is estimated using an income approach valuation technique.  The significant inputs utilized in the estimation of fair value of these instruments are the credit risk adjusted spread and three month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability, contemplating the inherent risk of the obligation. The Company periodically utilizes an external valuation firm to determine or validate the reasonableness of the inputs and factors that are used to determine the fair value. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants.  Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure.

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2016, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2016:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	11.43%
		Discount Rate	9.69%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	86.76%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	5.26%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of December 31, 2016, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or the forward swap interest rate curve will result in positive fair value adjustments (and decrease the fair value measurement). Conversely, a decrease in the credit risk adjusted spread and/or the forward swap interest rate curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2016 and 2015.

(in thousands)	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2016
Residential mortgage servicing rights, at fair value	$131,817	$(25,926)	$37,082	$—	$142,973	$(14,133)
Interest rate lock commitment	3,631	834	58,881	(59,270)	4,076	4,076
Junior subordinated debentures, at fair value	255,457	17,815	—	(11,063)	262,209	17,815

2015
Residential mortgage servicing rights, at fair value	$117,259	$(20,726)	$35,284	$—	$131,817	$(14,270)
Interest rate lock commitment	2,867	851	47,764	(47,851)	3,631	3,631
Junior subordinated debentures, at fair value	249,294	16,005	—	(9,842)	255,457	16,005

Changes in residential MSR carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on interest rate lock commitments carried at fair value are recorded in residential mortgage banking revenue within non-interest income. Gains (losses) on junior subordinated debentures carried at fair value are recorded within other non-interest income.  The contractual interest expense on the junior subordinated debentures is recorded on an accrual basis as interest on junior subordinated debentures within interest expense. Settlements related to the junior subordinated debentures represent the payment of accrued interest that is embedded in the fair value of these liabilities.

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

(in thousands)	December 31, 2016
	Total	Level 1	Level 2	Level 3
Loans and leases	$25,753	$—	$—	$25,753
Other real estate owned	2,612	—	—	2,612
	$28,365	$—	$—	$28,365

(in thousands)	December 31, 2015
	Total	Level 1	Level 2	Level 3
Loans and leases	$24,690	$—	$—	$24,690
Other real estate owned	802	—	—	802
	$25,492	$—	$—	$25,492

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2016, 2015 and 2014:

(in thousands)	2016	2015	2014
Loans and leases	$33,289	$29,083	$10,265
Other real estate owned	1,719	2,782	3,728
Total loss from nonrecurring measurements	$35,008	$31,865	$13,993

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of December 31, 2016 and December 31, 2015:

(in thousands)	December 31, 2016			December 31, 2015
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$387,318	$378,974	$8,344	$363,275	$351,414	$11,861

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Consolidated Statements of Income. For the years ended December 31, 2016, 2015 and 2014, the Company recorded a net decrease of $3.5 million, a net decrease of $696,000, and a net increase of $6.4 million, respectively, representing the change in fair value reflected in earnings.

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

Due to inactivity in the junior subordinated debenture market and the lack of observable quotes of our, or similar, junior subordinated debenture liabilities or the related trust preferred securities when traded as assets, we utilize an income approach valuation technique to determine the fair value of these liabilities using our estimation of market discount rate assumptions. The Company monitors activity in the trust preferred and related markets, to the extent available, evaluates changes related to the current and anticipated future interest rate environment, and considers our entity-specific creditworthiness, to validate the reasonableness of the credit risk adjusted spread and effective yield utilized in our discounted cash flow model. We also consider changes in the interest rate environment in our valuation, specifically the absolute level and the shape of the slope of the forward swap curve. In the fourth quarter, we also identified a settlement of a similar instrument in the market place, at a discount to the issued notional balance, relatively similar to the carrying value of our junior subordinated debentures at fair value. This transaction supported the reduction of the liquidity premium component within the credit spread, and is the primary contributor to the decline in the credit spread from the prior year.

Note 23 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014:

(in thousands, except per share data)	2016	2015	2014
NUMERATORS:
Net income	$232,940	$222,539	$147,658
Less:
Dividends and undistributed earnings allocated to participating securities (1)	125	357	484
Net earnings available to common shareholders	$232,815	$222,182	$147,174
DENOMINATORS:
Weighted average number of common shares outstanding - basic	220,282	220,327	186,550
Effect of potentially dilutive common shares (2)	626	718	994
Weighted average number of common shares outstanding - diluted	220,908	221,045	187,544
EARNINGS PER COMMON SHARE:
Basic	$1.06	$1.01	$0.79
Diluted	$1.05	$1.01	$0.78

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the years ended December 31, 2016, 2015 and 2014.

(in thousands)	2016	2015	2014
Stock options	51	95	323
Restricted stock	—	3	443
Note 24 – Segment Information

The Company operates two primary segments: Community Banking and Home Lending. The Community Banking segment's principal business focus is the offering of loan and deposit products to business and retail customers in its primary market areas. As of December 31, 2016, the Community Banking segment operated 346 locations throughout Oregon, California, Washington, Idaho, and Nevada.

The Home Lending segment, which operates as a division of the Bank, originates, sells and services residential mortgage loans.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

Year Ended December 31, 2016
(in thousands)	Community	Home
	Banking	Lending	Consolidated
Interest income	$791,433	$119,206	$910,639
Interest expense	57,731	8,320	66,051
Net interest income	733,702	110,886	844,588
Provision (recapture) for loan and lease losses	44,740	(3,066)	41,674
Non-interest income	136,413	163,527	299,940
Non-interest expense	608,842	128,313	737,155
Income before income taxes	216,533	149,166	365,699
Provision for income taxes	78,612	54,147	132,759
Net income	$137,921	$95,019	$232,940

Total assets	$21,569,519	$3,243,600	$24,813,119
Total loans and leases	$14,823,482	$2,685,181	$17,508,663
Total deposits	$18,791,627	$229,358	$19,020,985

Year Ended December 31, 2015
(in thousands)	Community	Home
	Banking	Lending	Consolidated
Interest income	$823,885	$105,981	$929,866
Interest expense	49,081	9,151	58,232
Net interest income	774,804	96,830	871,634
Provision for loan and lease losses	32,808	3,781	36,589
Non-interest income	130,877	144,847	275,724
Non-interest expense	646,492	117,150	763,642
Income before income taxes	226,381	120,746	347,127
Provision for income taxes	81,252	43,336	124,588
Net income	$145,129	$77,410	$222,539

Total assets	$20,195,322	$3,211,059	$23,406,381
Total loans and leases	$14,164,743	$2,701,793	$16,866,536
Total deposits	$17,689,815	$17,374	$17,707,189

Year Ended December 31, 2014
(in thousands)	Community	Home
	Banking	Lending	Consolidated
Interest income	$755,374	$67,147	$822,521
Interest expense	43,077	5,616	48,693
Net interest income	712,297	61,531	773,828
Provision for loan and lease losses	40,241	—	40,241
Non-interest income	93,177	87,997	181,174
Non-interest expense	615,275	68,788	684,063
Income before income taxes	149,958	80,740	230,698
Provision for income taxes	54,427	28,613	83,040
Net income	$95,531	$52,127	$147,658

Total assets	$20,095,189	$2,525,776	$22,620,965
Total loans and leases	$13,181,463	$2,157,331	$15,338,794
Total deposits	$16,850,682	$41,417	$16,892,099

Note 25 – Related Party Transactions

In the ordinary course of business, the Bank has made loans to its directors and executive officers (and their associated and affiliated companies). All such loans have been made in accordance with regulatory requirements.
The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2016, 2015 and 2014:

(in thousands)	2016	2015	2014
Loans outstanding at beginning of year	$10,302	$19,718	$13,307
New loans and advances	2,006	7,165	11,392
Less loan repayments	(2,472)	(16,506)	(2,490)
Reclassification (1)	—	(75)	(2,491)
Loans outstanding at end of year	$9,836	$10,302	$19,718
(1) Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2016 and 2015, deposits of related parties amounted to $9.9 million and $9.5 million, respectively.

Note 26 – Parent Company Financial Statements

Condensed Balance Sheets
December 31,

(in thousands)	2016	2015
ASSETS
Non-interest bearing deposits with subsidiary bank	$92,540	$91,354
Investments in:
Bank subsidiary	4,204,591	4,132,630
Nonbank subsidiaries	43,488	44,976
Other assets	3,914	3,742
Total assets	$4,344,533	$4,272,702

LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to bank subsidiary	$75	$36
Other liabilities	64,523	66,621
Junior subordinated debentures, at fair value	262,209	255,457
Junior subordinated debentures, at amortized cost	100,931	101,254
Total liabilities	427,738	423,368
Shareholders' equity	3,916,795	3,849,334
Total liabilities and shareholders' equity	$4,344,533	$4,272,702

Condensed Statements of Income
Year Ended December 31,

(in thousands)	2016	2015	2014
INCOME
Dividends from subsidiaries	$164,481	$153,437	$250,848
Other income	(6,284)	(6,272)	(5,196)
Total income	158,197	147,165	245,652

EXPENSES
Management fees paid to subsidiaries	946	447	533
Other expenses	17,389	15,564	12,966
Total expenses	18,335	16,011	13,499

Income before income tax benefit and equity in undistributed
earnings of subsidiaries	139,862	131,154	232,153
Income tax benefit	(8,887)	(7,269)	(7,336)
Net income before equity in undistributed earnings of subsidiaries	148,749	138,423	239,489
Equity in undistributed earnings of subsidiaries	84,191	84,116	(91,831)
Net income	232,940	222,539	147,658
Dividends and undistributed earnings allocated to participating securities	125	357	484
Net earnings available to common shareholders	$232,815	$222,182	$147,174

Condensed Statements of Cash Flows
Year Ended December 31,

(in thousands)	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$232,940	$222,539	$147,658
Adjustment to reconcile net income to net cash
provided by operating activities:
Equity in undistributed earnings of subsidiaries	(84,191)	(84,116)	91,831
Depreciation, amortization and accretion	(322)	(322)	(322)
Change in fair value of junior subordinated debentures	6,752	6,163	5,849
Net decrease (increase) in other assets	972	617	(6,020)
Net decrease in other liabilities	(2,112)	(2,903)	(8,708)
Net cash provided by operating activities	154,039	141,978	230,288

INVESTING ACTIVITIES:
Change in subsidiaries	3,258	(5,000)	6
Acquisitions	—	—	(102,143)
Net cash provided (used) by investing activities	3,258	(5,000)	(102,137)

FINANCING ACTIVITIES:
Net increase (decrease) in payables to subsidiaries	45	—	(4)
Dividends paid on common stock	(141,074)	(134,618)	(99,233)
Stock repurchased	(17,708)	(14,589)	(7,183)
Proceeds from exercise of stock options	2,626	1,481	7,692
Net cash used by financing activities	(156,111)	(147,726)	(98,728)

Change in cash and cash equivalents	1,186	(10,748)	29,423
Cash and cash equivalents, beginning of year	91,354	102,102	72,679
Cash and cash equivalents, end of year	$92,540	$91,354	$102,102

Note 27 – Quarterly Financial Information (Unaudited)

The following tables present the summary results for the eight quarters ended December 31, 2016:

(in thousands, except per share information)	2016
					Four
	December 31	September 30	June 30	March 31	Quarters
Interest income	$224,703	$226,419	$225,453	$234,064	$910,639
Interest expense	16,907	16,527	16,255	16,362	66,051
Net interest income	207,796	209,892	209,198	217,702	844,588
Provision for loan and lease losses	13,171	13,091	10,589	4,823	41,674
Non-interest income	98,620	80,710	74,659	45,951	299,940
Non-interest expense	183,468	181,187	188,511	183,989	737,155
Income before provision for income taxes	109,777	96,324	84,757	74,841	365,699
Provision for income taxes	40,502	34,515	30,470	27,272	132,759
Net income	69,275	61,809	54,287	47,569	232,940
Dividends and undistributed earnings allocated to participating securities	33	31	32	29	125
Net earnings available to common shareholders	$69,242	$61,778	$54,255	$47,540	$232,815

Basic earnings per common share	$0.31	$0.28	$0.25	$0.22
Diluted earnings per common share	$0.31	$0.28	$0.25	$0.22
Cash dividends declared per common share	$0.16	$0.16	$0.16	$0.16

(in thousands, except per share information)	2015
					Four
	December 31	September 30	June 30	March 31	Quarters
Interest income	$235,205	$233,802	$231,788	$229,071	$929,866
Interest expense	15,371	14,587	14,322	13,952	58,232
Net interest income	219,834	219,215	217,466	215,119	871,634
Provision for loan and lease losses	4,545	8,153	11,254	12,637	36,589
Non-interest income	69,345	61,372	81,102	63,905	275,724
Non-interest expense	185,911	183,194	201,918	192,619	763,642
Income before provision for income taxes	98,723	89,240	85,396	73,768	347,127
Provision for income taxes	35,704	31,633	30,612	26,639	124,588
Net income	63,019	57,607	54,784	47,129	222,539
Dividends and undistributed earnings allocated to participating securities	96	84	93	84	357
Net earnings available to common shareholders	$62,923	$57,523	$54,691	$47,045	$222,182

Basic earnings per common share	$0.29	$0.26	$0.25	$0.21
Diluted earnings per common share	$0.28	$0.26	$0.25	$0.21
Cash dividends declared per common share	$0.16	$0.16	$0.15	$0.15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2016, our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.
Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment and those criteria, we believe that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.
The Company's independent registered public accounting firm has audited the Company's consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2016 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.
February 23, 2017

ITEM 9B. OTHER INFORMATION.
Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2017 annual meeting of shareholders under the captions "Item 1. Election of Directors," "Information About Executive Officers," "Corporate Governance Overview" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2017.

UMPQUA HOLDINGS CORPORATION (Registrant)

/s/ Cort L. O'Haver		February 23, 2017
Cort L. O'Haver, President and Chief Executive Officer

Signature	Title	Date

/s/ Cort L. O'Haver	President, Chief Executive Officer and Director	February 23, 2017
Cort L. O'Haver	(Principal Executive Officer)

/s/ Ronald L. Farnsworth	Executive Vice President, Chief Financial Officer	February 23, 2017
Ronald L. Farnsworth	(Principal Financial Officer)

/s/ Neal T. McLaughlin	Executive Vice President, Treasurer	February 23, 2017
Neal T. McLaughlin	(Principal Accounting Officer)

	Director	February 23, 2017
Luanne Calvert

/s/ Raymond P. Davis	Executive Chairman	February 23, 2017
Raymond P. Davis

/s/ Peggy Y. Fowler	Lead Independent Director	February 23, 2017
Peggy Y. Fowler

	Director	February 23, 2017
Stephen M. Gambee

/s/ James S. Greene	Director	February 23, 2017
James S. Greene

/s/ Luis F. Machuca	Director	February 23, 2017
Luis F. Machuca

/s/ Maria M. Pope	Director	February 23, 2017
Maria M. Pope

/s/ John F. Schultz	Director	February 23, 2017
John F. Schultz

	Director	February 23, 2017
Susan F. Stevens

/s/ Hilliard C. Terry, III	Director	February 23, 2017
Hilliard C. Terry, III

/s/ Bryan L. Timm	Vice Chairman	February 23, 2017
Bryan L. Timm

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 7, 2014

3.2	Bylaws, as amended	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 22, 2008

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1**	Third Restated Supplemental Executive Retirement Plan effective April 16, 2008 between the Company and Raymond P. Davis	Incorporated by reference to Exhibit 99.1 to Form 8-K/A filed April 22, 2008

10.2**	Employment Agreement dated July 1, 2003, between the Company and Raymond P. Davis	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 14, 2003

10.2.a**	First Amendment to Employment Agreement between the Company and Raymond P. Davis effective January 1, 2017	Filed herewith

10.3**	Split-Dollar Insurance Agreement dated April 16, 2008 between the Company and Raymond P. Davis	Incorporated by reference to Exhibit 99.2 to Form 8-K filed April 22, 2008

10.4**	2003 Stock Incentive Plan, as amended, effective March 5, 2007	Incorporated by reference to Appendix A to Form DEF 14A filed March 14, 2007

10.5**	Form of Employment Agreement with executive officers Farnsworth and Neal	Incorporated by reference to Exhibit 99.1 to Form 8-K filed March 7, 2008

10.6**	Form of First Amendment to form of Employment Agreement with executive officers Farnsworth, McLaughlin and Neal	Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 14, 2013

10.7**	Employment Agreement dated effective March 21, 2010 between the Company and Cort O'Haver	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 4, 2010

10.7.a**	First Amendment to Employment Agreement with Cort O'Haver dated effective December 1, 2014	Incorporated by reference to Exhibit 10.9 to Form 10-K filed February 23, 2015.

10.7.b**	Second Amendment to Employment Agreement with Cort O'Haver dated effective January 1, 2017	Filed herewith

10.8**	Employment Agreement dated effective November 23, 2015 between Umpqua Bank and Tory Nixon	Filed herewith

10.9**	Employment Agreement dated effective June 1, 2010 between the Company and David Shotwell	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 4, 2010

10.10**	Umpqua Holdings Corporation 2013 Incentive Plan, effective December 14, 2012, as amended	Filed herewith

10.11**	Form of Restricted Stock Award Agreement under 2013 Incentive Plan (Service Vesting)	Incorporated by reference to Exhibit 10.11 to Form 10-K filed February 25, 2016

10.12**	Form of Restricted Stock Award Agreement under 2013 Incentive Plan (Performance Vesting)	Incorporated by reference to Exhibit 10.12 to Form 10-K filed February 25, 2016

10.13**	Sterling Financial Corporation 2010 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Sterling Financial Corporation filed December 9, 2010

Exhibit #	Description	Location

10.14**	Employment Agreement between the Company and Andrew Ognall dated as of May 1, 2014	Incorporated by reference to Exhibit 10.16 to Form 10-K filed February 25, 2016

10.15**	Employment Agreement between the Company and Neal McLaughlin dated as of March 1, 2005	Filed herewith

12.0	Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP	Filed herewith

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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