Form 10-Q
period 2017-03-31
UMPQUA HOLDINGS CORP
filed 2017-05-05
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: March 31, 2017
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

[X]   Large accelerated filer   [  ]   Accelerated filer   [ ]   Non-accelerated filer
 [  ]   Smaller reporting company  [  ]  Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ]   Yes   [X]   No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:

Common stock, no par value: 220,403,834 shares outstanding as of April 30, 2017

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)
	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks (restricted cash of $27,557 and $51,017)	$262,655	$331,994
Interest bearing cash and temporary investments (restricted cash of $645 and $0)	421,991	1,117,438
Total cash and cash equivalents	684,646	1,449,432
Investment securities
Trading, at fair value	11,241	10,964
Available for sale, at fair value	3,243,408	2,701,220
Held to maturity, at amortized cost	4,121	4,216
Loans held for sale, at fair value	372,073	387,318
Loans and leases	17,829,638	17,508,663
Allowance for loan and lease losses	(136,292)	(133,984)
Net loans and leases	17,693,346	17,374,679
Restricted equity securities	45,522	45,528
Premises and equipment, net	293,133	303,882
Goodwill	1,787,651	1,787,651
Other intangible assets, net	35,197	36,886
Residential mortgage servicing rights, at fair value	142,344	142,973
Other real estate owned	6,518	6,738
Bank owned life insurance	301,777	299,673
Deferred tax asset, net	8,464	34,322
Other assets	232,017	227,637
Total assets	$24,861,458	$24,813,119
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$6,021,585	$5,861,469
Interest bearing	13,145,708	13,159,516
Total deposits	19,167,293	19,020,985
Securities sold under agreements to repurchase	304,280	352,948
Term debt	852,308	852,397
Junior subordinated debentures, at fair value	263,605	262,209
Junior subordinated debentures, at amortized cost	100,851	100,931
Other liabilities	241,971	306,854
Total liabilities	20,930,308	20,896,324
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2017 and 2016; issued and outstanding: 220,349,111 in 2017 and 220,177,030 in 2016	3,516,537	3,515,299
Retained earnings	433,417	422,839
Accumulated other comprehensive loss	(18,804)	(21,343)
Total shareholders' equity	3,931,150	3,916,795
Total liabilities and shareholders' equity	$24,861,458	$24,813,119

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended
	March 31,
	2017	2016
INTEREST INCOME
Interest and fees on loans and leases	$205,996	$217,928
Interest and dividends on investment securities:
Taxable	13,931	13,055
Exempt from federal income tax	2,242	2,235
Dividends	388	366
Interest on temporary investments and interest bearing deposits	1,557	480
Total interest income	224,114	234,064
INTEREST EXPENSE
Interest on deposits	9,648	8,413
Interest on securities sold under agreement to repurchase	30	36
Interest on term debt	3,510	4,186
Interest on junior subordinated debentures	4,201	3,727
Total interest expense	17,389	16,362
Net interest income	206,725	217,702
PROVISION FOR LOAN AND LEASE LOSSES	11,672	4,823
Net interest income after provision for loan and lease losses	195,053	212,879
NON-INTEREST INCOME
Service charges on deposits	14,729	14,516
Brokerage revenue	4,122	4,094
Residential mortgage banking revenue, net	26,834	15,426
(Loss) gain on investment securities, net	(2)	696
Gain on loan sales, net	1,754	2,371
Loss on junior subordinated debentures carried at fair value	(1,555)	(1,572)
BOLI income	2,069	2,139
Other income	12,274	8,281
Total non-interest income	60,225	45,951
NON-INTEREST EXPENSE
Salaries and employee benefits	106,473	106,538
Occupancy and equipment, net	38,673	38,295
Communications	5,104	5,564
Marketing	1,733	2,850
Services	11,305	10,671
FDIC assessments	4,087	3,721
Loss on other real estate owned, net	82	1,389
Intangible amortization	1,689	2,560
Merger related expenses	1,020	3,450
Goodwill impairment	—	142
Other expenses	12,548	8,809
Total non-interest expense	182,714	183,989
Income before provision for income taxes	72,564	74,841
Provision for income taxes	26,561	27,272
Net income	$46,003	$47,569

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended
	March 31,
	2017	2016
Net income	$46,003	$47,569
Dividends and undistributed earnings allocated to participating securities	12	29
Net earnings available to common shareholders	$45,991	$47,540
Earnings per common share:
Basic	$0.21	$0.22
Diluted	$0.21	$0.22
Weighted average number of common shares outstanding:
Basic	220,287	220,227
Diluted	220,779	221,052

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended
	March 31,
	2017	2016
Net income	$46,003	$47,569
Available for sale securities:
Unrealized gains arising during the period	4,142	31,651
Income tax expense related to unrealized gains	(1,604)	(12,249)

Reclassification adjustment for net realized losses (gains) in earnings	2	(696)
Income tax (benefit) expense related to realized gains	(1)	269
Other comprehensive income, net of tax	2,539	18,975
Comprehensive income	$48,542	$66,544

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2016	220,171,091	$3,520,591	$331,301	$(2,558)	$3,849,334
Net income			232,940		232,940
Other comprehensive loss, net of tax				(18,785)	(18,785)
Stock-based compensation		9,790			9,790
Stock repurchased and retired	(1,117,061)	(17,708)			(17,708)
Issuances of common stock under stock plans	1,123,000	2,626			2,626
Cash dividends on common stock ($0.64 per share)			(141,402)		(141,402)
Balance at December 31, 2016	220,177,030	$3,515,299	$422,839	$(21,343)	$3,916,795

BALANCE AT JANUARY 1, 2017	220,177,030	$3,515,299	$422,839	$(21,343)	$3,916,795
Net income			46,003		46,003
Other comprehensive income, net of tax				2,539	2,539
Stock-based compensation		2,804			2,804
Stock repurchased and retired	(99,033)	(1,796)			(1,796)
Issuances of common stock under stock plans	271,114	230			230
Cash dividends on common stock ($0.16 per share)			(35,425)		(35,425)
Balance at March 31, 2017	220,349,111	$3,516,537	$433,417	$(18,804)	$3,931,150

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,003	$47,569
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	6,878	4,602
Loss (gain) on sale of investment securities, net	2	(696)
Loss (gain) on sale of other real estate owned, net	15	(34)
Valuation adjustment on other real estate owned	67	1,423
Provision for loan and lease losses	11,672	4,823
Change in cash surrender value of bank owned life insurance	(2,104)	(2,208)
Depreciation, amortization and accretion	14,862	14,828
Loss on sale of premises and equipment	—	299
Additions to residential mortgage servicing rights carried at fair value	(7,041)	(5,980)
Change in fair value of residential mortgage servicing rights carried at fair value	7,670	20,625
Change in junior subordinated debentures carried at fair value	1,396	1,460
Stock-based compensation	2,804	3,227
Net increase in trading account assets	(277)	(205)
Gain on sale of loans	(22,746)	(33,340)
Change in loans held for sale carried at fair value	(4,885)	(4,861)
Origination of loans held for sale	(754,715)	(764,076)
Proceeds from sales of loans held for sale	795,837	759,893
Goodwill impairment	—	142
Change in other assets and liabilities:
Net decrease (increase) in other assets	19,235	(19,844)
Net (decrease) increase in other liabilities	(54,791)	15,193
Net cash provided by operating activities	59,882	42,840
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(672,148)	(96,603)
Proceeds from investment securities available for sale	127,195	103,629
Proceeds from investment securities held to maturity	124	111
Purchases of restricted equity securities	(1)	(600)
Redemption of restricted equity securities	7	4
Net change in loans and leases	(360,236)	(505,995)
Proceeds from sales of loans	25,259	151,466
Net change in premises and equipment	(6,937)	(10,099)
Proceeds from bank owned life insurance death benefits	—	25
Proceeds from sales of other real estate owned	927	2,461
Net cash used in investing activities	$(885,810)	$(355,601)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(in thousands)	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$146,619	$456,620
Net (decrease) increase in securities sold under agreements to repurchase	(48,668)	20,643
Proceeds from term debt borrowings	100,000	115,000
Repayment of term debt borrowings	(100,000)	(100,000)
Dividends paid on common stock	(35,243)	(35,281)
Proceeds from stock options exercised	230	513
Repurchase and retirement of common stock	(1,796)	(5,539)
Net cash provided by financing activities	61,142	451,956
Net (decrease) increase in cash and cash equivalents	(764,786)	139,195
Cash and cash equivalents, beginning of period	1,449,432	773,725
Cash and cash equivalents, end of period	$684,646	$912,920

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,161	$18,313
Income taxes	$8,281	$8,165
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$2,539	$18,975
Cash dividend declared on common stock and payable after period-end	$35,264	$35,247
Transfer of loans to loans held for sale	$—	$255,976
Change in GNMA mortgage loans recognized due to repurchase option	$(5,603)	$(5,021)
Transfer of loans to other real estate owned	$789	$2,210
Transfers from other real estate owned to loans due to internal financing	$—	$256
Receivable from BOLI death benefits	$—	$372

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation conform to accounting principles generally accepted in the United States of America. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2016 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2016 Annual Report filed on Form 10-K. All references in this report to "Umpqua," "we," "our," "us," the "Company" or similar references mean Umpqua Holdings Corporation, and include our consolidated subsidiaries where the context so requires. References to "Bank" refer to our subsidiary Umpqua Bank, an Oregon state-chartered commercial bank, and references to "Umpqua Investments" refer to our subsidiary Umpqua Investments, Inc., a registered broker-dealer and investment adviser. The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company. Pivotus Ventures, Inc., a wholly-owned subsidiary of Umpqua Holdings Corporation, which focuses on advancing bank innovation by developing new bank platforms that could have a significant impact on the experience and economics of banking.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to March 31, 2017 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform to current classifications.

Note 2 – Investment Securities

The following table presents the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$303,534	$6,276	$(2,591)	$307,219
Residential mortgage-backed securities and collateralized mortgage obligations	2,968,607	3,693	(38,081)	2,934,219
Investments in mutual funds and other equity securities	1,959	11	—	1,970
	$3,274,100	$9,980	$(40,672)	$3,243,408
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,121	$1,025	$—	$5,146
	$4,121	$1,025	$—	$5,146

(in thousands)	December 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$305,708	$5,526	$(3,537)	$307,697
Residential mortgage-backed securities and collateralized mortgage obligations	2,428,387	3,664	(40,498)	2,391,553
Investments in mutual funds and other equity securities	1,959	11	—	1,970
	$2,736,054	$9,201	$(44,035)	$2,701,220
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,216	$1,001	$—	$5,217
	$4,216	$1,001	$—	$5,217

Investment securities that were in an unrealized loss position as of March 31, 2017 and December 31, 2016 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

March 31, 2017
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$57,669	$2,119	$1,828	$472	$59,497	$2,591
Residential mortgage-backed securities and collateralized mortgage obligations	2,336,941	34,077	174,784	4,004	2,511,725	38,081
Total temporarily impaired securities	$2,394,610	$36,196	$176,612	$4,476	$2,571,222	$40,672

December 31, 2016
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$71,571	$3,065	$1,828	$472	$73,399	$3,537
Residential mortgage-backed securities and collateralized mortgage obligations	1,855,304	35,981	182,804	4,517	2,038,108	40,498
Total temporarily impaired securities	$1,926,875	$39,046	$184,632	$4,989	$2,111,507	$44,035

The unrealized losses on obligations of states and political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors the published credit ratings of these securities for material rating or outlook changes. As of March 31, 2017, 92% of these securities were rated A3/A- or higher by rating agencies. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2017 are issued or guaranteed by government sponsored enterprises. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will be settled at a price at least equal to the amortized cost of each investment.

Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, these investments are not considered other-than-temporarily impaired.

The following table presents the maturities of investment securities at March 31, 2017:

(in thousands)	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$—	$—	$1	$1
Over three months through twelve months	1,904	1,922	—	—
After one year through five years	80,558	81,463	—	—
After five years through ten years	402,632	406,211	9	10
After ten years	2,787,047	2,751,842	4,111	5,135
Other investment securities	1,959	1,970	—	—
	$3,274,100	$3,243,408	$4,121	$5,146

The following table presents the gross realized gains and losses on the sale of securities available for sale for the three months ended March 31, 2017 and 2016:

(in thousands)	Three Months Ended
	March 31, 2017		March 31, 2016
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$—	$2	$696	$—
	$—	$2	$696	$—

The following table presents, as of March 31, 2017, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized	Fair
	Cost	Value
To Federal Home Loan Bank to secure borrowings	$507	$514
To state and local governments to secure public deposits	897,105	895,844
Other securities pledged principally to secure repurchase agreements	434,549	429,702
Total pledged securities	$1,332,161	$1,326,060

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31,	December 31,
	2017	2016
Commercial real estate
Non-owner occupied term, net	$3,410,914	$3,330,442
Owner occupied term, net	2,584,183	2,599,055
Multifamily, net	2,885,164	2,858,956
Construction & development, net	471,007	463,625
Residential development, net	145,479	142,984
Commercial
Term, net	1,620,311	1,508,780
LOC & other, net	1,114,160	1,116,259
Leases and equipment finance, net	1,000,376	950,588
Residential
Mortgage, net	2,916,924	2,887,971
Home equity loans & lines, net	1,015,138	1,011,844
Consumer & other, net	665,982	638,159
Total loans and leases, net of deferred fees and costs	$17,829,638	$17,508,663

The loan balances are net of deferred fees and costs of $70.2 million and $67.7 million as of March 31, 2017 and December 31, 2016, respectively. Net loans also include discounts on acquired loans of $31.8 million and $41.3 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, loans totaling $10.4 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $340.6 million and $368.2 million at March 31, 2017 and December 31, 2016, respectively. The carrying balance of purchased impaired loans was $260.3 million and $280.4 million at March 31, 2017 and December 31, 2016, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the three months ended March 31, 2017 and 2016:

(in thousands)	Three Months Ended
	March 31,
	2017	2016
Balance, beginning of period	$95,579	$132,829
Accretion to interest income	(8,912)	(14,198)
Disposals	(3,287)	(8,513)
Reclassifications from nonaccretable difference	3,391	4,217
Balance, end of period	$86,771	$114,335

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes the carrying value of loans and leases sold by major loan type during the three months ended March 31, 2017 and 2016:

(in thousands)	Three Months Ended
	March 31,
	2017	2016
Commercial real estate
Non-owner occupied term, net	$1,707	$8,509
Owner occupied term, net	6,675	9,661
Multifamily, net	—	129,430
Commercial
Term, net	2,630	1,494
Leases and equipment finance, net	12,493	—
Total	$23,505	$149,094

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

Risk factors may be changed periodically based on management's evaluation of the following factors: loss experience; changes in the level of non-performing loans and leases; regulatory exam results; changes in the level of adversely classified loans and leases; improvement or deterioration in economic conditions; and any other factors deemed relevant. Additionally, Financial Pacific Leasing Inc. considers the additional quantitative and qualitative factors:  migration analysis; a static pool analysis of historic recoveries; and forecasting uncertainties. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency states and ultimately be charged off.

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

Management believes that the ALLL was adequate as of March 31, 2017. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

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

Activity in the Allowance for Loan and Lease Losses

The following table summarizes activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the three months ended March 31, 2017 and 2016:

(in thousands)	Three Months Ended March 31, 2017
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$47,795	$58,840	$17,946	$9,403	$133,984
Charge-offs	(339)	(10,104)	(210)	(2,349)	(13,002)
Recoveries	400	2,030	197	1,011	3,638
Provision	1,150	8,351	33	2,138	11,672
Balance, end of period	$49,006	$59,117	$17,966	$10,203	$136,292

	Three Months Ended March 31, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$54,293	$47,487	$22,017	$6,525	$130,322
Charge-offs	(502)	(4,655)	(337)	(2,356)	(7,850)
Recoveries	500	1,173	231	1,044	2,948
(Recapture) Provision	(2,841)	6,776	(1,014)	1,902	4,823
Balance, end of period	$51,450	$50,781	$20,897	$7,115	$130,243

The valuation allowance on purchased impaired loans was increased by provision expense, which includes amounts related to subsequent deterioration of purchased impaired loans of $8,000 for the three months ended March 31, 2016. There was no provision expense that related to subsequent deterioration of purchased impaired loans recorded during the three months ended March 31, 2017. The valuation allowance on purchased impaired loans was decreased by recaptured provision of $81,000 for the three months ended March 31, 2017 and $777,000 for the three months ended March 31, 2016.

The following table presents the allowance and recorded investment in loans and leases by portfolio segment as of March 31, 2017 and 2016:

(in thousands)	March 31, 2017
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$45,722	$58,763	$17,374	$10,146	$132,005
Individually evaluated for impairment	735	7	—	—	742
Loans acquired with deteriorated credit quality	2,549	347	592	57	3,545
Total	$49,006	$59,117	$17,966	$10,203	$136,292
Loans and leases:
Collectively evaluated for impairment	$9,243,447	$3,714,197	$3,890,613	$665,412	$17,513,669
Individually evaluated for impairment	40,353	15,357	—	—	55,710
Loans acquired with deteriorated credit quality	212,947	5,293	41,449	570	260,259
Total	$9,496,747	$3,734,847	$3,932,062	$665,982	$17,829,638

(in thousands)	March 31, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$49,069	$50,250	$20,223	$7,058	$126,600
Individually evaluated for impairment	317	482	—	—	799
Loans acquired with deteriorated credit quality	2,064	49	674	57	2,844
Total	$51,450	$50,781	$20,897	$7,115	$130,243
Loans and leases:
Collectively evaluated for impairment	$9,013,669	$3,207,045	$3,767,604	$553,723	$16,542,041
Individually evaluated for impairment	30,819	20,429	—	—	51,248
Loans acquired with deteriorated credit quality	292,567	13,529	55,250	948	362,294
Total	$9,337,055	$3,241,003	$3,822,854	$554,671	$16,955,583

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the RUC and unfunded commitments for the three months ended March 31, 2017 and 2016:

(in thousands)	Three Months Ended
	March 31,
	2017	2016
Balance, beginning of period	$3,611	$3,574
Net charge to other expense	(116)	(92)
Balance, end of period	$3,495	$3,482

(in thousands)
Total
Unfunded loan and lease commitments:
March 31, 2017	$4,215,048
March 31, 2016	$3,703,352

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following table summarizes our non-accrual loans and leases and loans and leases past due, by loan and lease class, as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$5,679	$1,863	$41	$7,583	$1,553	$3,401,778	$3,410,914
Owner occupied term, net	965	1,597	—	2,562	8,000	2,573,621	2,584,183
Multifamily, net	2,170	—	—	2,170	387	2,882,607	2,885,164
Construction & development, net	—	—	—	—	—	471,007	471,007
Residential development, net	—	—	—	—	—	145,479	145,479
Commercial
Term, net	1	—	214	215	6,782	1,613,314	1,620,311
LOC & other, net	4,095	6,885	172	11,152	3,162	1,099,846	1,114,160
Leases and equipment finance, net	10,001	4,885	—	14,886	9,031	976,459	1,000,376
Residential
Mortgage, net (2)	4,716	1,284	25,180	31,180	—	2,885,744	2,916,924
Home equity loans & lines, net	1,552	522	2,148	4,222	—	1,010,916	1,015,138
Consumer & other, net	2,537	778	920	4,235	—	661,747	665,982
Total, net of deferred fees and costs	$31,716	$17,814	$28,675	$78,205	$28,915	$17,722,518	$17,829,638

(1) Other includes purchased credit impaired loans of $260.3 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $5.3 million at March 31, 2017.

(in thousands)	December 31, 2016
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases

Commercial real estate
Non-owner occupied term, net	$718	$1,027	$1,047	$2,792	$2,100	$3,325,550	$3,330,442
Owner occupied term, net	974	4,539	1	5,514	4,391	2,589,150	2,599,055
Multifamily, net	—	—	—	—	476	2,858,480	2,858,956
Construction & development, net	—	—	—	—	—	463,625	463,625
Residential development, net	—	—	—	—	—	142,984	142,984
Commercial
Term, net	319	233	—	552	6,880	1,501,348	1,508,780
LOC & other, net	1,673	27	—	1,700	4,998	1,109,561	1,116,259
Leases and equipment finance, net	5,343	6,865	1,808	14,016	8,920	927,652	950,588
Residential
Mortgage, net (2)	10	3,114	33,703	36,827	—	2,851,144	2,887,971
Home equity loans & lines, net	289	848	2,080	3,217	—	1,008,627	1,011,844
Consumer & other, net	3,261	1,185	587	5,033	—	633,126	638,159
Total, net of deferred fees and costs	$12,587	$17,838	$39,226	$69,651	$27,765	$17,411,247	$17,508,663

(1) Other includes purchased credit impaired loans of $280.4 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $10.9 million at December 31, 2016.

Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans, which are also considered impaired loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral-dependent loans.  Therefore, the non-accrual loans as of March 31, 2017 have already been written down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

The following tables summarize our impaired loans by loan class as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$16,762	$—	$16,704	$393
Owner occupied term, net	12,243	5,528	5,900	127
Multifamily, net	4,006	387	3,519	105
Construction & development, net	1,091	—	1,091	14
Residential development, net	—	—	7,224	96
Commercial
Term, net	16,282	5,735	3,076	6
LOC & other, net	6,697	3,162	2,919	1
Leases and equipment finance, net	465	465	—	—
Total, net of deferred fees and costs	$57,546	$15,277	$40,433	$742

(in thousands)	December 31, 2016
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$19,797	$278	$19,116	$524
Owner occupied term, net	8,467	1,768	6,445	131
Multifamily, net	4,015	476	3,520	123
Construction & development, net	1,091	—	1,091	9
Residential development, net	7,304	—	7,304	72
Commercial
Term, net	16,875	5,982	3,239	8
LOC & other, net	8,279	4,755	—	—
Total, net of deferred fees and costs	$65,828	$13,259	$40,715	$867

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2017 and 2016:

(in thousands)	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$15,735	$149	$10,403	$108
Owner occupied term, net	8,952	61	7,939	61
Multifamily, net	3,939	30	3,775	30
Construction & development, net	1,312	11	1,091	11
Residential development, net	7,445	75	7,912	81
Commercial
Term, net	12,827	35	19,612	28
LOC & other, net	4,966	12	3,028	20
Leases, net	232	—	—	—
Total, net of deferred fees and costs	$55,408	$373	$53,760	$339

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

The following table summarizes our internal risk rating by loan and lease class for the loan and lease portfolio, including purchased credit impaired loans, as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,289,051	$55,328	$48,403	$248	$1,180	$16,704	$3,410,914
Owner occupied term, net	2,457,239	66,413	46,341	183	2,579	11,428	2,584,183
Multifamily, net	2,844,856	21,805	14,597	—	—	3,906	2,885,164
Construction & development, net	465,728	1,689	2,499	—	—	1,091	471,007
Residential development, net	137,066	—	1,189	—	—	7,224	145,479
Commercial
Term, net	1,569,166	11,841	29,328	890	275	8,811	1,620,311
LOC & other, net	1,059,396	16,742	31,939	2	—	6,081	1,114,160
Leases and equipment finance, net	975,994	10,001	4,885	7,845	1,186	465	1,000,376
Residential
Mortgage, net (2)	2,855,718	3,428	55,751	—	2,027	—	2,916,924
Home equity loans & lines, net	1,008,705	2,781	3,350	—	302	—	1,015,138
Consumer & other, net	661,718	3,316	832	—	116	—	665,982
Total, net of deferred fees and costs	$17,324,637	$193,344	$239,114	$9,168	$7,665	$55,710	$17,829,638

(1) The percentage of impaired loans classified as pass/watch, special mention, substandard, and doubtful was 7.8%, 1.9%, 84.9%, and 5.4% respectively, as of March 31, 2017.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $5.3 million at March 31, 2017, which is included in the substandard category.

(in thousands)	December 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,205,241	$55,194	$48,699	$1,368	$546	$19,394	$3,330,442
Owner occupied term, net	2,466,247	75,189	46,781	972	1,653	8,213	2,599,055
Multifamily, net	2,828,370	11,903	14,687	—	—	3,996	2,858,956
Construction & development, net	458,328	1,712	2,494	—	—	1,091	463,625
Residential development, net	134,491	—	1,189	—	—	7,304	142,984
Commercial
Term, net	1,458,699	15,716	24,678	119	347	9,221	1,508,780
LOC & other, net	1,063,305	10,565	37,387	3	244	4,755	1,116,259
Leases and equipment finance, net	927,378	5,614	6,866	9,752	978	—	950,588
Residential
Mortgage, net (2)	2,830,547	1,803	53,607	—	2,014	—	2,887,971
Home equity loans & lines, net	1,006,647	1,490	2,727	—	980	—	1,011,844
Consumer & other, net	633,098	4,446	527	—	88	—	638,159
Total, net of deferred fees and costs	$17,012,351	$183,632	$239,642	$12,214	$6,850	$53,974	$17,508,663

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

Troubled Debt Restructurings

At March 31, 2017 and December 31, 2016, impaired loans of $43.0 million and $40.7 million, respectively, were classified as accruing restructured loans, respectively. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a newly restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were no available commitments for troubled debt restructurings outstanding as of March 31, 2017 and December 31, 2016.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$29,934	$—	$29,934
Commercial, net	5,834	3,293	9,127
Residential, net	7,261	—	7,261
Total, net of deferred fees and costs	$43,029	$3,293	$46,322

(in thousands)	December 31, 2016
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$30,563	$—	$30,563
Commercial, net	3,054	3,345	6,399
Residential, net	7,050	—	7,050
Total, net of deferred fees and costs	$40,667	$3,345	$44,012

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The following tables present newly restructured loans that occurred during the three months ended March 31, 2017 and 2016:

(in thousands)	Three Months Ended March 31, 2017
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial, net	$—	$—	$—	$—	$2,919	$2,919
Residential, net	—	—	—	—	253	253
Total, net of deferred fees and costs	$—	$—	$—	$—	$3,172	$3,172

	Three Months Ended March 31, 2016
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate, net	$—	$—	$—	$—	$209	$209
Residential, net	—	—	—	—	132	132
Total, net of deferred fees and costs	$—	$—	$—	$—	$341	$341

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification. There were $118,000 in financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three months ended March 31, 2017 and none for the three months ended March 31, 2016.

Note 5–Goodwill and Other Intangible Assets

Goodwill totaled $1.8 billion as of March 31, 2017 and December 31, 2016, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or circumstances since the December 31, 2016 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The following table summarizes the changes in the Company's other intangible assets for the year ended December 31, 2016, and the three months ended March 31, 2017.

(in thousands)	Other Intangible Assets
	Gross	Accumulated Amortization	Net
Balance, December 31, 2015	$113,471	$(67,963)	$45,508
Amortization	—	(8,622)	(8,622)
Balance, December 31, 2016	113,471	(76,585)	36,886
Amortization	—	(1,689)	(1,689)
Balance, March 31, 2017	$113,471	$(78,274)	$35,197

Core deposit intangible asset's values were determined by an analysis of the cost differential between the core deposits inclusive of estimated servicing costs and alternative funding sources for core deposits acquired through acquisitions. The core deposit intangible assets are amortized on an accelerated basis over a period of approximately 10 years.

The table below presents the forecasted amortization expense for other intangible assets acquired in all mergers:

(in thousands)
Year	Expected Amortization
Remainder of 2017	$5,067
2018	6,166
2019	5,618
2020	4,986
2021	4,520
Thereafter	8,840
$35,197
Note 6 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR"), which are carried at fair value, for the three months ended March 31, 2017 and 2016:

(in thousands)	Three Months Ended
	March 31,
	2017	2016
Balance, beginning of period	$142,973	$131,817
Additions for new MSR capitalized	7,041	5,980
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(3,606)	(10,251)
Other(2)	(4,064)	(10,374)
Balance, end of period	$142,344	$117,172

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of March 31, 2017 and December 31, 2016 is as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016
Balance of loans serviced for others	$14,541,171	$14,327,368
MSR as a percentage of serviced loans	0.98%	1.00%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $9.9 million for the three months ended March 31, 2017 as compared to $7.6 million for the three months ended March 31, 2016.

Key assumptions used in measuring the fair value of the MSR as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Constant prepayment rate	12.35%	11.43%
Discount rate	9.69%	9.69%
Weighted average life (years)	6.3	6.6

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of March 31, 2017 and December 31, 2016 is as follows:

(in thousands)	March 31, 2017	December 31, 2016
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(6,180)	$(6,075)
Effect on fair value of a 20% adverse change	$(11,880)	$(11,720)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(5,642)	$(5,817)
Effect on fair value of a 200 basis point adverse change	$(10,790)	$(11,118)

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

Note 7 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of March 31, 2017:

(dollars in thousands)		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$15,842	Floating rate, LIBOR plus 3.35%, adjusted quarterly	5.71%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	23,920	Floating rate, LIBOR plus 3.45%, adjusted quarterly	5.80%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	7,545	Floating rate, LIBOR plus 2.85%, adjusted quarterly	5.29%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	7,503	Floating rate, LIBOR plus 2.85%, adjusted quarterly	5.49%	March 2034
Umpqua Master Trust I	August 2007	41,238	25,257	Floating rate, LIBOR plus 1.35%, adjusted quarterly	4.05%	September 2037
Umpqua Master Trust IB	September 2007	20,619	14,444	Floating rate, LIBOR plus 2.75%, adjusted quarterly	5.54%	December 2037
Sterling Capital Trust III	April 2003	14,433	11,559	Floating rate, LIBOR plus 3.25%, adjusted quarterly	5.35%	April 2033
Sterling Capital Trust IV	May 2003	10,310	8,171	Floating rate, LIBOR plus 3.15%, adjusted quarterly	5.29%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	16,371	Floating rate, LIBOR plus 3.25%, adjusted quarterly	5.55%	June 2033
Sterling Capital Trust VI	June 2003	10,310	8,141	Floating rate, LIBOR plus 3.20%, adjusted quarterly	5.49%	September 2033
Sterling Capital Trust VII	June 2006	56,702	35,912	Floating rate, LIBOR plus 1.53%, adjusted quarterly	4.19%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	32,908	Floating rate, LIBOR plus 1.63%, adjusted quarterly	4.33%	December 2036
Sterling Capital Trust IX	July 2007	46,392	28,612	Floating rate, LIBOR plus 1.40%, adjusted quarterly	3.89%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	7,300	Floating rate, LIBOR plus 3.15%, adjusted quarterly	5.47%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	6,841	Floating rate, LIBOR plus 1.80%, adjusted quarterly	4.42%	June 2035
Klamath First Capital Trust I	July 2001	15,464	13,279	Floating rate, LIBOR plus 3.75%, adjusted semiannually	5.95%	July 2031
		$379,390	$263,605
AT AMORTIZED COST:
HB Capital Trust I	March 2000	$5,310	$6,036	10.875%	8.64%	March 2030
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,693	10.200%	8.55%	February 2031
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,096	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.93%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	29,921	Floating rate, LIBOR plus 2.95%, adjusted quarterly	3.38%	September 2033
CIB Capital Trust	November 2002	10,310	10,989	Floating rate, LIBOR plus 3.45%, adjusted quarterly	3.81%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	4.62%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	4.75%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.92%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.92%	September 2033
		96,037	100,851
	Total	$475,427	$364,456

(1)
Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of March 31, 2017.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $14.3 million at March 31, 2017 and December 31, 2016. As of March 31, 2017, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling Financial Corporation ("Sterling"). Refer to Note 14 for discussion of the rationale for election of fair value and the approach used to fair value the selected junior subordinated debentures.

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments, the discounts will reverse over time in a manner similar to the effective interest rate method as if these instruments were accounted for under the amortized cost method. Losses recorded resulting from the change in the fair value of these instruments were $1.6 million for both the three months ended March 31, 2017 and 2016.

Note 8 – Commitments and Contingencies

Lease Commitments — As of March 31, 2017, the Bank leased 251 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three months ended March 31, 2017 was $9.8 million and for the three months ended March 31, 2016 was $9.7 million. Rent expense was partially offset by rent income of $513,000 for the three months ended March 31, 2017 and $503,000 for the three months ended March 31, 2016.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of March 31, 2017
Commitments to extend credit	$4,145,219
Forward sales commitments	$626,430
Commitments to originate residential mortgage loans held for sale	$447,676
Standby letters of credit	$69,829

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees during the three months ended March 31, 2017 and March 31, 2016. At March 31, 2017, approximately $50.4 million of standby letters of credit expire within one year, and $19.5 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The Bank recorded approximately $154,000 and $110,000 in fees associated with standby letters of credit during the three months ended March 31, 2017 and 2016, respectively.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of March 31, 2017, the Company had a residential mortgage loan repurchase reserve liability of $1.1 million. For loans sold to GNMA, the Bank has a unilateral right, but not the obligation, to repurchase loans that are past due 90 days or more. As of March 31, 2017, the Bank has recorded a liability for the loans subject to this repurchase right of $5.3 million, and has recorded these loans as part of the loan portfolio as if we had repurchased these loans.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Bank's loan and lease portfolio at March 31, 2017 and 76% at December 31, 2016.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three months ended March 31, 2017 and 2016.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2017, the Bank had commitments to originate mortgage loans held for sale totaling $447.7 million and forward sales commitments of $626.4 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of March 31, 2017, the Bank had 548 interest rate swaps with an aggregate notional amount of $2.5 billion related to this program.  As of December 31, 2016, the Bank had 516 interest rate swaps with an aggregate notional amount of $2.3 billion related to this program.

As of March 31, 2017 and December 31, 2016, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.3 million and $34.9 million, respectively.  The Bank has collateral posting requirements for initial margin with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $27.1 million and $50.3 million as of March 31, 2017 and December 31, 2016, respectively.

Effective in the first quarter of 2017, the Chicago Mercantile Exchange and London Clearing House amended their respective rulebooks to legally characterize variation margin payments, for derivative contracts that are referred to as settled-to-market (STM), as settlements of the derivative’s mark-to-market exposure and not collateral. Based on these changes, Umpqua has treated the variation margin as a settlement, which has resulted in a decrease in our cash collateral, and a corresponding decrease in our derivative asset and liability. As of March 31, 2017, the variation margin was $21.9 million. The change was applied prospectively so prior period balances have not been adjusted.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of March 31, 2017 and December 31, 2016, the net CVA decreased the settlement values of the Bank's net derivative assets by $945,000 and $241,000, respectively.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The following tables summarize the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of March 31, 2017 and December 31, 2016:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated	March 31,	December 31,	March 31,	December 31,
as hedging instrument	2017	2016	2017	2016
Interest rate lock commitments	$6,294	$4,076	$—	$—
Interest rate forward sales commitments	78	8,054	3,807	1,318
Interest rate swaps	27,368	34,701	6,333	34,871
Foreign currency derivative	289	670	298	874
Total	$34,029	$47,501	$10,438	$37,063

The following table summarizes the types of derivatives and the gains (losses) recorded during the three months ended March 31, 2017 and 2016:

(in thousands)	Three Months Ended
Derivatives not designated	March 31,
as hedging instrument	2017	2016
Interest rate lock commitments	$2,219	$4,624
Interest rate forward sales commitments	(2,733)	(11,097)
Interest rate swaps	(727)	(1,793)
Foreign currency derivative	409	261
Total	$(832)	$(8,005)

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivative are included in other income.

The following table summarizes the derivatives that have a right of offset as of March 31, 2017 and December 31, 2016:

(in thousands)				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
March 31, 2017
Derivative Assets
Interest rate swaps	$27,368	$—	$27,368	$(6,333)	$—	$21,035
Foreign currency derivative	289	—	289	—	—	289
Derivative Liabilities
Interest rate swaps	$6,333	$—	$6,333	$(6,333)	$—	$—
Foreign currency derivative	298	—	298	—	—	298

December 31, 2016
Derivative Assets
Interest rate swaps	$34,701	$—	$34,701	$(11,225)	$—	$23,476
Foreign currency derivative	670	—	670	—	—	670
Derivative Liabilities
Interest rate swaps	$34,871	$—	$34,871	$(11,225)	$(23,646)	$—
Foreign currency derivative	874	—	874	—	—	874

The above table represents the impact of the changes to the derivative clearing rules that treat the variation margin as a settlement.

Note 10 – Shareholders' Equity and Stock Compensation

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units granted to employees and included in salaries and employee benefits was $2.5 million for the three months ended March 31, 2017, as compared to $3.0 million for the three months ended March 31, 2016. The total income tax benefit recognized related to stock-based compensation was $977,000 for the three months ended March 31, 2017, as compared to $1.2 million for the three months ended March 31, 2016.

The following table summarizes information about stock option activity for the three months ended March 31, 2017:

(in thousands, except per share data)	Three Months Ended March 31, 2017
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	219	$15.74
Granted/assumed	—	$—
Exercised	(19)	$12.10
Forfeited/expired	(50)	$26.12
Balance, end of period	150	$12.73	2.97	$750
Options exercisable, end of period	142	$12.77	2.80	$704

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three months ended March 31, 2017 was $112,000 as compared to the three months ended March 31, 2016 of $132,000.

During the three months ended March 31, 2017, the amount of cash received from the exercise of stock options was $49,000 as compared to the three months ended March 31, 2016 of $33,000. Total consideration was $230,000 for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 of $635,000.

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the three months ended March 31, 2017:

(in thousands, except per share data)	Three Months Ended March 31, 2017
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	1,096	$15.61
Granted	528	$18.25
Vested/released	(250)	$16.16
Forfeited/expired	(68)	$16.71
Balance, end of period	1,306	$16.51

The total fair value of restricted shares vested and released during the three months ended March 31, 2017 was $4.5 million as compared to the three months ended March 31, 2016 of $4.4 million.

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

The following table summarizes information about nonvested restricted stock unit activity for the three months ended March 31, 2017:

(in thousands, except per share data)	Three Months Ended March 31, 2017
	Restricted	Weighted
	Stock Units	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	78	$18.58
Assumed	—	$—
Released	(2)	$18.58
Forfeited/expired	(3)	$18.58
Balance, end of period	73	$18.58

The total fair value of restricted stock units vested and released during the three months ended March 31, 2017 was $41,000 as compared to the three months ended March 31, 2016 of $260,000.

As of March 31, 2017, there was $15,000 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 0.40 years.  As of March 31, 2017, there was $13.7 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.99 years. As of March 31, 2017, there was $1.1 million of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 0.72 years, assuming expected performance conditions are met.

For the three months ended March 31, 2017, the Company received income tax benefits of $1.8 million as compared to the three months ended March 31, 2016 of $1.9 million related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. The tax deficiency or benefit is recorded as income tax expense or benefit in the period the shares are vested.

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

The Company had gross unrecognized tax benefits of $3.0 million as of March 31, 2017.  If recognized, the unrecognized tax benefit would reduce the 2017 annual effective tax rate by 0.5%.  During the three months ended March 31, 2017, the Company accrued $6,000 of interest relating to its liability for unrecognized tax benefits.  Interest on unrecognized tax benefits is reported by the Company as a component of tax expense.  As of March 31, 2017, the accrued interest related to unrecognized tax benefits was $360,000.

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. For all periods presented, stock options, restricted stock awards and restricted stock units are the only potentially dilutive non-participating instruments issued by the Company.  Next, we determine and include in diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following is a computation of basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016:

(in thousands, except per share data)	Three Months Ended
	March 31,
	2017	2016
NUMERATORS:
Net income	$46,003	$47,569
Less:
Dividends and undistributed earnings allocated to participating securities (1)	12	29
Net earnings available to common shareholders	$45,991	$47,540
DENOMINATORS:
Weighted average number of common shares outstanding - basic	220,287	220,227
Effect of potentially dilutive common shares (2)	492	825
Weighted average number of common shares outstanding - diluted	220,779	221,052
EARNINGS PER COMMON SHARE:
Basic	$0.21	$0.22
Diluted	$0.21	$0.22

(1)	Represents dividends paid and undistributed earnings allocated to certain nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three months ended March 31, 2017 and 2016.

(in thousands)	Three Months Ended
	March 31,
	2017	2016
Stock options	36	119
Restricted Stock	—	25

Note 13 – Segment Information

In the first quarter of 2017, the Company realigned its operating segments based on changes in its internal reporting structure to align with the change in the Company's Chief Operating Decision Maker. The Company now reports four primary segments: Commercial Bank, Wealth Management, Retail Bank, and Home Lending with the remainder as Corporate and other. The prior periods have been restated to reflect current presentation of segments.

The Commercial Bank segment includes lending, treasury and cash management services and customer risk management products to small businesses, middle market and larger commercial customers and includes the operations of Financial Pacific Leasing Inc., a commercial leasing company. The Wealth Management segment consists of the operations of Umpqua Investments, which offers a full range of retail brokerage and investment advisory services and products to its clients who consist primarily of individual investors, and Umpqua Private Bank, which serves high net worth individuals with liquid investable assets and provides customized financial solutions and offerings. The Retail Bank segment includes retail lending and deposit services for customers served through the Bank's store network. The Home Lending segment originates, sells and services residential mortgage loans. The Corporate and other segment includes activities that are not directly attributable to one of the four principal lines of business and includes the operations of Pivotus Ventures, Inc. and the parent company, eliminations and the economic impact of certain assets, capital and support functions not specifically identifiable within the other lines of business.

Management monitors the Company's results using an internal performance measurement accounting system, which provides line of business results and key performance measures. A primary objective of this profitability measurement system and related internal financial reporting practices are designed to produce consistent results that reflect the underlying economics of the businesses, and to support strategic objectives and analysis based on how management views the business.  Various methodologies employed within this system to measure performance are based on management's judgment or other subjective factors.  Consequently, the information presented is not necessarily comparable with similar information for other financial institutions.

This system uses various techniques to assign balance sheet and income statement amounts to the business segments, including internal funds transfer pricing, allocations of income, expense, the provision for credit losses, and capital.  The application and development of these management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised retrospectively, if material.

Funds transfer pricing is used in the determination of net interest income reported by assigning a cost for funds used or credit for funds provided to all assets and liabilities within each business segment. In general, assets and liabilities are match-funded based on their maturity or repricing characteristics, adjusted for estimated prepayments if applicable. The value of funds provided or cost of funds used by the business segments is priced at rates that approximate wholesale market rates of the Company for funds with similar duration and re-pricing characteristics. Market rates are generally based on LIBOR or interest rate swap rates, plus consideration of the Company’s incremental credit spread/cost of borrowing.  As a result, the business segments are generally insulated from changes in interest rates. This method of funds transfer pricing also serves to transfer interest rate risk to Treasury, which is contained within the Corporate & Other segment.  However, the business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions that are within overall Corporate guidelines.

Noninterest income and expenses directly attributable to a business segment are directly recorded within that business unit.  To better analyze the total financial performance of each business unit and to consider the total cost to support a segment, management allocates centrally provided support services and other corporate overhead to the business segments based on various methodologies.  Examples of these type of expense overhead pools include information technology, operations, human resources, finance, risk management, credit administration, legal, and marketing. Expense allocations are based on actual usage where practicably calculated or by management’s estimate of such usage.  Example of typical expense allocation drivers include number of employees, loan or deposits average balances or counts, origination or transaction volumes, credit quality related indicators, noninterest expense, or other identified drivers.

The provision for loan and lease losses is based on the methodology consistent with our process to estimate our consolidated allowance.  The provision for credit losses incorporates the actual net charge-offs recognized related to loans contained within each business segment.  The residual provision for credit losses to arrive at the consolidated provision for credit losses is included in Corporate and Other.

The provision for income taxes is allocated to business segments using a 37% effective tax rate. The residual income tax expense or benefit arising from tax planning strategies or other tax attributes to arrive at the consolidated effective tax rate is retained in Corporate and Other.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Three Months Ended March 31, 2017
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$102,497	$4,429	$68,044	$9,498	$22,257	$206,725
Provision for loan and lease losses	9,109	200	1,816	27	520	11,672
Non-interest income	12,474	4,748	14,831	26,880	1,292	60,225
Non-interest expense	49,857	8,369	73,670	40,986	9,832	182,714
Income (loss) before income taxes	56,005	608	7,389	(4,635)	13,197	72,564
Provision (benefit) for income taxes	20,722	225	2,734	(1,715)	4,595	26,561
Net income (loss)	$35,283	$383	$4,655	$(2,920)	$8,602	$46,003

(in thousands)	Three Months Ended March 31, 2016
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$102,857	$5,013	$65,885	$8,192	$35,755	$217,702
Provision (recapture) for loan and lease losses	3,315	298	2,035	(1,428)	603	4,823
Non-interest income	9,122	4,561	14,712	15,743	1,813	45,951
Non-interest expense	45,725	9,250	77,016	39,798	12,200	183,989
Income (loss) before income taxes	62,939	26	1,546	(14,435)	24,765	74,841
Provision (benefit) for income taxes	23,287	10	572	(5,341)	8,744	27,272
Net income (loss)	$39,652	$16	$974	$(9,094)	$16,021	$47,569

(in thousands)	March 31, 2017
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$13,081,521	$439,496	$1,915,816	$3,231,422	$6,193,203	$24,861,458
Total loans and leases	$12,903,317	$417,530	$1,841,187	$2,693,514	$(25,910)	$17,829,638
Total deposits	$3,367,310	$1,018,767	$12,331,062	$248,149	$2,202,005	$19,167,293

(in thousands)	December 31, 2016
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$12,829,249	$437,058	$1,893,433	$3,243,600	$6,409,779	$24,813,119
Total loans and leases	$12,640,383	$415,737	$1,806,554	$2,685,181	$(39,192)	$17,508,663
Total deposits	$3,288,837	$1,011,454	$12,032,906	$229,358	$2,458,430	$19,020,985

Note 14 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of March 31, 2017 and December 31, 2016, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)		March 31, 2017		December 31, 2016
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$684,646	$684,646	$1,449,432	$1,449,432
Trading securities	1,2	11,241	11,241	10,964	10,964
Investment securities available for sale	2	3,243,408	3,243,408	2,701,220	2,701,220
Investment securities held to maturity	3	4,121	5,146	4,216	5,217
Loans held for sale	2	372,073	372,073	387,318	387,318
Loans and leases, net	3	17,693,346	17,710,155	17,374,679	17,385,156
Restricted equity securities	1	45,522	45,522	45,528	45,528
Residential mortgage servicing rights	3	142,344	142,344	142,973	142,973
Bank owned life insurance assets	1	301,777	301,777	299,673	299,673
Derivatives	2,3	34,029	34,029	47,501	47,501
Visa Class B common stock	3	—	67,327	—	59,107
FINANCIAL LIABILITIES:
Deposits	1,2	$19,167,293	$19,162,214	$19,020,985	$19,016,330
Securities sold under agreements to repurchase	2	304,280	304,280	352,948	352,948
Term debt	2	852,308	845,932	852,397	844,377
Junior subordinated debentures, at fair value	3	263,605	263,605	262,209	262,209
Junior subordinated debentures, at amortized cost	3	100,851	78,051	100,931	77,640
Derivatives	2	10,438	10,438	37,063	37,063

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$211	$—	$211	$—
Equity securities	11,030	11,030	—	—
Investment securities available for sale
Obligations of states and political subdivisions	307,219	—	307,219	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,934,219	—	2,934,219	—
Investments in mutual funds and other equity securities	1,970	—	1,970	—
Loans held for sale, at fair value	372,073	—	372,073	—
Residential mortgage servicing rights, at fair value	142,344	—	—	142,344
Derivatives
Interest rate lock commitments	6,294	—	—	6,294
Interest rate forward sales commitments	78	—	78	—
Interest rate swaps	27,368	—	27,368	—
Foreign currency derivative	289	—	289	—
Total assets measured at fair value	$3,803,095	$11,030	$3,643,427	$148,638
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$263,605	$—	$—	$263,605
Derivatives
Interest rate forward sales commitments	3,807	—	3,807	—
Interest rate swaps	6,333	—	6,333	—
Foreign currency derivative	298	—	298	—
Total liabilities measured at fair value	$274,043	$—	$10,438	$263,605

(in thousands)	December 31, 2016
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$662	$—	$662	$—
Equity securities	10,302	10,302	—	—
Investment securities available for sale
Obligations of states and political subdivisions	307,697	—	307,697	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,391,553	—	2,391,553	—
Investments in mutual funds and other equity securities	1,970	—	1,970	—
Loans held for sale, at fair value	387,318	—	387,318	—
Residential mortgage servicing rights, at fair value	142,973	—	—	142,973
Derivatives
Interest rate lock commitments	4,076	—	—	4,076
Interest rate forward sales commitments	8,054	—	8,054	—
Interest rate swaps	34,701	—	34,701	—
Foreign currency derivative	670	—	670	—
Total assets measured at fair value	$3,289,976	$10,302	$3,132,625	$147,049
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$262,209	$—	$—	$262,209
Derivatives
Interest rate forward sales commitments	1,318	—	1,318	—
Interest rate swaps	34,871	—	34,871	—
Foreign currency derivative	874	—	874	—
Total liabilities measured at fair value	$299,272	$—	$37,063	$262,209

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2017, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2017:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	12.35%
		Discount Rate	9.69%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	85.78%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	5.26%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of March 31, 2017, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or the forward swap interest rate curve will result in positive fair value adjustments (and decrease the fair value measurement). Conversely, a decrease in the credit risk adjusted spread and/or the forward swap interest rate curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2017 and 2016.

(in thousands)
Three Months Ended March 31,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2017
Residential mortgage servicing rights	$142,973	$(7,670)	$7,041	$—	$142,344	$(3,955)
Interest rate lock commitment, net	4,076	797	10,649	(9,228)	6,294	6,294
Junior subordinated debentures, at fair value	262,209	4,680	—	(3,284)	263,605	4,680

2016
Residential mortgage servicing rights	$131,817	$(20,625)	$5,980	$—	$117,172	$(19,827)
Interest rate lock commitment, net	3,631	2,044	14,963	(12,383)	8,255	8,255
Junior subordinated debentures, at fair value	255,457	4,294	—	(2,834)	256,917	4,294

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

(in thousands)	March 31, 2017
	Total	Level 1	Level 2	Level 3
Loans and leases	$20,249	$—	$—	$20,249
Other real estate owned	2,151	—	—	2,151
	$22,400	$—	$—	$22,400

(in thousands)	December 31, 2016
	Total	Level 1	Level 2	Level 3
Loans and leases	$25,753	$—	$—	$25,753
Other real estate owned	2,612	—	—	2,612
	$28,365	$—	$—	$28,365

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2017 and 2016:

(in thousands)	Three Months Ended
	March 31,
	2017	2016
Loans and leases	$11,242	$6,079
Other real estate owned	67	1,423
Total loss from nonrecurring measurements	$11,309	$7,502

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017			December 31, 2016
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$372,073	$358,843	$13,230	$387,318	$378,974	$8,344

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Condensed Consolidated Statements of Income. For both the three months ended March 31, 2017 and March 31, 2016, the Company recorded a net increase in fair value of $4.9 million.

There were no nonaccrual residential mortgage loans held for sale or residential mortgage loans held for sale 90 days or more past due and still accruing interest as of March 31, 2017 and December 31, 2016, respectively.
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

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends" and "forecast," and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds; our securities portfolio; loan sales; availability of acquisition and growth opportunities; adequacy of our allowance for loan and lease losses and reserve for unfunded commitments; provision for loan and lease losses; impaired loans and future losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; litigation; Pivotus Ventures, Inc.; junior subordinated debentures; and the effect of accounting pronouncements. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:

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

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and other new legislation on the Company's business operations, including our compliance costs, interest expense, and revenue;

•	the impact of Basel III capital rules issued by federal banking regulators; and

•	competition, including from financial technology companies.
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

In 2015, we formed Pivotus Ventures, Inc. as a subsidiary of Umpqua Holdings Corporation. Pivotus will use a startup dynamic and collaboration with other institutions to validate, develop, and test new bank platforms that could have a significant impact on the experience and economics of banking. We believe the collaborative model will enhance Pivotus' ability to imagine and develop disruptive technologies, test them with a broad range of customers and deliver them at scale.

Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes periodic examinations by these regulatory agencies.

Executive Overview

Significant items for the three months ended March 31, 2017 were as follows:

Financial Performance

•	Net earnings available to common shareholders per diluted common share were $0.21 for the three months ended March 31, 2017, compared to $0.22 for the three months ended March 31, 2016.

•
Net interest margin, on a tax equivalent basis, was 3.85% for the three months ended March 31, 2017 as compared to 4.34% for the three months ended March 31, 2016.  The decrease in net interest margin for the three months ended March 31, 2017, compared to the same period in the prior year, reflects lower interest income, primarily attributable to lower average yields on the loan and lease portfolio and taxable investments, as well as an increase in the cost of interest-bearing liabilities.

•
Residential mortgage banking revenue was $26.8 million for the three months ended March 31, 2017 as compared to $15.4 million for the three months ended March 31, 2016.  The increase as compared to the prior period is principally attributable to a lower negative fair value adjustment of $7.7 million on the MSR asset for the three months ended March 31, 2017, relative to the negative fair value adjustment of $20.6 million in the same period of the prior year. The gain on sale margin decreased to 3.27% for the three months ended March 31, 2017, compared to 3.72% in the same period of the prior year, driving lower revenue from the origination and sale of residential mortgages over the same period.

•
Total gross loans and leases were $17.8 billion as of March 31, 2017, an increase of $321.0 million, as compared to December 31, 2016.  The increase was due to balanced growth in the Company's commercial term, commercial real-estate non-owner occupied term, leases & equipment finance and consumer portfolios.

•
Total deposits were $19.2 billion as of March 31, 2017, an increase of $146.3 million, compared to December 31, 2016.  This increase was primarily attributable to growth in non-interest bearing demand and savings accounts, partially offset by a decrease in public funds, which was attributable to a combination of seasonal fluctuations and targeted run-off.

•	Total consolidated assets were $24.9 billion as of March 31, 2017, compared to $24.8 billion at December 31, 2016.

Credit Quality

•
Non-performing assets decreased to $58.9 million, or 0.24% of total assets, as of March 31, 2017, as compared to $62.9 million, or 0.25% of total assets, as of December 31, 2016.  Non-performing loans were $52.3 million, or 0.29% of total loans, as of March 31, 2017, as compared to $56.1 million, or 0.32% of total loans, as of December 31, 2016.

•
The provision for loan and lease losses was $11.7 million for the three months ended March 31, 2017 as compared to the $4.8 million recognized for the three months ended March 31, 2016. The increase for the three months ended March 31, 2017, compared to the same period of the prior year was primarily attributable to strong growth in the loan portfolio, as well as an increase in net charge-offs. Net charge-offs were $9.4 million for the three months ended March 31, 2017, or 0.22% of average loans and leases (annualized), as compared to net charge-offs of $4.9 million, or 0.12% of average loans and leases (annualized), for the three months ended March 31, 2016.

Capital and Growth Initiatives

•
The Company's total risk based capital was 14.5% and its Tier 1 common to risk weighted assets ratio was 11.3% as of March 31, 2017. As of December 31, 2016, the Company's total risk based capital ratio was 14.7% and its Tier 1 common to risk weighted assets ratio was 11.5%.

•	Cash dividends declared in the first quarter of 2017 were $0.16 per common share, consistent with the comparable period of the prior year.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2016 included in the Form 10-K filed with the SEC on February 23, 2017. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC's definition.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of March 31, 2017, there was no unallocated allowance amount.

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

Management believes that the ALLL was adequate as of March 31, 2017. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. A substantial percentage of our loan portfolio is secured by real estate, as a result a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has established a project team, for the implementation of this new standard. The team is currently working with a vendor to put a new leasing software in place that will support the current leasing process, as well as aid in the transition to the new leasing guidance. Although an estimate of the impact of the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related lease liability on the balance sheet due to the number of leased properties the Bank currently has that are accounted for under current operating lease guidance.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for certain financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates, but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for specified periods. The Company has formed a cross-functional team to begin its implementation efforts of this new guidance. The team has begun the next steps of the process by evaluating the data elements, and modeling options, that are expected to be critical to the new process. An estimate of the impact of this standard has not yet been determined, however, the impact is expected to be significant.

In February 2017, the FASB issued ASU No. 2017-05, Other Income —Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendment clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The amendment is effective at the same time as the Topic 606, Revenue from Contracts with Customers. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

Results of Operations

Overview

For the three months ended March 31, 2017, net earnings available to common shareholders were $46.0 million, or $0.21 per diluted common share, as compared to net earnings available to common shareholders of $47.5 million, or $0.22 per diluted common share, for the three months ended March 31, 2016. The decrease in net earnings for the three months ended March 31, 2017 compared to the same period of the prior year was principally attributable to a decrease in net interest income, primarily attributable to lower average yields on interest-earning assets, specifically within the loan and lease portfolio, and an increase in the provision for loan and lease losses. The decline was partially offset by an increase in non-interest income, related to residential mortgage banking revenue and a decrease in non-interest expense, related to decreases in merger related expenses.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three months ended March 31, 2017 and 2016. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)	Three Months Ended
	March 31,
	2017	2016
Return on average assets	0.75%	0.82%
Return on average common shareholders' equity	4.74%	4.93%
Return on average tangible common shareholders' equity	8.83%	9.34%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$3,936,340	$3,878,540
Less: average goodwill and other intangible assets, net	(1,823,799)	(1,832,046)
Average tangible common shareholders' equity	$2,112,541	$2,046,494

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of March 31, 2017 and December 31, 2016:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	March 31,	December 31,
	2017	2016
Total shareholders' equity	$3,931,150	$3,916,795
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	35,197	36,886
Tangible common shareholders' equity	$2,108,302	$2,092,258
Total assets	$24,861,458	$24,813,119
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	35,197	36,886
Tangible assets	$23,038,610	$22,988,582
Tangible common equity ratio	9.15%	9.10%

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

Net Interest Income

Net interest income is the largest source of our income. Net interest income for the three months ended March 31, 2017 was $206.7 million, a decrease of $11.0 million, compared to the same period in 2016. The decrease in net interest income for the three months ended March 31, 2017 as compared to the same period in 2016 is primarily attributable to lower average yields on interest-earning assets, specifically within the loan and lease portfolio. The decrease was partially offset by growth in average interest-earning assets with increases in loans and leases, taxable securities, and interest-bearing cash. The decrease also reflects a higher average cost of funds, primarily driven by an increase in the cost of time deposits due to the utilization of longer-term maturities which typically carry a high rate paid, as well as an increase in the interest expense on junior subordinated debentures.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.85% for the three months ended March 31, 2017, a decrease of 49 basis points as compared to the same period in 2016. The decrease in net interest margin primarily resulted from the lower level of accretion of the credit discount recorded on loans acquired, as well as decreased yields on interest-earning assets. The yield on loans and leases decreased by 42 basis points for the three months ended March 31, 2017 as compared to the same period in 2016.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2017 and 2016:

Average Rates and Balances

(dollars in thousands)	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$351,570	$3,395	3.86%	$297,732	$3,022	4.06%
Loans and leases (1)	17,598,314	202,601	4.65%	17,008,084	214,906	5.07%
Taxable securities	2,723,576	14,319	2.10%	2,311,589	13,421	2.32%
Non-taxable securities (2)	286,444	3,409	4.76%	287,085	3,398	4.73%
Temporary investments and interest-bearing cash	804,354	1,557	0.79%	356,674	480	0.54%
Total interest-earning assets	21,764,258	225,281	4.18%	20,261,164	235,227	4.66%
Allowance for loan and lease losses	(136,216)			(132,466)
Other assets	3,102,243			3,286,741
Total assets	$24,730,285			$23,415,439
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,265,934	$645	0.12%	$2,137,381	$618	0.12%
Money market deposits	6,871,515	2,669	0.16%	6,612,209	2,834	0.17%
Savings deposits	1,364,808	128	0.04%	1,175,934	160	0.05%
Time deposits	2,617,479	6,206	0.96%	2,485,481	4,801	0.78%
Total interest-bearing deposits	13,119,736	9,648	0.30%	12,411,005	8,413	0.27%
Repurchase agreements	326,666	30	0.04%	312,399	36	0.05%
Term debt	852,351	3,510	1.67%	896,660	4,186	1.88%
Junior subordinated debentures	362,805	4,201	4.70%	356,614	3,727	4.20%
Total interest-bearing liabilities	14,661,558	17,389	0.48%	13,976,678	16,362	0.47%
Non-interest-bearing deposits	5,883,924			5,289,810
Other liabilities	248,463			270,411
Total liabilities	20,793,945			19,536,899
Common equity	3,936,340			3,878,540
Total liabilities and shareholders' equity	$24,730,285			$23,415,439
NET INTEREST INCOME		$207,892			$218,865
NET INTEREST SPREAD			3.70%			4.19%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.18%			4.66%
INTEREST EXPENSE TO EARNING ASSETS			0.33%			0.32%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.85%			4.34%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.2 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2017 as compared to the same period in 2016. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)	Three Months Ended March 31,
	2017 compared to 2016
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$522	$(149)	$373
Loans and leases	6,808	(19,113)	(12,305)
Taxable securities	2,221	(1,323)	898
Non-taxable securities (1)	(7)	18	11
Temporary investments and interest bearing cash	817	260	1,077
Total (1)	10,361	(20,307)	(9,946)
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	37	(10)	27
Money market deposits	108	(273)	(165)
Savings deposits	23	(55)	(32)
Time deposits	266	1,139	1,405
Repurchase agreements	2	(8)	(6)
Term debt	(200)	(476)	(676)
Junior subordinated debentures	66	408	474
Total	302	725	1,027
Net increase in net interest income (1)	$10,059	$(21,032)	$(10,973)

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $11.7 million for the three months ended March 31, 2017, as compared to $4.8 million for the same period in 2016.  As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three months ended March 31, 2017 was 0.27% as compared to 0.11% in the same period in 2016.

The increase for the three months ended March 31, 2017 as compared to the same prior year period is primarily related to strong growth in the loan portfolio, in addition to an increase in net charge-offs. Net charge-offs on loans were $9.4 million for the three months ended March 31, 2017, or 0.22% of average loans and leases (annualized), as compared to net charge-offs of $4.9 million, or 0.12% of average loans and leases (annualized), for the three months ended March 31, 2016. For the first quarter of 2017, $380,000 of the provision for loan and lease losses related to previously acquired loans that were not purchased credit impaired. For the first quarter of 2016, $579,000 of the provision for loan and lease was recaptured related to previously acquired loans that were not purchased credit impaired.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral-dependent loans.  Therefore, the non-accrual loans of $28.9 million as of March 31, 2017 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended March 31, 2017 was $60.2 million, an increase of $14.3 million, or 31%, as compared to the same period in 2016. The following table presents the key components of non-interest income for the three months ended March 31, 2017 and 2016:

Non-Interest Income

(in thousands)	Three Months Ended
	March 31,
			Change	Change
	2017	2016	Amount	Percent
Service charges on deposits	$14,729	$14,516	$213	1%
Brokerage revenue	4,122	4,094	28	1%
Residential mortgage banking revenue, net	26,834	15,426	11,408	74%
(Loss) gain on investment securities, net	(2)	696	(698)	(100)%
Gain on loan sales, net	1,754	2,371	(617)	(26)%
Loss on junior subordinated debentures carried at fair value	(1,555)	(1,572)	17	(1)%
BOLI income	2,069	2,139	(70)	(3)%
Other income	12,274	8,281	3,993	48%
Total	$60,225	$45,951	$14,274	31%

Residential mortgage banking revenue increased for the three months ended March 31, 2017 as compared to the same periods of 2016 due primarily to a decrease of $13.0 million in the loss on fair value of the MSR asset, driven by increasing long-term interest rates during the current period, and its impact on the prepayment speed assumption for the MSR asset. This increase in revenue was partially offset by a decline in revenue from the origination and sale of residential mortgages and servicing income, as the gain on sale margin declined to 3.27% for the three months ended March 31, 2017, from 3.72% for the prior year period. Closed for-sale mortgage volume for the three months ended March 31, 2017 was $754.7 million, compared to $764.1 million for the three months ended March 31, 2016.

Other income for the three months ended March 31, 2017 compared to the same period in the prior year increased by $4.0 million. The increase was primarily related to the change in debt capital market swap derivatives revenues which increased by $2.9 million as compared to the same period of 2016.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2017 was $182.7 million, a decrease of $1.3 million, or 1% as compared to the same period in 2016. The following table presents the key elements of non-interest expense for the three months ended March 31, 2017 and 2016:

Non-Interest Expense

(in thousands)	Three Months Ended
	March 31,
			Change	Change
	2017	2016	Amount	Percent
Salaries and employee benefits	$106,473	$106,538	$(65)	—%
Occupancy and equipment, net	38,673	38,295	378	1%
Communications	5,104	5,564	(460)	(8)%
Marketing	1,733	2,850	(1,117)	(39)%
Services	11,305	10,671	634	6%
FDIC assessments	4,087	3,721	366	10%
Loss on other real estate owned, net	82	1,389	(1,307)	(94)%
Intangible amortization	1,689	2,560	(871)	(34)%
Merger related expenses	1,020	3,450	(2,430)	(70)%
Goodwill impairment	—	142	(142)	(100)%
Other expenses	12,548	8,809	3,739	42%
Total	$182,714	$183,989	$(1,275)	(1)%

Marketing expense decreased by $1.1 million for the three months ended March 31, 2017 as compared to the same period in the prior year, primarily related to costs associated with branding initiatives in early 2016.

In the three months ended March 31, 2017, the Company recognized a net loss on OREO properties (which includes loss on sale and valuation adjustments) of $82,000, as compared to a net loss on OREO properties of $1.4 million in the same period in 2016. The change is primarily the result of improving real estate values, allowing for better realization of market values of existing OREO properties.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable.  These merger expenses are recorded in accordance with a Board approved accounting policy with respect to merger related charges, including internal and external charges. These expenses include acquisition related expenses, certain facility closure related costs, customer communications, restructuring expenses (including associate severance and retention charges) and expenses related to conversions of systems, including consulting costs. The merger related expenses incurred in 2017 and 2016 relate to the merger with Sterling.

The following table provides a breakout of Merger related expense for the three months ended March 31, 2017 and 2016.

(in thousands)	Three Months Ended
	March 31, 2017	March 31, 2016
Premises and Equipment	$793	$794
Personnel	146	912
Legal and professional	81	1,140
Communication	—	245
Other	—	359
Total merger related expense	$1,020	$3,450

Other non-interest expense increased by $3.7 million for the three months ended March 31, 2017 as compared to the same period in the prior year. The increase is primarily due to $1.2 million in litigation settlement losses that were paid during the three months ended March 31, 2017 and a $703,000 incremental increase in brokered deposit fees due paid during the quarter.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three months ended March 31, 2017 was 36.6%, as compared to 36.4% for the three months ended March 31, 2016. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, stock-based compensation and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Trading securities were $11.2 million at March 31, 2017, up from $11.0 million at December 31, 2016.

Investment securities available for sale were $3.2 billion as of March 31, 2017 compared to $2.7 billion at December 31, 2016.  The increase was due to the Company deploying excess cash by purchasing $672.1 million in investments during the quarter, offset by sales and paydowns of $127.2 million. The shift in liquidity from lower interest bearing cash into investment securities assisted in improving the net interest margin by 2 basis points as compared to the three months ended December 31, 2016.

Investment securities held to maturity were $4.1 million as of March 31, 2017, as compared to $4.2 million at December 31, 2016. The change primarily related to paydowns and maturities of investment securities held to maturity of $124,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of March 31, 2017 and December 31, 2016:

Investment Securities Composition

(dollars in thousands)	Investment Securities Available for Sale
	March 31, 2017		December 31, 2016
	Fair Value	%	Fair Value	%
Obligations of states and political subdivisions	$307,219	10%	$307,697	11%
Residential mortgage-backed securities and collateralized mortgage obligations	2,934,219	90%	2,391,553	89%
Investments in mutual funds and other equity securities	1,970	—%	1,970	—%
Total	$3,243,408	100%	$2,701,220	100%

(dollars in thousands)	Investment Securities Held to Maturity
	March 31, 2017		December 31, 2016
	Amortized		Amortized
	Cost	%	Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$4,121	100%	$4,216	100%
Total	$4,121	100%	$4,216	100%

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

Gross unrealized losses in the available for sale investment portfolio were $40.7 million at March 31, 2017.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $38.1 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

Restricted Equity Securities

Restricted equity securities were $45.5 million at March 31, 2017 and $45.5 million at December 31, 2016. Of the $45.5 million at March 31, 2017, $44.0 million represented the Bank's investment in the FHLBs of Des Moines and San Francisco. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.
Loans and Leases

Loans and Leases, net

Total loans and leases outstanding at March 31, 2017 were $17.8 billion, an increase of $321.0 million as compared to year-end 2016. The increase included net new loan and lease originations of $360.2 million, partially offset by loans sold of $23.5 million, charge-offs of $13.0 million, and transfers to other real estate owned of $789,000 during the period.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of March 31, 2017 and December 31, 2016.

Loan and Lease Concentrations

(dollars in thousands)	March 31, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,410,914	19.2%	$3,330,442	19.0%
Owner occupied term, net	2,584,183	14.5%	2,599,055	14.9%
Multifamily, net	2,885,164	16.2%	2,858,956	16.3%
Construction & development, net	471,007	2.6%	463,625	2.7%
Residential development, net	145,479	0.8%	142,984	0.8%
Commercial
Term, net	1,620,311	9.1%	1,508,780	8.6%
LOC & other, net	1,114,160	6.2%	1,116,259	6.4%
Leases and equipment finance, net	1,000,376	5.6%	950,588	5.4%
Residential
Mortgage, net	2,916,924	16.4%	2,887,971	16.5%
Home equity loans & lines, net	1,015,138	5.7%	1,011,844	5.8%
Consumer & other, net	665,982	3.7%	638,159	3.6%
Total, net of deferred fees and costs	$17,829,638	100.0%	$17,508,663	100.0%

Asset Quality and Non-Performing Assets

Non-Performing Assets

The following table summarizes our non-performing assets and restructured loans as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31,	December 31,
	2017	2016
Loans and leases on non-accrual status	$28,915	$27,765
Loans and leases past due 90 days or more and accruing (1)	23,421	28,369
Total non-performing loans and leases	52,336	56,134
Other real estate owned	6,518	6,738
Total non-performing assets	$58,854	$62,872
Restructured loans (2)	$43,029	$40,667
Allowance for loan and lease losses	$136,292	$133,984
Reserve for unfunded commitments	3,495	3,611
Allowance for credit losses	$139,787	$137,595
Asset quality ratios:
Non-performing assets to total assets	0.24%	0.25%
Non-performing loans and leases to total loans and leases	0.29%	0.32%
Allowance for loan and leases losses to total loans and leases	0.76%	0.77%
Allowance for credit losses to total loans and leases	0.78%	0.79%
Allowance for credit losses to total non-performing loans and leases	267%	245%

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $5.3 million and $10.9 million at March 31, 2017 and December 31, 2016, respectively.

(2)	Represents accruing restructured loans performing according to their restructured terms.

The purchased non-credit impaired loans had remaining credit discount that is expected to accrete into interest income over the life of the loans of $38.5 million and $43.9 million, as of March 31, 2017 and December 31, 2016, respectively. The purchased credit impaired loan pools had remaining discount of $42.8 million and $45.7 million, as of March 31, 2017 and December 31, 2016, respectively.

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

The Bank has written down impaired, non-accrual loans as of March 31, 2017 to their estimated net realizable value and expects resolution with no additional material loss, absent further decline in market prices. The following table summarizes our non-performing loans and leases by loan type as of March 31, 2017 and December 31, 2016:

Non-Performing Loans by Type

(in thousands)	March 31,	December 31,
	2017	2016
Commercial real estate
Non-owner occupied term, net	$1,594	$3,147
Owner occupied term, net	8,000	4,392
Multifamily, net	387	476
Commercial
Term, net	6,996	6,880
LOC & other, net	3,334	4,998
Leases and equipment finance, net	9,031	10,728
Residential
Mortgage, net (1)	19,926	22,846
Home equity loans & lines, net	2,148	2,080
Consumer & other, net	920	587
Total	$52,336	$56,134

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $5.3 million and $10.9 million at March 31, 2017 and December 31, 2016, respectively.

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

Restructured Loans

At March 31, 2017 and December 31, 2016, impaired loans of $43.0 million and $40.7 million, respectively, were classified as performing restructured loans.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent principally the only impaired loans accruing interest at March 31, 2017.  In order for a new restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $136.3 million at March 31, 2017, an increase of $2.3 million from $134.0 million at December 31, 2016. The following table shows the activity in the ALLL for the three months ended March 31, 2017 and 2016:

Allowance for Loan and Lease Losses

(in thousands)	Three months ended
	March 31,
	2017	2016
Balance, beginning of period	$133,984	$130,322
Charge-offs	(13,002)	(7,850)
Recoveries	3,638	2,948
Net charge-offs	(9,364)	(4,902)
Provision for loan and lease losses	11,672	4,823
Balance, end of period	$136,292	$130,243
As a percentage of average loans and leases (annualized):
Net charge-offs	0.22%	0.12%
Provision for loan and lease losses	0.27%	0.11%
Recoveries as a percentage of charge-offs	27.98%	37.55%

The increase in allowance for loan and lease losses as of March 31, 2017 compared to the same period of the prior year was primarily the result of growth in our loan and lease portfolios, and higher net charge-offs during the period. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans in each category to total loans and leases as of March 31, 2017 and December 31, 2016:

(dollars in thousands)	March 31, 2017		December 31, 2016
	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$49,006	53.3%	$47,795	53.7%
Commercial	59,117	20.9%	58,840	20.4%
Residential	17,966	22.1%	17,946	22.3%
Consumer & other	10,203	3.7%	9,403	3.6%
Allowance for loan and lease losses	$136,292		$133,984

At March 31, 2017, the recorded investment in loans classified as impaired totaled $55.7 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $742,000.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2016, the total recorded investment in impaired loans was $54.0 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $867,000.

The following table presents a summary of activity in the RUC:

Summary of Reserve for Unfunded Commitments Activity

(in thousands)	Three months ended
	March 31,
	2017	2016
Balance, beginning of period	$3,611	$3,574
Net charge to other expense	(116)	(92)
Balance, end of period	$3,495	$3,482

We believe that the ALLL and RUC at March 31, 2017 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Residential Mortgage Servicing Rights

The following table presents the key elements of our residential mortgage servicing rights portfolio for the three months ended March 31, 2017 and 2016:

Summary of Residential Mortgage Servicing Rights

(in thousands)	Three Months Ended
	March 31,
	2017	2016
Balance, beginning of period	$142,973	$131,817
Additions for new MSR capitalized	7,041	5,980
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(3,606)	(10,251)
Other(2)	(4,064)	(10,374)
Balance, end of period	$142,344	$117,172

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential serviced loan portfolio as of March 31, 2017 and December 31, 2016 was as follows:

(dollars in thousands)	March 31, 2017	December 31, 2016
Balance of loans serviced for others	$14,541,171	$14,327,368
MSR as a percentage of serviced loans	0.98%	1.00%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangibles Assets

At March 31, 2017 and December 31, 2016, we had goodwill of $1.8 billion.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. There were no changes to goodwill during the three months ended March 31, 2017.

At March 31, 2017, we had other intangible assets of $35.2 million, as compared to $36.9 million at December 31, 2016.   As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which include all deposits except certificates of deposit, are recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. The decrease from December 31, 2016 relates to the amortization of the other intangible assets of $1.7 million for the three months ended March 31, 2017.

Deposits

Total deposits were $19.2 billion at March 31, 2017, an increase of $146.3 million, as compared to December 31, 2016. The increase is attributable to growth in non-interest bearing demand and savings accounts, partially offset by a decrease in public funds, related to a combination of seasonal fluctuations and targeted run-off.

The following table presents the deposit balances by major category as of March 31, 2017 and December 31, 2016:

(dollars in thousands)	March 31, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage
Non-interest bearing demand	$6,021,585	31%	$5,861,469	31%
Interest bearing demand	2,327,226	12%	2,296,532	12%
Money market	6,784,442	36%	6,932,717	36%
Savings	1,400,330	7%	1,325,757	7%
Time, $100,000 or greater	1,739,461	9%	1,702,982	9%
Time, less than $100,000	894,249	5%	901,528	5%
Total	$19,167,293	100%	$19,020,985	100%

At March 31, 2017 and December 31, 2016, the Company's brokered deposits, including Certificate of Deposit Account Registry Service ("CDARS"), totaled $956.7 million and $1.0 billion, respectively.

Borrowings

At March 31, 2017, the Bank had outstanding $304.3 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $852.3 million at March 31, 2017. Term debt outstanding as of March 31, 2017 decreased $89,000 since December 31, 2016. Advances from the FHLB amounted to $851.8 million of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed interest rates ranging from 0.94% to 7.10% and mature in 2017 through 2033.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $364.5 million and $363.1 million at March 31, 2017 and December 31, 2016, respectively.  The increase is due to the change in fair value for the junior subordinated debentures selected to be carried at fair value. As of March 31, 2017, the majority of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures increased for the three months ended March 31, 2017 compared to the same period in 2016, primarily resulting from increases in the LIBOR rate during the period.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 7.5% of total deposits at March 31, 2017 and 8.6% of total deposits at December 31, 2016. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $6.0 billion at March 31, 2017, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $420.1 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at March 31, 2017. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $48.5 million of dividends paid by the Bank to the Company in the three months ended March 31, 2017.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures. As of March 31, 2017, the Company did not have any borrowing arrangements of its own.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $59.9 million during the three months ended March 31, 2017, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $795.8 million, offset by originations of loans held for sale of $754.7 million.  This compares to net cash provided by operating activities of $42.8 million during the three months ended March 31, 2016, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $759.9 million, offset by originations of loans held for sale of $764.1 million.

Net cash of $885.8 million used in investing activities during the three months ended March 31, 2017 consisted principally of purchases of investment securities available for sale of $672.1 million and net loan originations of $360.2 million, offset by proceeds from investment securities available for sale of $127.2 million and proceeds from sale of loans and leases of $25.3 million.   This compares to net cash of $355.6 million used in investing activities during the three months ended March 31, 2016, which consisted principally of net loan originations of $506.0 million and purchases of investment securities available for sale of $96.6 million, partially offset by proceeds from the sale of loans and leases of $151.5 million and proceeds from investment securities available for sale of $103.6 million.

Net cash of $61.1 million provided by financing activities during the three months ended March 31, 2017 primarily consisted of $146.6 million increase in net deposits and proceeds from term debt borrowings of $100.0 million, offset by $100.0 million repayment of term debt, a net decrease in securities sold under agreements to repurchase of $48.7 million and the dividends paid on common stock of $35.2 million. This compares to net cash of $452.0 million provided by financing activities during the three months ended March 31, 2016, which consisted primarily of $456.6 million increase in net deposits and proceeds from term debt borrowings of $115.0 million, offset by $100.0 million repayment of term debt and $35.3 million in dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2017, it is possible that our deposit growth for 2017 may not be maintained at the levels experienced in the three months ended March 31, 2017.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at March 31, 2017 was $3.9 billion, an increase of $14.4 million from December 31, 2016. The increase in shareholders' equity during the three months ended March 31, 2017 was principally due to net income for the period and other comprehensive income, net of tax, offset by declared common dividends.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of Basel III at March 31, 2017 and December 31, 2016:

(dollars in thousands)			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,728,217	14.45%	$1,510,644	8.00%	$1,888,305	10.00%
Umpqua Bank	$2,548,617	13.51%	$1,509,435	8.00%	$1,886,794	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,127,280	11.27%	$1,132,983	6.00%	$1,510,644	8.00%
Umpqua Bank	$2,408,938	12.77%	$1,132,076	6.00%	$1,509,435	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,127,280	11.27%	$849,737	4.50%	$1,227,398	6.50%
Umpqua Bank	$2,408,938	12.77%	$849,057	4.50%	$1,226,416	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,127,280	9.29%	$916,109	4.00%	$1,145,137	5.00%
Umpqua Bank	$2,408,938	10.52%	$916,173	4.00%	$1,145,216	5.00%
As of December 31, 2016
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,707,693	14.72%	$1,471,577	8.00%	$1,839,471	10.00%
Umpqua Bank	$2,534,927	13.79%	$1,470,731	8.00%	$1,838,414	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,108,948	11.47%	$1,103,682	6.00%	$1,471,577	8.00%
Umpqua Bank	$2,397,449	13.04%	$1,103,048	6.00%	$1,470,731	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,108,948	11.47%	$827,762	4.50%	$1,195,656	6.50%
Umpqua Bank	$2,397,449	13.04%	$827,286	4.50%	$1,194,969	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,108,948	9.21%	$915,917	4.00%	$1,144,896	5.00%
Umpqua Bank	$2,397,449	10.47%	$916,260	4.00%	$1,145,325	5.00%

The phase-in period for the final rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III") began for the Company on January 1, 2015, with full compliance with the final rules in their entirety required to be phased in on January 1, 2019.

The final rules, among other things, include a common equity Tier 1 capital ("CET1") to risk-weighted assets ratio, including a capital conservation buffer, which will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 6.0%, which is the current minimum, to 8.5% on January 1, 2019, as well as require a minimum leverage ratio of 4.0%.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2017 and 2016:

Cash Dividends and Payout Ratios per Common Share

	Three months ended
	March 31,
	2017	2016
Dividend declared per common share	$0.16	$0.16
Dividend payout ratio	76%	73%

As of March 31, 2017, a total of 10.8 million shares are available for repurchase under the Company's current share repurchase plan. The Board of Directors approved an extension of the repurchase plan to July 31, 2017. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2017 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of March 31, 2017.

No change in our internal controls occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company assumed, as successor-in-interest to Sterling, the defense of litigation matters pending against Sterling. Sterling previously reported that on December 11, 2009, a putative securities class action complaint captioned City of Roseville Employees' Retirement System v. Sterling Financial Corp., et al., No. CV 09-00368-EFS, was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of its current and former officers. On June 18, 2010, lead plaintiff filed a consolidated complaint alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements concerning Sterling's business and financial results. Plaintiffs sought unspecified damages and attorneys' fees and costs. On August 30, 2010, Sterling moved to dismiss the Complaint, and the court granted the motion to dismiss without prejudice on August 5, 2013. On October 11, 2013, the lead plaintiff filed an amended consolidated complaint with the same defendants, class period, alleged violations, and relief sought. On January 24, 2014, Sterling moved to dismiss the amended consolidated complaint, and on September 17, 2014, the court entered an order dismissing the amended consolidated complaint in its entirety with no further leave to amend. On October 24, 2014, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit from the district court's order granting the motion to dismiss the amended consolidated complaint. Appellant filed its opening brief on April 3, 2015 and the Company filed its reply brief on June 17, 2015; additional appellate briefing was filed in the third quarter 2015. The appellate court will hold a hearing on May 10, 2017.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in our Form 10-K for the year ended December 31, 2016.   These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.  There have been no material changes from the risk factors described in our Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2017:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/17-1/31/17	39,041	$18.23	—	10,807,429
2/1/17-2/28/17	46,804	$18.03	—	10,807,429
3/1/17-3/31/17	989	$19.28	—	10,807,429
Total for quarter	86,834	$18.13	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 85,914 shares to be issued upon vesting of restricted stock awards and 920 shares to be issued upon vesting of restricted stock units to pay withholding taxes.  During the three months ended March 31, 2017, no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2017.  As of March 31, 2017, a total of 10.8 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	May 5, 2017	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	May 5, 2017	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	May 5, 2017	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit #	Description
3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(a)     Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 7, 2014
(b)    Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 21, 2017
(c)     Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999