Form 10-Q
period 2017-06-30
UMPQUA HOLDINGS CORP
filed 2017-08-04
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June 30, 2017
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

Common stock, no par value: 220,210,196 shares outstanding as of July 31, 2017

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)
	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks (restricted cash of $34,471 and $51,017)	$320,027	$331,994
Interest bearing cash and temporary investments (restricted cash of $1,962 and $0)	295,937	1,117,438
Total cash and cash equivalents	615,964	1,449,432
Investment securities
Trading, at fair value	11,467	10,964
Available for sale, at fair value	3,132,566	2,701,220
Held to maturity, at amortized cost	4,017	4,216
Loans held for sale, at fair value	451,350	387,318
Loans and leases	18,321,142	17,508,663
Allowance for loan and lease losses	(136,867)	(133,984)
Net loans and leases	18,184,275	17,374,679
Restricted equity securities	45,511	45,528
Premises and equipment, net	288,853	303,882
Goodwill	1,787,651	1,787,651
Other intangible assets, net	33,508	36,886
Residential mortgage servicing rights, at fair value	141,832	142,973
Other real estate owned	4,804	6,738
Bank owned life insurance	303,894	299,673
Deferred tax asset, net	—	34,322
Other assets	252,092	227,637
Total assets	$25,257,784	$24,813,119
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$6,112,480	$5,861,469
Interest bearing	13,347,470	13,159,516
Total deposits	19,459,950	19,020,985
Securities sold under agreements to repurchase	330,189	352,948
Term debt	852,219	852,397
Junior subordinated debentures, at fair value	265,423	262,209
Junior subordinated debentures, at amortized cost	100,770	100,931
Deferred tax liability, net	34,296	—
Other liabilities	256,092	306,854
Total liabilities	21,298,939	20,896,324
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2017 and 2016; issued and outstanding: 220,204,515 in 2017 and 220,177,030 in 2016	3,514,094	3,515,299
Retained earnings	454,802	422,839
Accumulated other comprehensive loss	(10,051)	(21,343)
Total shareholders' equity	3,958,845	3,916,795
Total liabilities and shareholders' equity	$25,257,784	$24,813,119

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans and leases	$212,998	$210,290	$418,994	$428,218
Interest and dividends on investment securities:
Taxable	15,220	11,963	29,151	25,018
Exempt from federal income tax	2,237	2,183	4,479	4,418
Dividends	360	365	748	731
Interest on temporary investments and interest bearing deposits	324	652	1,881	1,132
Total interest income	231,139	225,453	455,253	459,517
INTEREST EXPENSE
Interest on deposits	10,641	8,540	20,289	16,953
Interest on securities sold under agreement to repurchase and federal funds purchased	321	32	351	68
Interest on term debt	3,662	3,848	7,172	8,034
Interest on junior subordinated debentures	4,437	3,835	8,638	7,562
Total interest expense	19,061	16,255	36,450	32,617
Net interest income	212,078	209,198	418,803	426,900
PROVISION FOR LOAN AND LEASE LOSSES	10,657	10,589	22,329	15,412
Net interest income after provision for loan and lease losses	201,421	198,609	396,474	411,488
NON-INTEREST INCOME
Service charges on deposits	15,478	15,667	30,207	30,183
Brokerage revenue	3,903	4,580	8,025	8,674
Residential mortgage banking revenue, net	33,894	36,783	60,728	52,209
Gain on investment securities, net	35	162	33	858
Gain on loan sales, net	3,310	5,640	5,064	8,011
Loss on junior subordinated debentures carried at fair value	(1,572)	(1,572)	(3,127)	(3,144)
BOLI income	2,089	2,152	4,158	4,291
Other income	13,982	11,247	26,256	19,528
Total non-interest income	71,119	74,659	131,344	120,610
NON-INTEREST EXPENSE
Salaries and employee benefits	108,561	107,545	215,034	214,083
Occupancy and equipment, net	36,955	37,850	75,628	76,145
Communications	4,859	5,296	9,963	10,859
Marketing	2,374	3,004	4,107	5,854
Services	11,386	11,529	22,691	22,200
FDIC assessments	4,447	3,693	8,534	7,414
Gain on other real estate owned, net	(457)	(1,457)	(375)	(68)
Intangible amortization	1,689	2,328	3,378	4,888
Merger related expenses	1,640	6,634	2,660	10,084
Goodwill impairment	—	—	—	142
Other expenses	12,567	12,089	25,115	20,899
Total non-interest expense	184,021	188,511	366,735	372,500
Income before provision for income taxes	88,519	84,757	161,083	159,598
Provision for income taxes	31,707	30,470	58,268	57,742
Net income	$56,812	$54,287	$102,815	$101,856

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$56,812	$54,287	$102,815	$101,856
Dividends and undistributed earnings allocated to participating securities	14	32	26	61
Net earnings available to common shareholders	$56,798	$54,255	$102,789	$101,795
Earnings per common share:
Basic	$0.26	$0.25	$0.47	$0.46
Diluted	$0.26	$0.25	$0.47	$0.46
Weighted average number of common shares outstanding:
Basic	220,310	220,421	220,298	220,324
Diluted	220,753	220,907	220,790	221,001

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$56,812	$54,287	$102,815	$101,856
Available for sale securities:
Unrealized gains arising during the period	14,321	10,346	18,463	41,997
Income tax expense related to unrealized gains	(5,547)	(4,004)	(7,151)	(16,253)

Reclassification adjustment for net realized gains in earnings	(35)	(162)	(33)	(858)
Income tax expense related to realized gains	14	63	13	332
Other comprehensive income, net of tax	8,753	6,243	11,292	25,218
Comprehensive income	$65,565	$60,530	$114,107	$127,074

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2016	220,171,091	$3,520,591	$331,301	$(2,558)	$3,849,334
Net income			232,940		232,940
Other comprehensive loss, net of tax				(18,785)	(18,785)
Stock-based compensation		9,790			9,790
Stock repurchased and retired	(1,117,061)	(17,708)			(17,708)
Issuances of common stock under stock plans	1,123,000	2,626			2,626
Cash dividends on common stock ($0.64 per share)			(141,402)		(141,402)
Balance at December 31, 2016	220,177,030	$3,515,299	$422,839	$(21,343)	$3,916,795

BALANCE AT JANUARY 1, 2017	220,177,030	$3,515,299	$422,839	$(21,343)	$3,916,795
Net income			102,815		102,815
Other comprehensive income, net of tax				11,292	11,292
Stock-based compensation		4,275			4,275
Stock repurchased and retired	(339,012)	(5,943)			(5,943)
Issuances of common stock under stock plans	366,497	463			463
Cash dividends on common stock ($0.32 per share)			(70,852)		(70,852)
Balance at June 30, 2017	220,204,515	$3,514,094	$454,802	$(10,051)	$3,958,845

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,815	$101,856
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	14,717	10,114
Gain on sale of investment securities, net	(33)	(858)
Gain on sale of other real estate owned, net	(482)	(1,530)
Valuation adjustment on other real estate owned	107	1,462
Provision for loan and lease losses	22,329	15,412
Change in cash surrender value of bank owned life insurance	(4,221)	(4,366)
Depreciation, amortization and accretion	29,357	30,059
Loss on sale of premises and equipment	1,004	4,211
Additions to residential mortgage servicing rights carried at fair value	(14,860)	(14,843)
Change in fair value of residential mortgage servicing rights carried at fair value	16,001	34,565
Change in junior subordinated debentures carried at fair value	3,214	3,203
Stock-based compensation	4,275	5,245
Net increase in trading account assets	(503)	(602)
Gain on sale of loans	(61,113)	(80,169)
Change in loans held for sale carried at fair value	(7,074)	(13,809)
Origination of loans held for sale	(1,672,915)	(1,810,425)
Proceeds from sales of loans held for sale	1,672,006	1,972,727
Goodwill impairment	—	142
Change in other assets and liabilities:
Net decrease (increase) in other assets	9,008	(16,958)
Net (decrease) increase in other liabilities	(29,849)	57,836
Net cash provided by operating activities	83,783	293,272
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(725,498)	(247,620)
Proceeds from investment securities available for sale	297,427	319,919
Proceeds from investment securities held to maturity	254	282
Purchases of restricted equity securities	(236,571)	(600)
Redemption of restricted equity securities	236,588	7
Net change in loans and leases	(922,699)	(1,084,966)
Proceeds from sales of loans	98,632	311,669
Net change in premises and equipment	(11,144)	(15,572)
Proceeds from bank owned life insurance death benefits	—	814
Proceeds from sales of other real estate owned	4,937	10,228
Net cash used in investing activities	$(1,258,074)	$(705,839)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(in thousands)	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$439,569	$552,670
Net (decrease) increase in securities sold under agreements to repurchase	(22,759)	55,674
Proceeds from term debt borrowings	100,000	285,000
Repayment of term debt borrowings	(100,000)	(270,015)
Dividends paid on common stock	(70,507)	(70,528)
Proceeds from stock options exercised	463	778
Repurchase and retirement of common stock	(5,943)	(9,374)
Net cash provided by financing activities	340,823	544,205
Net (decrease) increase in cash and cash equivalents	(833,468)	131,638
Cash and cash equivalents, beginning of period	1,449,432	773,725
Cash and cash equivalents, end of period	$615,964	$905,363

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$37,324	$35,820
Income taxes	$19,392	$12,851
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$11,292	$25,218
Cash dividend declared on common stock and payable after period-end	$35,241	$35,296
Transfer of loans to loans held for sale	$—	$265,741
Change in GNMA mortgage loans recognized due to repurchase option	$5,422	$(7,881)
Transfer of loans to other real estate owned	$2,628	$4,546
Transfers from other real estate owned to loans due to internal financing	$—	$256

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

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to June 30, 2017 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform to current classifications.

Note 2 – Investment Securities

The following tables present the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$292,528	$7,091	$(1,059)	$298,560
Residential mortgage-backed securities and collateralized mortgage obligations	2,854,484	5,177	(27,636)	2,832,025
Investments in mutual funds and other equity securities	1,959	22	—	1,981
	$3,148,971	$12,290	$(28,695)	$3,132,566
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,017	$1,054	$—	$5,071
	$4,017	$1,054	$—	$5,071

(in thousands)	December 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$305,708	$5,526	$(3,537)	$307,697
Residential mortgage-backed securities and collateralized mortgage obligations	2,428,387	3,664	(40,498)	2,391,553
Investments in mutual funds and other equity securities	1,959	11	—	1,970
	$2,736,054	$9,201	$(44,035)	$2,701,220
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,216	$1,001	$—	$5,217
	$4,216	$1,001	$—	$5,217

Investment securities that were in an unrealized loss position as of June 30, 2017 and December 31, 2016 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

June 30, 2017
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$32,681	$816	$6,187	$243	$38,868	$1,059
Residential mortgage-backed securities and collateralized mortgage obligations	1,847,048	23,754	217,245	3,882	2,064,293	27,636
Total temporarily impaired securities	$1,879,729	$24,570	$223,432	$4,125	$2,103,161	$28,695

December 31, 2016
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$71,571	$3,065	$1,828	$472	$73,399	$3,537
Residential mortgage-backed securities and collateralized mortgage obligations	1,855,304	35,981	182,804	4,517	2,038,108	40,498
Total temporarily impaired securities	$1,926,875	$39,046	$184,632	$4,989	$2,111,507	$44,035

The unrealized losses on obligations of states and political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors the published credit ratings of these securities for material rating or outlook changes. As of June 30, 2017, 93% of these securities were rated A3/A- or higher by rating agencies. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2017 are issued or guaranteed by government sponsored enterprises. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will be settled at a price at least equal to the amortized cost of each investment.

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

The following table presents the maturities of investment securities at June 30, 2017:

(in thousands)	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Three months or less	$722	$724	$—	$—
Over three months through twelve months	1,272	1,281	—	—
After one year through five years	58,973	59,861	—	—
After five years through ten years	406,007	409,846	19	20
After ten years	2,680,038	2,658,873	3,998	5,051
Other investment securities	1,959	1,981	—	—
	$3,148,971	$3,132,566	$4,017	$5,071

The following tables present the gross realized gains and losses on the sale of securities available for sale for the three and six months ended June 30, 2017 and 2016:

(in thousands)	Three Months Ended
	June 30, 2017		June 30, 2016
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$—	$1	$275	$—
Residential mortgage-backed securities and collateralized mortgage obligations	135	99	270	383
	$135	$100	$545	$383

	Six Months Ended
	June 30, 2017		June 30, 2016
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$—	$3	$971	$—
Residential mortgage-backed securities and collateralized mortgage obligations	135	99	270	383
	$135	$102	$1,241	$383

The following table presents, as of June 30, 2017, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized	Fair
	Cost	Value
To the Federal Home Loan Bank to secure borrowings	$502	$511
To state and local governments to secure public deposits	931,950	932,534
Other securities pledged principally to secure repurchase agreements	423,380	420,042
Total pledged securities	$1,355,832	$1,353,087

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30,	December 31,
	2017	2016
Commercial real estate
Non-owner occupied term, net	$3,401,679	$3,330,442
Owner occupied term, net	2,593,395	2,599,055
Multifamily, net	2,964,851	2,858,956
Construction & development, net	464,690	463,625
Residential development, net	165,956	142,984
Commercial
Term, net	1,686,597	1,508,780
LOC & other, net	1,153,409	1,116,259
Leases and equipment finance, net	1,082,651	950,588
Residential
Mortgage, net	3,021,331	2,887,971
Home equity loans & lines, net	1,056,848	1,011,844
Consumer & other, net	729,735	638,159
Total loans and leases, net of deferred fees and costs	$18,321,142	$17,508,663

The loan balances are net of deferred fees and costs of $73.7 million and $67.7 million as of June 30, 2017 and December 31, 2016, respectively. Net loans also include discounts on acquired loans of $22.6 million and $41.3 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, loans totaling $10.6 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $308.4 million and $368.2 million at June 30, 2017 and December 31, 2016, respectively. The carrying balance of purchased impaired loans was $235.7 million and $280.4 million at June 30, 2017 and December 31, 2016, respectively.

The following tables present the changes in the accretable yield for purchased impaired loans for the three and six months ended June 30, 2017 and 2016:

(in thousands)	Three Months Ended
	June 30,
	2017	2016
Balance, beginning of period	$86,771	$114,335
Accretion to interest income	(9,219)	(9,977)
Disposals	(4,262)	(2,748)
Reclassifications from nonaccretable difference	9,016	9,769
Balance, end of period	$82,306	$111,379

	Six Months Ended
	June 30,
	2017	2016
Balance, beginning of period	$95,579	$132,829
Accretion to interest income	(18,131)	(24,175)
Disposals	(7,549)	(11,261)
Reclassifications from nonaccretable difference	12,407	13,986
Balance, end of period	$82,306	$111,379

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes the carrying value of loans and leases sold by major loan type during the three and six months ended June 30, 2017 and 2016:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Commercial real estate
Non-owner occupied term, net	$2,216	$8,765	$3,923	$17,274
Owner occupied term, net	20,547	8,242	27,222	17,903
Multifamily, net	—	400	—	129,830
Commercial
Term, net	3,887	1,426	6,517	2,920
Leases and equipment finance, net	14,620	—	27,113	—
Residential
Mortgage, net	28,793	135,731	28,793	135,731
Total	$70,063	$154,564	$93,568	$303,658

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

Management believes that the ALLL was adequate as of June 30, 2017. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

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

Activity in the Allowance for Loan and Lease Losses

The following tables summarize activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the three and six months ended June 30, 2017 and 2016:

(in thousands)	Three Months Ended June 30, 2017
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$49,006	$59,117	$17,966	$10,203	$136,292
Charge-offs	(809)	(10,696)	(407)	(2,032)	(13,944)
Recoveries	1,457	1,511	113	781	3,862
(Recapture) provision	(2,240)	10,125	379	2,393	10,657
Balance, end of period	$47,414	$60,057	$18,051	$11,345	$136,867

	Three Months Ended June 30, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$51,450	$50,781	$20,897	$7,115	$130,243
Charge-offs	(564)	(9,594)	(294)	(2,230)	(12,682)
Recoveries	220	1,274	293	1,105	2,892
(Recapture) provision	(522)	9,894	(750)	1,967	10,589
Balance, end of period	$50,584	$52,355	$20,146	$7,957	$131,042

(in thousands)	Six Months Ended June 30, 2017
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$47,795	$58,840	$17,946	$9,403	$133,984
Charge-offs	(1,148)	(20,800)	(617)	(4,381)	(26,946)
Recoveries	1,857	3,541	310	1,792	7,500
(Recapture) provision	(1,090)	18,476	412	4,531	22,329
Balance, end of period	$47,414	$60,057	$18,051	$11,345	$136,867

	Six Months Ended June 30, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$54,293	$47,487	$22,017	$6,525	$130,322
Charge-offs	(1,066)	(14,249)	(631)	(4,586)	(20,532)
Recoveries	720	2,447	524	2,149	5,840
(Recapture) provision	(3,363)	16,670	(1,764)	3,869	15,412
Balance, end of period	$50,584	$52,355	$20,146	$7,957	$131,042

The valuation allowance on purchased impaired loans was increased by provision expense, which includes amounts related to subsequent deterioration of purchased impaired loans of $96,000 for both the three and six months ended June 30, 2017, and $1.4 million for both the three and six months ended June 30, 2016. The valuation allowance on purchased impaired loans was decreased by recaptured provision of $133,000 and $214,000 for the three and six months ended June 30, 2017, respectively, and $71,000 and $847,000 for the three and six months ended June 30, 2016, respectively.

The following tables present the allowance and recorded investment in loans and leases by portfolio segment as of June 30, 2017 and 2016:

(in thousands)	June 30, 2017
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$43,968	$59,694	$17,442	$11,312	$132,416
Individually evaluated for impairment	712	43	—	—	755
Loans acquired with deteriorated credit quality	2,734	320	609	33	3,696
Total	$47,414	$60,057	$18,051	$11,345	$136,867
Loans and leases:
Collectively evaluated for impairment	$9,359,064	$3,895,638	$4,038,611	$729,260	$18,022,573
Individually evaluated for impairment	41,053	21,806	—	—	62,859
Loans acquired with deteriorated credit quality	190,454	5,213	39,568	475	235,710
Total	$9,590,571	$3,922,657	$4,078,179	$729,735	$18,321,142

(in thousands)	June 30, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$47,427	$51,466	$19,351	$7,885	$126,129
Individually evaluated for impairment	363	456	—	—	819
Loans acquired with deteriorated credit quality	2,794	433	795	72	4,094
Total	$50,584	$52,355	$20,146	$7,957	$131,042
Loans and leases:
Collectively evaluated for impairment	$9,139,255	$3,412,760	$3,821,080	$596,460	$16,969,555
Individually evaluated for impairment	34,906	19,929	—	—	54,835
Loans acquired with deteriorated credit quality	269,799	9,397	50,810	844	330,850
Total	$9,443,960	$3,442,086	$3,871,890	$597,304	$17,355,240

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the RUC and unfunded commitments for the three and six months ended June 30, 2017 and 2016:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance, beginning of period	$3,495	$3,482	$3,611	$3,574
Net charge to other expense	321	49	205	(43)
Balance, end of period	$3,816	$3,531	$3,816	$3,531

(in thousands)
Total
Unfunded loan and lease commitments:
June 30, 2017	$4,479,108
June 30, 2016	$4,006,031

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following tables summarize our non-accrual loans and leases and loans and leases past due, by loan and lease class, as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$1,015	$959	$32	$2,006	$3,632	$3,396,041	$3,401,679
Owner occupied term, net	3,150	926	—	4,076	6,313	2,583,006	2,593,395
Multifamily, net	522	—	—	522	376	2,963,953	2,964,851
Construction & development, net	—	—	—	—	—	464,690	464,690
Residential development, net	—	—	—	—	—	165,956	165,956
Commercial
Term, net	195	2	—	197	4,726	1,681,674	1,686,597
LOC & other, net	476	1,507	—	1,983	2,038	1,149,388	1,153,409
Leases and equipment finance, net	6,700	5,849	1,508	14,057	9,481	1,059,113	1,082,651
Residential
Mortgage, net (2)	12	4,727	38,389	43,128	—	2,978,203	3,021,331
Home equity loans & lines, net	1,246	246	2,984	4,476	—	1,052,372	1,056,848
Consumer & other, net	2,796	825	617	4,238	—	725,497	729,735
Total, net of deferred fees and costs	$16,112	$15,041	$43,530	$74,683	$26,566	$18,219,893	$18,321,142

(1) Other includes purchased credit impaired loans of $235.7 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $16.3 million at June 30, 2017.

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

Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans, which are also considered impaired loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral-dependent loans.  Therefore, the non-accrual loans as of June 30, 2017 have already been written down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

The following tables summarize our impaired loans by loan class as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$18,907	$2,110	$16,673	$345
Owner occupied term, net	10,483	3,677	6,387	110
Multifamily, net	4,002	377	3,519	86
Construction & development, net	1,091	—	1,091	25
Residential development, net	7,219	—	7,219	146
Commercial
Term, net	21,976	6,574	10,009	41
LOC & other, net	5,579	2,038	2,911	2
Leases and equipment finance, net	274	274	—	—
Total, net of deferred fees and costs	$69,531	$15,050	$47,809	$755

(in thousands)	December 31, 2016
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$19,797	$278	$19,116	$524
Owner occupied term, net	8,467	1,768	6,445	131
Multifamily, net	4,015	476	3,520	123
Construction & development, net	1,091	—	1,091	9
Residential development, net	7,304	—	7,304	72
Commercial
Term, net	16,875	5,982	3,239	8
LOC & other, net	8,279	4,755	—	—
Total, net of deferred fees and costs	$65,828	$13,259	$40,715	$867

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2017 and 2016:

(in thousands)	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$17,743	$149	$12,361	$132
Owner occupied term, net	10,746	66	6,451	33
Multifamily, net	3,901	31	3,904	30
Construction & development, net	1,091	11	1,701	21
Residential development, net	7,221	75	7,778	80
Commercial
Term, net	12,697	119	19,019	40
LOC & other, net	5,515	38	3,084	20
Leases and equipment finance, net	370	—	—	—
Total, net of deferred fees and costs	$59,284	$489	$54,298	$356

(in thousands)	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$16,752	$298	$10,935	$195
Owner occupied term, net	9,322	127	9,137	86
Multifamily, net	3,924	61	3,673	60
Construction & development, net	1,238	22	1,335	40
Residential development, net	7,370	150	7,905	161
Commercial
Term, net	14,079	154	21,672	113
LOC & other, net	4,960	50	3,237	40
Leases and equipment finance, net	246	—	—	—
Total, net of deferred fees and costs	$57,891	$862	$57,894	$695

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

Substandard—A substandard asset, risk rated 8, is inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. Loans and leases are classified as substandard when they have unsatisfactory characteristics causing unacceptable levels of risk. A substandard loan or lease normally has one or more well-defined weaknesses that could jeopardize repayment of the debt. The likely need to liquidate assets to correct the problem, rather than repayment from successful operations is the key distinction between special mention and substandard. Commercial and commercial real estate homogeneous loans and leases are classified as a substandard loan or lease, risk rated 8, when the loan or lease 60 to 89 days past due from the required payment date at month-end. Residential and consumer and other homogeneous loans are classified as a substandard loan, risk rated 8, when an open-end loan is 90 to 180 days past due from the required payment date at month-end or when a closed-end loan 90 to 120 days is past due from the required payment date at month-end.

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

The following tables summarize our internal risk rating by loan and lease class for the loan and lease portfolio, including purchased credit impaired loans, as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,298,489	$41,571	$41,523	$145	$1,168	$18,783	$3,401,679
Owner occupied term, net	2,476,143	53,530	51,533	653	1,472	10,064	2,593,395
Multifamily, net	2,937,224	11,217	12,514	—	—	3,896	2,964,851
Construction & development, net	461,099	—	2,500	—	—	1,091	464,690
Residential development, net	157,548	—	1,189	—	—	7,219	165,956
Commercial
Term, net	1,638,555	14,510	16,137	10	802	16,583	1,686,597
LOC & other, net	1,097,943	20,194	30,323	—	—	4,949	1,153,409
Leases and equipment finance, net	1,058,839	6,700	5,849	9,767	1,222	274	1,082,651
Residential
Mortgage, net (2)	2,948,765	2,770	68,481	—	1,315	—	3,021,331
Home equity loans & lines, net	1,050,235	2,150	3,962	—	501	—	1,056,848
Consumer & other, net	725,458	3,622	581	—	74	—	729,735
Total, net of deferred fees and costs	$17,850,298	$156,264	$234,592	$10,575	$6,554	$62,859	$18,321,142

(1) The percentage of impaired loans classified as pass/watch, special mention, and substandard was 6.8%, 1.7% and 91.5%, respectively, as of June 30, 2017.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $16.3 million at June 30, 2017, which is included in the substandard category.

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

Troubled Debt Restructurings

At June 30, 2017 and December 31, 2016, impaired loans of $52.9 million and $40.7 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a newly restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were no available commitments for troubled debt restructurings outstanding as of June 30, 2017 and December 31, 2016.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$30,410	$—	$30,410
Commercial, net	15,545	257	15,802
Residential, net	6,906	—	6,906
Total, net of deferred fees and costs	$52,861	$257	$53,118

(in thousands)	December 31, 2016
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$30,563	$—	$30,563
Commercial, net	3,054	3,345	6,399
Residential, net	7,050	—	7,050
Total, net of deferred fees and costs	$40,667	$3,345	$44,012

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The following tables present newly restructured loans that occurred during the three and six months ended June 30, 2017 and 2016:

(in thousands)	Three Months Ended June 30, 2017
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial, net	$—	$—	$—	$—	$9,874	$9,874
Residential, net	—	—	—	—	881	881
Total, net of deferred fees and costs	$—	$—	$—	$—	$10,755	$10,755

	Three Months Ended June 30, 2016
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate, net	$—	$—	$—	$—	$5,450	$5,450
Commercial, net	—	—	—	—	3,396	3,396
Residential, net	—	—	—	—	596	596
Consumer & other, net	—	—	—	—	77	77
Total, net of deferred fees and costs	$—	$—	$—	$—	$9,519	$9,519

	Six Months Ended June 30, 2017
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial, net	$—	$—	$—	$—	$12,793	$12,793
Residential, net	—		—	—	1,134	1,134
Total, net of deferred fees and costs	$—	$—	$—	$—	$13,927	$13,927

(in thousands)	Six Months Ended June 30, 2016
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate, net	$—	$—	$—	$—	$5,659	$5,659
Commercial, net	—	—	—	—	3,396	3,396
Residential, net	—	—	—	—	728	728
Consumer & other, net	—	—	—	—	77	77
Total, net of deferred fees and costs	$—	$—	$—	$—	$9,860	$9,860

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification. There were $118,000 in financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the six months ended June 30, 2017 and $227,000 for the three and six months ended June 30, 2016. There were none in the three months ended June 30, 2017.

Note 5–Goodwill and Other Intangible Assets

Goodwill totaled $1.8 billion as of June 30, 2017 and December 31, 2016, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or circumstances since the December 31, 2016 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The following table summarizes the changes in the Company's other intangible assets for the year ended December 31, 2016, and the six months ended June 30, 2017.

(in thousands)	Other Intangible Assets
	Gross	Accumulated Amortization	Net
Balance, December 31, 2015	$113,471	$(67,963)	$45,508
Amortization	—	(8,622)	(8,622)
Balance, December 31, 2016	113,471	(76,585)	36,886
Amortization	—	(3,378)	(3,378)
Balance, June 30, 2017	$113,471	$(79,963)	$33,508

Core deposit intangible asset's values were determined by an analysis of the cost differential between the core deposits inclusive of estimated servicing costs and alternative funding sources for core deposits acquired through acquisitions. The core deposit intangible assets are amortized on an accelerated basis over a period of approximately 10 years.

The table below presents the forecasted amortization expense for other intangible assets acquired in all mergers:

(in thousands)
Year	Expected Amortization
Remainder of 2017	$3,378
2018	6,166
2019	5,618
2020	4,986
2021	4,520
Thereafter	8,840
$33,508

Note 6 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR"), which are carried at fair value, for the three and six months ended June 30, 2017 and 2016:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance, beginning of period	$142,344	$117,172	$142,973	$131,817
Additions for new MSR capitalized	7,819	8,863	14,860	14,843
Changes in fair value:
Due to changes in model inputs or assumptions(1)	(4,573)	(6,836)	(8,179)	(17,087)
Other(2)	(3,758)	(7,104)	(7,822)	(17,478)
Balance, end of period	$141,832	$112,095	$141,832	$112,095

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of June 30, 2017 and December 31, 2016 is as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Balance of loans serviced for others	$14,797,242	$14,327,368
MSR as a percentage of serviced loans	0.96%	1.00%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $9.8 million and $19.7 million for the three and six months ended June 30, 2017, respectively, as compared to $8.6 million and $16.3 million for the three and six months ended June 30, 2016, respectively.

Key assumptions used in measuring the fair value of the MSR as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Constant prepayment rate	13.59%	11.43%
Discount rate	9.70%	9.69%
Weighted average life (years)	5.6	6.6

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of June 30, 2017 and December 31, 2016 is as follows:

(in thousands)	June 30, 2017	December 31, 2016
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(6,052)	$(6,075)
Effect on fair value of a 20% adverse change	$(11,645)	$(11,720)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(5,001)	$(5,817)
Effect on fair value of a 200 basis point adverse change	$(9,633)	$(11,118)

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

Note 7 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of June 30, 2017:

(dollars in thousands)		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$15,928	Floating rate, LIBOR plus 3.35%, adjusted quarterly	5.85%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	24,050	Floating rate, LIBOR plus 3.45%, adjusted quarterly	5.96%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	7,594	Floating rate, LIBOR plus 2.85%, adjusted quarterly	5.44%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	7,541	Floating rate, LIBOR plus 2.85%, adjusted quarterly	5.63%	March 2034
Umpqua Master Trust I	August 2007	41,238	25,451	Floating rate, LIBOR plus 1.35%, adjusted quarterly	4.21%	September 2037
Umpqua Master Trust IB	September 2007	20,619	14,517	Floating rate, LIBOR plus 2.75%, adjusted quarterly	5.68%	December 2037
Sterling Capital Trust III	April 2003	14,433	11,611	Floating rate, LIBOR plus 3.25%, adjusted quarterly	5.49%	April 2033
Sterling Capital Trust IV	May 2003	10,310	8,209	Floating rate, LIBOR plus 3.15%, adjusted quarterly	5.44%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	16,434	Floating rate, LIBOR plus 3.25%, adjusted quarterly	5.70%	June 2033
Sterling Capital Trust VI	June 2003	10,310	8,174	Floating rate, LIBOR plus 3.20%, adjusted quarterly	5.61%	September 2033
Sterling Capital Trust VII	June 2006	56,702	36,182	Floating rate, LIBOR plus 1.53%, adjusted quarterly	4.34%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	33,143	Floating rate, LIBOR plus 1.63%, adjusted quarterly	4.47%	December 2036
Sterling Capital Trust IX	July 2007	46,392	28,852	Floating rate, LIBOR plus 1.40%, adjusted quarterly	4.10%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	7,330	Floating rate, LIBOR plus 3.15%, adjusted quarterly	5.63%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	6,888	Floating rate, LIBOR plus 1.80%, adjusted quarterly	4.56%	June 2035
Klamath First Capital Trust I	July 2001	15,464	13,519	Floating rate, LIBOR plus 3.75%, adjusted semiannually	5.84%	July 2031
		$379,390	$265,423
AT AMORTIZED COST:
HB Capital Trust I	March 2000	$5,310	$6,022	10.875%	8.66%	March 2030
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,683	10.200%	8.57%	February 2031
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,083	Floating rate, LIBOR plus 3.60%, adjusted quarterly	4.04%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	29,888	Floating rate, LIBOR plus 2.95%, adjusted quarterly	3.49%	September 2033
CIB Capital Trust	November 2002	10,310	10,978	Floating rate, LIBOR plus 3.45%, adjusted quarterly	3.95%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	4.75%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	4.87%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	4.06%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	4.06%	September 2033
		96,037	100,770
	Total	$475,427	$366,193

(1)
Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of June 30, 2017.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $14.3 million at June 30, 2017 and December 31, 2016. As of June 30, 2017, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

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

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments, the discounts will reverse over time in a manner similar to the effective interest rate method as if these instruments were accounted for under the amortized cost method. Losses recorded resulting from the change in the fair value of these instruments was $1.6 million and $3.1 million for the three and six months ended June 30, 2017, respectively, and $1.6 million and $3.1 million for the three and six months ended June 30, 2016, respectively.

Note 8 – Commitments and Contingencies

Lease Commitments — As of June 30, 2017, the Bank leased 248 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and six months ended June 30, 2017 was $9.5 million and $19.2 million, respectively, and for the three and six months ended June 30, 2016 was $9.5 million and $19.2 million, respectively. Rent expense was partially offset by rent income of $494,000 and $1.0 million for the three and six months ended June 30, 2017, respectively, and $502,000 and $1.0 million for the three and six months ended June 30, 2016, respectively.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of June 30, 2017
Commitments to extend credit	$4,406,220
Forward sales commitments	$672,175
Commitments to originate residential mortgage loans held for sale	$450,644
Standby letters of credit	$72,888

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. The Bank was not required to perform on any financial guarantees during the three and six months ended June 30, 2017 and June 30, 2016. At June 30, 2017, approximately $53.9 million of standby letters of credit expire within one year, and $19.0 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. Fees are recognized ratably over the term of the standby letter of credit. The Bank recorded approximately $310,000 and $464,000 in fees associated with standby letters of credit during the three and six months ended June 30, 2017, respectively, compared to $262,000 and $372,000 for the three and six months ended June 30, 2016, respectively.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of June 30, 2017, the Company had a residential mortgage loan repurchase reserve liability of $1.1 million. For loans sold to GNMA, the Bank has a unilateral right, but not the obligation, to repurchase loans that are past due 90 days or more. As of June 30, 2017, the Bank has recorded a liability for the loans subject to this repurchase right of $16.3 million, and has recorded these loans as part of the loan portfolio as if we had repurchased these loans.

Legal Proceedings—Umpqua is involved in legal proceedings occurring in the ordinary course of business. Based on information currently available, advice of counsel and available insurance coverage, we believe that the eventual outcome of actions against the Company or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to our results of operations for any particular period.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Bank's loan and lease portfolio at June 30, 2017 and 76% at December 31, 2016.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2017 and 2016.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2017, the Bank had commitments to originate mortgage loans held for sale totaling $450.6 million and forward sales commitments of $672.2 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of June 30, 2017, the Bank had 592 interest rate swaps with an aggregate notional amount of $2.7 billion related to this program.  As of December 31, 2016, the Bank had 516 interest rate swaps with an aggregate notional amount of $2.3 billion related to this program.

As of June 30, 2017 and December 31, 2016, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.3 million and $34.9 million, respectively.  The Bank has collateral posting requirements for initial margin with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $34.4 million and $50.3 million as of June 30, 2017 and December 31, 2016, respectively.

Effective in the first quarter of 2017, the Chicago Mercantile Exchange and London Clearing House amended their respective rulebooks to legally characterize variation margin payments, for derivative contracts that are referred to as settled-to-market (STM), as settlements of the derivative’s mark-to-market exposure and not collateral. Based on these changes, Umpqua has treated the variation margin as a settlement, which has resulted in a decrease in our cash collateral, and a corresponding decrease in our derivative asset and liability. As of June 30, 2017, the variation margin was $32.6 million. The change was applied prospectively so prior period balances have not been adjusted.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of June 30, 2017 and December 31, 2016, the net CVA decreased the settlement values of the Bank's net derivative assets by $1.7 million and $241,000, respectively.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of June 30, 2017 and December 31, 2016:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated	June 30,	December 31,	June 30,	December 31,
as hedging instrument	2017	2016	2017	2016
Interest rate lock commitments	$4,746	$4,076	$—	$—
Interest rate forward sales commitments	1,792	8,054	913	1,318
Interest rate swaps	35,280	34,701	4,348	34,871
Foreign currency derivatives	210	670	399	874
Total	$42,028	$47,501	$5,660	$37,063

The following table summarizes the types of derivatives and the gains (losses) recorded during the three and six months ended June 30, 2017 and 2016:

(in thousands)	Three Months Ended		Six Months Ended
Derivatives not designated	June 30,		June 30,
as hedging instrument	2017	2016	2017	2016
Interest rate lock commitments	$(1,549)	$2,774	$670	$7,398
Interest rate forward sales commitments	(3,872)	(9,923)	(6,605)	(21,020)
Interest rate swaps	(756)	(1,493)	(1,483)	(3,286)
Foreign currency derivatives	356	332	765	593
Total	$(5,821)	$(8,310)	$(6,653)	$(16,315)

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income.

The following table summarizes the derivatives that have a right of offset as of June 30, 2017 and December 31, 2016:

(in thousands)				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
June 30, 2017
Derivative Assets
Interest rate swaps	$35,280	$—	$35,280	$(4,348)	$—	$30,932
Foreign currency derivatives	210	—	210	—	—	210
Derivative Liabilities
Interest rate swaps	$4,348	$—	$4,348	$(4,348)	$—	$—
Foreign currency derivatives	399	—	399	—	—	399

December 31, 2016
Derivative Assets
Interest rate swaps	$34,701	$—	$34,701	$(11,225)	$—	$23,476
Foreign currency derivatives	670	—	670	—	—	670
Derivative Liabilities
Interest rate swaps	$34,871	$—	$34,871	$(11,225)	$(23,646)	$—
Foreign currency derivatives	874	—	874	—	—	874

The above table represents the impact of the changes to the derivative clearing rules that treat the variation margin as a settlement.

Note 10 – Shareholders' Equity and Stock Compensation

The Company has a share repurchase plan, which allows the Company to repurchase shares from time to time subject to a maximum number of shares over the life of the plan. In May 2017, the Company repurchased 225,000 shares for a total of $3.9 million.

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units in Company stock granted to employees and included in salaries and employee benefits was $1.2 million and $3.7 million, respectively, for the three and six months ended June 30, 2017, as compared to $1.6 million and $4.7 million, respectively, for the three and six months ended June 30, 2016. The total income tax benefit recognized related to stock-based compensation was $464,000 and $1.4 million, respectively, for the three and six months ended June 30, 2017, as compared to $638,000 and $1.8 million, respectively, for the three and six months ended June 30, 2016.

The following table summarizes information about stock option activity for the six months ended June 30, 2017:

(in thousands, except per share data)	Six Months Ended June 30, 2017
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	219	$15.74
Granted/assumed	—	$—
Exercised	(34)	$13.60
Forfeited/expired	(50)	$26.12
Balance, end of period	135	$12.42	2.96	$800
Options exercisable, end of period	131	$12.43	2.88	$774

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and six months ended June 30, 2017 was $29,000 and $141,000, respectively, as compared to the three and six months ended June 30, 2016 of $46,000 and $178,000, respectively.

During the three and six months ended June 30, 2017, the amount of cash received from the exercise of stock options was $233,000 and $269,000, respectively, as compared to the three and six months ended June 30, 2016 of $34,000 and $67,000, respectively. Total consideration was $233,000 and $463,000, respectively, for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 of $142,000 and $778,000, respectively.

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the six months ended June 30, 2017:

(in thousands, except per share data)	Six Months Ended June 30, 2017
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	1,096	$15.61
Granted	601	$18.16
Vested/released	(286)	$16.21
Forfeited/expired	(78)	$16.67
Balance, end of period	1,333	$16.57

The total fair value of restricted shares vested and released during the three and six months ended June 30, 2017 was $632,000 and $5.2 million, respectively, as compared to the three and six months ended June 30, 2016 of $6.9 million and $11.3 million, respectively.

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

The following table summarizes information about nonvested restricted stock unit activity for the six months ended June 30, 2017:

(in thousands, except per share data)	Six Months Ended June 30, 2017
	Restricted	Weighted
	Stock Units	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	78	$18.58
Assumed	—	$—
Released	(46)	$18.58
Forfeited/expired	(4)	$18.58
Balance, end of period	28	$18.58

The total fair value of restricted stock units vested and released during the three and six months ended June 30, 2017 was $770,000 and $811,000, respectively, as compared to the three and six months ended June 30, 2016 of $1.8 million and $2.1 million, respectively.

As of June 30, 2017, there was $7,000 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 0.47 years.  As of June 30, 2017, there was $12.7 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.80 years, assuming expected performance conditions are met for certain awards. As of June 30, 2017, there was $771,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 0.65 years.

For the three and six months ended June 30, 2017, the Company received income tax benefits of $554,000 and $2.4 million, respectively, as compared to the three and six months ended June 30, 2016 of $3.4 million and $5.3 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. The tax deficiency or benefit is recorded as income tax expense or benefit in the period the shares are vested.

Note 11 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states and in Canada. As of June 30, 2017, the Company has a net deferred tax liability of $34.3 million, which includes $15.6 million of net operating loss ("NOL") carry-forwards. The Company believes it is more likely than not that it will be able to fully realize the benefit of its NOL carry-forwards. The Company also believes that it is more likely than not that the benefit from certain state NOL and tax credit carry-forwards will not be realized and therefore has provided a valuation allowance of $1.1 million against the deferred tax assets relating to these NOL and tax credit carry-forwards.

The Company had gross unrecognized tax benefits of $3.1 million as of June 30, 2017.  If recognized, the unrecognized tax benefit would reduce the 2017 annual effective tax rate by 0.6%.  During the three and six months ended June 30, 2017, the Company accrued $21,000 and $27,000, respectively, of interest relating to its liability for unrecognized tax benefits.  Interest on unrecognized tax benefits is reported by the Company as a component of tax expense.  As of June 30, 2017, the accrued interest related to unrecognized tax benefits was $381,000.

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

The following is a computation of basic and diluted earnings per common share for the three and six months ended June 30, 2017 and 2016:

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NUMERATORS:
Net income	$56,812	$54,287	$102,815	$101,856
Less:
Dividends and undistributed earnings allocated to participating securities (1)	14	32	26	61
Net earnings available to common shareholders	$56,798	$54,255	$102,789	$101,795
DENOMINATORS:
Weighted average number of common shares outstanding - basic	220,310	220,421	220,298	220,324
Effect of potentially dilutive common shares (2)	443	486	492	677
Weighted average number of common shares outstanding - diluted	220,753	220,907	220,790	221,001
EARNINGS PER COMMON SHARE:
Basic	$0.26	$0.25	$0.47	$0.46
Diluted	$0.26	$0.25	$0.47	$0.46

(1)	Represents dividends paid and undistributed earnings allocated to certain nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and six months ended June 30, 2017 and 2016.

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	—	50	18	107
Restricted stock	—	1	—	—

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Three Months Ended June 30, 2017
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$106,307	$5,402	$69,464	$9,234	$21,671	$212,078
Provision (recapture) for loan and lease losses	7,784	175	2,852	260	(414)	10,657
Non-interest income	14,986	4,479	15,670	34,637	1,347	71,119
Non-interest expense	53,112	8,732	72,084	40,542	9,551	184,021
Income before income taxes	60,397	974	10,198	3,069	13,881	88,519
Provision for income taxes	22,347	360	3,773	1,136	4,091	31,707
Net income	$38,050	$614	$6,425	$1,933	$9,790	$56,812

(in thousands)	Six Months Ended June 30, 2017
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$210,062	$10,642	$135,953	$19,270	$42,876	$418,803
Provision for loan and lease losses	16,893	375	4,668	287	106	22,329
Non-interest income	27,460	9,227	30,501	61,517	2,639	131,344
Non-interest expense	106,525	17,205	143,778	79,696	19,531	366,735
Income before income taxes	114,104	2,289	18,008	804	25,878	161,083
Provision for income taxes	42,218	847	6,663	297	8,243	58,268
Net income	$71,886	$1,442	$11,345	$507	$17,635	$102,815

(in thousands)	Three Months Ended June 30, 2016
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$104,206	$5,214	$61,222	$10,325	$28,231	$209,198
Provision (recapture) for loan and lease losses	9,460	74	1,432	(963)	586	10,589
Non-interest income	11,148	5,158	15,919	40,945	1,489	74,659
Non-interest expense	49,664	9,328	72,988	43,160	13,371	188,511
Income before income taxes	56,230	970	2,721	9,073	15,763	84,757
Provision for income taxes	20,805	359	1,007	3,357	4,942	30,470
Net income	$35,425	$611	$1,714	$5,716	$10,821	$54,287

	Six Months Ended June 30, 2016
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$208,005	$10,568	$123,600	$19,192	$65,535	$426,900
Provision (recapture) for loan and lease losses	12,776	368	3,578	(2,498)	1,188	15,412
Non-interest income	20,270	9,719	30,631	56,688	3,302	120,610
Non-interest expense	100,027	18,682	146,503	81,483	25,805	372,500
Income (loss) before income taxes	115,472	1,237	4,150	(3,105)	41,844	159,598
Provision (benefit) for income taxes	42,725	458	1,536	(1,149)	14,172	57,742
Net income (loss)	$72,747	$779	$2,614	$(1,956)	$27,672	$101,856

(in thousands)	June 30, 2017
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$13,362,082	$437,709	$2,012,254	$3,411,380	$6,034,359	$25,257,784
Total loans and leases	$13,179,056	$424,442	$1,942,451	$2,795,809	$(20,616)	$18,321,142
Total deposits	$3,358,218	$980,497	$12,402,937	$258,697	$2,459,601	$19,459,950

(in thousands)	December 31, 2016
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$12,829,249	$437,058	$1,893,433	$3,243,600	$6,409,779	$24,813,119
Total loans and leases	$12,640,383	$415,737	$1,806,554	$2,685,181	$(39,192)	$17,508,663
Total deposits	$3,288,837	$1,011,454	$12,032,906	$229,358	$2,458,430	$19,020,985

Note 14 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of June 30, 2017 and December 31, 2016, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)		June 30, 2017		December 31, 2016
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$615,964	$615,964	$1,449,432	$1,449,432
Trading securities	1,2	11,467	11,467	10,964	10,964
Investment securities available for sale	2	3,132,566	3,132,566	2,701,220	2,701,220
Investment securities held to maturity	3	4,017	5,071	4,216	5,217
Loans held for sale	2	451,350	451,350	387,318	387,318
Loans and leases, net	3	18,184,275	18,166,230	17,374,679	17,385,156
Restricted equity securities	1	45,511	45,511	45,528	45,528
Residential mortgage servicing rights	3	141,832	141,832	142,973	142,973
Bank owned life insurance assets	1	303,894	303,894	299,673	299,673
Derivatives	2,3	42,028	42,028	47,501	47,501
Visa Class B common stock	3	—	71,046	—	59,107
FINANCIAL LIABILITIES:
Deposits	1,2	$19,459,950	$19,456,321	$19,020,985	$19,016,330
Securities sold under agreements to repurchase	2	330,189	330,189	352,948	352,948
Term debt	2	852,219	847,076	852,397	844,377
Junior subordinated debentures, at fair value	3	265,423	265,423	262,209	262,209
Junior subordinated debentures, at amortized cost	3	100,770	78,586	100,931	77,640
Derivatives	2	5,660	5,660	37,063	37,063

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$57	$—	$57	$—
Equity securities	11,410	11,410	—	—
Investment securities available for sale
Obligations of states and political subdivisions	298,560	—	298,560	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,832,025	—	2,832,025	—
Investments in mutual funds and other equity securities	1,981	—	1,981	—
Loans held for sale, at fair value	451,350	—	451,350	—
Residential mortgage servicing rights, at fair value	141,832	—	—	141,832
Derivatives
Interest rate lock commitments	4,746	—	—	4,746
Interest rate forward sales commitments	1,792	—	1,792	—
Interest rate swaps	35,280	—	35,280	—
Foreign currency derivative	210	—	210	—
Total assets measured at fair value	$3,779,243	$11,410	$3,621,255	$146,578
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$265,423	$—	$—	$265,423
Derivatives
Interest rate forward sales commitments	913	—	913	—
Interest rate swaps	4,348	—	4,348	—
Foreign currency derivative	399	—	399	—
Total liabilities measured at fair value	$271,083	$—	$5,660	$265,423

(in thousands)	December 31, 2016
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$662	$—	$662	$—
Equity securities	10,302	10,302	—	—
Investment securities available for sale
Obligations of states and political subdivisions	307,697	—	307,697	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,391,553	—	2,391,553	—
Investments in mutual funds and other equity securities	1,970	—	1,970	—
Loans held for sale, at fair value	387,318	—	387,318	—
Residential mortgage servicing rights, at fair value	142,973	—	—	142,973
Derivatives
Interest rate lock commitments	4,076	—	—	4,076
Interest rate forward sales commitments	8,054	—	8,054	—
Interest rate swaps	34,701	—	34,701	—
Foreign currency derivative	670	—	670	—
Total assets measured at fair value	$3,289,976	$10,302	$3,132,625	$147,049
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$262,209	$—	$—	$262,209
Derivatives
Interest rate forward sales commitments	1,318	—	1,318	—
Interest rate swaps	34,871	—	34,871	—
Foreign currency derivative	874	—	874	—
Total liabilities measured at fair value	$299,272	$—	$37,063	$262,209

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2017, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2017:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	13.59%
		Discount Rate	9.70%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	87.30%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	5.26%

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

An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments (and an increase in the fair value measurement). Conversely, a decrease in the pull-through rate will result in a negative fair value adjustment (and a decrease in the fair value measurement).

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of June 30, 2017, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or the forward swap interest rate curve will result in positive fair value adjustments (and decrease the fair value measurement). Conversely, a decrease in the credit risk adjusted spread and/or the forward swap interest rate curve will result in negative fair value adjustments (and increase the fair value measurement).

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2017 and 2016:

(in thousands)
Three Months Ended June 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2017
Residential mortgage servicing rights	$142,344	$(8,331)	$7,819	$—	$141,832	$(4,268)
Interest rate lock commitment, net	6,294	580	11,315	(13,443)	4,746	4,746
Junior subordinated debentures, at fair value	263,605	4,872	—	(3,054)	265,423	4,872

2016
Residential mortgage servicing rights	$117,172	$(13,940)	$8,863	$—	$112,095	$(12,134)
Interest rate lock commitment, net	8,255	1,677	16,319	(15,223)	11,028	11,028
Junior subordinated debentures, at fair value	256,917	4,380	—	(2,637)	258,660	4,380

(in thousands)
Six Months Ended June 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2017
Residential mortgage servicing rights	$142,973	$(16,001)	$14,860	$—	$141,832	$(8,224)
Interest rate lock commitment, net	4,076	1,377	21,964	(22,671)	4,746	4,746
Junior subordinated debentures, at fair value	262,209	9,552	—	(6,338)	265,423	9,552

2016
Residential mortgage servicing rights	$131,817	$(34,565)	$14,843	$—	$112,095	$(31,961)
Interest rate lock commitment, net	3,631	3,721	31,282	(27,606)	11,028	11,028
Junior subordinated debentures, at fair value	255,457	8,674	—	(5,471)	258,660	8,674

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

(in thousands)	June 30, 2017
	Total	Level 1	Level 2	Level 3
Loans and leases	$39,448	$—	$—	$39,448
Other real estate owned	86	—	—	86
	$39,534	$—	$—	$39,534

(in thousands)	December 31, 2016
	Total	Level 1	Level 2	Level 3
Loans and leases	$25,753	$—	$—	$25,753
Other real estate owned	2,612	—	—	2,612
	$28,365	$—	$—	$28,365

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2017 and 2016:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Loans and leases	$11,914	$7,091	$23,156	$13,170
Other real estate owned	40	39	107	1,462
Total loss from nonrecurring measurements	$11,954	$7,130	$23,263	$14,632

The following provides a description of the valuation technique and inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis. Unobservable inputs and qualitative information about the unobservable inputs are not presented as the fair value is determined by third-party information. The loans and leases amounts above represent impaired, collateral dependent loans that have been adjusted to fair value.  When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs.  Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals.  If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses.  The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral.

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017			December 31, 2016
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$451,350	$435,931	$15,419	$387,318	$378,974	$8,344

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2017, the Company recorded a net increase in fair value of $2.2 million and $7.1 million, respectively. For the three and six months ended June 30, 2016, the Company recorded a net increase in fair value of $8.9 million and $13.8 million, respectively.

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

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation and regulations on the Company's business operations, including our compliance costs, interest expense, and revenue;

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

In 2015, we formed Pivotus Ventures, Inc. as a subsidiary of Umpqua Holdings Corporation. Pivotus uses a startup dynamic and collaboration with other institutions to validate, develop, and test new bank platforms that could have a significant impact on the experience and economics of banking. We believe the collaborative model will enhance Pivotus' ability to imagine and develop disruptive technologies, test them with a broad range of customers and deliver them at scale.

Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes periodic examinations by these regulatory agencies.

Executive Overview

Significant items for the three and six months ended June 30, 2017 were as follows:

Financial Performance

•
Net earnings available to common shareholders per diluted common share were $0.26 and $0.47 for the three and six months ended June 30, 2017, respectively, compared to $0.25 and $0.46 for the three and six months ended June 30, 2016, respectively.

•
Net interest margin, on a tax equivalent basis, was 3.91% and 3.89% for the three and six months ended June 30, 2017, respectively, as compared to 4.07% and 4.21% for the three and six months ended June 30, 2016, respectively.  The decrease in net interest margin for the three and six months ended June 30, 2017, compared to the same periods in the prior year, reflects lower average yields on the loan and lease portfolio, loans held for sale, and taxable investments, as well as an increase in the cost of interest-bearing liabilities.

•
Residential mortgage banking revenue was $33.9 million and $60.7 million for the three and six months ended June 30, 2017, respectively, as compared to $36.8 million and $52.2 million for the three and six months ended June 30, 2016, respectively.  The decrease for the three month period was primarily driven by a decline in mortgage originations, along with a lower gain on sale margin, which decreased to 3.53% for the three months ended June 30, 2017, compared to 4.02% in the same period of the prior year. This decrease was partially offset by a lower negative fair value adjustment of $8.3 million for the three months ended June 30, 2017, as compared to the negative fair value adjustment of $13.9 million for the three months ended June 30, 2016. The increase for the six month period was primarily driven by a lower negative fair value adjustment of $16.0 million on the MSR asset relative to the negative fair value adjustment of $34.6 million for the six months ended June 30, 2016. This was offset by a decrease in the gain on sale margin to 3.41% for the six months ended June 30, 2017, compared to 3.89% in the same period of the prior year.

•
Total gross loans and leases were $18.3 billion as of June 30, 2017, an increase of $812.5 million, as compared to December 31, 2016.  The increase was due to balanced growth in the Company's commercial term, multifamily, leases and equipment finance, mortgage and consumer portfolios.

•
Total deposits were $19.5 billion as of June 30, 2017, an increase of $439.0 million, compared to December 31, 2016.  This increase was primarily attributable to growth in demand, savings, and time deposits.

•	Total consolidated assets were $25.3 billion as of June 30, 2017, compared to $24.8 billion at December 31, 2016.

Credit Quality

•
Non-performing assets decreased to $58.6 million, or 0.23% of total assets, as of June 30, 2017, as compared to $62.9 million, or 0.25% of total assets, as of December 31, 2016.  Non-performing loans were $53.8 million, or 0.29% of total loans, as of June 30, 2017, as compared to $56.1 million, or 0.32% of total loans, as of December 31, 2016.

•
The provision for loan and lease losses was $10.7 million and $22.3 million for the three and six months ended June 30, 2017, respectively, as compared to the $10.6 million and $15.4 million, respectively, recognized for the three and six months ended June 30, 2016. The increase for the three and six months ended June 30, 2017, compared to the same periods of the prior year was primarily attributable to strong growth in the loan portfolio, as well as an increase in net charge-offs. Net charge-offs were $10.1 million and $19.4 million for the three and six months ended June 30, 2017, both 0.22% of average loans and leases (annualized), as compared to net charge-offs of $9.8 million and $14.7 million, or 0.23% and 0.17% of average loans and leases (annualized), respectively, for the three and six months ended June 30, 2016.

Capital and Growth Initiatives

•
The Company's total risk based capital was 14.3% and its Tier 1 common to risk weighted assets ratio was 11.2% as of June 30, 2017. As of December 31, 2016, the Company's total risk based capital ratio was 14.7% and its Tier 1 common to risk weighted assets ratio was 11.5%.

•	Cash dividends declared in the second quarter of 2017 were $0.16 per common share, consistent with the comparable period of the prior year.

•	For the three months ended June 30, 2017, the Company repurchased 225,000 shares of common stock for $3.9 million.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of June 30, 2017, there was no unallocated allowance amount.

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

Management believes that the ALLL was adequate as of June 30, 2017. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. A substantial percentage of our loan portfolio is secured by real estate, as a result a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

The Company performed its annual goodwill impairment analysis as of December 31, 2016. The Company assessed qualitative factors to determine whether the existence of events and circumstances indicated that it is more likely than not that the indefinite-lived intangible asset is impaired, and determined no factors indicated an impairment.
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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09. Multiple ASUs and interpretative guidance have been issued in connection with ASU 2014-09. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is working through their process to implement this new standard. The Company has reviewed all revenue sources to determine the sources that are in scope for this guidance. As a bank, key revenue sources, such as interest income have been identified as out of scope of this new guidance. The Company has not yet determined the financial statement impact this guidance will have.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has established a project team, for the implementation of this new standard. The team has completed implementation of a new leasing software that will support the current leasing process, as well as aid in the transition to the new leasing guidance. Although an estimate of the impact of the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related lease liability on the balance sheet due to the number of leased properties the Bank currently has that are accounted for under current operating lease guidance.

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

Results of Operations

Overview

For the three and six months ended June 30, 2017, net earnings available to common shareholders were $56.8 million, or $0.26 per diluted common share and $102.8 million, or $0.47 per diluted common share, respectively, as compared to net earnings available to common shareholders of $54.3 million, or $0.25 per diluted common share and $101.8 million, or $0.46 per diluted common share, for the three and six months ended June 30, 2016, respectively. The increase in net earnings for the three months ended June 30, 2017 compared to the same period of the prior year was principally attributable to growth in interest-earning assets, specifically within the loan and lease portfolio and taxable investment securities, and a decrease in non-interest expense. The increase for the six months ended June 30, 2017 compared to the same period of the prior year was principally attributable to an increase in non-interest income, related to residential mortgage banking revenue and a decrease in non-interest expense, related to decreases in merger related expenses. In addition, the increase was partially offset by a decrease in net interest income, primarily attributable to lower average yields on interest-earning assets, specifically within the loan and lease portfolio and the loans held for sale portfolio, and an increase in the provision for loan and lease losses.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three and six months ended June 30, 2017 and 2016. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Return on average assets	0.92%	0.91%	0.84%	0.87%
Return on average common shareholders' equity	5.76%	5.61%	5.25%	5.27%
Return on average tangible common shareholders' equity	10.67%	10.59%	9.76%	9.97%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$3,956,777	$3,889,593	$3,946,615	$3,884,067
Less: average goodwill and other intangible assets, net	(1,822,032)	(1,829,407)	(1,822,910)	(1,830,726)
Average tangible common shareholders' equity	$2,134,745	$2,060,186	$2,123,705	$2,053,341

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of June 30, 2017 and December 31, 2016:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	June 30,	December 31,
	2017	2016
Total shareholders' equity	$3,958,845	$3,916,795
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	33,508	36,886
Tangible common shareholders' equity	$2,137,686	$2,092,258
Total assets	$25,257,784	$24,813,119
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	33,508	36,886
Tangible assets	$23,436,625	$22,988,582
Tangible common equity ratio	9.12%	9.10%

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

Net Interest Income

Net interest income is the largest source of our income. Net interest income for the three and six months ended June 30, 2017 was $212.1 million and $418.8 million, respectively, an increase of $2.9 million and a decrease of $8.1 million, respectively, compared to the same periods in 2016. The increase in net interest income for the three months ended June 30, 2017 as compared to the same period in 2016, is driven by growth in interest-earning assets, specifically the loan and lease portfolio and taxable investment securities. The increase was partially offset by lower average yields on interest-earning assets, specifically within the loan and lease portfolio, as well as an increase in the average cost of funds. The decrease in net interest income for the six months ended June 30, 2017 as compared to the same period in 2016, is primarily attributable to lower average yields on interest-earning assets, specifically within the loan and lease portfolio due to the credit discount accretion decline year over year. The decrease was partially offset by growth in average interest-earning assets with increases in loans and leases and taxable securities. The decrease also reflects a higher average cost of funds, primarily driven by an increase in the cost of time deposits due to the utilization of longer-term maturities which typically carry a high rate paid, as well as an increase in the interest expense on junior subordinated debentures.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.91% and 3.89%, respectively, for the three and six months ended June 30, 2017, a decrease of 16 basis points and 32 basis points, respectively, as compared to the same periods in 2016. The decrease in net interest margin primarily resulted from lower average yields on the loan and lease portfolio, loans held for sale, and taxable investments, as well as an increase in the cost of interest-bearing liabilities. The yield on loans and leases decreased by 14 basis points and 28 basis points for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2017 and 2016:

Average Rates and Balances

(dollars in thousands)	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$392,183	$3,193	3.26%	$403,964	$3,840	3.80%
Loans and leases (1)	18,024,651	209,805	4.67%	17,234,220	206,450	4.81%
Taxable securities	3,008,079	15,580	2.07%	2,304,998	12,328	2.14%
Non-taxable securities (2)	292,553	3,397	4.64%	280,841	3,321	4.73%
Temporary investments and interest-bearing cash	125,886	324	1.03%	514,881	652	0.51%
Total interest-earning assets	21,843,352	$232,299	4.26%	20,738,904	$226,591	4.39%
Allowance for loan and lease losses	(137,445)			(131,562)
Other assets	3,086,962			3,288,973
Total assets	$24,792,869			$23,896,315
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,311,555	$798	0.14%	$2,185,545	$597	0.11%
Money market deposits	6,682,937	2,975	0.18%	6,744,106	2,589	0.15%
Savings deposits	1,401,238	146	0.04%	1,224,768	128	0.04%
Time deposits	2,641,334	6,722	1.02%	2,490,023	5,226	0.84%
Total interest-bearing deposits	13,037,064	10,641	0.33%	12,644,442	8,540	0.27%
Repurchase agreements and federal funds purchased	405,892	321	0.32%	345,672	32	0.04%
Term debt	852,254	3,662	1.72%	900,875	3,848	1.72%
Junior subordinated debentures	364,440	4,437	4.88%	358,360	3,835	4.30%
Total interest-bearing liabilities	14,659,650	$19,061	0.52%	14,249,349	$16,255	0.46%
Non-interest-bearing deposits	5,951,670			5,466,098
Other liabilities	224,772			291,275
Total liabilities	20,836,092			20,006,722
Common equity	3,956,777			3,889,593
Total liabilities and shareholders' equity	$24,792,869			$23,896,315
NET INTEREST INCOME		$213,238			$210,336
NET INTEREST SPREAD			3.74%			3.93%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.26%			4.39%
INTEREST EXPENSE TO EARNING ASSETS			0.35%			0.32%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.91%			4.07%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.2 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively.

(dollars in thousands)	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$371,989	$6,588	3.54%	$350,848	$6,863	3.91%
Loans and leases (1)	17,812,660	412,406	4.66%	17,121,152	421,355	4.94%
Taxable securities	2,866,614	29,899	2.09%	2,308,294	25,749	2.23%
Non-taxable securities (2)	289,515	6,806	4.70%	283,963	6,719	4.73%
Temporary investments and interest bearing cash	463,245	1,881	0.82%	435,777	1,132	0.52%
Total interest-earning assets	21,804,023	$457,580	4.23%	20,500,034	$461,818	4.53%
Allowance for loan and lease losses	(136,834)			(132,014)
Other assets	3,094,560			3,287,857
Total assets	$24,761,749			$23,655,877
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,288,870	$1,443	0.13%	$2,161,463	$1,215	0.11%
Money market deposits	6,776,705	5,644	0.17%	6,678,158	5,423	0.16%
Savings deposits	1,383,124	274	0.04%	1,200,351	288	0.05%
Time deposits	2,629,472	12,928	0.99%	2,487,751	10,027	0.81%
Total interest-bearing deposits	13,078,171	20,289	0.31%	12,527,723	16,953	0.27%
Repurchase agreements and federal funds purchased	366,498	351	0.19%	329,035	68	0.04%
Term debt	852,302	7,172	1.70%	898,768	8,034	1.80%
Junior subordinated debentures	363,627	8,638	4.79%	357,487	7,562	4.25%
Total interest-bearing liabilities	14,660,598	$36,450	0.50%	14,113,013	$32,617	0.46%
Non-interest-bearing deposits	5,917,984			5,377,954
Other liabilities	236,552			280,843
Total liabilities	20,815,134			19,771,810
Common equity	3,946,615			3,884,067
Total liabilities and shareholders' equity	$24,761,749			$23,655,877
NET INTEREST INCOME		$421,130			$429,201
NET INTEREST SPREAD			3.73%			4.07%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.23%			4.53%
INTEREST EXPENSE TO EARNING ASSETS			0.34%			0.32%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.89%			4.21%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $2.3 million for both the six months ended of June 30, 2017 and 2016.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and six months ended June 30, 2017 as compared to the same period in 2016. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)	Three Months Ended June 30,
	2017 compared to 2016
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(109)	$(538)	$(647)
Loans and leases	9,527	(6,172)	3,355
Taxable securities	3,650	(398)	3,252
Non-taxable securities (1)	137	(61)	76
Temporary investments and interest bearing cash	(706)	378	(328)
Total (1)	12,499	(6,791)	5,708
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	36	165	201
Money market deposits	(23)	409	386
Savings deposits	18	—	18
Time deposits	334	1,162	1,496
Repurchase agreements	6	283	289
Term debt	(209)	23	(186)
Junior subordinated debentures	66	536	602
Total	228	2,578	2,806
Net increase in net interest income (1)	$12,271	$(9,369)	$2,902

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

(in thousands)	Six Months Ended June 30,
	2017 compared to 2016
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$394	$(669)	$(275)
Loans and leases	15,614	(24,563)	(8,949)
Taxable securities	5,896	(1,746)	4,150
Non-taxable securities (1)	130	(43)	87
Temporary investments and interest bearing cash	75	674	749
Total (1)	22,109	(26,347)	(4,238)
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	76	152	228
Money market	80	141	221
Savings	40	(54)	(14)
Time deposits	596	2,305	2,901
Repurchase agreements	10	273	283
Term debt	(403)	(459)	(862)
Junior subordinated debentures	132	944	1,076
Total	531	3,302	3,833
Net increase in net interest income (1)	$21,578	$(29,649)	$(8,071)

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $10.7 million and $22.3 million for the three and six months ended June 30, 2017, respectively, as compared to $10.6 million and $15.4 million, respectively, for the same periods in 2016.  As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three and six months ended June 30, 2017 was 0.24% and 0.25%, respectively, as compared to 0.25% and 0.18%, respectively, in the same periods in 2016.

The increase in the provision for the three and six months ended June 30, 2017 as compared to the same prior year periods is primarily related to strong growth in the loan portfolio, in addition to an increase in net charge-offs. Net charge-offs on loans were $10.1 million and $19.4 million for the three and six months ended June 30, 2017, respectively, both 0.22% of average loans and leases (annualized), as compared to net charge-offs of $9.8 million and $14.7 million, or 0.23% and 0.17% of average loans and leases (annualized), respectively, for the three and six months ended June 30, 2016. For the second quarter of 2017, $1.1 million of the provision for loan and lease losses was recaptured related to previously acquired loans that were not purchased credit impaired. For the second quarter of 2016, $276,000 of the provision for loan and lease was recaptured related to previously acquired loans that were not purchased credit impaired.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral-dependent loans.  Therefore, the non-accrual loans of $26.6 million as of June 30, 2017 have been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended June 30, 2017 was $71.1 million, a decrease of $3.5 million, or 5%, as compared to the same period in 2016. Non-interest income for the six months ended June 30, 2017 was $131.3 million, an increase of $10.7 million, or 9%, as compared to the same period in 2016. The following table presents the key components of non-interest income for the three and six months ended June 30, 2017 and 2016:

Non-Interest Income

(in thousands)	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Change	Change			Change	Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Service charges on deposits	$15,478	$15,667	$(189)	(1)%	$30,207	$30,183	$24	—%
Brokerage revenue	3,903	4,580	(677)	(15)%	8,025	8,674	(649)	(7)%
Residential mortgage banking revenue, net	33,894	36,783	(2,889)	(8)%	60,728	52,209	8,519	16%
Gain on investment securities, net	35	162	(127)	(78)%	33	858	(825)	(96)%
Gain on loan sales, net	3,310	5,640	(2,330)	(41)%	5,064	8,011	(2,947)	(37)%
Loss on junior subordinated debentures carried at fair value	(1,572)	(1,572)	—	—%	(3,127)	(3,144)	17	(1)%
BOLI income	2,089	2,152	(63)	(3)%	4,158	4,291	(133)	(3)%
Other income	13,982	11,247	2,735	24%	26,256	19,528	6,728	34%
Total	$71,119	$74,659	$(3,540)	(5)%	$131,344	$120,610	$10,734	9%

Residential mortgage banking revenue for the three and six months ended June 30, 2017 as compared to the same periods of 2016 decreased by $2.9 million and increased by $8.5 million, respectively. The decrease for the three month period was due primarily to a decrease in production as well as a decline in the gain on sale margin. In addition, the loss on fair value of the MSR asset for the quarter was $5.6 million lower relative to the loss on fair value in the comparable period, driven by the increased relative level of the long-term interest rates during the current period, and its impact on the prepayment speed assumption for the MSR asset. The increase for the six months ended June 30, 2017 compared to the same period in the prior year was due primarily to a decrease of $18.6 million in the loss on fair value of the MSR asset, driven by the increased relative level of the long-term interest rates during the current period. This was partially offset by a decline in revenue from the origination and sale of residential mortgages and servicing income, as the gain on sale margin declined to 3.41% for the six months ended June 30, 2017, from 3.89% for the prior year period. Closed for-sale mortgage volume for the three and six months ended June 30, 2017 was $918.2 million and $1.7 billion, respectively, compared to $1.0 billion and $1.8 billion for the three and six months ended June 30, 2016, respectively.

The gain on loan sales for the three and six months ended June 30, 2017 decreased by $2.3 million and $2.9 million due to the mix and volume of loans sold during the periods. The loans sales in 2016 reflect rebalancing activity, while 2017 reflects more routine loan sale activity.

Other income for the three and six months ended June 30, 2017 compared to the same period in the prior year increased by $2.7 million and $6.7 million, respectively. The increase was primarily related to the change in debt capital market swap derivatives revenues which increased by $2.8 million and $5.7 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods of 2016.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2017 was $184.0 million, a decrease of $4.5 million, or 2% as compared to the same period in 2016. Non-interest expense for the six months ended June 30, 2017 was $366.7 million, a decrease of $5.8 million, or 2%. The following table presents the key elements of non-interest expense for the three and six months ended June 30, 2017 and 2016:

Non-Interest Expense

(in thousands)	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Change	Change			Change	Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Salaries and employee benefits	$108,561	$107,545	$1,016	1%	$215,034	$214,083	$951	—%
Occupancy and equipment, net	36,955	37,850	(895)	(2)%	75,628	76,145	(517)	(1)%
Communications	4,859	5,296	(437)	(8)%	9,963	10,859	(896)	(8)%
Marketing	2,374	3,004	(630)	(21)%	4,107	5,854	(1,747)	(30)%
Services	11,386	11,529	(143)	(1)%	22,691	22,200	491	2%
FDIC assessments	4,447	3,693	754	20%	8,534	7,414	1,120	15%
Gain on other real estate owned, net	(457)	(1,457)	1,000	(69)%	(375)	(68)	(307)	451%
Intangible amortization	1,689	2,328	(639)	(27)%	3,378	4,888	(1,510)	(31)%
Merger related expenses	1,640	6,634	(4,994)	(75)%	2,660	10,084	(7,424)	(74)%
Goodwill impairment	—	—	—	—%	—	142	(142)	nm
Other expenses	12,567	12,089	478	4%	25,115	20,899	4,216	20%
Total	$184,021	$188,511	$(4,490)	(2)%	$366,735	$372,500	$(5,765)	(2)%
nm = Not meaningful

Marketing expense decreased by $630,000 and $1.7 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year, primarily related to costs associated with branding initiatives in early 2016.

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

The following table provides a breakout of Merger related expenses for the three and six months ended June 30, 2017 and 2016:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Legal and professional	$1,147	$2,380	$1,228	$3,520
Premises and Equipment	81	3,636	874	4,430
Personnel	410	345	556	1,257
Communication	—	22	—	267
Other	2	251	2	610
Total merger related expenses	$1,640	$6,634	$2,660	$10,084

Other non-interest expense increased by $478,000 and $4.2 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. The increase for the six months ended June 30, 2017, as compared to the prior period, is primarily due to $1.3 million in net non-performing loan expenses as well as an increase of $1.3 million in brokered money market fees, related to the increase in brokered deposits during the period.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three and six months ended June 30, 2017 was 35.8% and 36.2%, respectively, as compared to 35.9% and 36.2% for the three and six months ended June 30, 2016, respectively. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, stock-based compensation and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Trading securities were $11.5 million at June 30, 2017, up from $11.0 million at December 31, 2016.

Investment securities available for sale were $3.1 billion as of June 30, 2017, compared to $2.7 billion at December 31, 2016.  The increase was due to the Company deploying excess cash by purchasing $725.5 million in investments, offset by sales and paydowns of $297.4 million.

Investment securities held to maturity were $4.0 million as of June 30, 2017, as compared to $4.2 million at December 31, 2016. The change primarily related to paydowns and maturities of investment securities held to maturity of $254,000.

The following tables present the available for sale and held to maturity investment securities portfolio by major type as of June 30, 2017 and December 31, 2016:

Investment Securities Composition

(dollars in thousands)	Investment Securities Available for Sale
	June 30, 2017		December 31, 2016
	Fair Value	%	Fair Value	%
Obligations of states and political subdivisions	$298,560	10%	$307,697	11%
Residential mortgage-backed securities and collateralized mortgage obligations	2,832,025	90%	2,391,553	89%
Investments in mutual funds and other equity securities	1,981	—%	1,970	—%
Total	$3,132,566	100%	$2,701,220	100%

(dollars in thousands)	Investment Securities Held to Maturity
	June 30, 2017		December 31, 2016
	Amortized		Amortized
	Cost	%	Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$4,017	100%	$4,216	100%
Total	$4,017	100%	$4,216	100%

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

Gross unrealized losses in the available for sale investment portfolio were $28.7 million at June 30, 2017.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $27.6 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

Restricted Equity Securities

Restricted equity securities were $45.5 million at June 30, 2017 and $45.5 million at December 31, 2016. Of the $45.5 million at June 30, 2017, $44.0 million represented the Bank's investment in the FHLBs of Des Moines and San Francisco. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

Loans and Leases

Loans and Leases, net

Total loans and leases outstanding at June 30, 2017 were $18.3 billion, an increase of $812.5 million as compared to year-end 2016. The increase included net new loan and lease originations of $922.7 million, partially offset by loans sold of $93.6 million, charge-offs of $26.9 million and transfers to other real estate owned of $2.6 million during the period.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of June 30, 2017 and December 31, 2016.

Loan and Lease Concentrations

(dollars in thousands)	June 30, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,401,679	18.6%	$3,330,442	19.0%
Owner occupied term, net	2,593,395	14.1%	2,599,055	14.9%
Multifamily, net	2,964,851	16.2%	2,858,956	16.3%
Construction & development, net	464,690	2.5%	463,625	2.7%
Residential development, net	165,956	0.9%	142,984	0.8%
Commercial
Term, net	1,686,597	9.2%	1,508,780	8.6%
LOC & other, net	1,153,409	6.3%	1,116,259	6.4%
Leases and equipment finance, net	1,082,651	5.9%	950,588	5.4%
Residential
Mortgage, net	3,021,331	16.5%	2,887,971	16.5%
Home equity loans & lines, net	1,056,848	5.8%	1,011,844	5.8%
Consumer & other, net	729,735	4.0%	638,159	3.6%
Total, net of deferred fees and costs	$18,321,142	100.0%	$17,508,663	100.0%

Asset Quality and Non-Performing Assets

Non-Performing Assets

The following table summarizes our non-performing assets and restructured loans as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30,	December 31,
	2017	2016
Loans and leases on non-accrual status	$26,566	$27,765
Loans and leases past due 90 days or more and accruing (1)	27,252	28,369
Total non-performing loans and leases	53,818	56,134
Other real estate owned	4,804	6,738
Total non-performing assets	$58,622	$62,872
Restructured loans (2)	$52,861	$40,667
Allowance for loan and lease losses	$136,867	$133,984
Reserve for unfunded commitments	3,816	3,611
Allowance for credit losses	$140,683	$137,595
Asset quality ratios:
Non-performing assets to total assets	0.23%	0.25%
Non-performing loans and leases to total loans and leases	0.29%	0.32%
Allowance for loan and leases losses to total loans and leases	0.75%	0.77%
Allowance for credit losses to total loans and leases	0.77%	0.79%
Allowance for credit losses to total non-performing loans and leases	261%	245%

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $16.3 million and $10.9 million at June 30, 2017 and December 31, 2016, respectively.

(2)	Represents accruing restructured loans performing according to their restructured terms.

The purchased non-credit impaired loans had remaining credit discount that is expected to accrete into interest income over the life of the loans of $34.1 million and $43.9 million, as of June 30, 2017 and December 31, 2016, respectively. The purchased credit impaired loan pools had remaining discount of $37.8 million and $45.7 million, as of June 30, 2017 and December 31, 2016, respectively.

Loans acquired with deteriorated credit quality are accounted for as purchased credit impaired pools. Typically, this would include loans that were considered non-performing or restructured as of acquisition date. Accordingly, subsequent to acquisition, loans included in the purchased credit impaired pools are not reported as non-performing loans based upon their individual performance status, so the categories of nonaccrual, impaired and 90 day past due and accruing do not include any purchased credit impaired loans.

Restructured Loans

At June 30, 2017 and December 31, 2016, impaired loans of $52.9 million and $40.7 million, respectively, were classified as performing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent principally the only impaired loans accruing interest at June 30, 2017. In order for a new restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $136.9 million at June 30, 2017, an increase of $2.9 million from $134.0 million at December 31, 2016. The following table shows the activity in the ALLL for the three and six months ended June 30, 2017 and 2016:

Allowance for Loan and Lease Losses

(in thousands)	Three months ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance, beginning of period	$136,292	$130,243	$133,984	$130,322
Charge-offs	(13,944)	(12,682)	(26,946)	(20,532)
Recoveries	3,862	2,892	7,500	5,840
Net charge-offs	(10,082)	(9,790)	(19,446)	(14,692)
Provision for loan and lease losses	10,657	10,589	22,329	15,412
Balance, end of period	$136,867	$131,042	$136,867	$131,042
As a percentage of average loans and leases (annualized):
Net charge-offs	0.22%	0.23%	0.22%	0.17%
Provision for loan and lease losses	0.24%	0.25%	0.25%	0.18%
Recoveries as a percentage of charge-offs	27.70%	22.80%	27.83%	28.44%

The increase in allowance for loan and lease losses as of June 30, 2017 compared to the same periods of the prior year was primarily the result of growth in our loan and lease portfolios, and higher net charge-offs during the periods. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans in each category to total loans and leases as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	June 30, 2017		December 31, 2016
	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$47,414	52.3%	$47,795	53.7%
Commercial	60,057	21.4%	58,840	20.4%
Residential	18,051	22.3%	17,946	22.3%
Consumer & other	11,345	4.0%	9,403	3.6%
Allowance for loan and lease losses	$136,867		$133,984

At June 30, 2017, the recorded investment in loans classified as impaired totaled $62.9 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $755,000.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2016, the total recorded investment in impaired loans was $54.0 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $867,000.

The following table presents a summary of activity in the RUC:

Summary of Reserve for Unfunded Commitments Activity

(in thousands)	Three months ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance, beginning of period	$3,495	$3,482	$3,611	$3,574
Net charge to other expense	321	49	205	(43)
Balance, end of period	$3,816	$3,531	$3,816	$3,531

We believe that the ALLL and RUC at June 30, 2017 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Residential Mortgage Servicing Rights

The following table presents the key elements of our residential mortgage servicing rights portfolio for the three and six months ended June 30, 2017 and 2016:

Summary of Residential Mortgage Servicing Rights

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance, beginning of period	$142,344	$117,172	$142,973	$131,817
Additions for new MSR capitalized	7,819	8,863	14,860	14,843
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(4,573)	(6,836)	(8,179)	(17,087)
Other(2)	(3,758)	(7,104)	(7,822)	(17,478)
Balance, end of period	$141,832	$112,095	$141,832	$112,095

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential serviced loan portfolio as of June 30, 2017 and December 31, 2016 was as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Balance of loans serviced for others	$14,797,242	$14,327,368
MSR as a percentage of serviced loans	0.96%	1.00%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangibles Assets

At June 30, 2017 and December 31, 2016, we had goodwill of $1.8 billion.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. There were no changes to goodwill during the three and six months ended June 30, 2017.

At June 30, 2017, we had other intangible assets of $33.5 million, as compared to $36.9 million at December 31, 2016.   As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which include all deposits except certificates of deposit, are recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. The decrease from December 31, 2016 relates to the amortization of the other intangible assets of $3.4 million for the six months ended June 30, 2017.

Deposits

Total deposits were $19.5 billion at June 30, 2017, an increase of $439.0 million, as compared to December 31, 2016. The increase is attributable to growth in demand and time accounts.

The following table presents the deposit balances by major category as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	June 30, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage
Non-interest bearing demand	$6,112,480	32%	$5,861,469	31%
Interest bearing demand	2,371,386	12%	2,296,532	12%
Money market	6,755,707	35%	6,932,717	36%
Savings	1,427,677	7%	1,325,757	7%
Time, $100,000 or greater	1,897,994	10%	1,702,982	9%
Time, less than $100,000	894,706	4%	901,528	5%
Total	$19,459,950	100%	$19,020,985	100%

The Company's brokered deposits, including Certificate of Deposit Account Registry Service ("CDARS"), totaled $1.0 billion at June 30, 2017 and December 31, 2016.

Borrowings

At June 30, 2017, the Bank had outstanding $330.2 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $852.2 million at June 30, 2017. Term debt outstanding as of June 30, 2017 decreased $178,000 since December 31, 2016. Advances from the FHLB amounted to $851.7 million of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed interest rates ranging from 0.94% to 7.10% and mature in 2017 through 2033.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $366.2 million and $363.1 million at June 30, 2017 and December 31, 2016, respectively.  The increase is due to the change in fair value for the junior subordinated debentures selected to be carried at fair value. As of June 30, 2017, the majority of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures increased for the three and six month periods ended June 30, 2017 compared to the same periods in 2016, primarily resulting from increases in the LIBOR rate during the periods.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 8.2% of total deposits at June 30, 2017 and 8.6% of total deposits at December 31, 2016. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $6.1 billion at June 30, 2017, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $479.2 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at June 30, 2017. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $87.0 million of dividends paid by the Bank to the Company in the six months ended June 30, 2017.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures. As of June 30, 2017, the Company did not have any borrowing arrangements of its own.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $83.8 million during the six months ended June 30, 2017, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $1.7 billion, offset by originations of loans held for sale of $1.7 billion. This compares to net cash provided by operating activities of $293.3 million during the six months ended June 30, 2016, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $2.0 billion, offset by originations of loans held for sale of $1.8 billion.

Net cash of $1.3 billion used in investing activities during the six months ended June 30, 2017, consisted principally of net loan originations of $922.7 million, purchases of investment securities available for sale of $725.5 million, and purchases of equity securities of $236.6 million, offset by proceeds from investment securities available for sale of $297.4 million redemption of equity securities of $236.6 million, and proceeds from sale of loans and leases of $98.6 million. This compares to net cash of $705.8 million used in investing activities during the six months ended June 30, 2016, which consisted principally of net loan originations of $1.1 billion and purchases of investment securities available for sale of $247.6 million, partially offset by proceeds from investment securities available for sale of $319.9 million and proceeds from the sale of loans and leases of $311.7 million.

Net cash of $340.8 million provided by financing activities during the six months ended June 30, 2017 primarily consisted of $439.6 million increase in net deposits, proceeds from term debt borrowings of $100.0 million, offset by $100.0 million repayment of term debt, the dividends paid on common stock of $70.5 million, and a net decrease in securities sold under agreements to repurchase of $22.8 million. This compares to net cash of $544.2 million provided by financing activities during the six months ended June 30, 2016, which consisted primarily of $552.7 million increase in net deposits and proceeds from term debt borrowings of $285.0 million, offset by $270.0 million repayment of term debt and $70.5 million in dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2017, it is possible that our deposit growth for 2017 may not be maintained at previous levels due to pricing pressure or, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at June 30, 2017 was $4.0 billion, an increase of $42.1 million from December 31, 2016. The increase in shareholders' equity during the six months ended June 30, 2017 was principally due to net income for the period and other comprehensive income, net of tax, offset by declared common dividends.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of Basel III at June 30, 2017 and December 31, 2016:

(dollars in thousands)			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,765,526	14.27%	$1,550,916	8.00%	$1,938,645	10.00%
Umpqua Bank	$2,591,467	13.39%	$1,548,312	8.00%	$1,935,390	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,163,692	11.16%	$1,163,187	6.00%	$1,550,916	8.00%
Umpqua Bank	$2,450,898	12.66%	$1,161,234	6.00%	$1,548,312	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,163,692	11.16%	$872,390	4.50%	$1,260,119	6.50%
Umpqua Bank	$2,450,898	12.66%	$870,926	4.50%	$1,258,004	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,163,692	9.41%	$919,439	4.00%	$1,149,299	5.00%
Umpqua Bank	$2,450,898	10.66%	$919,415	4.00%	$1,149,269	5.00%
As of December 31, 2016
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,707,693	14.72%	$1,471,577	8.00%	$1,839,471	10.00%
Umpqua Bank	$2,534,927	13.79%	$1,470,731	8.00%	$1,838,414	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,108,948	11.47%	$1,103,682	6.00%	$1,471,577	8.00%
Umpqua Bank	$2,397,449	13.04%	$1,103,048	6.00%	$1,470,731	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,108,948	11.47%	$827,762	4.50%	$1,195,656	6.50%
Umpqua Bank	$2,397,449	13.04%	$827,286	4.50%	$1,194,969	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,108,948	9.21%	$915,917	4.00%	$1,144,896	5.00%
Umpqua Bank	$2,397,449	10.47%	$916,260	4.00%	$1,145,325	5.00%

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

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2017 and 2016:

Cash Dividends and Payout Ratios per Common Share

	Three months ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Dividend declared per common share	$0.16	$0.16	$0.32	$0.32
Dividend payout ratio	62%	64%	68%	70%

As of June 30, 2017, a total of 10.6 million shares are available for repurchase under the Company's current share repurchase plan. During the six months ended June 30, 2017, the Company repurchased 225,000 shares under this plan. The Board of Directors approved an extension of the repurchase plan to July 31, 2019. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2017 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of June 30, 2017.

No change in our internal controls occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company assumed, as successor-in-interest to Sterling, the defense of litigation matters pending against Sterling. Sterling previously reported that on December 11, 2009, a putative securities class action complaint captioned City of Roseville Employees' Retirement System v. Sterling Financial Corp., et al., No. CV 09-00368-EFS, was filed in the United States District Court for the Eastern District of Washington against Sterling and certain of its current and former officers. On June 18, 2010, lead plaintiff filed a consolidated complaint alleging that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false and misleading statements concerning Sterling's business and financial results. Plaintiffs sought unspecified damages and attorneys' fees and costs. On August 30, 2010, Sterling moved to dismiss the Complaint, and the court granted the motion to dismiss without prejudice on August 5, 2013. On October 11, 2013, the lead plaintiff filed an amended consolidated complaint with the same defendants, class period, alleged violations, and relief sought. On January 24, 2014, Sterling moved to dismiss the amended consolidated complaint, and on September 17, 2014, the court entered an order dismissing the amended consolidated complaint in its entirety with no further leave to amend. On October 24, 2014, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit from the district court's order granting the motion to dismiss the amended consolidated complaint. The appellate court held a hearing on May 10, 2017. On May 22, 2017, the appellate court issued a judgment affirming the decision of the district court in favor of the Company to dismiss the claim. On June 13, 2017, the appellate court issued a formal mandate that the judgment of appellate court took effect on that date.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2017:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
4/1/17-4/30/17	14,644	$17.56	—	10,807,429
5/1/17-5/31/17	225,153	$17.24	225,000	10,582,429
6/1/17-6/30/17	182	$17.25	—	10,582,429
Total for quarter	239,979	$17.26	225,000

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 439 shares to be issued upon vesting of restricted stock awards and 14,540 shares to be issued upon vesting of restricted stock units to pay withholding taxes. During the three months ended June 30, 2017, 225,000 shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2019. As of June 30, 2017, a total of 10.6 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	August 4, 2017	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	August 4, 2017	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	August 4, 2017	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit #	Description
3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1**	Employment Agreement with Rilla Delorier dated April 10, 2017

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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