Form 10-Q
period 2017-09-30
UMPQUA HOLDINGS CORP
filed 2017-11-03
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: September 30, 2017
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

Common stock, no par value: 220,231,751 shares outstanding as of October 31, 2017

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)
	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks (restricted cash of $31,665 and $51,017)	$304,760	$331,994
Interest bearing cash and temporary investments (restricted cash of $701 and $0)	540,806	1,117,438
Total cash and cash equivalents	845,566	1,449,432
Investment securities
Trading, at fair value	11,919	10,964
Available for sale, at fair value	3,047,358	2,701,220
Held to maturity, at amortized cost	3,905	4,216
Loans held for sale, at fair value	417,470	387,318
Loans and leases	18,677,762	17,508,663
Allowance for loan and lease losses	(139,503)	(133,984)
Net loans and leases	18,538,259	17,374,679
Restricted equity securities	45,509	45,528
Premises and equipment, net	276,316	303,882
Goodwill	1,787,651	1,787,651
Other intangible assets, net	31,819	36,886
Residential mortgage servicing rights, at fair value	141,225	142,973
Other real estate owned	4,160	6,738
Bank owned life insurance	305,572	299,673
Deferred tax asset, net	—	34,322
Other assets	238,934	227,637
Total assets	$25,695,663	$24,813,119
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$6,571,471	$5,861,469
Interest bearing	13,280,439	13,159,516
Total deposits	19,851,910	19,020,985
Securities sold under agreements to repurchase	321,542	352,948
Term debt	852,306	852,397
Junior subordinated debentures, at fair value	266,875	262,209
Junior subordinated debentures, at amortized cost	100,690	100,931
Deferred tax liability, net	51,423	—
Other liabilities	265,657	306,854
Total liabilities	21,710,403	20,896,324
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2017 and 2016; issued and outstanding: 220,225,406 in 2017 and 220,177,030 in 2016	3,516,558	3,515,299
Retained earnings	476,226	422,839
Accumulated other comprehensive loss	(7,524)	(21,343)
Total shareholders' equity	3,985,260	3,916,795
Total liabilities and shareholders' equity	$25,695,663	$24,813,119

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans and leases	$223,321	$212,037	$642,315	$640,255
Interest and dividends on investment securities:
Taxable	13,979	10,779	43,130	35,797
Exempt from federal income tax	2,125	2,181	6,604	6,599
Dividends	357	332	1,105	1,063
Interest on temporary investments and interest bearing deposits	934	1,090	2,815	2,222
Total interest income	240,716	226,419	695,969	685,936
INTEREST EXPENSE
Interest on deposits	12,052	8,999	32,341	25,952
Interest on securities sold under agreement to repurchase and federal funds purchased	81	32	432	100
Interest on term debt	3,491	3,558	10,663	11,592
Interest on junior subordinated debentures	4,628	3,938	13,266	11,500
Total interest expense	20,252	16,527	56,702	49,144
Net interest income	220,464	209,892	639,267	636,792
PROVISION FOR LOAN AND LEASE LOSSES	11,997	13,091	34,326	28,503
Net interest income after provision for loan and lease losses	208,467	196,801	604,941	608,289
NON-INTEREST INCOME
Service charges on deposits	15,849	15,762	46,056	45,945
Brokerage revenue	3,832	4,129	11,857	12,803
Residential mortgage banking revenue, net	33,430	47,206	94,158	99,415
(Loss) gain on investment securities, net	(6)	—	27	858
Gain on loan sales, net	7,969	1,285	13,033	9,296
Loss on junior subordinated debentures carried at fair value	(1,590)	(1,590)	(4,717)	(4,734)
BOLI income	2,041	2,116	6,199	6,407
Other income	13,877	11,802	40,133	31,330
Total non-interest income	75,402	80,710	206,746	201,320
NON-INTEREST EXPENSE
Salaries and employee benefits	108,732	105,341	323,766	319,424
Occupancy and equipment, net	37,648	38,181	113,276	114,326
Communications	4,549	5,107	14,512	15,966
Marketing	1,950	2,124	6,057	7,978
Services	9,578	9,983	32,269	32,183
FDIC assessments	4,405	4,109	12,939	11,523
Gain on other real estate owned, net	(99)	(14)	(474)	(82)
Intangible amortization	1,689	1,867	5,067	6,755
Merger related expenses	6,664	2,011	9,324	12,095
Goodwill impairment	—	—	—	142
Other expenses	13,238	12,478	38,353	33,377
Total non-interest expense	188,354	181,187	555,089	553,687
Income before provision for income taxes	95,515	96,324	256,598	255,922
Provision for income taxes	34,182	34,515	92,450	92,257
Net income	$61,333	$61,809	$164,148	$163,665

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$61,333	$61,809	$164,148	$163,665
Dividends and undistributed earnings allocated to participating securities	14	31	40	92
Net earnings available to common shareholders	$61,319	$61,778	$164,108	$163,573
Earnings per common share:
Basic	$0.28	$0.28	$0.75	$0.74
Diluted	$0.28	$0.28	$0.74	$0.74
Weighted average number of common shares outstanding:
Basic	220,215	220,291	220,270	220,313
Diluted	220,755	220,751	220,793	220,936

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$61,333	$61,809	$164,148	$163,665
Available for sale securities:
Unrealized gains (losses) arising during the period	4,118	(9,768)	22,581	32,228
Income tax (expense) benefit related to unrealized gains (losses)	(1,594)	3,780	(8,745)	(12,472)

Reclassification adjustment for net realized (gains) losses in earnings	6	—	(27)	(858)
Income tax (benefit) expense related to realized (gains) losses	(3)	—	10	332
Other comprehensive income (loss), net of tax	2,527	(5,988)	13,819	19,230
Comprehensive income	$63,860	$55,821	$177,967	$182,895

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2016	220,171,091	$3,520,591	$331,301	$(2,558)	$3,849,334
Net income			232,940		232,940
Other comprehensive loss, net of tax				(18,785)	(18,785)
Stock-based compensation		9,790			9,790
Stock repurchased and retired	(1,117,061)	(17,708)			(17,708)
Issuances of common stock under stock plans	1,123,000	2,626			2,626
Cash dividends on common stock ($0.64 per share)			(141,402)		(141,402)
Balance at December 31, 2016	220,177,030	$3,515,299	$422,839	$(21,343)	$3,916,795

BALANCE AT JANUARY 1, 2017	220,177,030	$3,515,299	$422,839	$(21,343)	$3,916,795
Net income			164,148		164,148
Other comprehensive income, net of tax				13,819	13,819
Stock-based compensation		6,688			6,688
Stock repurchased and retired	(340,849)	(5,977)			(5,977)
Issuances of common stock under stock plans	389,225	548			548
Cash dividends on common stock ($0.50 per share)			(110,761)		(110,761)
Balance at September 30, 2017	220,225,406	$3,516,558	$476,226	$(7,524)	$3,985,260

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$164,148	$163,665
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	22,526	16,401
Gain on sale of investment securities, net	(27)	(858)
Gain on sale of other real estate owned, net	(620)	(1,683)
Valuation adjustment on other real estate owned	146	1,601
Provision for loan and lease losses	34,326	28,503
Change in cash surrender value of bank owned life insurance	(6,272)	(6,483)
Depreciation, amortization and accretion	43,628	44,607
Loss on sale of premises and equipment	1,127	5,221
Additions to residential mortgage servicing rights carried at fair value	(23,486)	(25,020)
Change in fair value of residential mortgage servicing rights carried at fair value	25,234	42,391
Change in junior subordinated debentures carried at fair value	4,666	4,657
Stock-based compensation	6,688	7,523
Net increase in trading account assets	(955)	(1,280)
Gain on sale of loans, net	(103,665)	(136,949)
Change in loans held for sale carried at fair value	(7,210)	(13,555)
Origination of loans held for sale	(2,563,978)	(2,928,951)
Proceeds from sales of loans held for sale	2,631,668	3,133,551
Goodwill impairment	—	142
Change in other assets and liabilities:
Net decrease in other assets	21,390	9,336
Net (decrease) increase in other liabilities	(2,282)	44,314
Net cash provided by operating activities	247,052	387,133
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(783,430)	(443,094)
Proceeds from investment securities available for sale	437,007	461,342
Proceeds from investment securities held to maturity	392	389
Purchases of restricted equity securities	(243,171)	(600)
Redemption of restricted equity securities	243,190	12
Net change in loans and leases	(1,405,145)	(1,248,475)
Proceeds from sales of loans	218,944	429,997
Net change in premises and equipment	(14,131)	(22,573)
Proceeds from bank owned life insurance death benefits	373	814
Proceeds from sales of other real estate owned	5,825	13,608
Net cash used in investing activities	$(1,540,146)	$(808,580)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(in thousands)	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$831,811	$1,213,354
Net (decrease) increase in securities sold under agreements to repurchase	(31,406)	4,903
Proceeds from term debt borrowings	205,000	490,000
Repayment of term debt borrowings	(205,000)	(475,014)
Dividends paid on common stock	(105,748)	(105,824)
Proceeds from stock options exercised	548	1,098
Repurchase and retirement of common stock	(5,977)	(14,354)
Net cash provided by financing activities	689,228	1,114,163
Net (decrease) increase in cash and cash equivalents	(603,866)	692,716
Cash and cash equivalents, beginning of period	1,449,432	773,725
Cash and cash equivalents, end of period	$845,566	$1,466,441

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$58,191	$53,783
Income taxes	$25,668	$12,921
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$13,819	$19,230
Cash dividend declared on common stock and payable after period-end	$39,649	$35,250
Transfer of loans to loans held for sale	$—	$265,741
Change in GNMA mortgage loans recognized due to repurchase option	$1,445	$(11,857)
Transfer of loans to other real estate owned	$2,851	$5,409
Transfers from other real estate owned to loans due to internal financing	$78	$5,881

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

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to September 30, 2017 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform to current classifications.

Note 2 – Investment Securities

The following tables present the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$40,026	$—	$—	$40,026
Obligations of states and political subdivisions	291,908	6,775	(889)	297,794
Residential mortgage-backed securities and collateralized mortgage obligations	2,725,745	5,499	(23,689)	2,707,555
Investments in mutual funds and other equity securities	1,959	24	—	1,983
	$3,059,638	$12,298	$(24,578)	$3,047,358
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,905	$1,114	$—	$5,019
	$3,905	$1,114	$—	$5,019

(in thousands)	December 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$305,708	$5,526	$(3,537)	$307,697
Residential mortgage-backed securities and collateralized mortgage obligations	2,428,387	3,664	(40,498)	2,391,553
Investments in mutual funds and other equity securities	1,959	11	—	1,970
	$2,736,054	$9,201	$(44,035)	$2,701,220
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,216	$1,001	$—	$5,217
	$4,216	$1,001	$—	$5,217

Investment securities that were in an unrealized loss position as of September 30, 2017 and December 31, 2016 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

September 30, 2017
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$13,108	$147	$25,256	$742	$38,364	$889
Residential mortgage-backed securities and collateralized mortgage obligations	1,169,351	10,792	667,296	12,897	1,836,647	23,689
Total temporarily impaired securities	$1,182,459	$10,939	$692,552	$13,639	$1,875,011	$24,578

December 31, 2016
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$71,571	$3,065	$1,828	$472	$73,399	$3,537
Residential mortgage-backed securities and collateralized mortgage obligations	1,855,304	35,981	182,804	4,517	2,038,108	40,498
Total temporarily impaired securities	$1,926,875	$39,046	$184,632	$4,989	$2,111,507	$44,035

The unrealized losses on obligations of states and political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors the published credit ratings of these securities for material rating or outlook changes. As of September 30, 2017, 95% of these securities were rated A3/A- or higher by rating agencies. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at September 30, 2017 are issued or guaranteed by government sponsored enterprises. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will be settled at a price at least equal to the amortized cost of each investment.

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

The following table presents the maturities of investment securities at September 30, 2017:

(in thousands)	Available For Sale		Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
AMOUNTS MATURING IN:
Due within one year	$1,786	$1,791	$—	$—
Due after one year through five years	101,898	102,915	—	—
Due after five years through ten years	416,627	419,502	18	19
Due after ten years	2,537,368	2,521,167	3,887	5,000
Other investment securities	1,959	1,983	—	—
	$3,059,638	$3,047,358	$3,905	$5,019

The following tables present the gross realized gains and losses on the sale of securities available for sale for the three and nine months ended September 30, 2017 and 2016:

(in thousands)	Three Months Ended
	September 30, 2017		September 30, 2016
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$—	$6	$—	$—
	$—	$6	$—	$—

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Gains	Losses	Gains	Losses
Obligations of states and political subdivisions	$—	$9	$971	$—
Residential mortgage-backed securities and collateralized mortgage obligations	135	99	270	383
	$135	$108	$1,241	$383

The following table presents, as of September 30, 2017, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized	Fair
	Cost	Value
To the Federal Home Loan Bank to secure borrowings	$458	$467
To state and local governments to secure public deposits	926,917	927,182
Other securities pledged principally to secure repurchase agreements	426,540	423,854
Total pledged securities	$1,353,915	$1,351,503

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30,	December 31,
	2017	2016
Commercial real estate
Non-owner occupied term, net	$3,475,243	$3,330,442
Owner occupied term, net	2,467,995	2,599,055
Multifamily, net	2,993,203	2,858,956
Construction & development, net	521,666	463,625
Residential development, net	186,400	142,984
Commercial
Term, net	1,819,664	1,508,780
LOC & other, net	1,134,045	1,116,259
Leases and equipment finance, net	1,137,732	950,588
Residential
Mortgage, net	3,094,361	2,887,971
Home equity loans & lines, net	1,079,931	1,011,844
Consumer & other, net	767,522	638,159
Total loans and leases, net of deferred fees and costs	$18,677,762	$17,508,663

The loan balances are net of deferred fees and costs of $74.5 million and $67.7 million as of September 30, 2017 and December 31, 2016, respectively. Net loans also include discounts on acquired loans of $13.1 million and $41.3 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, loans totaling $10.7 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $276.5 million and $368.2 million at September 30, 2017 and December 31, 2016, respectively. The carrying balance of purchased impaired loans was $206.6 million and $280.4 million at September 30, 2017 and December 31, 2016, respectively.

The following tables present the changes in the accretable yield for purchased impaired loans for the three and nine months ended September 30, 2017 and 2016:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance, beginning of period	$82,306	$111,379	$95,579	$132,829
Accretion to interest income	(10,774)	(11,042)	(28,905)	(35,217)
Disposals	(2,721)	(4,209)	(10,270)	(15,470)
Reclassifications from non-accretable difference	6,189	4,931	18,596	18,917
Balance, end of period	$75,000	$101,059	$75,000	$101,059

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes the carrying value of loans and leases sold by major loan type during the three and nine months ended September 30, 2017 and 2016:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Commercial real estate
Non-owner occupied term, net	$3,596	$1,340	$7,519	$18,614
Owner occupied term, net	10,936	10,380	38,158	28,283
Multifamily, net	—	49	—	129,879
Commercial
Term, net	5,932	1,809	12,449	4,729
LOC & other, net	187	—	187	—
Leases and equipment finance, net	19,199	—	46,312	—
Residential
Mortgage, net	72,493	103,465	101,286	239,196
Total	$112,343	$117,043	$205,911	$420,701

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

Management believes that the ALLL was adequate as of September 30, 2017. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

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

Activity in the Allowance for Loan and Lease Losses

The following tables summarize activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the three and nine months ended September 30, 2017 and 2016:

(in thousands)	Three Months Ended September 30, 2017
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$47,414	$60,057	$18,051	$11,345	$136,867
Charge-offs	(503)	(10,504)	(128)	(2,087)	(13,222)
Recoveries	676	2,121	287	777	3,861
(Recapture) provision	(696)	9,900	755	2,038	11,997
Balance, end of period	$46,891	$61,574	$18,965	$12,073	$139,503

	Three Months Ended September 30, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$50,584	$52,355	$20,146	$7,957	$131,042
Charge-offs	(1,071)	(8,975)	(915)	(2,127)	(13,088)
Recoveries	628	1,186	137	696	2,647
(Recapture) provision	(2,839)	12,846	626	2,458	13,091
Balance, end of period	$47,302	$57,412	$19,994	$8,984	$133,692

(in thousands)	Nine Months Ended September 30, 2017
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$47,795	$58,840	$17,946	$9,403	$133,984
Charge-offs	(1,651)	(31,304)	(745)	(6,468)	(40,168)
Recoveries	2,533	5,662	597	2,569	11,361
(Recapture) provision	(1,786)	28,376	1,167	6,569	34,326
Balance, end of period	$46,891	$61,574	$18,965	$12,073	$139,503

	Nine Months Ended September 30, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Balance, beginning of period	$54,293	$47,487	$22,017	$6,525	$130,322
Charge-offs	(2,137)	(23,224)	(1,546)	(6,713)	(33,620)
Recoveries	1,348	3,633	661	2,845	8,487
(Recapture) provision	(6,202)	29,516	(1,138)	6,327	28,503
Balance, end of period	$47,302	$57,412	$19,994	$8,984	$133,692

The valuation allowance on purchased impaired loans was increased by provision expense, which includes amounts related to subsequent deterioration of purchased impaired loans of $96,000 for the nine months ended September 30, 2017, and $1.4 million for the nine months ended September 30, 2016. There was no provision expense that related to subsequent deterioration of purchased impaired loans recorded during the three months ended September 30, 2017 and 2016. The valuation allowance on purchased impaired loans was decreased by recaptured provision of $317,000 and $531,000 for the three and nine months ended September 30, 2017, respectively, and $55,000 and $902,000 for the three and nine months ended September 30, 2016, respectively.

The following tables present the allowance and recorded investment in loans and leases by portfolio segment as of September 30, 2017 and 2016:

(in thousands)	September 30, 2017
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$43,792	$60,809	$18,383	$12,045	$135,029
Individually evaluated for impairment	749	416	—	—	1,165
Loans acquired with deteriorated credit quality	2,350	349	582	28	3,309
Total	$46,891	$61,574	$18,965	$12,073	$139,503
Loans and leases:
Collectively evaluated for impairment	$9,440,129	$4,054,600	$4,136,418	$767,054	$18,398,201
Individually evaluated for impairment	40,832	32,125	—	—	72,957
Loans acquired with deteriorated credit quality	163,546	4,716	37,874	468	206,604
Total	$9,644,507	$4,091,441	$4,174,292	$767,522	$18,677,762

(in thousands)	September 30, 2016
	Commercial			Consumer
	Real Estate	Commercial	Residential	& Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$43,473	$55,735	$19,225	$8,913	$127,346
Individually evaluated for impairment	1,099	1,327	—	—	2,426
Loans acquired with deteriorated credit quality	2,730	350	769	71	3,920
Total	$47,302	$57,412	$19,994	$8,984	$133,692
Loans and leases:
Collectively evaluated for impairment	$9,051,925	$3,521,571	$3,830,060	$624,708	$17,028,264
Individually evaluated for impairment	39,737	22,736	—	—	62,473
Loans acquired with deteriorated credit quality	247,340	6,669	46,496	809	301,314
Total	$9,339,002	$3,550,976	$3,876,556	$625,517	$17,392,051

Summary of Reserve for Unfunded Commitments Activity

The following table presents a summary of activity in the RUC and unfunded commitments for the three and nine months ended September 30, 2017 and 2016:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance, beginning of period	$3,816	$3,531	$3,611	$3,574
Net charge to other expense	116	5	321	(38)
Balance, end of period	$3,932	$3,536	$3,932	$3,536

(in thousands)
Total
Unfunded loan and lease commitments:
September 30, 2017	$4,839,882
September 30, 2016	$4,118,259

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following tables summarize our non-accrual loans and leases and loans and leases past due, by loan and lease class, as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$258	$947	$599	$1,804	$3,500	$3,469,939	$3,475,243
Owner occupied term, net	2,087	2,397	1	4,485	6,780	2,456,730	2,467,995
Multifamily, net	—	325	—	325	366	2,992,512	2,993,203
Construction & development, net	—	—	—	—	1,091	520,575	521,666
Residential development, net	—	—	—	—	6,153	180,247	186,400
Commercial
Term, net	131	973	—	1,104	13,081	1,805,479	1,819,664
LOC & other, net	583	169	505	1,257	3,700	1,129,088	1,134,045
Leases and equipment finance, net	5,379	8,072	2,411	15,862	9,902	1,111,968	1,137,732
Residential
Mortgage, net (2)	—	5,024	35,532	40,556	—	3,053,805	3,094,361
Home equity loans & lines, net	1,235	1,309	2,023	4,567	—	1,075,364	1,079,931
Consumer & other, net	2,360	1,002	304	3,666	—	763,856	767,522
Total, net of deferred fees and costs	$12,033	$20,218	$41,375	$73,626	$44,573	$18,559,563	$18,677,762

(1) Other includes purchased credit impaired loans of $206.6 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $12.3 million at September 30, 2017.

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

Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans, which are also considered impaired loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral-dependent loans.  Therefore, the non-accrual loans as of September 30, 2017 have already been written down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

The following tables summarize our impaired loans by loan class as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$18,726	$2,143	$16,485	$319
Owner occupied term, net	10,617	4,216	6,039	284
Multifamily, net	3,998	366	3,519	141
Construction & development, net	1,091	1,091	—	—
Residential development, net	6,974	6,153	820	5
Commercial
Term, net	28,340	16,911	5,044	113
LOC & other, net	11,845	3,518	6,652	303
Total, net of deferred fees and costs	$81,591	$34,398	$38,559	$1,165

(in thousands)	December 31, 2016
	Unpaid	Recorded Investment
	Principal	Without	With	Related
	Balance	Allowance	Allowance	Allowance
Commercial real estate
Non-owner occupied term, net	$19,797	$278	$19,116	$524
Owner occupied term, net	8,467	1,768	6,445	131
Multifamily, net	4,015	476	3,520	123
Construction & development, net	1,091	—	1,091	9
Residential development, net	7,304	—	7,304	72
Commercial
Term, net	16,875	5,982	3,239	8
LOC & other, net	8,279	4,755	—	—
Total, net of deferred fees and costs	$65,828	$13,259	$40,715	$867

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2017 and 2016:

(in thousands)	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$18,706	$149	$18,544	$155
Owner occupied term, net	10,159	14	3,682	—
Multifamily, net	3,890	30	4,209	31
Construction & development, net	1,091	—	1,860	21
Residential development, net	7,096	13	7,671	77
Commercial
Term, net	19,269	88	17,884	67
LOC & other, net	7,560	5	4,536	20
Leases and equipment finance, net	137	—	—	—
Total, net of deferred fees and costs	$67,908	$299	$58,386	$371

(in thousands)	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Commercial real estate
Non-owner occupied term, net	$17,220	$447	$12,634	$350
Owner occupied term, net	9,556	141	7,950	86
Multifamily, net	3,914	91	3,792	91
Construction & development, net	1,201	22	1,412	61
Residential development, net	7,270	163	7,871	238
Commercial
Term, net	16,048	242	21,223	180
LOC & other, net	6,263	55	3,686	60
Leases and equipment finance, net	185	—	—	—
Total, net of deferred fees and costs	$61,657	$1,161	$58,568	$1,066

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

The following tables summarize our internal risk rating by loan and lease class for the loan and lease portfolio, including purchased credit impaired loans, as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,381,062	$40,560	$34,711	$282	$—	$18,628	$3,475,243
Owner occupied term, net	2,374,238	43,483	39,662	—	357	10,255	2,467,995
Multifamily, net	2,963,655	16,695	8,968	—	—	3,885	2,993,203
Construction & development, net	516,139	1,934	2,502	—	—	1,091	521,666
Residential development, net	178,239	—	1,188	—	—	6,973	186,400
Commercial
Term, net	1,773,745	9,176	14,700	85	3	21,955	1,819,664
LOC & other, net	1,082,301	10,005	31,293	276	—	10,170	1,134,045
Leases and equipment finance, net	1,111,968	5,379	8,072	11,148	1,165	—	1,137,732
Residential
Mortgage, net (2)	3,050,451	6,071	35,919	—	1,920	—	3,094,361
Home equity loans & lines, net	1,074,788	2,942	2,119	—	82	—	1,079,931
Consumer & other, net	763,815	3,367	302	—	38	—	767,522
Total, net of deferred fees and costs	$18,270,401	$139,612	$179,436	$11,791	$3,565	$72,957	$18,677,762

(1) The percentage of impaired loans classified as pass/watch, special mention, and substandard was 5.8%, 1.1% and 93.1%, respectively, as of September 30, 2017.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $12.3 million at September 30, 2017, which is included in the substandard category.

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

Troubled Debt Restructurings

At September 30, 2017 and December 31, 2016, impaired loans of $45.8 million and $40.7 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a newly restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were $1.9 million available commitments for troubled debt restructurings outstanding as of September 30, 2017 and none as of December 31, 2016.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$22,807	$7,244	$30,051
Commercial, net	16,439	11,654	28,093
Residential, net	6,567	—	6,567
Total, net of deferred fees and costs	$45,813	$18,898	$64,711

(in thousands)	December 31, 2016
	Accrual	Non-Accrual	Total
	Status	Status	Modifications
Commercial real estate, net	$30,563	$—	$30,563
Commercial, net	3,054	3,345	6,399
Residential, net	7,050	—	7,050
Total, net of deferred fees and costs	$40,667	$3,345	$44,012

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The following tables present newly restructured loans that occurred during the three and nine months ended September 30, 2017 and 2016:

(in thousands)	Three Months Ended September 30, 2017
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate, net	$—	$—	$—	$—	$5,086	$5,086
Commercial, net	—	—	—	—	9,053	9,053
Residential, net	—	187	—	—	—	187
Total, net of deferred fees and costs	$—	$187	$—	$—	$14,139	$14,326

	Three Months Ended September 30, 2016
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial, net	$—	$—	$—	$—	$1,009	$1,009
Residential, net	—	—	—	—	2,117	2,117
Total, net of deferred fees and costs	$—	$—	$—	$—	$3,126	$3,126

	Nine Months Ended September 30, 2017
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate, net	$—	$—	$—	$—	$5,086	$5,086
Commercial, net	—	—	—	—	21,846	21,846
Residential, net	—	187	—	—	1,134	1,321
Total, net of deferred fees and costs	$—	$187	$—	$—	$28,066	$28,253

(in thousands)	Nine Months Ended September 30, 2016
	Rate	Term	Interest Only	Payment	Combination	Total
	Modifications	Modifications	Modifications	Modifications	Modifications	Modifications
Commercial real estate, net	$—	$—	$—	$—	$5,659	$5,659
Commercial, net	—	—	—	—	4,405	4,405
Residential, net	—	—	—	—	2,845	2,845
Consumer & other, net	—	—	—	—	77	77
Total, net of deferred fees and costs	$—	$—	$—	$—	$12,986	$12,986

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification. There were $118,000 in financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the nine months ended September 30, 2017 and $77,000 and $304,000 for the three and nine months ended September 30, 2016. There were no payment defaults in the three months ended September 30, 2017.

Note 5–Goodwill and Other Intangible Assets

Goodwill totaled $1.8 billion as of September 30, 2017 and December 31, 2016, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or circumstances since the December 31, 2016 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The following table summarizes the changes in the Company's other intangible assets for the year ended December 31, 2016, and the nine months ended September 30, 2017.

(in thousands)	Other Intangible Assets
	Gross	Accumulated Amortization	Net
Balance, December 31, 2015	$113,471	$(67,963)	$45,508
Amortization	—	(8,622)	(8,622)
Balance, December 31, 2016	113,471	(76,585)	36,886
Amortization	—	(5,067)	(5,067)
Balance, September 30, 2017	$113,471	$(81,652)	$31,819

Core deposit intangible asset's values were determined by an analysis of the cost differential between the core deposits inclusive of estimated servicing costs and alternative funding sources for core deposits acquired through acquisitions. The core deposit intangible assets are amortized on an accelerated basis over a period of approximately 10 years.

The table below presents the forecasted amortization expense for other intangible assets acquired in all mergers:

(in thousands)
Year	Expected Amortization
Remainder of 2017	$1,689
2018	6,166
2019	5,618
2020	4,986
2021	4,520
Thereafter	8,840
$31,819

Note 6 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR"), which are carried at fair value, for the three and nine months ended September 30, 2017 and 2016:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance, beginning of period	$141,832	$112,095	$142,973	$131,817
Additions for new MSR capitalized	8,626	10,177	23,486	25,020
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(4,861)	(5,386)	(13,040)	(22,473)
Other (2)	(4,372)	(2,440)	(12,194)	(19,918)
Balance, end of period	$141,225	$114,446	$141,225	$114,446

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of September 30, 2017 and December 31, 2016 is as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016
Balance of loans serviced for others	$15,007,942	$14,327,368
MSR as a percentage of serviced loans	0.94%	1.00%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $9.9 million and $29.6 million for the three and nine months ended September 30, 2017, respectively, as compared to $9.4 million and $25.7 million for the three and nine months ended September 30, 2016, respectively.

Key assumptions used in measuring the fair value of the MSR as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Constant prepayment rate	13.20%	11.43%
Discount rate	9.70%	9.69%
Weighted average life (years)	5.9	6.6

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of September 30, 2017 and December 31, 2016 is as follows:

(in thousands)	September 30, 2017	December 31, 2016
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(6,101)	$(6,075)
Effect on fair value of a 20% adverse change	$(11,711)	$(11,720)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(5,116)	$(5,817)
Effect on fair value of a 200 basis point adverse change	$(9,868)	$(11,118)

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

Note 7 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of September 30, 2017:

(dollars in thousands)		Issued	Carrying		Effective
Trust Name	Issue Date	Amount	Value (1)	Rate (2)	Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$16,015	Floating rate, LIBOR plus 3.35%, adjusted quarterly	6.00%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	24,172	Floating rate, LIBOR plus 3.45%, adjusted quarterly	6.10%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	7,641	Floating rate, LIBOR plus 2.85%, adjusted quarterly	5.60%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	7,585	Floating rate, LIBOR plus 2.85%, adjusted quarterly	5.67%	March 2034
Umpqua Master Trust I	August 2007	41,238	25,650	Floating rate, LIBOR plus 1.35%, adjusted quarterly	4.29%	September 2037
Umpqua Master Trust IB	September 2007	20,619	14,593	Floating rate, LIBOR plus 2.75%, adjusted quarterly	5.75%	December 2037
Sterling Capital Trust III	April 2003	14,433	11,664	Floating rate, LIBOR plus 3.25%, adjusted quarterly	5.64%	April 2033
Sterling Capital Trust IV	May 2003	10,310	8,245	Floating rate, LIBOR plus 3.15%, adjusted quarterly	5.58%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	16,500	Floating rate, LIBOR plus 3.25%, adjusted quarterly	5.72%	June 2033
Sterling Capital Trust VI	June 2003	10,310	8,208	Floating rate, LIBOR plus 3.20%, adjusted quarterly	5.68%	September 2033
Sterling Capital Trust VII	June 2006	56,702	36,457	Floating rate, LIBOR plus 1.53%, adjusted quarterly	4.42%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	33,384	Floating rate, LIBOR plus 1.63%, adjusted quarterly	4.55%	December 2036
Sterling Capital Trust IX	July 2007	46,392	29,095	Floating rate, LIBOR plus 1.40%, adjusted quarterly	4.30%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	7,362	Floating rate, LIBOR plus 3.15%, adjusted quarterly	5.65%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	6,937	Floating rate, LIBOR plus 1.80%, adjusted quarterly	4.64%	June 2035
Klamath First Capital Trust I	July 2001	15,464	13,367	Floating rate, LIBOR plus 3.75%, adjusted semiannually	6.02%	July 2031
		$379,390	$266,875
AT AMORTIZED COST:
HB Capital Trust I	March 2000	$5,310	$6,008	10.875%	8.68%	March 2030
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,673	10.200%	8.58%	February 2031
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,070	Floating rate, LIBOR plus 3.60%, adjusted quarterly	4.10%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	29,856	Floating rate, LIBOR plus 2.95%, adjusted quarterly	3.55%	September 2033
CIB Capital Trust	November 2002	10,310	10,967	Floating rate, LIBOR plus 3.45%, adjusted quarterly	4.08%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	4.89%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	4.92%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	4.20%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	4.20%	September 2033
		96,037	100,690
	Total	$475,427	$367,565

(1)
Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of September 30, 2017.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $14.3 million at September 30, 2017 and December 31, 2016. As of September 30, 2017, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

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

Absent changes to the significant inputs utilized in the discounted cash flow model used to measure the fair value of these instruments, the discounts will reverse over time in a manner similar to the effective interest rate method as if these instruments were accounted for under the amortized cost method. Losses recorded resulting from the change in the fair value of these instruments was $1.6 million and $4.7 million for the three and nine months ended September 30, 2017, respectively, and $1.6 million and $4.7 million for the three and nine months ended September 30, 2016, respectively.

Note 8 – Commitments and Contingencies

Lease Commitments — As of September 30, 2017, the Bank leased 237 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and nine months ended September 30, 2017 was $9.7 million and $28.9 million, respectively, and for the three and nine months ended September 30, 2016 was $9.8 million and $29.0 million, respectively. Rent expense was partially offset by rent income of $529,000 and $1.5 million for the three and nine months ended September 30, 2017, respectively, and $508,000 and $1.5 million for the three and nine months ended September 30, 2016, respectively.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of September 30, 2017
Commitments to extend credit	$4,768,577
Forward sales commitments	$625,308
Commitments to originate residential mortgage loans held for sale	$405,786
Standby letters of credit	$71,305

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. There were no financial guarantees that the Bank was required to perform on during the three and nine months ended September 30, 2017 and September 30, 2016. At September 30, 2017, approximately $51.5 million of standby letters of credit expire within one year, and $19.8 million expire thereafter. Upon issuance, the Bank recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. The Bank recorded approximately $218,000 and $682,000 in fees associated with standby letters of credit during the three and nine months ended September 30, 2017, respectively, compared to $235,000 and $608,000 for the three and nine months ended September 30, 2016, respectively.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of September 30, 2017, the Company had a residential mortgage loan repurchase reserve liability of $1.2 million. For loans sold to GNMA, the Bank has a unilateral right, but not the obligation, to repurchase loans that are past due 90 days or more. As of September 30, 2017, the Bank has recorded a liability for the loans subject to this repurchase right of $12.3 million, and has recorded these loans as part of the loan portfolio as if we had repurchased these loans.

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

Contingencies—In October 2017, the Company announced a plan to consolidate approximately 30 store locations to be completed by the end of the first quarter of 2018.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Bank's loan and lease portfolio at September 30, 2017 and 76% at December 31, 2016.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2017 and 2016.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2017, the Bank had commitments to originate mortgage loans held for sale totaling $405.8 million and forward sales commitments of $625.3 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of September 30, 2017, the Bank had 613 interest rate swaps with an aggregate notional amount of $2.8 billion related to this program.  As of December 31, 2016, the Bank had 516 interest rate swaps with an aggregate notional amount of $2.3 billion related to this program.

As of September 30, 2017 and December 31, 2016, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.4 million and $34.9 million, respectively.  The Bank has collateral posting requirements for initial margin with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $32.0 million and $50.3 million as of September 30, 2017 and December 31, 2016, respectively.

Effective in the first quarter of 2017, the Chicago Mercantile Exchange and London Clearing House amended their respective rulebooks to legally characterize variation margin payments, for derivative contracts that are referred to as settled-to-market (STM), as settlements of the derivative’s mark-to-market exposure and not collateral. Based on these changes, Umpqua has treated the variation margin as a settlement, which has resulted in a decrease in our cash collateral, and a corresponding decrease in our derivative asset and liability. As of September 30, 2017, the variation margin was $32.7 million. The change was applied prospectively so prior period balances have not been adjusted.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of September 30, 2017 and December 31, 2016, the net CVA decreased the settlement values of the Bank's net derivative assets by $1.9 million and $241,000, respectively.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of September 30, 2017 and December 31, 2016:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated	September 30,	December 31,	September 30,	December 31,
as hedging instrument	2017	2016	2017	2016
Interest rate lock commitments	$4,781	$4,076	$—	$—
Interest rate forward sales commitments	964	8,054	807	1,318
Interest rate swaps	35,320	34,701	4,394	34,871
Foreign currency derivatives	670	670	610	874
Total	$41,735	$47,501	$5,811	$37,063

The following table summarizes the types of derivatives and the gains (losses) recorded during the three and nine months ended September 30, 2017 and 2016:

(in thousands)	Three Months Ended		Nine Months Ended
Derivatives not designated	September 30,		September 30,
as hedging instrument	2017	2016	2017	2016
Interest rate lock commitments	$36	$(451)	$706	$6,947
Interest rate forward sales commitments	(4,337)	(5,865)	(10,942)	(26,885)
Interest rate swaps	(153)	182	(1,636)	(3,104)
Foreign currency derivatives	387	307	1,152	900
Total	$(4,067)	$(5,827)	$(10,720)	$(22,142)

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income.

The following table summarizes the derivatives that have a right of offset as of September 30, 2017 and December 31, 2016:

(in thousands)				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
September 30, 2017
Derivative Assets
Interest rate swaps	$35,320	$—	$35,320	$(4,394)	$—	$30,926
Foreign currency derivatives	670	—	670	—	—	670
Derivative Liabilities
Interest rate swaps	$4,394	$—	$4,394	$(4,394)	$—	$—
Foreign currency derivatives	610	—	610	—	—	610

December 31, 2016
Derivative Assets
Interest rate swaps	$34,701	$—	$34,701	$(11,225)	$—	$23,476
Foreign currency derivatives	670	—	670	—	—	670
Derivative Liabilities
Interest rate swaps	$34,871	$—	$34,871	$(11,225)	$(23,646)	$—
Foreign currency derivatives	874	—	874	—	—	874

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

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units in Company stock granted to employees and included in salaries and employee benefits was $2.2 million and $5.9 million, respectively, for the three and nine months ended September 30, 2017, as compared to $2.0 million and $6.7 million, respectively, for the three and nine months ended September 30, 2016. The total income tax benefit recognized related to stock-based compensation was $834,000 and $2.3 million, respectively, for the three and nine months ended September 30, 2017, as compared to $774,000 and $2.6 million, respectively, for the three and nine months ended September 30, 2016.

The following table summarizes information about stock option activity for the nine months ended September 30, 2017:

(in thousands, except per share data)	Nine Months Ended September 30, 2017
			Weighted-Avg
	Options	Weighted-Avg	Remaining Contractual	Aggregate
	Outstanding	Exercise Price	Term (Years)	Intrinsic Value
Balance, beginning of period	219	$15.74
Granted/assumed	—	$—
Exercised	(42)	$13.20
Forfeited/expired	(50)	$26.12
Balance, end of period	127	$12.48	2.62	$894
Options exercisable, end of period	123	$12.50	2.54	$864

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options exercised during the three and nine months ended September 30, 2017 was $52,000 and $193,000, respectively, as compared to the three and nine months ended September 30, 2016 of $81,000 and $259,000, respectively.

During the three and nine months ended September 30, 2017, the amount of cash received from the exercise of stock options was $85,000 and $354,000, respectively, as compared to the three and nine months ended September 30, 2016 of $365,000 and $432,000, respectively. Total consideration was $85,000 and $548,000, respectively, for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 of $322,000 and $1.1 million, respectively.

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the nine months ended September 30, 2017:

(in thousands, except per share data)	Nine Months Ended September 30, 2017
	Restricted	Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	1,096	$15.61
Granted	611	$18.15
Vested/released	(297)	$16.25
Forfeited/expired	(79)	$16.68
Balance, end of period	1,331	$16.57

The total fair value of restricted shares vested and released during the three and nine months ended September 30, 2017 was $193,000 and $5.4 million, respectively, as compared to the three and nine months ended September 30, 2016 of $331,000 and $11.6 million, respectively.

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

The following table summarizes information about nonvested restricted stock unit activity for the nine months ended September 30, 2017:

(in thousands, except per share data)	Nine Months Ended September 30, 2017
	Restricted	Weighted
	Stock Units	Average Grant
	Outstanding	Date Fair Value
Balance, beginning of period	78	$18.58
Assumed	—	$—
Released	(50)	$18.58
Forfeited/expired	(4)	$18.58
Balance, end of period	24	$18.58

The total fair value of restricted stock units vested and released during the three and nine months ended September 30, 2017 was $80,000 and $891,000, respectively, as compared to the three and nine months ended September 30, 2016 of $65,000 and $2.2 million, respectively.

As of September 30, 2017, there was $3,000 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 0.21 years.  As of September 30, 2017, there was $10.7 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.54 years, assuming expected performance conditions are met for certain awards. As of September 30, 2017, there was $504,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 0.49 years.

For the three and nine months ended September 30, 2017, the Company received income tax benefits of $126,000 and $2.5 million, respectively, as compared to the three and nine months ended September 30, 2016 of $185,000 and $5.4 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. The tax deficiency or benefit is recorded as income tax expense or benefit in the period the shares are vested.

Note 11 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states and in Canada. As of September 30, 2017, the Company has a net deferred tax liability of $51.4 million, which is net of certain deferred tax assets. The Company has a deferred tax asset of $3.3 million for state net operating loss ("NOL") carry-forwards. The Company believes that it is more likely than not that the benefit from the state NOL and tax credit carry-forwards will not be realized and therefore has provided a valuation allowance of $1.1 million against the deferred tax assets relating to these NOL and tax credit carry-forwards.

The Company had gross unrecognized tax benefits of $3.1 million as of September 30, 2017.  If recognized, the unrecognized tax benefit would reduce the 2017 annual effective tax rate by 0.6%. During the three and nine months ended September 30, 2017, the Company reversed $29,000 and $2,000, respectively, of interest relating to its liability for unrecognized tax benefits.  Interest on unrecognized tax benefits is reported by the Company as a component of tax expense.  As of September 30, 2017, the accrued interest related to unrecognized tax benefits was $352,000.

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

The following is a computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016:

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NUMERATORS:
Net income	$61,333	$61,809	$164,148	$163,665
Less:
Dividends and undistributed earnings allocated to participating securities (1)	14	31	40	92
Net earnings available to common shareholders	$61,319	$61,778	$164,108	$163,573
DENOMINATORS:
Weighted average number of common shares outstanding - basic	220,215	220,291	220,270	220,313
Effect of potentially dilutive common shares (2)	540	460	523	623
Weighted average number of common shares outstanding - diluted	220,755	220,751	220,793	220,936
EARNINGS PER COMMON SHARE:
Basic	$0.28	$0.28	$0.75	$0.74
Diluted	$0.28	$0.28	$0.74	$0.74

(1)	Represents dividends paid and undistributed earnings allocated to certain nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and nine months ended September 30, 2017 and 2016.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	—	50	12	104

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Three Months Ended September 30, 2017
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$110,499	$5,609	$72,529	$10,191	$21,636	$220,464
Provision (recapture) for loan and lease losses	9,166	107	1,999	855	(130)	11,997
Non-interest income	12,703	4,462	16,038	38,855	3,344	75,402
Non-interest expense	53,830	8,723	69,159	37,454	19,188	188,354
Income before income taxes	60,206	1,241	17,409	10,737	5,922	95,515
Provision for income taxes	22,276	459	6,443	3,973	1,031	34,182
Net income	$37,930	$782	$10,966	$6,764	$4,891	$61,333

(in thousands)	Nine Months Ended September 30, 2017
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$320,561	$16,251	$208,482	$29,461	$64,512	$639,267
Provision (recapture) for loan and lease losses	26,059	482	6,667	1,142	(24)	34,326
Non-interest income	40,163	13,689	46,539	100,372	5,983	206,746
Non-interest expense	160,040	25,570	215,534	110,634	43,311	555,089
Income before income taxes	174,625	3,888	32,820	18,057	27,208	256,598
Provision for income taxes	64,611	1,438	12,144	6,681	7,576	92,450
Net income	$110,014	$2,450	$20,676	$11,376	$19,632	$164,148

(in thousands)	Three Months Ended September 30, 2016
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$105,827	$5,442	$63,568	$11,177	$23,878	$209,892
Provision for loan and lease losses	9,054	234	2,732	829	242	13,091
Non-interest income	9,478	4,800	16,301	48,292	1,839	80,710
Non-interest expense	50,237	8,760	71,169	40,688	10,333	181,187
Income before income taxes	56,014	1,248	5,968	17,952	15,142	96,324
Provision for income taxes	20,725	462	2,208	6,642	4,478	34,515
Net income	$35,289	$786	$3,760	$11,310	$10,664	$61,809

(in thousands)	Nine Months Ended September 30, 2016
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$313,832	$16,010	$187,168	$30,369	$89,413	$636,792
Provision (recapture) for loan and lease losses	21,830	602	6,310	(1,669)	1,430	28,503
Non-interest income	29,748	14,519	46,932	104,980	5,141	201,320
Non-interest expense	149,737	27,060	220,804	116,596	39,490	553,687
Income before income taxes	172,013	2,867	6,986	20,422	53,634	255,922
Provision for income taxes	63,645	1,061	2,585	7,556	17,410	92,257
Net income	$108,368	$1,806	$4,401	$12,866	$36,224	$163,665

(in thousands)	September 30, 2017
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$13,594,329	$456,114	$2,060,076	$3,436,392	$6,148,752	$25,695,663
Total loans and leases	$13,414,523	$441,727	$1,977,641	$2,855,875	$(12,004)	$18,677,762
Total deposits	$3,737,068	$1,023,661	$12,471,328	$332,686	$2,287,167	$19,851,910

(in thousands)	December 31, 2016
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$12,829,249	$437,058	$1,893,433	$3,243,600	$6,409,779	$24,813,119
Total loans and leases	$12,640,383	$415,737	$1,806,554	$2,685,181	$(39,192)	$17,508,663
Total deposits	$3,288,837	$1,011,454	$12,032,906	$229,358	$2,458,430	$19,020,985

Note 14 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of September 30, 2017 and December 31, 2016, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)		September 30, 2017		December 31, 2016
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$845,566	$845,566	$1,449,432	$1,449,432
Trading securities	1,2	11,919	11,919	10,964	10,964
Investment securities available for sale	2	3,047,358	3,047,358	2,701,220	2,701,220
Investment securities held to maturity	3	3,905	5,019	4,216	5,217
Loans held for sale	2	417,470	417,470	387,318	387,318
Loans and leases, net	3	18,538,259	18,492,760	17,374,679	17,385,156
Restricted equity securities	1	45,509	45,509	45,528	45,528
Residential mortgage servicing rights	3	141,225	141,225	142,973	142,973
Bank owned life insurance assets	1	305,572	305,572	299,673	299,673
Derivatives	2,3	41,735	41,735	47,501	47,501
Visa Class B common stock	3	—	79,728	—	59,107
FINANCIAL LIABILITIES:
Deposits	1,2	$19,851,910	$19,846,636	$19,020,985	$19,016,330
Securities sold under agreements to repurchase	2	321,542	321,542	352,948	352,948
Term debt	2	852,306	846,390	852,397	844,377
Junior subordinated debentures, at fair value	3	266,875	266,875	262,209	262,209
Junior subordinated debentures, at amortized cost	3	100,690	79,013	100,931	77,640
Derivatives	2	5,811	5,811	37,063	37,063

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$268	$—	$268	$—
Equity securities	11,651	11,651	—	—
Investment securities available for sale
U.S. Treasury and agencies	40,026	—	40,026	—
Obligations of states and political subdivisions	297,794	—	297,794	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,707,555	—	2,707,555	—
Investments in mutual funds and other equity securities	1,983	—	1,983	—
Loans held for sale, at fair value	417,470	—	417,470	—
Residential mortgage servicing rights, at fair value	141,225	—	—	141,225
Derivatives
Interest rate lock commitments	4,781	—	—	4,781
Interest rate forward sales commitments	964	—	964	—
Interest rate swaps	35,320	—	35,320	—
Foreign currency derivative	670	—	670	—
Total assets measured at fair value	$3,659,707	$11,651	$3,502,050	$146,006
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$266,875	$—	$—	$266,875
Derivatives
Interest rate forward sales commitments	807	—	807	—
Interest rate swaps	4,394	—	4,394	—
Foreign currency derivative	610	—	610	—
Total liabilities measured at fair value	$272,686	$—	$5,811	$266,875

(in thousands)	December 31, 2016
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$662	$—	$662	$—
Equity securities	10,302	10,302	—	—
Investment securities available for sale
Obligations of states and political subdivisions	307,697	—	307,697	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,391,553	—	2,391,553	—
Investments in mutual funds and other equity securities	1,970	—	1,970	—
Loans held for sale, at fair value	387,318	—	387,318	—
Residential mortgage servicing rights, at fair value	142,973	—	—	142,973
Derivatives
Interest rate lock commitments	4,076	—	—	4,076
Interest rate forward sales commitments	8,054	—	8,054	—
Interest rate swaps	34,701	—	34,701	—
Foreign currency derivative	670	—	670	—
Total assets measured at fair value	$3,289,976	$10,302	$3,132,625	$147,049
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$262,209	$—	$—	$262,209
Derivatives
Interest rate forward sales commitments	1,318	—	1,318	—
Interest rate swaps	34,871	—	34,871	—
Foreign currency derivative	874	—	874	—
Total liabilities measured at fair value	$299,272	$—	$37,063	$262,209

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2017, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2017:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	13.20%
		Discount Rate	9.70%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	86.48%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	5.26%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of September 30, 2017, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or the forward swap interest rate curve will result in positive fair value adjustments (and decrease the fair value measurement). Conversely, a decrease in the credit risk adjusted spread and/or the forward swap interest rate curve will result in negative fair value adjustments (and increase the fair value measurement).

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2017 and 2016:

(in thousands)
Three Months Ended September 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2017
Residential mortgage servicing rights	$141,832	$(9,233)	$8,626	$—	$141,225	$(4,730)
Interest rate lock commitment, net	4,746	884	10,028	(10,877)	4,781	4,781
Junior subordinated debentures, at fair value	265,423	5,043	—	(3,591)	266,875	5,043

2016
Residential mortgage servicing rights	$112,095	$(7,826)	$10,177	$—	$114,446	$(3,424)
Interest rate lock commitment, net	11,028	1,585	19,503	(21,539)	10,577	10,577
Junior subordinated debentures, at fair value	258,660	4,486	—	(3,032)	260,114	4,486

(in thousands)
Nine Months Ended September 30,	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2017
Residential mortgage servicing rights	$142,973	$(25,234)	$23,486	$—	$141,225	$(12,954)
Interest rate lock commitment, net	4,076	2,261	31,992	(33,548)	4,781	4,781
Junior subordinated debentures, at fair value	262,209	14,595	—	(9,929)	266,875	14,595

2016
Residential mortgage servicing rights	$131,817	$(42,391)	$25,020	$—	$114,446	$(35,386)
Interest rate lock commitment, net	3,631	5,306	50,785	(49,145)	10,577	10,577
Junior subordinated debentures, at fair value	255,457	13,160	—	(8,503)	260,114	13,160

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

(in thousands)	September 30, 2017
	Total	Level 1	Level 2	Level 3
Loans and leases	$58,976	$—	$—	$58,976
Other real estate owned	68	—	—	68
	$59,044	$—	$—	$59,044

(in thousands)	December 31, 2016
	Total	Level 1	Level 2	Level 3
Loans and leases	$25,753	$—	$—	$25,753
Other real estate owned	2,612	—	—	2,612
	$28,365	$—	$—	$28,365

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2017 and 2016:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Loans and leases	$11,138	$6,472	$34,294	$19,642
Other real estate owned	39	139	146	1,601
Total loss from nonrecurring measurements	$11,177	$6,611	$34,440	$21,243

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017			December 31, 2016
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$417,470	$401,915	$15,555	$387,318	$378,974	$8,344

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2017, the Company recorded a net increase in fair value of $136,000 and $7.2 million, respectively. For the three and nine months ended September 30, 2016, the Company recorded a net decrease in fair value of $254,000 and a net increase of $13.6 million, respectively.

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

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends" and "forecast," and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds; our securities portfolio; loan sales; adequacy of our allowance for loan and lease losses and reserve for unfunded commitments; provision for loan and lease losses; impaired loans and future losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; litigation; Pivotus Ventures, Inc.; junior subordinated debentures; and the effect of accounting pronouncements. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:

•	our ability to attract new deposits and loans and leases and to retain deposits during store consolidations;

•	demand for financial services in our market areas;

•	competitive market pricing factors;

•	our ability to effectively develop and implement new technology;

•	deterioration in economic conditions that could result in increased loan and lease losses, especially those risks associated with concentrations in real estate related loans;

•	market interest rate volatility;

•	compression of our net interest margin;

•	stability of funding sources and continued availability of borrowings;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could increase expenses or restrict growth;

•	our ability to recruit and retain key management and staff;

•	availability of, and competition for, acquisition opportunities;

•	risks associated with merger and acquisition integration;

•	significant decline in the market value of the Company that could result in an impairment of goodwill;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on the Bank's ability to pay dividends to the Company;

•
financial services reform, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation and implementing regulations on the Company's business operations, including our compliance costs, interest expense, and revenue;

•	a breach or failure of our operational or security systems, or those of our third-party vendors, including as a result of cyber attacks; and

•	competition, including from financial technology companies.
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

Umpqua Investments is a registered broker-dealer and registered investment advisor with offices in Oregon, Washington, and California, and also offers products and services through Umpqua Bank stores. The firm is one of the oldest investment companies in the Northwest. Umpqua Investments offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, and money market instruments), mutual funds, options, retirement planning, advisory account services, goals based planning, insurance and annuities.

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

Executive Overview

Significant items for the three and nine months ended September 30, 2017 were as follows:

Financial Performance

•
Net earnings available to common shareholders per diluted common share were $0.28 and $0.74 for the three and nine months ended September 30, 2017, respectively, compared to $0.28 and $0.74 for the three and nine months ended September 30, 2016, respectively.

•
Net interest margin, on a tax equivalent basis, was 3.94% and 3.91% for the three and nine months ended September 30, 2017, respectively, as compared to 3.95% and 4.12% for the three and nine months ended September 30, 2016, respectively.  The decrease in net interest margin for the three and nine months ended September 30, 2017, compared to the same periods in the prior year, reflects lower average yields on the loan and lease portfolio, as well as an increase in the cost of interest-bearing liabilities.

•
Residential mortgage banking revenue was $33.4 million and $94.2 million for the three and nine months ended September 30, 2017, respectively, as compared to $47.2 million and $99.4 million for the three and nine months ended September 30, 2016, respectively.  The decrease for the three month period was primarily driven by a decline in mortgage originations, along with a lower gain on sale margin, which decreased to 3.68% for the three months ended September 30, 2017, compared to 4.08% in the same period of the prior year. The decrease is also partially due to higher negative fair value adjustment of $9.2 million for the three months ended September 30, 2017, as compared to the negative fair value adjustment of $7.8 million for the three months ended September 30, 2016. The decrease for the nine month period was primarily driven by a 12% decrease in origination volume, as well as a decrease in the gain on sale margin to 3.50% for the nine months ended September 30, 2017, compared to 3.96% in the same period of the prior year. This was partially offset by a lower negative fair value adjustment of $25.2 million on the MSR asset relative to the negative fair value adjustment of $42.4 million for the nine months ended September 30, 2016.

•
Total gross loans and leases were $18.7 billion as of September 30, 2017, an increase of $1.2 billion, as compared to December 31, 2016.  The increase reflects balanced growth across the Company's commercial term, leases and equipment finance, commercial real-estate, and consumer loan portfolios.

•
Total deposits were $19.9 billion as of September 30, 2017, an increase of $830.9 million, compared to December 31, 2016.  This increase was primarily attributable to growth in demand, savings, and time deposits.

•	Total consolidated assets were $25.7 billion as of September 30, 2017, compared to $24.8 billion at December 31, 2016.

Credit Quality

•
Non-performing assets increased to $77.8 million, or 0.30% of total assets, as of September 30, 2017, as compared to $62.9 million, or 0.25% of total assets, as of December 31, 2016.  Non-performing loans were $73.6 million, or 0.39% of total loans, as of September 30, 2017, as compared to $56.1 million, or 0.32% of total loans, as of December 31, 2016. This increase reflects two larger loans which moved to non-accrual status during the quarter.

•
The provision for loan and lease losses was $12.0 million and $34.3 million for the three and nine months ended September 30, 2017, respectively, as compared to the $13.1 million and $28.5 million, respectively, recognized for the three and nine months ended September 30, 2016. The decrease for the three months ended September 30, 2017, compared to the same period of the prior year was primarily attributable to a decrease in net charge-off during the quarter, which were $9.4 million for the three months ended September 30, 2017, or 0.20% of average loans and leases (annualized), as compared to net charge-offs of $10.4 million, or 0.24% of average loans and leases (annualized), for the three months ended September 30, 2016. The increase for the nine months ended September 30, 2017, compared to the same period of the prior year was primarily attributable to strong growth in the loan portfolio, as well as an increase in net charge-offs. Net charge-offs were $28.8 million for the nine months ended September 30, 2017, or 0.21% of average loans and leases (annualized), as compared to net charge-offs of $25.1 million, or 0.20% of average loans and leases (annualized), for the nine months ended September 30, 2016.

Capital and Growth Initiatives

•
The Company's total risk based capital was 14.2% and its Tier 1 common to risk weighted assets ratio was 11.1% as of September 30, 2017. As of December 31, 2016, the Company's total risk based capital ratio was 14.7% and its Tier 1 common to risk weighted assets ratio was 11.5%.

•	Cash dividends declared in the third quarter of 2017 were $0.18 per common share, an increase of 12.5% from the comparable period of the prior year's cash dividend of $0.16 per common share.

•
Umpqua introduced "Next-Gen," an initiative to modernize and evolve the Bank. At the center of Next-Gen is a new strategy we are calling human-digital banking, which uses technology to build on Umpqua's customer-centric brand and culture and to differentiate Umpqua in the marketplace with a new competitive advantage. Through Next-Gen, we will activate our mission, providing personalized banking for all anytime, anywhere.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of September 30, 2017, there was no unallocated allowance amount.

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

Management believes that the ALLL was adequate as of September 30, 2017. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. A substantial percentage of our loan portfolio is secured by real estate, as a result a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09. Multiple ASUs and interpretative guidance have been issued in connection with ASU 2014-09. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is working through their process to implement this new standard. The Company has reviewed all revenue sources to determine the sources that are in scope for this guidance. As a bank, key revenue sources, such as interest income have been identified as out of scope of this new guidance. The Company's overall assessment of key in-scope revenue sources include service charges on deposits, credit card and payment processing fees, and brokerage revenues. The guidance is not expected to have a significant impact on the Company's financial statements. The Company plans to adopt the guidance on January 1, 2018, utilizing the modified retrospective approach.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. While the Company continues to assess the potential impacts of this ASU, we do not expect adoption to have a material impact on the Company's consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is intended to improve and simplify accounting rules for hedge accounting by better aligning a company’s financial reporting for hedging activities with the economic objectives of those activities. The standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. The ASU takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

Results of Operations

Overview

For the three and nine months ended September 30, 2017, net earnings available to common shareholders were $61.3 million, or $0.28 per diluted common share and $164.1 million, or $0.74 per diluted common share, respectively, as compared to net earnings available to common shareholders of $61.8 million, or $0.28 per diluted common share and $163.6 million, or $0.74 per diluted common share, for the three and nine months ended September 30, 2016, respectively. The decrease in net earnings for the three months ended September 30, 2017 compared to the same period of the prior year was principally attributable to an increase in non-interest expense, driven by higher merger-related expenses related to the final work on a non-customer facing system conversion. In addition, non-interest income decreased as the result of lower residential mortgage banking revenue driven by lower mortgage originations and sales during the period. The decreases were primarily offset by increased net interest income, driven by growth in interest-earning assets, specifically within the loan and lease portfolio and taxable investment securities. The increase for the nine months ended September 30, 2017 compared to the same period of the prior year was attributable to an increase in interest income, as well as non-interest income. The increase in interest income is attributable to the increase in interest-earning assets, while the increase in non-interest income related to an increase in the gain on loan sales, reflecting a higher level of portfolio loan sales and an increase in debt capital market swap revenue. The increase was offset by an increase in interest expense, primarily attributable to higher cost of funds, and an increase in the provision for loan and lease losses.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three and nine months ended September 30, 2017 and 2016. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Return on average assets	0.96%	1.01%	0.88%	0.91%
Return on average common shareholders' equity	6.10%	6.28%	5.54%	5.61%
Return on average tangible common shareholders' equity	11.23%	11.79%	10.26%	10.59%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$3,986,868	$3,911,323	$3,960,180	$3,893,218
Less: average goodwill and other intangible assets, net	(1,820,394)	(1,827,405)	(1,822,063)	(1,829,611)
Average tangible common shareholders' equity	$2,166,474	$2,083,918	$2,138,117	$2,063,607

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of September 30, 2017 and December 31, 2016:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	September 30,	December 31,
	2017	2016
Total shareholders' equity	$3,985,260	$3,916,795
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	31,819	36,886
Tangible common shareholders' equity	$2,165,790	$2,092,258
Total assets	$25,695,663	$24,813,119
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	31,819	36,886
Tangible assets	$23,876,193	$22,988,582
Tangible common equity ratio	9.07%	9.10%

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

Net Interest Income

Net interest income is the largest source of our income. Net interest income for the three and nine months ended September 30, 2017 was $220.5 million and $639.3 million, respectively, an increase of $10.6 million and $2.5 million, respectively, compared to the same periods in 2016. The increase in net interest income for the three and nine months ended September 30, 2017 as compared to the same periods in 2016, is driven by growth in interest-earning assets, specifically the loan and lease portfolio and taxable investment securities. The increase was partially offset by lower average yields on the loan and lease portfolio, as well as an increase in the average cost of funds. The cost of funds increase was primarily due to an increase in the cost of time deposits due to the utilization of longer-term maturities which typically carry a high rate paid, as well as an increase in the interest expense on junior subordinated debentures.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.94% and 3.91%, respectively, for the three and nine months ended September 30, 2017, a decrease of 1 basis points and 21 basis points, respectively, as compared to the same periods in 2016. The decrease in net interest margin primarily resulted from lower average yields on the loan and lease portfolio, as well as an increase in the cost of interest-bearing liabilities. The yield on loans and leases decreased by 5 basis points and 21 basis points for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2017 and 2016:

Average Rates and Balances

(dollars in thousands)	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$420,282	$4,090	3.89%	$481,740	$4,567	3.79%
Loans and leases (1)	18,537,827	219,231	4.70%	17,400,657	207,470	4.75%
Taxable securities	2,867,292	14,336	2.00%	2,265,883	11,111	1.96%
Non-taxable securities (2)	281,139	3,223	4.59%	283,818	3,317	4.68%
Temporary investments and interest-bearing cash	253,015	934	1.47%	874,410	1,090	0.50%
Total interest-earning assets	22,359,555	$241,814	4.30%	21,306,508	$227,555	4.26%
Allowance for loan and lease losses	(138,924)			(131,880)
Other assets	3,091,363			3,248,358
Total assets	$25,311,994			$24,422,986
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,358,102	$1,066	0.18%	$2,201,826	$585	0.11%
Money market deposits	6,625,514	3,323	0.20%	6,812,445	2,504	0.15%
Savings deposits	1,441,931	172	0.05%	1,280,640	148	0.05%
Time deposits	2,729,915	7,491	1.09%	2,542,076	5,762	0.90%
Total interest-bearing deposits	13,155,462	12,052	0.36%	12,836,987	8,999	0.28%
Repurchase agreements and federal funds purchased	332,246	81	0.10%	347,193	32	0.04%
Term debt	852,250	3,491	1.63%	902,847	3,558	1.57%
Junior subordinated debentures	365,884	4,628	5.02%	359,660	3,938	4.36%
Total interest-bearing liabilities	14,705,842	$20,252	0.55%	14,446,687	$16,527	0.46%
Non-interest-bearing deposits	6,354,591			5,766,022
Other liabilities	264,693			298,954
Total liabilities	21,325,126			20,511,663
Common equity	3,986,868			3,911,323
Total liabilities and shareholders' equity	$25,311,994			$24,422,986
NET INTEREST INCOME		$221,562			$211,028
NET INTEREST SPREAD			3.75%			3.80%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.30%			4.26%
INTEREST EXPENSE TO EARNING ASSETS			0.36%			0.31%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.94%			3.95%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.1 million for both the three months ended September 30, 2017 and 2016.

(dollars in thousands)	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$388,263	$10,678	3.67%	$394,797	$11,430	3.86%
Loans and leases (1)	18,057,039	631,637	4.67%	17,215,000	628,825	4.88%
Taxable securities	2,866,842	44,235	2.06%	2,294,054	36,860	2.14%
Non-taxable securities (2)	286,693	10,029	4.66%	283,914	10,036	4.71%
Temporary investments and interest bearing cash	392,399	2,815	0.96%	583,056	2,222	0.51%
Total interest-earning assets	21,991,236	$699,394	4.25%	20,770,821	$689,373	4.43%
Allowance for loan and lease losses	(137,538)			(131,969)
Other assets	3,093,482			3,274,594
Total assets	$24,947,180			$23,913,446
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,312,201	$2,509	0.15%	$2,175,016	$1,800	0.11%
Money market deposits	6,725,754	8,967	0.18%	6,723,247	7,926	0.16%
Savings deposits	1,402,942	446	0.04%	1,227,309	437	0.05%
Time deposits	2,663,321	20,419	1.03%	2,505,992	15,789	0.84%
Total interest-bearing deposits	13,104,218	32,341	0.33%	12,631,564	25,952	0.27%
Repurchase agreements and federal funds purchased	354,955	432	0.16%	335,132	100	0.04%
Term debt	852,285	10,663	1.67%	900,137	11,592	1.72%
Junior subordinated debentures	364,387	13,266	4.87%	358,216	11,500	4.29%
Total interest-bearing liabilities	14,675,845	$56,702	0.52%	14,225,049	$49,144	0.46%
Non-interest-bearing deposits	6,065,119			5,508,255
Other liabilities	246,036			286,924
Total liabilities	20,987,000			20,020,228
Common equity	3,960,180			3,893,218
Total liabilities and shareholders' equity	$24,947,180			$23,913,446
NET INTEREST INCOME		$642,692			$640,229
NET INTEREST SPREAD			3.73%			3.97%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.25%			4.43%
INTEREST EXPENSE TO EARNING ASSETS			0.34%			0.31%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.91%			4.12%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $3.4 million for both the nine months ended of September 30, 2017 and 2016.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and nine months ended September 30, 2017 as compared to the same period in 2016. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)	Three Months Ended September 30,
	2017 compared to 2016
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(597)	$120	$(477)
Loans and leases	13,863	(2,102)	11,761
Taxable securities	3,003	222	3,225
Non-taxable securities (1)	(31)	(63)	(94)
Temporary investments and interest bearing cash	(1,179)	1,023	(156)
Total (1)	15,059	(800)	14,259
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	45	436	481
Money market deposits	(71)	890	819
Savings deposits	20	4	24
Time deposits	450	1,279	1,729
Repurchase agreements	(1)	50	49
Term debt	(206)	139	(67)
Junior subordinated debentures	70	620	690
Total	307	3,418	3,725
Net increase in net interest income (1)	$14,752	$(4,218)	$10,534

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

(in thousands)	Nine Months Ended September 30,
	2017 compared to 2016
	Increase (decrease) in interest income
	and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(189)	$(563)	$(752)
Loans and leases	30,059	(27,247)	2,812
Taxable securities	8,884	(1,509)	7,375
Non-taxable securities (1)	98	(105)	(7)
Temporary investments and interest bearing cash	(901)	1,494	593
Total (1)	37,951	(27,930)	10,021
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	120	589	709
Money market	4	1,037	1,041
Savings	59	(50)	9
Time deposits	1,040	3,590	4,630
Repurchase agreements	6	326	332
Term debt	(607)	(322)	(929)
Junior subordinated debentures	202	1,564	1,766
Total	824	6,734	7,558
Net increase in net interest income (1)	$37,127	$(34,664)	$2,463

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $12.0 million and $34.3 million for the three and nine months ended September 30, 2017, respectively, as compared to $13.1 million and $28.5 million, respectively, for the same periods in 2016.  As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three and nine months ended September 30, 2017 was 0.26% and 0.25%, respectively, as compared to 0.30% and 0.22%, respectively, in the same periods in 2016.

The decrease in the provision for the three months ended September 30, 2017 as compared to the same prior year period is primarily attributable to a decrease in net charge-offs during the quarter. Net charge-offs on loans were $9.4 million for the three months ended September 30, 2017, or 0.20% of average loans and leases (annualized), as compared to net charge-offs of $10.4 million, or 0.24% of average loans and leases (annualized), for the three months ended September 30, 2016. The increase in the provision for loan and lease losses for the nine months ended September 30, 2017, compared to the same period of the prior year was primarily attributable to strong growth in the loan portfolio, as well as an increase in net charge-offs. Net charge-offs were $28.8 million for the nine months ended September 30, 2017, or 0.21% of average loans and leases (annualized), as compared to net charge-offs of $25.1 million, or 0.20% of average loans and leases (annualized), for the nine months ended September 30, 2016. For the third quarter of 2017, $1.1 million of the provision for loan and lease losses was related to previously acquired loans that were not purchased credit impaired. For the third quarter of 2016, $505,000 of the provision for loan and lease was related to previously acquired loans that were not purchased credit impaired.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral-dependent loans.  Therefore, the non-accrual loans of $44.6 million as of September 30, 2017 have been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended September 30, 2017 was $75.4 million, a decrease of $5.3 million, or 7%, as compared to the same period in 2016. Non-interest income for the nine months ended September 30, 2017 was $206.7 million, an increase of $5.4 million, or 3%, as compared to the same period in 2016. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2017 and 2016:

Non-Interest Income

(in thousands)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Change	Change			Change	Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Service charges on deposits	$15,849	$15,762	$87	1%	$46,056	$45,945	$111	—%
Brokerage revenue	3,832	4,129	(297)	(7)%	11,857	12,803	(946)	(7)%
Residential mortgage banking revenue, net	33,430	47,206	(13,776)	(29)%	94,158	99,415	(5,257)	(5)%
Gain on investment securities, net	(6)	—	(6)	nm	27	858	(831)	(97)%
Gain on loan sales, net	7,969	1,285	6,684	520%	13,033	9,296	3,737	40%
Loss on junior subordinated debentures carried at fair value	(1,590)	(1,590)	—	—%	(4,717)	(4,734)	17	—%
BOLI income	2,041	2,116	(75)	(4)%	6,199	6,407	(208)	(3)%
Other income	13,877	11,802	2,075	18%	40,133	31,330	8,803	28%
Total	$75,402	$80,710	$(5,308)	(7)%	$206,746	$201,320	$5,426	3%
nm = Not Meaningful

Residential mortgage banking revenue for the three and nine months ended September 30, 2017 as compared to the same periods of 2016 decreased by $13.8 million and $5.3 million, respectively. The decrease for the three and nine month periods was due primarily to higher average mortgage rates during the periods which resulted in a decrease in production as well as a decline in the gain on sale margin. The decrease for the three month period was primarily driven by a decline in mortgage originations, along with a lower gain on sale margin, which decreased to 3.68% for the three months ended September 30, 2017, compared to 4.08% in the same period of the prior year. The decrease is also partially due to higher negative MSR fair value adjustment of $9.2 million for the three months ended September 30, 2017, as compared to the negative MSR fair value adjustment of $7.8 million for the three months ended September 30, 2016. The decrease for the nine month period was primarily driven by a decrease in the gain on sale margin to 3.50% for the nine months ended September 30, 2017, compared to 3.96% in the same period of the prior year. This was partially offset by a lower negative fair value adjustment of $25.2 million on the MSR asset relative to the negative fair value adjustment of $42.4 million for the nine months ended September 30, 2016. Closed for-sale mortgage volume for the three and nine months ended September 30, 2017 was $891.1 million and $2.6 billion, respectively, compared to $1.1 billion and $2.9 billion for the three and nine months ended September 30, 2016, respectively.

The gain on loan sales for the three and nine months ended September 30, 2017 increased by $6.7 million and $3.7 million, respectively, due to the mix and volume of loans sold during the periods.

Other income for the three and nine months ended September 30, 2017 compared to the same period in the prior year increased by $2.1 million and $8.8 million, respectively. The increase for the three month period was primarily related to increases in merchant processing fees and BOLI death benefit proceeds during the period. The increase for the nine months ended September 30, 2017, as compared to the same period of 2016, was primarily related to the change in debt capital market swap derivatives revenues which increased by $5.8 million during the period.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2017 was $188.4 million, an increase of $7.2 million, or 4% as compared to the same period in 2016. Non-interest expense for the nine months ended September 30, 2017 was $555.1 million, an increase of $1.4 million, or less than 1%. The following table presents the key elements of non-interest expense for the three and nine months ended September 30, 2017 and 2016:

Non-Interest Expense

(in thousands)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Change	Change			Change	Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Salaries and employee benefits	$108,732	$105,341	$3,391	3%	$323,766	$319,424	$4,342	1%
Occupancy and equipment, net	37,648	38,181	(533)	(1)%	113,276	114,326	(1,050)	(1)%
Communications	4,549	5,107	(558)	(11)%	14,512	15,966	(1,454)	(9)%
Marketing	1,950	2,124	(174)	(8)%	6,057	7,978	(1,921)	(24)%
Services	9,578	9,983	(405)	(4)%	32,269	32,183	86	—%
FDIC assessments	4,405	4,109	296	7%	12,939	11,523	1,416	12%
Gain on other real estate owned, net	(99)	(14)	(85)	607%	(474)	(82)	(392)	478%
Intangible amortization	1,689	1,867	(178)	(10)%	5,067	6,755	(1,688)	(25)%
Merger related expenses	6,664	2,011	4,653	231%	9,324	12,095	(2,771)	(23)%
Goodwill impairment	—	—	—	—%	—	142	(142)	(100)%
Other expenses	13,238	12,478	760	6%	38,353	33,377	4,976	15%
Total	$188,354	$181,187	$7,167	4%	$555,089	$553,687	$1,402	—%

Salaries and employee benefits costs increased by $3.4 million and $4.3 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year. The increase for the three and nine months ended is primarily related to increases in certain employee benefits and salaries, primarily due to an increase in full-time equivalent employees.

Marketing expense decreased by $174,000 and $1.9 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year, primarily related to costs associated with branding initiatives in early 2016.

We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable.  These merger expenses are recorded in accordance with a Board approved accounting policy with respect to merger related charges, including internal and external charges. These expenses include acquisition related expenses, certain facility closure related costs, customer communications, restructuring expenses (including associate severance and retention charges) and expenses related to conversions of systems, including consulting costs. The merger related expenses incurred in 2017 and 2016 relate to the merger with Sterling. Merger related expenses increased by $4.7 million for the three months ended September 30, 2017, as compared to the same period in the prior year, primarily related to costs associated with final work on a non-customer facing system conversion.

The following table provides a breakout of Merger related expenses for the three and nine months ended September 30, 2017 and 2016:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Legal and professional	$6,362	$1,566	$7,590	$5,086
Premises and Equipment	106	230	980	4,660
Personnel	198	139	754	1,396
Communication	—	23	—	290
Other	(2)	53	—	663
Total merger related expenses	$6,664	$2,011	$9,324	$12,095

Other non-interest expense increased by $760,000 and $5.0 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in the prior year. The increase for the nine months ended September 30, 2017, as compared to the prior period, is primarily due to $1.7 million in net non-performing loan expenses as well as an increase of $2.0 million in brokered money market fees, related to the increase in brokered deposits during the period.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three and nine months ended September 30, 2017 was 35.8% and 36.0%, respectively, as compared to 35.8% and 36.0% for the three and nine months ended September 30, 2016, respectively. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 5% (net of the federal tax benefit) principally because of the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, stock-based compensation and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Trading securities were $11.9 million at September 30, 2017, up from $11.0 million at December 31, 2016.

Investment securities available for sale were $3.0 billion as of September 30, 2017, compared to $2.7 billion at December 31, 2016.  The increase was due to the Company deploying excess cash by purchasing $783.4 million in investments, offset by sales and paydowns of $437.0 million.

Investment securities held to maturity were $3.9 million as of September 30, 2017, as compared to $4.2 million at December 31, 2016. The change primarily related to paydowns and maturities of investment securities held to maturity of $392,000.

The following tables present the available for sale and held to maturity investment securities portfolio by major type as of September 30, 2017 and December 31, 2016:

Investment Securities Composition

(dollars in thousands)	Investment Securities Available for Sale
	September 30, 2017		December 31, 2016
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$40,026	1%	$—	—%
Obligations of states and political subdivisions	297,794	10%	307,697	11%
Residential mortgage-backed securities and collateralized mortgage obligations	2,707,555	89%	2,391,553	89%
Investments in mutual funds and other equity securities	1,983	—%	1,970	—%
Total	$3,047,358	100%	$2,701,220	100%

(dollars in thousands)	Investment Securities Held to Maturity
	September 30, 2017		December 31, 2016
	Amortized Cost	%	Amortized Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$3,905	100%	$4,216	100%
Total	$3,905	100%	$4,216	100%

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

Gross unrealized losses in the available for sale investment portfolio were $24.6 million at September 30, 2017.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $23.7 million. The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

Restricted Equity Securities

Restricted equity securities were $45.5 million at September 30, 2017 and December 31, 2016. Of the $45.5 million at September 30, 2017, $44.0 million represented the Bank's investment in the FHLBs of Des Moines and San Francisco. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

Loans and Leases

Loans and Leases, net

Total loans and leases outstanding at September 30, 2017 were $18.7 billion, an increase of $1.2 billion as compared to year-end 2016. The increase included net new loan and lease originations of $1.4 billion, partially offset by loans sold of $205.9 million, charge-offs of $40.2 million and transfers to other real estate owned of $2.9 million during the period.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of September 30, 2017 and December 31, 2016.

Loan and Lease Concentrations

(dollars in thousands)	September 30, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,475,243	18.6%	$3,330,442	19.0%
Owner occupied term, net	2,467,995	13.2%	2,599,055	14.9%
Multifamily, net	2,993,203	16.0%	2,858,956	16.3%
Construction & development, net	521,666	2.8%	463,625	2.7%
Residential development, net	186,400	1.0%	142,984	0.8%
Commercial
Term, net	1,819,664	9.7%	1,508,780	8.6%
LOC & other, net	1,134,045	6.1%	1,116,259	6.4%
Leases and equipment finance, net	1,137,732	6.1%	950,588	5.4%
Residential
Mortgage, net	3,094,361	16.6%	2,887,971	16.5%
Home equity loans & lines, net	1,079,931	5.8%	1,011,844	5.8%
Consumer & other, net	767,522	4.1%	638,159	3.6%
Total, net of deferred fees and costs	$18,677,762	100.0%	$17,508,663	100.0%

Asset Quality and Non-Performing Assets

Non-Performing Assets

The following table summarizes our non-performing assets and restructured loans as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30,	December 31,
	2017	2016
Loans and leases on non-accrual status	$44,573	$27,765
Loans and leases past due 90 days or more and accruing (1)	29,073	28,369
Total non-performing loans and leases	73,646	56,134
Other real estate owned	4,160	6,738
Total non-performing assets	$77,806	$62,872
Restructured loans (2)	$45,813	$40,667
Allowance for loan and lease losses	$139,503	$133,984
Reserve for unfunded commitments	3,932	3,611
Allowance for credit losses	$143,435	$137,595
Asset quality ratios:
Non-performing assets to total assets	0.30%	0.25%
Non-performing loans and leases to total loans and leases	0.39%	0.32%
Allowance for loan and leases losses to total loans and leases	0.75%	0.77%
Allowance for credit losses to total loans and leases	0.77%	0.79%
Allowance for credit losses to total non-performing loans and leases	195%	245%

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $12.3 million and $10.9 million at September 30, 2017 and December 31, 2016, respectively.

(2)	Represents accruing restructured loans performing according to their restructured terms.

The purchased non-credit impaired loans had remaining credit discount that is expected to accrete into interest income over the life of the loans of $29.8 million and $43.9 million, as of September 30, 2017 and December 31, 2016, respectively. The purchased credit impaired loan pools had remaining discount of $35.9 million and $45.7 million, as of September 30, 2017 and December 31, 2016, respectively.

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

Restructured Loans

At September 30, 2017 and December 31, 2016, impaired loans of $45.8 million and $40.7 million, respectively, were classified as performing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent principally the only impaired loans accruing interest at September 30, 2017. In order for a new restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $139.5 million at September 30, 2017, an increase of $5.5 million from $134.0 million at December 31, 2016. The following table shows the activity in the ALLL for the three and nine months ended September 30, 2017 and 2016:

Allowance for Loan and Lease Losses

(in thousands)	Three months ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance, beginning of period	$136,867	$131,042	$133,984	$130,322
Charge-offs	(13,222)	(13,088)	(40,168)	(33,620)
Recoveries	3,861	2,647	11,361	8,487
Net charge-offs	(9,361)	(10,441)	(28,807)	(25,133)
Provision for loan and lease losses	11,997	13,091	34,326	28,503
Balance, end of period	$139,503	$133,692	$139,503	$133,692
As a percentage of average loans and leases (annualized):
Net charge-offs	0.20%	0.24%	0.21%	0.20%
Provision for loan and lease losses	0.26%	0.30%	0.25%	0.22%
Recoveries as a percentage of charge-offs	29.20%	20.22%	28.28%	25.24%

The increase in allowance for loan and lease losses as of September 30, 2017 compared to the same periods of the prior year was primarily the result of growth in our loan and lease portfolios. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans in each category to total loans and leases as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	September 30, 2017		December 31, 2016
	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$46,891	51.6%	$47,795	53.7%
Commercial	61,574	21.9%	58,840	20.4%
Residential	18,965	22.4%	17,946	22.3%
Consumer & other	12,073	4.1%	9,403	3.6%
Allowance for loan and lease losses	$139,503		$133,984

At September 30, 2017, the recorded investment in loans classified as impaired totaled $73.0 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $1.2 million.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2016, the total recorded investment in impaired loans was $54.0 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $867,000.

The following table presents a summary of activity in the RUC:

Summary of Reserve for Unfunded Commitments Activity

(in thousands)	Three months ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance, beginning of period	$3,816	$3,531	$3,611	$3,574
Net charge to other expense	116	5	321	(38)
Balance, end of period	$3,932	$3,536	$3,932	$3,536

We believe that the ALLL and RUC at September 30, 2017 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Residential Mortgage Servicing Rights

The following table presents the key elements of our residential mortgage servicing rights portfolio for the three and nine months ended September 30, 2017 and 2016:

Summary of Residential Mortgage Servicing Rights

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance, beginning of period	$141,832	$112,095	$142,973	$131,817
Additions for new MSR capitalized	8,626	10,177	23,486	25,020
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(4,861)	(5,386)	(13,040)	(22,473)
Other (2)	(4,372)	(2,440)	(12,194)	(19,918)
Balance, end of period	$141,225	$114,446	$141,225	$114,446

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential serviced loan portfolio as of September 30, 2017 and December 31, 2016 was as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016
Balance of loans serviced for others	$15,007,942	$14,327,368
MSR as a percentage of serviced loans	0.94%	1.00%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangibles Assets

At September 30, 2017 and December 31, 2016, we had goodwill of $1.8 billion.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. There were no changes to goodwill during the three and nine months ended September 30, 2017.

At September 30, 2017, we had other intangible assets of $31.8 million, as compared to $36.9 million at December 31, 2016.   As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which include all deposits except certificates of deposit, are recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. The decrease from December 31, 2016 relates to the amortization of the other intangible assets of $5.1 million for the nine months ended September 30, 2017.

Deposits

Total deposits were $19.9 billion at September 30, 2017, an increase of $830.9 million, as compared to December 31, 2016. The increase is attributable to growth in demand, savings, and time deposit accounts.

The following table presents the deposit balances by major category as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	September 30, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage
Non-interest bearing demand	$6,571,471	33%	$5,861,469	31%
Interest bearing demand	2,394,240	12%	2,296,532	12%
Money market	6,700,261	34%	6,932,717	36%
Savings	1,444,801	7%	1,325,757	7%
Time, $100,000 or greater	1,846,180	9%	1,702,982	9%
Time, less than $100,000	894,957	5%	901,528	5%
Total	$19,851,910	100%	$19,020,985	100%

The Company's brokered deposits, including Certificate of Deposit Account Registry Service ("CDARS"), totaled $1.0 billion at September 30, 2017 and December 31, 2016.

Borrowings

At September 30, 2017, the Bank had outstanding $321.5 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $852.3 million at September 30, 2017. Term debt outstanding as of September 30, 2017 decreased $91,000 since December 31, 2016. Advances from the FHLB amounted to $851.8 million of the total term debt and are secured by investment securities and loans secured by real estate.  The FHLB advances have fixed interest rates ranging from 0.94% to 7.10% and mature in 2017 through 2033.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $367.6 million and $363.1 million at September 30, 2017 and December 31, 2016, respectively.  The increase is due to the change in fair value for the junior subordinated debentures selected to be carried at fair value. As of September 30, 2017, the majority of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.  Interest expense for junior subordinated debentures increased for the three and nine month periods ended September 30, 2017 compared to the same periods in 2016, primarily resulting from increases in the LIBOR rate during the periods.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 7.3% of total deposits at September 30, 2017 and 8.6% of total deposits at December 31, 2016. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $6.1 billion at September 30, 2017, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $521.2 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at September 30, 2017. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $125.5 million of dividends paid by the Bank to the Company in the nine months ended September 30, 2017.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures. As of September 30, 2017, the Company did not have any borrowing arrangements of its own.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $247.1 million during the nine months ended September 30, 2017, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $2.6 billion, offset by originations of loans held for sale of $2.6 billion. This compares to net cash provided by operating activities of $387.1 million during the nine months ended September 30, 2016, with the difference between cash provided by operating activities and net income largely consisting of originations of loans held for sale of $2.9 billion, offset by proceeds from the sale of loans held for sale of $3.1 billion.

Net cash of $1.5 billion used in investing activities during the nine months ended September 30, 2017, consisted principally of net loan originations of $1.4 billion, purchases of investment securities available for sale of $783.4 million, and purchases of equity securities of $243.2 million, offset by proceeds from investment securities available for sale of $437.0 million, redemption of equity securities of $243.2 million, and proceeds from sale of loans and leases of $218.9 million. This compares to net cash of $808.6 million used in investing activities during the nine months ended September 30, 2016, which consisted principally of net loan originations of $1.2 billion and purchases of investment securities available for sale of $443.1 million, partially offset by proceeds from investment securities available for sale of $461.3 million and proceeds from the sale of loans and leases of $430.0 million.

Net cash of $689.2 million provided by financing activities during the nine months ended September 30, 2017 primarily consisted of $831.8 million increase in net deposits and proceeds from term debt borrowings of $205.0 million, offset by $205.0 million repayment of term debt and the dividends paid on common stock of $105.7 million. This compares to net cash of $1.1 billion provided by financing activities during the nine months ended September 30, 2016, which consisted primarily of $1.2 billion increase in net deposits and proceeds from term debt borrowings of $490.0 million, offset by $475.0 million repayment of term debt and $105.8 million in dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2017, it is possible that our deposit growth for 2017 may not be maintained at previous levels due to pricing pressure or store consolidations, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at September 30, 2017 was $4.0 billion, an increase of $68.5 million from December 31, 2016. The increase in shareholders' equity during the nine months ended September 30, 2017 was principally due to net income for the period and other comprehensive income, net of tax, offset by declared common dividends.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III") at September 30, 2017 and December 31, 2016:

(dollars in thousands)			For Capital		To be Well
	Actual		Adequacy purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,798,206	14.15%	$1,582,476	8.00%	$1,978,095	10.00%
Umpqua Bank	$2,624,455	13.30%	$1,578,766	8.00%	$1,973,458	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,193,621	11.09%	$1,186,857	6.00%	$1,582,476	8.00%
Umpqua Bank	$2,481,131	12.57%	$1,184,075	6.00%	$1,578,766	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,193,621	11.09%	$890,143	4.50%	$1,285,762	6.50%
Umpqua Bank	$2,481,131	12.57%	$888,056	4.50%	$1,282,748	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,193,621	9.33%	$940,481	4.00%	$1,175,602	5.00%
Umpqua Bank	$2,481,131	10.57%	$939,169	4.00%	$1,173,962	5.00%
As of December 31, 2016
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,707,693	14.72%	$1,471,577	8.00%	$1,839,471	10.00%
Umpqua Bank	$2,534,927	13.79%	$1,470,731	8.00%	$1,838,414	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,108,948	11.47%	$1,103,682	6.00%	$1,471,577	8.00%
Umpqua Bank	$2,397,449	13.04%	$1,103,048	6.00%	$1,470,731	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,108,948	11.47%	$827,762	4.50%	$1,195,656	6.50%
Umpqua Bank	$2,397,449	13.04%	$827,286	4.50%	$1,194,969	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,108,948	9.21%	$915,917	4.00%	$1,144,896	5.00%
Umpqua Bank	$2,397,449	10.47%	$916,260	4.00%	$1,145,325	5.00%

The phase-in period for the final rules that revise the regulatory capital rules to incorporate certain revisions of Basel III began for the Company on January 1, 2015, with full compliance with the final rules in their entirety required to be phased in on January 1, 2019.

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

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2017 and 2016:

Cash Dividends and Payout Ratios per Common Share

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Dividend declared per common share	$0.18	$0.16	$0.50	$0.48
Dividend payout ratio	64%	57%	68%	65%

As of September 30, 2017, a total of 10.6 million shares are available for repurchase under the Company's current share repurchase plan. During the nine months ended September 30, 2017, the Company repurchased 225,000 shares under this plan. The Board of Directors approved an extension of the repurchase plan to July 31, 2019. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2017 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of September 30, 2017.

No change in our internal controls occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2017:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
7/1/17-7/31/17	1,722	$18.56	—	10,582,429
8/1/17-8/31/17	66	$17.31	—	10,582,429
9/1/17-9/30/17	49	$19.08	—	10,582,429
Total for quarter	1,837	$18.53	$—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 222 shares to be issued upon vesting of restricted stock awards and 1,615 shares to be issued upon vesting of restricted stock units to pay withholding taxes. During the three months ended September 30, 2017, no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2019. As of September 30, 2017, a total of 10.6 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	November 3, 2017	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	November 3, 2017	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	November 3, 2017	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer