Form 10-K
period 2017-12-31
UMPQUA HOLDINGS CORP
filed 2018-02-23
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended: December 31, 2017

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
[  ]   Yes   [X]   No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2017, based on the closing price on that date of $18.36 per share, and 218,363,053 shares held was $4,009,145,653.

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:
The number of shares of the Registrant's common stock (no par value) outstanding as of January 31, 2018 was 220,289,511.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders of Umpqua Holdings Corporation ("Proxy Statement") are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

UMPQUA HOLDINGS CORPORATION
FORM 10-K CROSS REFERENCE INDEX

PART I
ITEM 1. BUSINESS.
In this Annual Report on Form 10-K, we refer to Umpqua Holdings Corporation as the "Company," "Umpqua," "we," "us," "our," or similar references.
This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates", "intends" and "forecast" and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds; NextGen initiatives; investments in data, analytics and technology; our securities portfolio; loan sales; adequacy of our allowance for loan and lease losses and reserve for unfunded commitments; provision for loan and lease losses; impaired loans and future losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; litigation; Pivotus Ventures, Inc.; junior subordinated debentures; mortgage servicing rights values; tax rates and the effect of accounting pronouncements. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:

•	our ability to attract new deposits and loans and leases and to retain deposits during store consolidations;

•	demand for financial services in our market areas;

•	competitive market pricing factors;

•	our ability to effectively develop and implement new technology;

•	deterioration in economic conditions that could result in increased loan and lease losses, especially those risks associated with concentrations in real estate related loans;

•	market interest rate volatility;

•	prolonged low interest rate environments;

•	compression of our net interest margin;

•	stability of funding sources and continued availability of borrowings;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could increase expenses or restrict growth;

•	our ability to recruit and retain key management and staff;

•	availability of, and competition for acquisition opportunities;

•	risks associated with merger and acquisition integration;

•	significant decline in the market value of the Company that could result in an impairment of goodwill;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on the Bank's ability to pay dividends to the Company;

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

For a more detailed discussion of some of the risk factors, see the section entitled "Risk Factors" below. We do not intend to update any factors, except as required by SEC rules, or to publicly announce revisions to any of our forward-looking statements. Any forward-looking statement speaks only as of the date that such statement was made. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

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

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. You may obtain these reports, and any amendments, from the SEC's website at www.sec.gov. You may obtain copies of these reports, and any amendments, through our website at www.umpquabank.com. These reports are available through our website as soon as reasonably practicable after they are filed electronically with the SEC.

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
Pivotus Ventures, Inc. as a subsidiary of Umpqua Holdings Corporation, uses a startup dynamic and collaboration with other institutions to validate, develop, and test new bank platforms that could have a significant impact on the experience and economics of banking. We believe the collaborative model will enhance Pivotus' ability to imagine and develop disruptive technologies, test them with a broad range of customers, and deliver them at scale.

Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes regular examinations by these regulatory agencies.

Business Strategy
Umpqua Bank's primary objective is to become the leading community-oriented financial services organization throughout the Western United States. We intend to continue to increase market share, grow our assets and increase profitability and shareholder value by differentiating ourselves from competitors through the following strategies:
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

Capitalize on Innovative Product Delivery System. Our philosophy has been to create a unique delivery model that transforms banking from a chore into an experience that's both relevant to customers and highly differentiated from other financial institutions. With this approach in mind, we maintain a bank store concept designed to reflect customer and community preferences and drive revenue growth by making the Bank's products and services more tangible and accessible.
In the second quarter of 2017, the Company announced the launch of "Umpqua Next Gen," a 3-year strategic initiative designed to modernize the company, diversify and increase revenue, and streamline expenses.  Umpqua Next Gen builds on the customer-centric approach to banking, allowing us to differentiate ourselves in the marketplace and create a competitive advantage. This strategy is called Human Digital Banking, an approach that helps the Company transform into an organization that uses technology, data and analytics to empower our associates to build deeper, more valuable, and more profitable customer relationships.
Given the current industry shift in customer banking preferences, we are in the process of optimizing and right sizing our physical footprint to reflect those changing preferences and to remain focused on growing deep customer relationships. The investments we are making in digital and data make it possible for our customers to bank in more convenient ways and will empower our associates to be even more effective and efficient in providing smart, valuable financial solutions for customers. During the fourth quarter of 2017, we introduced a new suite of digital offerings and capabilities, including a new, mobile-optimized website, enhanced online origination capabilities and new digital products, which will be supported by a digital marketing campaign.

Focus on Customer Experience. At every level of the Company, from the Board of Directors to our newest associates, and across all customer service delivery channels, we are focused on delivering an extraordinary customer experience. It is an integral part of our culture, and we believe we are among the first banks to introduce a measurable quality service program. Under our Return on Quality or ROQ program, the performance of each sales associate and store is evaluated based on specific measurable factors, including reports by incognito "mystery shoppers" and customer surveys. Based on scores achieved, Umpqua's ROQ program rewards both individual sales associates and store teams with financial incentives. Through such programs, we are able to measure the quality of the experience provided to our customers and maintain employee focus on quality customer service.
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

Marketing and Sales
Our goal of increasing our share of financial services in our market areas is driven by a technology, marketing, communications and sales strategy with the following key components:
Integrated Marketing and Communications. Our comprehensive marketing and communications strategy aims to strengthen the Umpqua Bank brand and generate public awareness through innovative marketing and PR initiatives that stand out in our markets and our industry. The Bank has been recognized nationally for its use of new media and unique approach. From the Bank's Local Spotlight program, ice cream trucks and social giving platform, to interactive initiatives, Umpqua is leveraging both traditional and emerging media channels in new ways to advance the brand and create meaningful connections with consumers.

Retail Store Concept. Being in the financial services business, we believe that the physical environment continues to play a critical role both in creating awareness of our brand and franchise, as well as in successfully providing the right products and services to our customers. Using a more retailer-oriented approach, we encourage existing and potential customers to come in to our physical locations. To that end, we designed our physical locations to display financial services and products in ways that are highly tactile and engaging. Unlike many financial institutions, we encourage all in our communities to visit our stores, where they are greeted by well-trained associates and encouraged to browse our products and services. Our "Next Generation" store model includes features like free wireless, free use of laptop computers, open rooms with refrigerated beverages and innovative product packaging. The stores host a variety of after-hours events, from poetry readings and yoga classes to movie nights and seminars on how to build an art collection.

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
Deposit Products. We offer deposit products, including non-interest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit. Interest-bearing accounts earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. Our approach is to tailor fit products and bundle those that meet the customer's needs. This approach is designed to add value for the customer, increase products per household and generate related fee income.
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
Broker Dealer and Investment Advisory Services. In its combined role as a broker/dealer and a registered investment advisor, Umpqua Investments may provide comprehensive financial planning advice to its clients as well as investment services. This advice can include cash management, risk management (insurance planning/sales), investment planning (including investment advice and/or portfolio checkups), retirement planning (for employees and employers), or estate planning. The broker/dealer side of Umpqua Investments offers a full range of brokerage services including equity and fixed income products, mutual funds, annuities, options and life insurance products. At December 31, 2017, Umpqua Investments had 33 Series 7-licensed financial advisors serving clients at stand-alone retail brokerage offices, as well as "Investment Opportunity Centers" located in select Bank stores.
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
Market Area and Competition
The geographic markets we serve are highly competitive for deposits, loans, leases and retail brokerage services. We compete with traditional banking institutions, as well as non-bank financial service providers, such as credit unions, brokerage firms and mortgage companies. In our primary market areas of Oregon, Washington, California, Idaho, and Nevada, major banks and large regional banks generally hold dominant market share positions. By virtue of their larger capital bases, these institutions have significantly larger lending limits than we do, generally have more expansive branch networks, and can invest in technology on a larger scale than we can. Competition also includes other commercial banks that are community-focused.
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

The following tables presents the Bank's market share percentage for total deposits as of June 30, 2017, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from S&P Global, which compiles deposit data published by the Federal Deposit Insurance Corporation ("FDIC") as of June 30, 2017 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

Oregon
County	Market Share	Market Rank	Number of Stores
Baker	27.0%	2	1
Benton	7.6%	6	2
Clackamas	3.1%	7	4
Columbia	16.9%	3	1
Coos	35.0%	1	5
Curry	44.5%	1	3
Deschutes	7.7%	6	6
Douglas	72.9%	1	9
Grant	21.0%	3	1
Harney	22.6%	3	1
Jackson	18.8%	1	8
Josephine	18.1%	2	5
Klamath	30.2%	1	3
Lake	32.2%	2	1
Lane	16.7%	2	9
Lincoln	8.2%	6	2
Linn	13.0%	5	3
Malheur	23.2%	2	3
Marion	5.6%	7	3
Multnomah	4.6%	6	16
Polk	6.4%	7	1
Tillamook	29.3%	2	1
Umatilla	5.6%	7	2
Union	22.5%	2	2
Wallowa	24.4%	2	1
Washington	6.4%	6	7
Yamhill	2.4%	9	1

Washington
County	Market Share	Market Rank	Number of Stores
Adams	21.3%	3	2
Asotin	16.1%	3	1
Benton	5.2%	8	2
Clallam	4.6%	7	2
Clark	15.1%	3	11
Columbia	24.9%	3	1
Douglas	6.4%	7	1
Franklin	8.1%	5	1
Garfield	55.9%	1	1
Grant	8.0%	7	2
Grays Harbor	8.5%	4	2
King	1.7%	10	23
Kitsap	0.9%	15	1
Kittitas	12.8%	4	2
Klickitat	33.9%	1	2
Lewis	14.3%	2	4
Okanogan	22.8%	2	2
Pierce	4.1%	8	10
Skamania	65.4%	1	1
Snohomish	0.7%	21	2
Spokane	8.2%	7	9
Thurston	3.3%	12	4
Walla Walla	3.0%	6	2
Whatcom	2.8%	11	4
Whitman	9.2%	5	3

California
County	Market Share	Market Rank	Number of Stores
Amador	4.7%	7	1
Butte	2.5%	10	1
Calaveras	27.6%	2	4
Colusa	42.1%	1	2
Contra Costa	0.5%	17	3
El Dorado	5.4%	6	3
Glenn	32.4%	2	2
Humboldt	25.5%	1	6
Lake	17.1%	2	2
Los Angeles	0.0%	71	3
Marin	1.6%	12	3
Mendocino	4.0%	6	1
Napa	9.2%	4	5
Orange	0.7%	25	1
Placer	4.8%	6	6
Sacramento	0.7%	16	5
San Diego	0.2%	31	3
San Francisco	0.1%	27	3
San Joaquin	0.6%	17	1
San Luis Obispo	0.4%	11	1
Santa Clara	0.0%	40	1
Shasta	1.8%	8	1
Solano	3.3%	8	4
Sonoma	4.0%	9	8
Stanislaus	1.0%	15	2
Sutter	11.0%	4	2
Tehama	16.4%	1	2
Trinity	27.8%	2	1
Tuolumne	13.4%	4	2
Ventura	0.2%	21	1
Yolo	2.2%	10	1
Yuba	23.2%	3	2

Idaho
County	Market Share	Market Rank	Number of Stores
Ada	0.5%	17	2
Benewah	21.1%	3	1
Idaho	48.4%	1	3
Kootenai	2.5%	8	3
Latah	24.4%	2	2
Nez Perce	16.7%	3	2
Valley	24.0%	3	2

Nevada
County	Market Share	Market Rank	Number of Stores
Clark	0.0%	32	1
Washoe	0.2%	8	4
Lending and Credit Functions
The Bank makes both secured and unsecured loans to individuals and businesses. At December 31, 2017, commercial real estate, commercial, residential, and consumer and other represented approximately 51.2%, 22.4%, 22.5%, and 3.9%, respectively, of the total loan and lease portfolio.
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
Employees
As of December 31, 2017, we had a total of 4,380 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Information regarding employment agreements with our executive officers is contained in Item 11 below, which item is incorporated by reference to our proxy statement for the 2018 annual meeting of shareholders.

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
Community Reinvestment Act and Fair Lending Laws. Umpqua Bank has a responsibility under the CRA, as implemented by FDIC regulations, to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the FDIC assesses Umpqua Bank's record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. Umpqua Bank's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of Umpqua potentially resulting in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. Umpqua Bank's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by the FDIC, as well as other federal regulatory agencies, including the CFPB and the Department of Justice.  As of the most recent CRA examination, the Bank's CRA rating was "Satisfactory."

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
Financial Privacy. Federal law and certain state laws currently contain client privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to clients and, in some circumstances, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of opt out or opt in authorizations. Pursuant to the Gramm-Leach-Bliley Act and certain state laws, companies are required to notify clients of security breaches resulting in unauthorized access to their personal information. In connection with the regulations governing the privacy of consumer financial information, the federal banking agencies have also adopted guidelines for establishing information security standards and programs to protect such information.

Federal Deposit Insurance. Substantially all deposits with Umpqua Bank are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The standard maximum federal deposit insurance amount is $250,000 per qualified account.
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

The final rules, among other things, include a new common equity Tier 1 capital ("CET1") to risk-weighted assets ratio, including a capital conservation buffer. The required CET1 ratio will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 6.0%, which is the current minimum, to 8.5% on January 1, 2019, as well as require a minimum leverage ratio of 4.0%.

Under the final rules, as Umpqua grew above $15.0 billion in assets as a result of an acquisition, the combined trust preferred security debt issuances were phased out of Tier 1 and into Tier 2 capital (75% starting in the first quarter of 2015 and 100% starting in the first quarter of 2016).

On November 21, 2017, the federal banking regulators finalized a halt in the phase-in of certain provisions of the rule for certain banks including Umpqua. The final rules had provided for a number of adjustments to and deductions from the new CET1. Deductions included, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Effective on January 1, 2018, the 2017 rule pauses the full transition to the Basel III treatment for these items.

Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank, have made a one-time permanent election to continue to exclude these items in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio.

FDICIA requires federal banking regulators to take "prompt corrective action" with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered "well capitalized" as of December 31, 2017.
Federal and State Regulation of Broker-Dealers. Umpqua Investments is a fully disclosed introducing broker-dealer clearing through Wells Fargo Clearing Services, LLC.  Umpqua Investments is regulated by the Financial Industry Regulatory Authority ("FINRA"), as well as the SEC, and has customer funds insured through the Securities Investors Protection Corp ("SIPC") as well as third party insurers.  FINRA and the SEC perform regular examinations of Umpqua Investments that include reviews of policies, procedures, recordkeeping, trade practices, and customer protection as well as other inquiries.
SIPC protects client securities and cash up to $500,000, including $100,000 for cash with Wells Fargo Clearing Services, LLC maintaining additional coverage through Lexington Insurance Company, for the remaining net equity balance in a brokerage account, if any.  This coverage does not include losses in investment accounts.
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
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act") permits interstate banking and branching, which allows banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized bank holding company may acquire banks in any state or merge banks across state lines if permitted by state law. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company upon receipt of approval from the Director of the DCBS. The Bank now has the ability to open additional de novo branches in the states of Oregon, California, Washington, Idaho, and Nevada.

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
Anti-Terrorism Legislation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act ("USA Patriot Act") prohibits banks from providing correspondent accounts directly to foreign shell banks, as well as imposes due diligence requirements on banks opening and holding accounts for foreign financial institutions or wealthy foreign individuals. Banks are also required to have effective compliance processes in place relating to anti-money laundering ("AML") compliance, as well as compliance with the Bank Secrecy Act.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 addresses public company corporate governance, auditing, accounting, executive compensation and enhanced and timely disclosure of corporate information.
The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Act was signed, which was a sweeping overhaul of financial industry regulation. The Dodd-Frank Act created the Financial Stability Oversight Council and permanently raised the FDIC deposit insurance coverage to $250,000. In addition, the Dodd-Frank Act added additional requirements on Bank and their regulators, including additional interchange fee limits, mortgage limit requirements, and say-on-pay executive compensation requirements.
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

In addition, the CFPB's regulations require lenders to conduct a reasonable and good faith determination at or before consummation of a residential mortgage loan that the borrower will have a reasonable ability to repay the loan. The regulations also define criteria for making Qualified Mortgages which entitle the lender and any assignee to either a conclusive or rebuttable presumption of compliance with the ability to repay rule. The mortgage servicing rules include new standards for notices to consumers, loss mitigation procedures, and consumer requests for information.

Joint Agency Guidance on Incentive Compensation. Federal banking regulators joint agency guidance applies to executive and non-executive incentive compensation plans administered by banks. The guidance says that incentive compensation programs must:

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
ITEM 1A.   RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below. These factors could adversely affect our business, financial condition, liquidity, results of operations and capital position, and the value of, and return on, an investment in the Company. These factors could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends on the investment could be reduced or eliminated.
Difficult or volatile market conditions or weak economic conditions may adversely affect our business.
Our business and financial performance are vulnerable to weak economic conditions, primarily in the United States and especially in the western United States. A deterioration in economic conditions in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: increased loan delinquencies; problem assets and foreclosures; significant write-downs of asset values; volatile financial markets; lower demand for our products and services; reduced low cost or noninterest bearing deposits; intangible asset impairment; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans. Additional issues surrounding weakening economic conditions and volatile markets that could adversely impact us include:

•	Increased regulation of our industry, and resulting increased costs associated with regulatory compliance and potential limits on our ability to pursue business opportunities.

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
As of December 31, 2017, approximately 75% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate. Our success depends in part on economic conditions in the western United States and adverse changes in markets where our real estate collateral is located could adversely affect our business. Increases in delinquency rates or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.
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

As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and most investment securities) and liabilities (such as certificates of deposit), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/liability management policies may not be successfully implemented and from time to time our risk position is not balanced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid increase in interest rates in the future could result in interest expense increasing faster than interest income because of fixed rate loans and longer-term investments. Historically low rates for an extended period of time result in reduced returns from the investment and loan portfolios. The current low interest rate environment could affect consumer and business behavior in ways that are adverse to us and negatively impact our ability to increase our net interest income. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth than previously experienced.

While interest rates recently rose off historic lows set in July 2016, both shorter-term and longer-term interest rates remain below historical averages, as well as the yield curve, which has been relatively flat compared to recent years. A flat yield curve combined with low interest rates generally leads to lower revenue and reduced margins because it tends to limit our ability to increase the spread between asset yields and funding costs. Sustained periods of time with a flat yield curve coupled with low interest rates could have a material adverse effect on our earnings and our net interest margin. Although the Federal Reserve's recent decision to raise short-term interest rates may reduce prepayment risk, debt service requirements for some of our borrowers will increase, which may adversely affect those borrowers' ability to pay as contractually obligated. This could result in additional delinquencies or charge-offs and negatively impact our results of operations.

Changes in interest rates could reduce the value of mortgage servicing rights (MSR).

We acquire MSR when we keep servicing rights after we sell originated residential mortgage loans. We sell the majority of our originated residential mortgage loans with servicing retained. We measure MSR at fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. Changes in interest rates can affect prepayment assumptions and consequently MSR fair value. When interest rates fall, borrowers are usually more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, MSR fair value can decrease, which reduces earnings in the period in which the decrease occurs.

A low interest rate environment increases our exposure to prepayment risk in our mortgage portfolio and the mortgage-backed securities in our investment portfolio. Increased prepayments, refinancing or other factors that impact loan balances could reduce expected revenue associated with mortgage assets and could also lead to a reduction in the value of our mortgage servicing rights, which could have a negative impact on our financial results.

Our mortgage banking revenue can fluctuate significantly.

We earn revenue from fees received for originating, selling and servicing mortgage loans. Generally, if interest rates rise, the demand for mortgage loans tends to fall, reducing the revenue we receive from originations and sales of mortgage loans. At the same time, mortgage banking revenue can increase through increases in fair value. When interest rates decline, originations tend to increase and the value of MSR tends to decline, also with some offsetting revenue effect. The negative effect on revenue from a decrease in the fair value of residential MSR is immediate, but any offsetting revenue benefit from more originations and the MSR relating to new loans accrues over time. It is also possible that even if interest rates were to fall, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the MSR value caused by the lower rates.

We depend upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae.

Our ability to generate revenues in our home lending group depends on programs administered by government-sponsored entities that play an important role in the residential mortgage industry. During 2017, 76% of mortgage loans were originated for sale to, or through programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. We service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae.  A majority of our mortgage servicing rights and loans serviced through subservicing agreements relate to these servicing activities. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards. Our status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller and servicer is subject to compliance with guidelines and failure to meet such guidelines could result in the unilateral termination of our status as an approved seller or servicer.  Changes in the existing government-sponsored mortgage programs or servicing eligibility standards through legislation or otherwise, or our failure to maintain a relationship with each of Fannie Mae, Freddie Mac and Ginnie Mae, could materially and adversely affect our business, financial position, results of operations and cash flows through negative impact on the pricing of mortgage related assets in the secondary market, higher mortgage rates to borrowers, or lower mortgage origination volumes and margins.

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

We are subject to extensive government regulation and supervision; compliance with new and existing legislation, regulation and supervisory requirements and expectations could detrimentally affect the Company's business.

Umpqua Holdings Corporation and its subsidiaries, primarily Umpqua Bank, are subject to extensive federal and state regulation and supervision, the primary focus of which is to protect customers, depositors, the deposit insurance fund and the safety and soundness of the banking system as a whole, and not shareholders. The quantity and scope of applicable federal and state regulations may place banks and brokerage firms at a competitive disadvantage compared to less regulated competitors such as fintech companies, finance companies, credit unions, mortgage banking companies and leasing companies. Banking and consumer lending laws and regulations apply to almost every aspect of our business, including lending, capital, investments, deposits, other services and products, risk management, dividends and acquisitions.

Legislation and regulation with respect to our industry has increased in recent years, and we expect that supervision and regulation will continue to expand in scope and complexity. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways, and could subject us to additional costs, limits on the services and products we may offer or limits on the pricing of banking services and products. In addition, establishing systems and processes to achieve compliance with laws and regulation increases our costs and could limit our ability to pursue business opportunities.

If we receive less than satisfactory results on regulatory examinations, we could be subject to damage to our reputation, significant fines and penalties, requirements to increase compliance and risk management activities and related costs and restriction on acquisitions, new locations, new lines of business, or continued growth. Future changes in federal and state banking and brokerage regulations could adversely affect our operating results and ability to continue to compete effectively. For example, the Dodd-Frank Act and related regulations subject us to additional restrictions, oversight and reporting obligations, which have significantly increased costs. And over the last several years, state and federal regulators have focused on enhanced risk management practices, compliance with the Bank Secrecy Act and anti-money laundering laws, data integrity and security, use of service providers, and fair lending and other consumer protection issues, which has increased our need to build additional processes and infrastructure. Government agencies charged with adopting and interpreting laws, rules and regulations, may do so in an unforeseen manner, including in ways that potentially expand the reach of the laws, rules or regulations more than initially contemplated or currently anticipated. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof. Compliance with such current and potential regulation and scrutiny could significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner. Our success depends on our ability to maintain compliance with both existing and new laws and regulations.

Interest rate volatility and credit risk adjusted rate spreads may impact our financial assets and liabilities measured at fair value, particularly the fair value of our junior subordinated debentures.

The widening of the credit risk adjusted rate spreads on potential new issuances of junior subordinated debentures above our contractual spreads and reductions in three-month LIBOR rates have contributed to the cumulative positive fair value adjustment in our junior subordinated debentures carried at fair value. Tightening of these credit risk adjusted rate spreads and interest rate volatility may result in recognizing negative fair value adjustments charged to earnings in the future.

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

In June 2013, federal banking regulators jointly issued the Basel III rules. The rules imposed new capital requirements and implement Section 171 of the Dodd Frank Act.  The new rules were to be phased in through 2019, however, on November 21, 2017, the federal banking regulators finalized a halt in the phase-in of certain provisions of the rule for certain banks including Umpqua. Among other things, the Basel III rules require that we maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%.  In addition, we must maintain an additional capital conservation buffer of 2.5% of total risk weighted assets or be subject to limitations on dividends and other capital distributions, as well as limiting discretionary bonus payments to executive officers. It is possible the Company may accelerate redemption of the existing junior subordinated debentures to support regulatory total capital levels.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value within non-interest income. The new rules may require us to raise more common capital or other capital that qualifies as Tier 1 capital. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. If we grow more rapidly than any increase in our deposit balances, we are likely to become more dependent on these sources, which include brokered deposits, Federal Home Loan Bank advances, proceeds from the sale of loans and liquidity resources at the holding company. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs, and our profitability would be adversely affected.

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

Our business involves storing and processing sensitive consumer and business customer data. We depend on internal systems and outsourced technology to support these data storage and processing operations. Despite our efforts to ensure the security and integrity of our systems, we may not be able to anticipate, detect or recognize threats to our systems or to implement effective preventive measures against all cyber security breaches. Cyberattack techniques change regularly and can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments, and such third parties may seek to gain access to systems directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems. These risks may increase in the future as we continue to increase our mobile and other internet-based product offerings and expands our internal usage of web-based products and applications. A cyber security breach or cyberattack could persist for a long time before being detected and could result in theft of sensitive data or disruption of our transaction processing systems.

Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. A material breach of customer data security may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions and/or result in litigation. Cyber security risk management programs are expensive to maintain and will not protect the Company from all risks associated with maintaining the security of customer data and the Company's proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors. In addition, Congress and the legislatures of states in which we operate regularly consider legislation that would impose more stringent data privacy requirements, resulting in increased compliance costs.

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

Our brand and reputation are important assets. Our relationship with many of our customers is predicated upon our reputation as a high-quality provider of financial services that adheres to the highest standards of ethics, service quality and regulatory compliance. We believe that our brand has been, and continues to be, well received in our industry, with current and potential customers, investors and employees. Our ability to attract and retain customers, investors and employees depends upon external perceptions of us. Damage to our reputation among existing and potential customers, investors and employees could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, lending practices, inadequate protection of customer information, sales and marketing efforts, compliance failures, unethical behavior and the misconduct of employees. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.

A decline in the Company's stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.

From time to time, the Company's common stock has traded at a price below its book value, including goodwill and other intangible assets.  A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in impairment of our goodwill.  We have a significant goodwill asset on our balance sheet. If impairment was deemed to exist, a write down of goodwill would occur with a charge to earnings.

Involvement in non-bank business creates risks associated with the securities industry.

Umpqua Investments' retail brokerage operations present special risks not borne by financial institutions that focus exclusively on traditional community banking. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may adversely affect Umpqua Investments' operations. Umpqua Investments is also dependent on a small number of established brokers, whose departure could result in the loss of a significant number of customer accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect Umpqua Investments' income and potentially require the contribution of additional capital to support its operations. Umpqua Investments is subject to claim arbitration risk arising from customers who claim their investments were not suitable or that their portfolios were too actively traded. These risks increase when the market declines. The risks associated with retail brokerage may not be supported by the income generated by those operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations-"Non-interest Income".

The value of the securities in our investment securities portfolio may be negatively affected by disruptions in securities markets.

The market for some of the investment securities held in our portfolio has become volatile over the past three years. Volatile market conditions or deteriorating financial performance of the issuer or obligor may detrimentally affect the value of these securities. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
The executive offices of Umpqua and Umpqua Investments are located at One SW Columbia Street in Portland, Oregon in office space that is leased. The Bank's headquarters, located in Roseburg, Oregon, is owned. At December 31, 2017, the Bank conducted community banking activities or operated Commercial Banking Centers at 333 locations, in Oregon, Washington, California, Idaho and Nevada, of which 137 are owned and 196 are leased under various agreements. As of December 31, 2017, the Bank also operated 22 facilities for the purpose of administrative and other functions, such as back-office support, of which 3 are owned and 19 are leased. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities. As of December 31, 2017, Umpqua Investments leased 4 stand-alone offices from unrelated third parties and also leased space in 7 Bank stores under lease agreements based on market rates.
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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
 (a)    Our common stock is traded on The NASDAQ Global Select Market under the symbol "UMPQ." As of December 31, 2017, there were 400,000,000 common shares authorized for issuance. The following table presents the high and low sales prices of our common stock for each period, based on inter-dealer prices that do not include retail mark-ups, mark-downs or commissions, and cash dividends declared for each period:

Quarter Ended	High	Low	Cash Dividend Per Share
December 31, 2017	$22.86	$19.45	$0.18
September 30, 2017	$19.69	$16.77	$0.18
June 30, 2017	$19.09	$16.65	$0.16
March 31, 2017	$19.50	$16.68	$0.16

December 31, 2016	$19.30	$14.78	$0.16
September 30, 2016	$16.51	$14.79	$0.16
June 30, 2016	$16.78	$14.61	$0.16
March 31, 2016	$16.35	$13.46	$0.16

As of December 31, 2017, our common stock was held by approximately 4,834 shareholders of record, a number that does not include beneficial owners who hold shares in "street name", or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2017, a total of 98,000 stock options, 1.2 million shares of restricted shares and 22,000 restricted stock units were outstanding.
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
During 2017, Umpqua's Board of Directors approved a quarterly cash dividend of $0.16 per common share for first and second quarters and $0.18 for third and fourth quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy.
We have a dividend reinvestment plan that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Umpqua and its subsidiaries and predecessors by merger that were in effect at December 31, 2017.

(shares in thousands)
	Equity Compensation Plan Information
	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2013 Stock Incentive Plan (1)	—	$—	6,985
2003 Stock Incentive Plan (1)	125	$16.38	—
Other (2)	33	$16.42	—
Total	158	$16.39	6,985

Equity compensation plans not approved by security holders	—	$—	—
Total	158	$16.39	6,985

(1)
Shareholders approved the Company's 2013 Incentive Plan (the "2013 Plan") on April 16, 2013, and approved an amendment to the 2013 plan to increase the number of authorized shares at the 2016 annual meeting of shareholders. The 2013 Plan authorizes the issuance of equity awards to directors and employees and reserves 12.0 million shares of the Company's common stock for issuance under the plan (up to 6 million shares for "full value awards" as described below). With the adoption of the 2013 Plan, no additional awards will be issued from prior plans. Under the terms of the 2013 Plan, options and awards generally vest ratably over a period of three to five years, the exercise price of each option equals the market price of the Company's common stock on the date of the grant, and the maximum term is ten years. The 2013 Plan weights "full value awards" (restricted shares and performance share awards) as two shares issued from the total authorized under the 2013 Plan; we have issued only full value awards under the 2013 Plan. For purposes of column (C) above, the total number of shares available for future issuance under the 2013 Plan for full value awards was 3.5 million at December 31, 2017. At December 31, 2017, 1.2 million shares issued under the 2013 Plan as restricted stock/performance share awards were outstanding, but subject to forfeiture in the event time or performance based conditions are not met.

(2)	Includes other Umpqua stock plans and stock plans assumed through previous mergers.

(3)	Weighted average exercise price is based solely on securities with an exercise price.

(b)    Not applicable.

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2017:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
10/1/17 - 10/31/17	821	$19.79	—	10,582,429
11/1/17 - 11/30/17	103,405	$20.66	100,000	10,482,429
12/1/17 - 12/31/17	364	$21.07	—	10,482,429
Total for quarter	104,590	$20.65	100,000

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 4,305 shares to be issued upon vesting of restricted stock awards and 285 shares to be issued upon vesting of restricted stock units to pay withholding taxes. During the three months ended December 31, 2017, 100,000 shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2019. As of December 31, 2017, a total of 10.5 million shares remained available for repurchase. The Company repurchased 325,000 shares under the repurchase plan during 2017, repurchased 635,000 shares in 2016, and 571,000 shares under the repurchase plan in 2015. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

There were 35,000 and 154,000 shares tendered in connection with option exercises during the years ended December 31, 2017 and 2016, respectively. Restricted shares cancelled to pay withholding taxes totaled 91,000 and 279,000 shares during the years ended December 31, 2017 and 2016, respectively. There were 17,000 restricted stock units cancelled to pay withholding taxes during the years ended December 31, 2017 and 49,000 in 2016.

Stock Performance Graph

The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2017, with (i) the Total Return Index for NASDAQ Bank Stocks (ii) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (iii) the Standard and Poor's 500 and (iv) the Total Return Index for Nasdaq Bank Stocks and (v) SNL U.S. Bank Nasdaq. This comparison assumes $100.00 was invested on December 31, 2012, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2012 to December 31, 2017, was obtained by using the NASDAQ closing prices as of the last trading day of each year.

	Period Ending
	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Umpqua Holdings Corporation	$100.00	$168.70	$155.18	$150.46	$184.91	$212.22
Nasdaq U.S.	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71
S&P 500	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
SNL U.S. Bank Nasdaq	$100.00	$143.73	$148.86	$160.70	$222.81	$234.58

ITEM 6. SELECTED FINANCIAL DATA.
Umpqua Holdings Corporation
Annual Financial Trends

(in thousands, except per share data)	2017	2016	2015	2014	2013
Interest income	$938,104	$910,639	$929,866	$822,521	$442,846
Interest expense	78,216	66,051	58,232	48,693	37,881
Net interest income	859,888	844,588	871,634	773,828	404,965
Provision for loan and lease losses	47,254	41,674	36,589	40,241	10,716
Non-interest income	277,196	299,940	275,724	181,174	122,895
Non-interest expense	738,551	721,842	718,060	601,746	355,825
Merger related expenses	9,324	15,313	45,582	82,317	8,836
Income before provision for income taxes	341,955	365,699	347,127	230,698	152,483
Provision for income taxes	95,936	132,759	124,588	83,040	54,192
Net income	246,019	232,940	222,539	147,658	98,291
Dividends and undistributed earnings allocated to participating securities	56	125	357	484	788
Net earnings available to common shareholders	$245,963	$232,815	$222,182	$147,174	$97,503

YEAR END
Assets	$25,741,439	$24,813,119	$23,406,381	$22,620,965	$11,636,666
Earning assets	22,768,461	21,775,347	20,309,574	19,381,411	10,272,043
Loans and leases (1)	19,080,184	17,508,663	16,866,536	15,338,794	7,732,228
Deposits	19,948,300	19,020,985	17,707,189	16,892,099	9,117,660
Term debt	802,357	852,397	888,769	1,006,395	251,494
Junior subordinated debentures, at fair value	277,155	262,209	255,457	249,294	87,274
Junior subordinated debentures, at amortized cost	100,609	100,931	101,254	101,576	101,899
Total shareholders' equity	4,014,786	3,916,795	3,849,334	3,777,626	1,723,917
Common shares outstanding	220,149	220,177	220,171	220,161	111,973

AVERAGE
Assets	$25,127,244	$24,121,462	$22,905,541	$19,169,098	$11,507,688
Earning assets	22,178,926	21,010,501	19,727,031	16,484,664	10,224,606
Loans and leases (1)	18,235,547	17,258,081	15,938,127	13,003,762	7,367,602
Deposits	19,351,738	18,347,451	17,250,810	14,407,331	9,057,673
Term debt	846,542	897,050	923,992	815,017	252,546
Junior subordinated debentures	365,196	359,003	352,872	301,525	189,237
Total shareholders' equity	3,969,866	3,898,599	3,820,505	3,137,858	1,729,083
Basic common shares outstanding	220,251	220,282	220,327	186,550	111,938
Diluted common shares outstanding	220,836	220,908	221,045	187,554	112,176

PER COMMON SHARE DATA
Basic earnings	$1.12	$1.06	$1.01	$0.79	$0.87
Diluted earnings	1.11	1.05	1.01	0.78	0.87
Book value	18.24	17.79	17.48	17.16	15.40
Tangible book value (2)	9.98	9.50	9.16	8.79	8.46
Cash dividends declared	0.68	0.64	0.62	0.60	0.60

(dollars in thousands)	2017	2016	2015	2014	2013
PERFORMANCE RATIOS
Return on average assets (3)	0.98%	0.97%	0.97%	0.77%	0.85%
Return on average common shareholders' equity (4)	6.20%	5.97%	5.82%	4.69%	5.64%
Return on average tangible common shareholders' equity (5)	11.45%	11.25%	11.22%	9.17%	9.77%
Efficiency ratio (6)	65.51%	64.15%	66.27%	71.23%	66.83%
Average common shareholders' equity to average assets	15.80%	16.16%	16.68%	16.37%	15.03%
Leverage ratio (7)	9.38%	9.21%	9.73%	10.99%	10.90%
Net interest margin (fully tax equivalent) (8)	3.90%	4.04%	4.44%	4.73%	4.01%
Non-interest income to total net revenue (9)	24.38%	26.21%	24.03%	18.97%	23.28%
Dividend payout ratio (10)	60.71%	60.38%	61.39%	75.95%	68.97%

ASSET QUALITY
Non-performing loans and leases (11)	$82,459	$56,134	$44,384	$59,553	$35,321
Non-performing assets (11)	94,193	62,872	66,691	97,495	59,256
Allowance for loan and lease losses	140,608	133,984	130,322	116,167	95,085
Net charge-offs	40,630	38,012	22,434	19,159	19,297
Non-performing loans and leases to loans and leases	0.43%	0.32%	0.26%	0.39%	0.46%
Non-performing assets to total assets	0.37%	0.25%	0.28%	0.43%	0.51%
Allowance for loan and lease losses to total loans and leases	0.74%	0.77%	0.77%	0.76%	1.23%
Allowance for credit losses to loans and leases	0.76%	0.79%	0.79%	0.78%	1.25%
Net charge-offs to average loans and leases	0.22%	0.22%	0.14%	0.15%	0.26%

(1)	Excludes loans held for sale

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

(11)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $12.4 million, $10.9 million, $19.2 million, $11.1 million and $4.1 million, as of December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS

See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this report.

EXECUTIVE OVERVIEW

Significant items for the year ended December 31, 2017 were as follows:

Financial Performance

•	Net earnings available to common shareholders per diluted common share were $1.11 for the year ended December 31, 2017, as compared to $1.05 for the year ended December 31, 2016.

•
Due to the passage of the Tax Cuts and Jobs Act ("Tax Act") in December 2017, the Company recognized a $26.9 million net benefit to the provision for income taxes related to a revaluation of the net deferred tax liability and amortization of tax credit investments, partially offset by the non-deductibility of certain executive compensation.

•
Net interest margin, on a tax equivalent basis, was 3.90% for the year ended December 31, 2017, compared to 4.04% for the year ended December 31, 2016.  The decrease in net interest margin compared to the same period in the prior year was driven by lower average yields on the loan and lease portfolio, reflecting a lower level of accretion of the credit discount, along with an increase in the cost of interest-bearing liabilities.

•
Residential mortgage banking revenue was $136.3 million for 2017, compared to $157.9 million for 2016. The decrease for the year ended December 31, 2017 was driven by a 14.4% decrease in closed loans for sale volume, as well as a lower gain on sale margin to 3.51%, compared to 3.72% in the same period of the prior year. These were partially offset by a lower negative fair value adjustment of $23.3 million on the MSR asset relative to the negative fair value adjustment of $25.9 million for the year ended December 31, 2016.

•
Total gross loans and leases were $19.1 billion as of December 31, 2017, an increase of $1.6 billion, or 9%, compared to December 31, 2016.  This increase reflects balanced growth across the Company's commercial term, multifamily, leases and equipment finance, and mortgage portfolios.

•
Total deposits were $19.9 billion as of December 31, 2017, an increase of $927.3 million, as compared to December 31, 2016. The increase was primarily attributable to growth in demand, money market, and savings accounts.

•	Total consolidated assets were $25.7 billion as of December 31, 2017, as compared to $24.8 billion at December 31, 2016.

Credit Quality

•
Non-performing assets increased to $94.2 million, or 0.37% of total assets, as of December 31, 2017, as compared to $62.9 million, or 0.25% of total assets, as of December 31, 2016.  Non-performing loans were $82.5 million, or 0.43% of total loans, as of December 31, 2017, as compared to $56.1 million, or 0.32% of total loans as of December 31, 2016.  This increase primarily reflects several larger loans which moved to non-performing status during the year.

•
The provision for loan and lease losses was $47.3 million for 2017, as compared to $41.7 million recognized for 2016. The increase was principally attributable to strong growth in the loan and lease portfolio. Net charge-offs on loans were $40.6 million for the year ended December 31, 2017, or 0.22% of average loans and leases, as compared to net charge-offs of $38.0 million, or 0.22% of average loans and leases, for the year ended December 31, 2016.

Capital and Growth Initiatives

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

•
The Company's total risk based capital was 14.1% and its Tier 1 common to risk weighted assets ratio was 11.1% as of December 31, 2017. As of December 31, 2016, the Company's total risk based ratio was 14.7% and its Tier 1 common to risk weighted assets ratio was 11.5%.

•	Declared cash dividends of $0.68 per common share for 2017 and $0.64 per common share for 2016.

•	Repurchased 325,000 shares of common stock for $6.0 million.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of December 31, 2017, there was no unallocated allowance amount.
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
Management believes that the ALLL was adequate as of December 31, 2017. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. A substantial percentage of our loan portfolio is secured by real estate; as a result, a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

Retained mortgage servicing rights are measured at fair value as of the date of the related loan sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected net future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available.

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

The Company performed its annual goodwill impairment analysis as of December 31, 2017. The Company assessed qualitative factors to determine whether the existence of events and circumstances indicated that it is more likely than not that the indefinite-lived intangible asset is impaired, and determined no factors indicated an impairment. During 2017, the Company modified its reporting units based on a change in segment reporting. Goodwill previously allocated to the Community Banking reporting unit was split into multiple new segments. The Company performed an analysis to allocate goodwill between the new reporting units of Commercial Bank, Retail Bank, and Wealth Management. The Company performed its analysis of goodwill for both the Company as a whole, as well as analyzing any factors that would impact the individual reporting units.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding Recent Accounting Pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

RESULTS OF OPERATIONS-OVERVIEW

For the year ended December 31, 2017, net earnings available to common shareholders were $246.0 million, or $1.11 per diluted common share, as compared to net earnings available to common shareholders of $232.8 million, or $1.05 per diluted common share for the year ended December 31, 2016. The increase for the year ended December 31, 2017 compared to the prior year was mainly attributable to the $26.9 million net benefit to the provision for income taxes related to the revaluation of the net deferred tax liability and amortization of tax credit investments associated with the passage of the Tax Cuts and Jobs Act in December 2017 ("Tax Act"), partially offset by the non-deductibility of certain executive compensation. The Company also had an increase in net interest income, which is driven primarily by higher average balances of loans and leases. The increase in net interest income was offset by a decrease in non-interest income and an increase in non-interest expense. The decrease in non-interest income was driven primarily by lower residential mortgage banking revenue and higher net loss on junior subordinated debentures carried at fair value. The increase in non-interest expense was primarily driven by higher salaries and benefits expense, offset by lower merger related expenses.

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

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the years ended December 31, 2017, 2016, and 2015. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity
For the Years Ended December 31,

(dollars in thousands)	2017	2016	2015
Return on average assets	0.98%	0.97%	0.97%
Return on average common shareholders' equity	6.20%	5.97%	5.82%
Return on average tangible common shareholders' equity	11.45%	11.25%	11.22%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$3,969,866	$3,898,599	$3,820,505
Less: average goodwill and other intangible assets, net	(1,821,223)	(1,828,575)	(1,839,599)
Average tangible common shareholders' equity	$2,148,643	$2,070,024	$1,980,906

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of December 31, 2017 and December 31, 2016:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	December 31, 2017	December 31, 2016
Total shareholders' equity	$4,014,786	$3,916,795
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	30,130	36,886
Tangible common shareholders' equity	$2,197,005	$2,092,258
Total assets	$25,741,439	$24,813,119
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	30,130	36,886
Tangible assets	$23,923,658	$22,988,582
Tangible common equity ratio	9.18%	9.10%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our income. Net interest income for 2017 was $859.9 million, an increase of $15.3 million or 2% compared to the same period in 2016. The increase in net interest income in 2017 as compared to 2016 is driven primarily by higher average balances of loans and leases and investment securities, partially offset by lower average yields on loans and leases including a lower level of accretion of the credit discount from acquired loans. The increase in net interest income was also offset by increased volumes of interest-bearing liabilities and an increase in the average cost of funds due to rising market rates in 2017.
Net interest income for 2016 was $844.6 million, a decrease of $27.0 million or 3% compared to the same period in 2015. The decrease in net interest income in 2016 as compared to 2015 is primarily attributable to lower average yields on interest-earning assets, specifically within the loan and lease portfolio. The decrease was partially offset by growth in average interest-earning assets. The decrease in net interest income also reflects a higher average cost of funds, primarily driven by an increase in the cost of time deposits, as well as an increase in the interest expense on junior subordinated debentures
The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.90% for 2017, a decrease of 14 basis points as compared to 2016.  The decrease in net interest margin primarily resulted from lower average yields on the loan and lease portfolio, as well as an increase in the cost of interest-bearing liabilities. The yield on loans and leases for 2017 decreased by 16 basis points as compared to 2016. The total cost of interest-bearing liabilities for 2017 was 0.53%, representing an increase of 7 basis points compared to 2016. The cost of time deposits was 1.05% in 2017 compared to 0.86% in 2016.
The net interest margin on a fully tax-equivalent basis was 4.04% for 2016, a decrease of 40 basis points as compared to the same period in 2015. The decrease in net interest margin primarily resulted from the lower level of accretion of the credit discount recorded on acquired loans, as well as decreased yields on earning assets.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for years ended December 31, 2017, 2016 and 2015:

Average Rates and Balances

(dollars in thousands)	2017			2016			2015
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$383,802	$14,374	3.75%	$416,724	$15,995	3.84%	$333,455	$12,407	3.72%
Loans and leases (1)	18,235,547	851,147	4.67%	17,258,081	834,072	4.83%	15,938,127	857,026	5.38%
Taxable securities	2,851,136	59,478	2.09%	2,314,062	47,826	2.07%	2,275,512	48,550	2.13%
Non-taxable securities (2)	286,605	13,244	4.62%	284,780	13,426	4.71%	310,684	14,684	4.73%
Temporary investments and interest-bearing deposits	421,836	4,380	1.04%	736,854	3,918	0.53%	869,253	2,236	0.26%
Total interest earning assets	22,178,926	942,623	4.25%	21,010,501	915,237	4.36%	19,727,031	934,903	4.74%
Allowance for loan and lease losses	(138,587)			(132,492)			(126,063)
Other assets	3,086,905			3,243,453			3,304,573
Total assets	$25,127,244			$24,121,462			$22,905,541
INTEREST-BEARING LIABILITIES:
Interest-bearing checking	$2,322,194	$3,725	0.16%	$2,189,589	$2,415	0.11%	$2,080,126	$1,957	0.09%
Money market deposits	6,741,983	13,069	0.19%	6,773,939	10,499	0.15%	6,376,178	9,491	0.15%
Savings deposits	1,412,039	699	0.05%	1,248,831	655	0.05%	1,063,151	1,105	0.10%
Time deposits	2,672,687	28,089	1.05%	2,518,507	21,671	0.86%	2,715,847	17,286	0.64%
Total interest-bearing deposits	13,148,903	45,582	0.35%	12,730,866	35,240	0.28%	12,235,302	29,839	0.24%
Federal funds purchased and repurchase agreements	344,200	475	0.14%	333,919	132	0.04%	321,079	173	0.05%
Term debt	846,542	14,159	1.67%	897,050	15,005	1.67%	923,992	14,470	1.57%
Junior subordinated debentures	365,196	18,000	4.93%	359,003	15,674	4.37%	352,872	13,750	3.90%
Total interest-bearing liabilities	14,704,841	78,216	0.53%	14,320,838	66,051	0.46%	13,833,245	58,232	0.42%
Non-interest-bearing deposits	6,202,835			5,616,585			5,015,508
Other liabilities	249,702			285,440			236,283
Total liabilities	21,157,378			20,222,863			19,085,036
Common equity	3,969,866			3,898,599			3,820,505
Total liabilities and shareholders' equity	$25,127,244			$24,121,462			$22,905,541
NET INTEREST INCOME		$864,407			$849,186			$876,671
NET INTEREST SPREAD			3.72%			3.90%			4.32%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.25%			4.36%			4.74%
INTEREST EXPENSE TO EARNING ASSETS			0.35%			0.32%			0.30%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.90%			4.04%			4.44%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 35% tax rate. The amount of such adjustment was an addition to recorded income of approximately $4.5 million, $4.6 million, and $5.0 million for the years ended 2017, 2016, and 2015, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2017 as compared to 2016 and 2016 compared to 2015. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

(in thousands)	2017 compared to 2016			2016 compared to 2015
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(1,240)	$(381)	$(1,621)	$3,185	$403	$3,588
Loans and leases	46,233	(29,158)	17,075	67,744	(90,698)	(22,954)
Taxable securities	11,200	452	11,652	814	(1,538)	(724)
Non-taxable securities (1)	86	(268)	(182)	(1,221)	(37)	(1,258)
Temporary investments and interest bearing deposits	(2,171)	2,633	462	(386)	2,068	1,682
Total (1)	54,108	(26,722)	27,386	70,136	(89,802)	(19,666)
INTEREST-BEARING LIABILITIES:
Interest bearing demand	156	1,154	1,310	107	351	458
Money market	(50)	2,620	2,570	606	402	1,008
Savings	83	(39)	44	168	(618)	(450)
Time deposits	1,391	5,027	6,418	(1,332)	5,717	4,385
Repurchase agreements and federal funds	4	339	343	7	(48)	(41)
Term debt	(845)	(1)	(846)	(431)	966	535
Junior subordinated debentures	275	2,051	2,326	243	1,681	1,924
Total	1,014	11,151	12,165	(632)	8,451	7,819
Net increase (decrease) in net interest income (1)	$53,094	$(37,873)	$15,221	$70,768	$(98,253)	$(27,485)

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 35% tax rate.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $47.3 million for 2017, as compared to $41.7 million for 2016, and $36.6 million for 2015.  As a percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for 2017 was 0.26%, an increase of 2 basis points from 2016 and an increase of 3 basis points from 2015.

The increase in the provision for loan and lease losses in 2017 as compared to 2016 is primarily attributable to strong growth in the loan portfolio, as well as an increase in net charge-offs. The loan portfolio increased by $1.6 billion since December 31, 2017. Net-charge offs were $40.6 million for 2017, or 0.22% of average loans and leases, as compared to net charge-offs of $38.0 million, or 0.22% of average loans and leases for 2016. For 2017, $613,000 of the provision for loan and lease losses was related to previously acquired loans that were not purchased credit impaired. For 2016, there was a $262,000 recapture of the provision for loan and lease losses related to previously acquired loans that were not purchased credit impaired.

The increase in the provision in 2016 as compared to 2015 is principally attributable to strong growth in the loan portfolio, as well as an increase in net charge-offs. The economy in the Pacific Northwest improved causing the risk ratings of many of our borrowers, as well as the value of the underlying collateral for real estate collateral loans, to improve as compared to prior years. The loan portfolio increased by $642.1 million since December 31, 2015. For 2016, there was a $262,000 recapture of the provision for loan and lease losses related to previously acquired loans that were not purchased credit impaired as compared to $375,000 in the provision for loan and lease losses for the year ended December 31, 2015. Net-charge offs for 2016 were $38.0 million compared to $22.4 million for 2015. The increase in charge-offs related to the lease portfolio which has been a strong growth area for the past few years, although the credit quality metrics for the portfolio remain strong.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans.  Therefore, the non-accrual loans of $51.5 million as of December 31, 2017 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

NON-INTEREST INCOME

Non-interest income for 2017 was $277.2 million, a decrease of $22.7 million, or 8%, as compared to the same period in 2016. Non-interest income for 2016 was $299.9 million, an increase of $24.2 million, or 9%, as compared to 2015. The following table presents the key components of non-interest income for years ended December 31, 2017, 2016 and 2015:

Non-Interest Income
Years Ended December 31,

(dollars in thousands)	2017 compared to 2016				2016 compared to 2015
	2017	2016	Change Amount	Change Percent	2016	2015	Change Amount	Change Percent
Service charges on deposits	$61,469	$61,268	$201	—%	$61,268	$59,740	$1,528	3%
Brokerage revenue	16,083	17,033	(950)	(6)%	17,033	18,481	(1,448)	(8)%
Residential mortgage banking revenue, net	136,276	157,863	(21,587)	(14)%	157,863	124,722	33,141	27%
Gain on investment securities, net	27	858	(831)	(97)%	858	2,922	(2,064)	(71)%
Gain on sale of loans, net	16,721	13,356	3,365	25%	13,356	22,380	(9,024)	(40)%
Loss on junior subordinated debentures carried at fair value	(14,727)	(6,323)	(8,404)	133%	(6,323)	(6,306)	(17)	—%
BOLI income	8,214	8,514	(300)	(4)%	8,514	8,351	163	2%
Other income	53,133	47,371	5,762	12%	47,371	45,434	1,937	4%
Total	$277,196	$299,940	$(22,744)	(8)%	$299,940	$275,724	$24,216	9%

Brokerage commissions and fees in 2017 decreased primarily due to lower annuity and mutual fund account fees at Umpqua Investments offset by increases in managed account fees. Assets under management at Umpqua Investments were $3.4 billion at December 31, 2017, compared to $3.2 billion at December 31, 2016. Brokerage commissions and fees in 2016 decreased due to a decrease in managed account fees at Umpqua Investments.  Assets under management at Umpqua Investments were $3.2 billion at both December 31, 2016 and December 31, 2015.
Residential mortgage banking revenue for the period ended December 31, 2017 as compared to December 31, 2016 decreased by $21.6 million. The decrease was primarily driven by a 14% decrease in closed loans for sale volume, as well as a decrease in the gain on sale margin to 3.51%, compared to 3.72% in 2016. This decrease was partially offset by $4.6 million growth in servicing and $2.7 million less of a loss on the fair value of the MSR. Residential mortgage banking revenue for the period ended December 31, 2016 as compared to December 31, 2015 increased by $33.1 million due to an increase in production, represented by a 14% increase in closed loans for sale volume, partially offset by losses related to the change in fair value of MSR which were higher in 2016 as compared to 2015.

The gain on loan sales for the year ended December 31, 2017, increased by $3.4 million due to a higher volume of leases sold during the year. The decrease from 2015 to 2016, was the result of the mix and volume of loans sold during 2016.

A loss on junior subordinated debentures carried at fair value of $14.7 million was recognized in 2017, an increase of $8.4 million, compared to a loss of $6.3 million for both 2016 and 2015. The increase in 2017 was the result of the change in fair value due to the estimated continued tightening of market credit spreads for these instruments.

Other income in 2017 compared to 2016 increased by $5.8 million, attributable to increased collaboration income from Pivotus of $2.5 million and increased swap revenue of $3.9 million as compared to 2016. Other income in 2016 as compared to 2015 increased by $1.9 million, with increases attributable to various fees that have increased due to the increase in loans and due to increased swap revenue of $1.7 million as compared to 2015.

NON-INTEREST EXPENSE

Non-interest expense for 2017 was $747.9 million, an increase of $10.7 million, or 1%, as compared to 2016. Non-interest expense for 2016 was $737.2 million, a decrease of $26.5 million, or 3%, as compared to 2015.  The following table presents the key elements of non-interest expense for the years ended December 31, 2017, 2016 and 2015.

Non-Interest Expense
Years Ended December 31,

(dollars in thousands)	2017 compared to 2016				2016 compared to 2015
	2017	2016	Change Amount	Change Percent	2016	2015	Change Amount	Change Percent
Salaries and employee benefits	$438,180	$424,830	$13,350	3%	$424,830	$430,936	$(6,106)	(1)%
Occupancy and equipment, net	150,545	151,944	(1,399)	(1)%	151,944	142,975	8,969	6%
Communications	18,932	21,265	(2,333)	(11)%	21,265	20,615	650	3%
Marketing	8,918	10,913	(1,995)	(18)%	10,913	11,419	(506)	(4)%
Services	45,302	42,795	2,507	6%	42,795	46,379	(3,584)	(8)%
FDIC assessments	15,014	15,508	(494)	(3)%	15,508	13,480	2,028	15%
(Gain) loss on other real estate owned, net	(557)	(279)	(278)	100%	(279)	1,894	(2,173)	(115)%
Intangible amortization	6,756	8,622	(1,866)	(22)%	8,622	11,225	(2,603)	(23)%
Merger related expenses	9,324	15,313	(5,989)	(39)%	15,313	45,582	(30,269)	(66)%
Goodwill impairment	—	142	(142)	nm	142	—	142	nm
Other expenses	55,461	46,102	9,359	20%	46,102	39,137	6,965	18%
Total	$747,875	$737,155	$10,720	1%	$737,155	$763,642	$(26,487)	(3)%
nm = not meaningful

Salaries and employee benefits costs increased $13.4 million for 2017 as compared to the prior year primarily related to increases in insurance costs, employee profit sharing and retirement benefits, as well as an increase in full-time equivalent employees. A portion of the increase includes increased compensation for Pivotus. The decrease from 2015 to 2016 primarily related to decreased employee stock-based compensation, as well as declines in certain employee benefits and commissions.
Net occupancy and equipment expense decreased in 2017 as compared to the prior year as a result of a decline in the amortization of purchase price adjustments related to furniture, fixtures, and equipment from prior acquisitions. The increase for 2016 as compared to 2015 was due to additional maintenance contracts related to certain infrastructure system contracts.
Communications costs decreased in 2017 compared to 2016 primarily due to decreased data processing costs due to consolidation and efficiency efforts. Communication costs increased in 2016 compared to 2015 due to increased data processing costs as a result of the Company's continued growth and expansion.
Marketing expense decreased in 2017 compared to 2016 and in 2016 as compared to 2015 primarily related to lower advertising costs associated with branding initiatives in prior years. Services expense increased in 2017 compared to 2016, due to increased examination and consulting fees. The decrease in 2016 compared to 2015 primarily due to decreased fees for services related to system conversions.

FDIC assessments decreased in 2017 compared to 2016 due to changes adopted after a review of the Bank's assessment methodology and reporting process. FDIC assessments increased in 2016 compared 2015 due to the increase in the assets and deposits from organic growth, offset by a surcharge in 2016 that did not occur in 2015.

In the year ended December 31, 2017, the Company recognized a net gain on OREO properties of $557,000, as compared to a net gain on OREO properties of $279,000 for the year ended December 31, 2016 and a $1.9 million loss for the year ended December 31, 2015. The gains in 2017 and 2016 are primarily the result of improving real estate values, allowing for better realization of market values of existing OREO properties.
We incur significant expenses in connection with the completion and integration of bank acquisitions that are not capitalizable. These merger related expenses are recorded in accordance with a Board approved accounting policy with respect to merger related charges, including internal and external charges. These expenses include acquisition related expenses, certain facility closure related costs, customer communications, restructuring expenses (including associate severance and retention charges) and expenses related to conversions of systems, including consulting costs. The merger related expenses incurred in 2017, 2016, and 2015, relate to the merger with Sterling. In 2017, the merger related expenses are primarily related to costs associated with final work on a non-customer facing system conversion.

Merger Related Expense
Years Ended December 31,

(in thousands)
	2017	2016	2015
Legal and professional	$7,590	$6,904	$21,849
Premises and Equipment	980	5,950	6,640
Personnel	754	1,405	11,564
Communication	—	291	2,309
Contract termination	—	—	154
Other	—	763	3,066
Total merger related expense	$9,324	$15,313	$45,582

Other non-interest expense increased by $9.4 million in 2017 as compared to 2016 due to an increase in brokered deposit fees of $2.6 million due to increased market rates. Exit and disposal costs increased by $1.3 million due to continuing retail store consolidation efforts, charitable contributions increased by $1.5 million, and net non-performing loan expenses increased by $1.1 million. Other non-interest expense increased in 2016 as compared to 2015 due to exit or disposal costs of $4.7 million for the year ended December 31, 2016, which relates to the store consolidations that occurred during the second and third quarters of 2016.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for 2017 was 28.1%, compared to 36.3% for 2016 and 35.9% for 2015. The effective tax rates differed from the federal statutory rate of 35% and the apportioned state rate of 5.1% (net of the federal tax benefit) principally because of the impacts related to the Tax Act, the relative amount of income we earn in each state jurisdiction, income on tax-exempt investment securities, non-taxable income arising from bank owned life insurance, tax credits arising from low income housing investments and nondeductible executive compensation.

The provision for income taxes includes a net credit of $26.9 million, which includes $28.1 million related to the revaluation of our net deferred tax liability and amortization of tax credit investments associated with the passage of the Tax Act partially offset by the non-deductibility of certain executive compensation. For Umpqua, the Tax Act is expected to result in a lower future federal corporate tax rate as well as other prospective positive and negative impacts. Examples of positive impacts, in addition to a lower federal corporate rate, include the repeal of the alternative minimum tax and full expensing of purchased capital assets. Examples of negative impacts include the phase out of FDIC assessment expense deductibility and loss of the performance based compensation exclusion.

In light of the Tax Act, the Company took the opportunity to make additional investments across the organization, including $3.2 million related to employee profit sharing and $2.0 million in donations to the Umpqua Bank Charitable Foundation. In 2018, the Company anticipates strategic investments in digital and technology capabilities that will enhance the customer experience for our business customers.

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
Trading securities consist of securities held in inventory by Umpqua Investments for sale to its clients and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Trading securities were $12.3 million at December 31, 2017, as compared to $11.0 million at December 31, 2016. This increase is principally attributable to an increase in Rabbi Trusts balances.

Investment securities available for sale were $3.1 billion as of December 31, 2017, compared to $2.7 billion at December 31, 2016.  The increase is due to purchases of $952.8 million of investment securities available for sale and an increase in fair value of investments securities available for sale of $1.3 million, offset by paydowns of $559.7 million and amortization of net purchase price premiums of $29.3 million.

Investment securities held to maturity were $3.8 million as of December 31, 2017 as compared to holdings of $4.2 million at December 31, 2016. The change primarily relates to paydowns and maturities of investment securities held to maturity of $520,000.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of December 31 for each of the last three years:

Summary of Investment Securities

(in thousands)	December 31,
	2017	2016	2015
AVAILABLE FOR SALE
U.S. Treasury and agencies	$39,698	$—	$—
Obligations of states and political subdivisions	308,456	307,697	313,117
Residential mortgage-backed securities and collateralized mortgage obligations	2,665,645	2,391,553	2,207,420
Investments in mutual funds and other equity securities	51,970	1,970	2,002
	$3,065,769	$2,701,220	$2,522,539

HELD TO MATURITY
Residential mortgage-backed securities and collateralized mortgage obligations	$3,803	$4,216	$4,609
	$3,803	$4,216	$4,609

The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2017.
Investment Securities Composition*
December 31, 2017

	Amortized Cost	Fair Value	Average Yield
U.S. TREASURY AND AGENCIES
One to five years	$40,021	$39,698	1.51%
	40,021	39,698	1.51%

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
One year or less	23,517	23,577	5.04%
One to five years	127,897	130,938	5.02%
Five to ten years	138,637	140,738	4.17%
Over ten years	13,301	13,203	3.96%
	303,352	308,456	4.59%

OTHER SECURITIES
Residential mortgage-backed securities and collateralized mortgage obligations	2,707,800	2,670,551	2.02%
Other investment securities	51,959	51,970	2.33%
Total securities	$3,103,132	$3,070,675	2.27%
*Weighted average yields are stated on a federal tax-equivalent basis of 35%. Weighted average yields for available for sale investments have been calculated on an amortized cost basis.

The mortgage-related securities in the table above include both pooled mortgage-backed issues and high-quality collateralized mortgage obligation structures, with an average duration of 3.7 years. These mortgage-related securities provide yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile due to refinancing of the underlying mortgage loans.

The securities in "Other investment securities" in the table above at December 31, 2017 and 2016, principally represents investments in a fixed income mutual fund to support our Community Reinvestment Act initiatives.
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

Gross unrealized losses in the available for sale investment portfolio was $41.8 million at December 31, 2017.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $40.4 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $43.5 million at December 31, 2017 and $45.5 million at December 31, 2016.  The decrease is attributable to net redemptions of Federal Home Loan Banks ("FHLB") stock.  Of the $43.5 million at December 31, 2017, $42.0 million represents the Bank's investment in the FHLBs of Des Moines and San Francisco.  FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

LOANS AND LEASES

Loans and Leases, net
Total loans and leases outstanding at December 31, 2017 were $19.1 billion, an increase of $1.6 billion as compared to year-end 2016. This increase is principally attributable to net new loan and lease originations of $1.9 billion, partially offset by loans sold of $254.4 million, charge-offs of $55.9 million and transfers to other real estate owned of $11.2 million during the period.

The following table presents the composition of the loan and lease portfolio, net of deferred fees and costs, as of December 31 for each of the last five years.

Loan and Lease Portfolio Composition
As of December 31,

(dollars in thousands)	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate, net	$9,773,752	51.2%	$9,395,062	53.7%	$9,331,804	55.4%	$8,903,660	58.1%	$4,630,155	59.9%
Commercial, net	4,278,663	22.4%	3,575,627	20.4%	3,174,570	18.8%	2,948,823	19.2%	2,142,213	27.7%
Residential, net	4,295,482	22.5%	3,899,815	22.3%	3,832,973	22.7%	3,097,275	20.2%	907,485	11.7%
Consumer & other, net	732,287	3.9%	638,159	3.6%	527,189	3.1%	389,036	2.5%	52,375	0.7%
Total loans and leases, net	$19,080,184	100.0%	$17,508,663	100.0%	$16,866,536	100.0%	$15,338,794	100.0%	$7,732,228	100.0%

Loan and Lease Concentrations
The following table presents the concentration distribution of our loan and lease portfolio by major type:

(dollars in thousands)	December 31, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,491,137	18.3%	$3,330,442	19.0%
Owner occupied term, net	2,488,251	13.0%	2,599,055	14.9%
Multifamily, net	3,087,792	16.2%	2,858,956	16.3%
Construction & development, net	540,707	2.8%	463,625	2.7%
Residential development, net	165,865	0.9%	142,984	0.8%
Commercial
Term, net	1,944,987	10.2%	1,508,780	8.6%
Lines of credit & other, net	1,166,173	6.1%	1,116,259	6.4%
Leases and equipment finance, net	1,167,503	6.1%	950,588	5.4%
Residential
Mortgage, net	3,192,185	16.7%	2,887,971	16.5%
Home equity loans & lines, net	1,103,297	5.8%	1,011,844	5.8%
Consumer & other, net	732,287	3.9%	638,159	3.6%
Total, net of deferred fees and costs	$19,080,184	100.0%	$17,508,663	100.0%

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our commercial real estate and commercial loan portfolios and the rate sensitivity of these loans to changes in interest rates as of December 31, 2017:

(in thousands)	By Maturity				Loans Over One Year by Rate Sensitivity
	One Year or Less	One Through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate	$791,621	$2,019,149	$6,962,982	$9,773,752	$1,281,316	$7,700,815
Commercial (1)	$1,620,361	$796,581	$694,218	$3,111,160	$798,698	$692,101

(1)	Excludes the lease and equipment finance portfolio.

ASSET QUALITY AND NON-PERFORMING ASSETS

The following table summarizes our non-performing assets and restructured loans:

Non-Performing Assets
As of December 31,

(dollars in thousands)	2017	2016	2015	2014	2013
Loans and leases on non-accrual status	$51,465	$27,765	$29,215	$52,041	$31,891
Loans and leases past due 90 days or more and accruing (1)	30,994	28,369	15,169	7,512	3,430
Total non-performing loans and leases	82,459	56,134	44,384	59,553	35,321
Other real estate owned	11,734	6,738	22,307	37,942	23,935
Total non-performing assets	$94,193	$62,872	$66,691	$97,495	$59,256
Restructured loans (2)	$32,157	$40,667	$31,355	$54,836	$68,791
Allowance for loan and lease losses	$140,608	$133,984	$130,322	$116,167	$95,085
Reserve for unfunded commitments	3,963	3,611	3,574	3,539	1,436
Allowance for credit losses	$144,571	$137,595	$133,896	$119,706	$96,521
Asset quality ratios:
Non-performing assets to total assets	0.37%	0.25%	0.28%	0.43%	0.51%
Non-performing loans and leases to total loans and leases	0.43%	0.32%	0.26%	0.39%	0.46%
Allowance for loan and lease losses to total loans and leases	0.74%	0.77%	0.77%	0.76%	1.23%
Allowance for credit losses to total loans and leases	0.76%	0.79%	0.79%	0.78%	1.25%
Allowance for credit losses to total non-performing loans and leases	175%	245%	302%	201%	273%

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $12.4 million, $10.9 million, $19.2 million, $11.1 million and $4.1 million, as of December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

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

The purchased non-credit impaired loans had remaining credit discount that will accrete into interest income over the life of the loans of $26.2 million and $43.9 million, as of December 31, 2017 and 2016, respectively. The purchased credit impaired loan pools had remaining discounts of $33.2 million and $45.7 million, as of December 31, 2017 and 2016, respectively.

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

Restructured Loans
At December 31, 2017 and 2016, impaired loans of $32.2 million and $40.7 million were classified as performing restructured loans, respectively.  The restructurings were granted in response to borrower financial difficulty, by providing modification of loan repayment terms. The performing restructured loans on accrual status represent principally the only impaired loans accruing interest at December 31, 2017.  In order for a restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. There were $917,000 available commitments for troubled debt restructurings outstanding as of December 31, 2017 and none in 2016.

The following table presents a distribution of our performing restructured loans by year of maturity, according to the restructured terms, as of December 31, 2017:

(in thousands)
Year	Amount
2018	$22,306
2019	745
2020	54
2021	2,575
2022	—
Thereafter	6,477
Total	$32,157

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for loan and lease losses ("ALLL") totaled $140.6 million at December 31, 2017, an increase of $6.6 million from the $134.0 million at December 31, 2016. The increase in the ALLL from the prior year-end is primarily due to loan and lease growth.
The following table provides a summary of activity in the ALLL by major loan type, net of deferred fees for each of the five years ended December 31:
Allowance for Loan and Lease Losses

(dollars in thousands)	2017	2016	2015	2014	2013
Balance, beginning of period	$133,984	$130,322	$116,167	$95,085	$103,666
Loans charged-off:
Commercial real estate, net	(2,407)	(3,137)	(6,797)	(8,030)	(9,748)
Commercial, net	(44,511)	(35,545)	(20,247)	(16,824)	(20,810)
Residential, net	(985)	(1,885)	(970)	(1,855)	(3,655)
Consumer & other, net	(8,016)	(9,356)	(7,557)	(3,469)	(1,285)
Total loans charged-off	(55,919)	(49,923)	(35,571)	(30,178)	(35,498)
Recoveries:
Commercial real estate, net	3,068	1,958	2,682	2,539	4,436
Commercial, net	8,163	4,995	5,001	6,744	10,445
Residential, net	764	1,028	641	462	569
Consumer & other, net	3,294	3,930	4,813	1,274	751
Total recoveries	15,289	11,911	13,137	11,019	16,201
Net charge-offs	(40,630)	(38,012)	(22,434)	(19,159)	(19,297)
Provision charged to operations	47,254	41,674	36,589	40,241	10,716
Balance, end of period	$140,608	$133,984	$130,322	$116,167	$95,085
As a percentage of average loans and leases:
Net charge-offs	0.22%	0.22%	0.14%	0.15%	0.26%
Provision for loan and lease losses	0.26%	0.24%	0.23%	0.31%	0.15%
Recoveries as a percentage of charge-offs	27.34%	23.86%	36.93%	36.51%	45.64%

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the allowance for loan and lease losses, and acknowledges the inherent imprecision of all loss prediction models. At both December 31, 2017 and 2016, there was no unallocated allowance for loan and lease losses.

The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans and leases in each category to total loans and leases, net of deferred fees, as of December 31:

Allowance for Loan and Lease Losses Composition
As of December 31,

(dollars in thousands)	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate, net	$45,765	51.2%	$47,795	53.7%	$54,293	55.4%	$55,184	58.1%	$59,538	59.9%
Commercial, net	63,305	22.4%	58,840	20.4%	47,487	18.8%	41,216	19.2%	27,028	27.7%
Residential, net	19,360	22.5%	17,946	22.3%	22,017	22.7%	15,922	20.2%	7,487	11.7%
Consumer & other, net	12,178	3.9%	9,403	3.6%	6,525	3.1%	3,845	2.5%	1,032	0.7%
Allowance for loan and lease losses	$140,608		$133,984		$130,322		$116,167		$95,085

At December 31, 2017, the recorded investment in loans classified as impaired totaled $60.0 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $535,000.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2016, the total recorded investment in impaired loans was $54.0 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $867,000.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans at December 31, 2016.

The following table presents a summary of activity in the reserve for unfunded commitments ("RUC"):

Summary of Reserve for Unfunded Commitments Activity
Years Ended December 31,

(in thousands)	2017	2016	2015
Balance, beginning of period	$3,611	$3,574	$3,539
Net charge to other expense	352	37	35
Balance, end of period	$3,963	$3,611	$3,574

We believe that the ALLL and RUC at December 31, 2017 are sufficient to absorb probable losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

RESIDENTIAL MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our residential mortgage servicing rights asset as of December 31, 2017, 2016, and 2015:

Summary of Residential Mortgage Servicing Rights

Years Ended December 31,

(in thousands)	2017	2016	2015
Balance, beginning of period	$142,973	$131,817	$117,259
Additions for new MSR capitalized	33,445	37,082	35,284
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(1,952)	7,873	(380)
Other (2)	(21,315)	(33,799)	(20,346)
Balance, end of period	$153,151	$142,973	$131,817

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of December 31, 2017, 2016, and 2015 was as follows:

(dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Balance of loans serviced for others	$15,336,597	$14,327,368	$13,047,266
MSR as a percentage of serviced loans	1.00%	1.00%	1.01%

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

GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2017 and 2016, we had goodwill of $1.8 billion.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. For the years ended December 31, 2017 and 2015, there were no goodwill impairment losses recognized. For the year ended December 31, 2016, there were goodwill impairment losses of $142,000 recognized related to a small subsidiary winding down operations.

At December 31, 2017, we had other intangible assets of $30.1 million, as compared to $36.9 million at December 31, 2016.   As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which includes all deposits except certificates of deposit, are recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. Other intangible assets decreased in 2017 from 2016 as a result of amortization of the other intangible assets of $6.8 million during the year. No impairment losses have been recognized in the periods presented.

DEPOSITS

Total deposits were $19.9 billion at December 31, 2017, an increase of $927.3 million, or 5%, as compared to year-end 2016 due to growth in demand, money market, and savings accounts, partially offset by a decline in time deposits.

The following table presents the deposit balances by major category as of December 31, 2017 and 2016:

Deposits

	December 31, 2017		December 31, 2016
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Non-interest bearing	$6,505,628	33%	$5,861,469	31%
Interest bearing demand	2,384,133	12%	2,296,532	12%
Money market	7,037,891	35%	6,932,717	36%
Savings	1,446,860	7%	1,325,757	7%
Time, $100,000 or greater	1,684,498	8%	1,702,982	9%
Time, less than $100,000	889,290	5%	901,528	5%
Total	$19,948,300	100%	$19,020,985	100%

The following table presents the scheduled maturities of time deposits of $100,000 and greater as of December 31, 2017:
Maturities of Time Deposits of $100,000 and Greater

(in thousands)	Amount
Three months or less	$313,389
Over three months through six months	171,345
Over six months through twelve months	394,876
Over twelve months	804,888
Time, $100,000 and over	$1,684,498

The Company has brokered deposits, including Certificate of Deposit Account Registry Service ("CDARS") included in time and money market deposits. The CDARS products are designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. At December 31, 2017, the Company's brokered deposits, including CDARS, were $930.9 million compared to $1.0 billion as of December 31, 2016.
BORROWINGS

At December 31, 2017, the Bank had outstanding $294.3 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $802.4 million at December 31, 2017, primarily with the Federal Home Loan Bank ("FHLB"). Term debt outstanding as of December 31, 2017 decreased $50.0 million since December 31, 2016 as a result of maturity payoffs, offset by new advances. Advances from the FHLB are secured by investment securities and loans secured by real estate. The FHLB advances have coupon interest rates ranging from 1.16% to 7.10% and mature in 2018 through 2033.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $377.8 million and $363.1 million at December 31, 2017 and December 31, 2016, respectively.  The increase is due to the change in fair value for the junior subordinated debentures elected to be carried at fair value. A net loss of $14.7 million for this period reflects the continued tightening of market credit spreads. As of December 31, 2017, the majority of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.

The Company has notified the Trustees of the HB Capital Trust I and Humboldt Bancorp Statutory Trust I of the redemption of all debt securities of these two trusts in the first quarter of 2018. The redemption of these high rate debentures will not adversely impact the liquidity or capital of the Company.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represent 8.8% and 8.6% of total deposits at December 31, 2017 and at December 31, 2016, respectively. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $6.7 billion at December 31, 2017 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $544.0 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at December 31, 2017. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $168.5 million of dividends paid by the Bank to the Company in 2017.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $509.7 million during 2017, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $3.7 billion, offset by originations of loans held for sale of $3.4 billion, as well as the gain on sale of loans of $143.7 million.  This compares to net cash provided by operating activities of $421.6 million during 2016, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $4.1 billion, offset by originations of loans held for sale of $4.0 billion, as well as the gain on sale of loans of $178.1 million.

Net cash of $2.0 billion used in investing activities during 2017 consisted principally of $1.9 billion of net change in loans and leases and $952.8 million in purchases of investment securities available for sale, partially offset by proceeds from investment securities available for sale of $559.7 million and proceeds from sale of loans and leases of $271.1 million. This compares to net cash of $919.0 million used in investing activities during 2016, which consisted principally of net changes in loans and leases of $1.2 billion, purchases of investment securities available for sale of $852.1 million, partially offset by proceeds from investment securities available for sale of $619.8 million and proceeds from sale of loans and leases of $475.8 million.

Net cash of $666.8 million provided by financing activities during 2017 primarily consisted of $928.5 million increase in net deposits and $205.0 million proceeds from term debt borrowings, partially offset by repayment of debt of $255.0 million and dividends paid on common stock of $145.4 million. This compares to net cash of $1.2 billion provided by financing activities during 2016, which consisted primarily of $1.3 billion increase in net deposits, and $490.0 million proceeds from term debt borrowings, partially offset by repayment of term debt of $525.0 million and $141.1 million dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2018, it is possible that our deposit balances for 2018 may not be maintained at previous levels due to store consolidations or pricing pressure. In addition, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

OFF-BALANCE-SHEET-ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 18 and 19 of the Notes to Consolidated Financial Statements in Item 8 below.
The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2017 and maturing as indicated:
Future Contractual Obligations
As of December 31, 2017:

(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits (1)	$18,732,786	$761,405	$450,128	$3,981	$19,948,300
Term debt	100,000	305,000	390,000	5,140	800,140
Junior subordinated debentures (2)	—	—	—	475,427	475,427
Operating leases	33,856	58,273	36,462	48,977	177,568
Other long-term liabilities (3)	4,588	7,868	7,175	47,525	67,156
Total contractual obligations	$18,871,230	$1,132,546	$883,765	$581,050	$21,468,591
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
As of December 31, 2017, the Company has a liability for unrecognized tax benefits in the amount of $3.5 million, which includes accrued interest of $353,000. As the Company is not able to estimate the period in which this liability will be paid in the future, this amount is not included in the future contractual obligations table above.

CONCENTRATIONS OF CREDIT RISK
Information regarding Concentrations of Credit Risk is included in Note 2, 4, and 18 of the Notes to Consolidated Financial Statements in Item 8 below.

CAPITAL RESOURCES

Shareholders' equity at December 31, 2017 was $4.0 billion, an increase of $98.0 million from December 31, 2016. The increase in shareholders' equity during the year ended was principally due to net income of $246.0 million, offset by common stock dividends declared of $150.8 million.

The Federal Reserve Board has in place guidelines for risk-based capital requirements applicable to U.S. banks and bank/financial holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet.
On July 2, 2013, the federal banking regulators approved the final proposed rules that revised the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with the final rules entire requirement phased in on January 1, 2019.

The final rules, among other things, include a common equity Tier 1 capital ("CET1") to risk-weighted assets ratio, including a capital conservation buffer. The required CET1 ratio will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 6.0%, which is the current minimum, to 8.5% on January 1, 2019, as well as require a minimum leverage ratio of 4.0%.

Under the final rule, as Umpqua is above $15.0 billion in assets as a result of an acquisition, the combined trust preferred security debt issuances were phased out of Tier 1 and into Tier 2 capital (75% starting in the first quarter of 2015 and 100% starting in the first quarter of 2016).

On November 21, 2017, the federal banking regulators finalized a halt in the phase-in of certain provisions of the rules for certain banks including Umpqua. The final rules had provided for a number of adjustments to and deductions from the new CET1. The deductions included, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Effective on January 1, 2018, the 2017 rule pauses the full transition to the Basel III treatment for these items.

Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank have made a one-time permanent election to continue to exclude these items in order to avoid significant variations in the level of capital depending on the impact of interest rate fluctuations on the fair value of the Company's securities portfolio.

Under the BASEL III guidelines, capital strength is measured in three tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 6% must be Tier 1 capital and 4.5% must be CET1. Our CET1 capital primarily includes shareholders' equity less certain deductions for goodwill and other intangibles, net of taxes, net unrealized gains (losses) on AFS securities, net of tax, and certain deferred tax assets that arise from tax loss and credit carry-forwards, and totaled $2.2 billion at December 31, 2017. Tier 1 capital is primarily comprised of common equity Tier 1 capital, less certain additional deductions applied during the phase-in period, totaled $2.2 billion at December 31, 2017. Tier 2 capital components include all, or a portion of, the allowance for loan and lease losses in excess of Tier 1 statutory limits. The total of Tier 1 capital plus Tier 2 capital components is referred to as Total Risk-Based Capital, and was $2.8 billion at December 31, 2017. The percentage ratios, as calculated under the guidelines, were 11.07%, 11.07% and 14.06% for CET1, Tier 1 and Total Risk-Based Capital, respectively, at December 31, 2017. The CET1, Tier 1 and Total Risk-Based Capital ratios at December 31, 2016 were 11.47%, 11.47% and 14.72%, respectively.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders' equity, less accumulated other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2017 and 2016 were 9.38% and 9.21%, respectively. As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.

During the year ended December 31, 2017, the Company made no capital contributions to the Bank. At December 31, 2017, all four of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines.

During 2017, Umpqua's Board of Directors approved a cash dividend of $0.16 per common share in the first and second quarters and $0.18 per common share in the third and fourth quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy.

There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2017, 2016 and 2015:

Cash Dividends and Payout Ratios per Common Share

	2017	2016	2015
Dividend declared per common share	$0.68	$0.64	$0.62
Dividend payout ratio	61%	60%	61%

The Company's share repurchase plan, which was first approved by the Board and announced in August 2003, provided authority to repurchase up to 15 million shares of our common stock. In 2017, the Board of Directors approved an extension of the repurchase plan to July 31, 2019. As of December 31, 2017, a total of 10.5 million shares remained available for repurchase. The Company repurchased 325,000 shares under the repurchase plan in 2017. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan. In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

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
Gap Analysis

A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match how the volume of interest sensitive assets and interest bearing liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Gap analysis measures interest rate sensitivity at a point in time as the difference between the estimated volumes of asset and liability cash flows or repricing characteristics across various time horizons: immediate to three months, four to twelve months, one to five years, over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The main focus of this interest rate management tool is the gap sensitivity identified as the cumulative one year gap. As of December 31, 2017, the cumulative one year gap has improved from 35% in 2016 to 31% in 2017. The improvement from the prior year is a result of greater emphasis on variable rate and shorter duration loan fundings, reducing long term asset exposure through targeted loan sales, and the renewal and extension of term borrowings which enable the Company to secure long term fixed rate stable funding. The table below sets forth interest sensitivity gaps for these different intervals as of December 31, 2017.

Interest Sensitivity Gap

(in thousands)	By Estimated Cash Flow or Repricing Interval
	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
ASSETS
Interest bearing cash and temporary investments	$303,424	$—	$—	$—	$—	$303,424
Trading account assets	12,255	—	—	—	—	12,255
Securities held to maturity	74	152	744	2,933	(100)	3,803
Securities available for sale	132,138	363,163	1,350,602	1,201,467	18,399	3,065,769
Loans held for sale	255,282	—	—	—	4,236	259,518
Loans and leases	6,870,736	2,586,510	7,370,189	2,273,754	(21,005)	19,080,184
Non-interest earning assets	—	—	—	—	3,016,486	3,016,486
Total assets	7,573,909	2,949,825	8,721,535	3,478,154	3,018,016	$25,741,439

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$2,384,133	$—	$—	$—	$—	$2,384,133
Money market deposits	7,037,891	—	—	—	—	7,037,891
Savings deposits	1,446,860	—	—	—	—	1,446,860
Time deposits	473,508	897,912	1,198,490	3,878	—	2,573,788
Securities sold under agreements to repurchase	294,299	—	—	—	—	294,299
Term debt	50,000	50,000	695,000	5,140	2,217	802,357
Junior subordinated debentures, at fair value	379,390	—	—	—	(102,235)	277,155
Junior subordinated debentures, at amortized cost	85,572	—	—	10,465	4,572	100,609
Non-interest bearing liabilities and shareholders' equity	—	—	—	—	10,824,347	10,824,347
Total liabilities and shareholders' equity	12,151,653	947,912	1,893,490	19,483	10,728,901	$25,741,439

Interest rate sensitivity gap	(4,577,744)	2,001,913	6,828,045	3,458,671	(7,710,885)
Cumulative interest rate sensitivity gap	$(4,577,744)	$(2,575,831)	$4,252,214	$7,710,885	$—
Cumulative gap as a % of earning assets	(20)%	(11)%	19%	34%

The gap table has inherent limitations and actual results may vary significantly from the results suggested by the gap table. The gap table is unable to incorporate certain balance sheet characteristics or factors. The gap table assumes a static balance sheet and looks at the repricing of existing assets and liabilities without consideration of new loans and deposits that reflect a more current interest rate environment. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly, while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This characteristic is referred to as basis risk and generally relates to the possibility that the repricing index of short-term assets is different from those of short-term liabilities. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity analysis. These prepayments may have a significant impact on our net interest margin.
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
The estimated impact on our net interest income over a time horizon of one year as of December 31, 2017, 2016, and 2015 are indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the "up 200 basis points" scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet of December 31 for each respective year.
Interest Rate Simulation Impact on Net Interest Income
As of December 31,

	2017	2016	2015
Up 300 basis points	5.5%	4.9%	2.5%
Up 200 basis points	3.9%	3.5%	1.9%
Up 100 basis points	2.1%	2.1%	1.2%
Down 100 basis points	(3.9)%	(3.8)%	(2.7)%
Down 200 basis points	(8.1)%	(7.4)%	(5.7)%
Down 300 basis points	(11.3)%	(10.3)%	(7.8)%

Asset sensitivity indicates that in a rising interest rate environment the Company's net interest margin would increase and in a decreasing interest rate environment the Company's net interest margin would decrease. Liability sensitivity indicates that in a rising interest rate environment a Company's net interest margin would decrease and in a decreasing interest rate environment the Company's net interest margin would increase. For all years presented, we were "asset-sensitive" meaning we expect our net interest income to increase as market rates increase. The relative level of asset sensitivity as of December 31, 2017 has increased from the prior periods presented due to the following strategic actions: 1. greater emphasis on C&I lending which typically carry shorter durations and more frequent repricing characteristics; 2. increased focus on swap variable rate production; 3. greater emphasis on reducing long term asset exposure through targeted loan sales; and 4. renewal and extension of term borrowings which enables the Company to secure long term fixed rate stable funding. In the decreasing interest rate environments, we show a decline in net interest income as interest bearing assets re-price lower and deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 300 basis points interest rate environments, we do not believe the down 200 and 300 basis point scenarios are plausible in the near term given the current level of interest rates.
Interest rate sensitivity in the first year of the net interest income simulation for increasing interest rate scenarios is negatively impacted by the cost of non-maturity deposits repricing immediately while interest earnings assets (primarily the loan and leases held for investment portfolio) reprice at a slower rate based upon the instrument level repricing characteristics (refer to the Interest Sensitivity Gap table above). As a result, interest sensitivity in increasing interest rates scenarios improves in subsequent years as these assets reprice. Management also prepares and reviews the longer term trends of the net interest income simulation to measure and monitor risk. This analysis assumes the same rate shift over the first year of the scenario as described above, and holding steady thereafter. The estimated impact on our net interest income over the first and second year time horizons as it relates to our balance sheet as of December 31, 2017 is indicated in the table below.
Interest Rate Simulation Impact on Net Interest Income
As of December 31, 2017

	Year 1	Year 2
Up 300 basis points	5.5%	7.5%
Up 200 basis points	3.9%	5.4%
Up 100 basis points	2.1%	3.1%
Down 100 basis points	(3.9)%	(10.5)%
Down 200 basis points	(8.1)%	(21.0)%
Down 300 basis points	(11.3)%	(25.6)%

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

The table below illustrates the effects of various instantaneous market interest rate changes on the fair values of financial assets and liabilities as compared to the corresponding carrying values and fair values:
Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities
As of December 31,

	2017	2016
Up 300 basis points	(6.6)%	(8.3)%
Up 200 basis points	(3.7)%	(4.6)%
Up 100 basis points	(1.1)%	(1.8)%
Down 100 basis points	(4.6)%	(3.4)%
Down 200 basis points	(5.1)%	(2.6)%
Down 300 basis points	(4.6)%	(3.7)%

As of December 31, 2017, our economic value of equity model indicates a liability sensitive profile. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated economic value of equity. Our overall sensitivity to market interest rate changes as of December 31, 2017 has decreased in the rising rate environment compared to December 31, 2016. As of December 31, 2017, our estimated economic value of equity (fair value of financial assets and liabilities) exceeded our book value of equity. This result is primarily based on the value placed on the Company's significant amount of noninterest bearing and low cost interest bearing deposits. While noninterest bearing deposits do not impact the net interest income simulation, the value of these deposits has a significant impact on the economic value of equity model, particularly when market rates are assumed to rise.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Umpqua Holdings Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Umpqua Holdings Corporation and Subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

Portland, Oregon
February 23, 2018

We have served as the Company's auditor since 2005.

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016

(in thousands, except shares)
	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$330,856	$331,994
Interest bearing cash and temporary investments	303,424	1,117,438
Total cash and cash equivalents	634,280	1,449,432
Investment securities
Trading, at fair value	12,255	10,964
Available for sale, at fair value	3,065,769	2,701,220
Held to maturity, at amortized cost	3,803	4,216
Loans held for sale, at fair value	259,518	387,318
Loans and leases	19,080,184	17,508,663
Allowance for loan and lease losses	(140,608)	(133,984)
Net loans and leases	18,939,576	17,374,679
Restricted equity securities	43,508	45,528
Premises and equipment, net	269,182	303,882
Goodwill	1,787,651	1,787,651
Other intangible assets, net	30,130	36,886
Residential mortgage servicing rights, at fair value	153,151	142,973
Other real estate owned	11,734	6,738
Bank owned life insurance	306,864	299,673
Deferred tax asset, net	—	34,322
Other assets	224,018	227,637
Total assets	$25,741,439	$24,813,119
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$6,505,628	$5,861,469
Interest bearing	13,442,672	13,159,516
Total deposits	19,948,300	19,020,985
Securities sold under agreements to repurchase	294,299	352,948
Term debt	802,357	852,397
Junior subordinated debentures, at fair value	277,155	262,209
Junior subordinated debentures, at amortized cost	100,609	100,931
Deferred tax liability, net	37,503	—
Other liabilities	266,430	306,854
Total liabilities	21,726,653	20,896,324
COMMITMENTS AND CONTINGENCIES (NOTE 18)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 as of December 31, 2017 and 2016; issued and outstanding: 220,148,824 as of December 31, 2017 and 220,177,030 as of December 31, 2016	3,517,258	3,515,299
Retained earnings	522,520	422,839
Accumulated other comprehensive loss	(24,992)	(21,343)
Total shareholders' equity	4,014,786	3,916,795
Total liabilities and shareholders' equity	$25,741,439	$24,813,119

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except per share amounts)
	2017	2016	2015
INTEREST INCOME
Interest and fees on loans and leases	$865,521	$850,067	$869,433
Interest and dividends on investment securities:
Taxable	57,987	46,427	47,842
Exempt from federal income tax	8,725	8,828	9,647
Dividends	1,491	1,399	708
Interest on temporary investments and interest bearing deposits	4,380	3,918	2,236
Total interest income	938,104	910,639	929,866
INTEREST EXPENSE
Interest on deposits	45,582	35,240	29,839
Interest on securities sold under agreement to repurchase and federal funds purchased	475	132	173
Interest on term debt	14,159	15,005	14,470
Interest on junior subordinated debentures	18,000	15,674	13,750
Total interest expense	78,216	66,051	58,232
Net interest income	859,888	844,588	871,634
PROVISION FOR LOAN AND LEASE LOSSES	47,254	41,674	36,589
Net interest income after provision for loan and lease losses	812,634	802,914	835,045
NON-INTEREST INCOME
Service charges on deposits	61,469	61,268	59,740
Brokerage revenue	16,083	17,033	18,481
Residential mortgage banking revenue, net	136,276	157,863	124,722
Gain on sales of investment securities, net	27	858	2,922
Gain on loan sales, net	16,721	13,356	22,380
Loss on junior subordinated debentures carried at fair value	(14,727)	(6,323)	(6,306)
BOLI income	8,214	8,514	8,351
Other income	53,133	47,371	45,434
Total non-interest income	277,196	299,940	275,724
NON-INTEREST EXPENSE
Salaries and employee benefits	438,180	424,830	430,936
Occupancy and equipment, net	150,545	151,944	142,975
Communications	18,932	21,265	20,615
Marketing	8,918	10,913	11,419
Services	45,302	42,795	46,379
FDIC assessments	15,014	15,508	13,480
(Gain) loss on other real estate owned, net	(557)	(279)	1,894
Intangible amortization	6,756	8,622	11,225
Merger related expenses	9,324	15,313	45,582
Goodwill impairment	—	142	—
Other expenses	55,461	46,102	39,137
Total non-interest expense	747,875	737,155	763,642
Income before provision for income taxes	341,955	365,699	347,127
Provision for income taxes	95,936	132,759	124,588
Net income	$246,019	$232,940	$222,539

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except per share amounts)
	2017	2016	2015
Net income	$246,019	$232,940	$222,539
Dividends and undistributed earnings allocated to participating securities	56	125	357
Net earnings available to common shareholders	$245,963	$232,815	$222,182
Earnings per common share:
Basic	$1.12	$1.06	$1.01
Diluted	$1.11	$1.05	$1.01
Weighted average number of common shares outstanding:
Basic	220,251	220,282	220,327
Diluted	220,836	220,908	221,045

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	2017	2016	2015
Net income	$246,019	$232,940	$222,539
Available for sale securities:
Unrealized gains (losses) arising during the period	1,301	(29,817)	(20,860)
Income tax (expense) benefit related to unrealized gains (losses)	(503)	11,558	8,031

Reclassification adjustment for net realized gains in earnings	(27)	(858)	(2,922)
Income tax expense related to realized gains	10	332	1,125
Other comprehensive income (loss), net of tax	781	(18,785)	(14,626)
Comprehensive income	$246,800	$214,155	$207,913

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except shares)	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Retained Earnings		Total
Balance at January 1, 2015	220,161,120	$3,519,316	$246,242	$12,068	$3,777,626
Net income			222,539		222,539
Other comprehensive loss, net of tax				(14,626)	(14,626)
Stock-based compensation		14,383			14,383
Stock repurchased and retired	(844,215)	(14,589)			(14,589)
Issuances of common stock under stock plans	854,186	1,481			1,481
Cash dividends on common stock ($0.62 per share)			(137,480)		(137,480)
Balance at December 31, 2015	220,171,091	$3,520,591	$331,301	$(2,558)	$3,849,334

Balance at January 1, 2016	220,171,091	$3,520,591	$331,301	$(2,558)	$3,849,334
Net income			232,940		232,940
Other comprehensive loss, net of tax				(18,785)	(18,785)
Stock-based compensation		9,790			9,790
Stock repurchased and retired	(1,117,061)	(17,708)			(17,708)
Issuances of common stock under stock plans	1,123,000	2,626			2,626
Cash dividends on common stock ($0.64 per share)			(141,402)		(141,402)
Balance at December 31, 2016	220,177,030	$3,515,299	$422,839	$(21,343)	$3,916,795

Balance at January 1, 2017	220,177,030	$3,515,299	$422,839	$(21,343)	$3,916,795
Net income			246,019		246,019
Other comprehensive income, net of tax				781	781
Stock-based compensation		9,612			9,612
Stock repurchased and retired	(468,555)	(8,614)			(8,614)
Issuances of common stock under stock plans	440,349	961			961
Cash dividends on common stock ($0.68 per share)			(150,768)		(150,768)
Tax rate effect reclassification (1)			4,430	(4,430)	—
Balance at December 31, 2017	220,148,824	$3,517,258	$522,520	$(24,992)	$4,014,786

(1) The reclassification adjustment from accumulated other comprehensive income (loss) to retained earnings relating to the effects from the application of the Tax Cuts and Jobs Act of 2017.

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	246,019	232,940	222,539
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	66,634	115,650	99,966
Amortization of investment premiums, net	29,340	23,743	23,544
Gain on sales of investment securities, net	(27)	(858)	(2,922)
Gain on sale of other real estate owned, net	(703)	(1,998)	(888)
Valuation adjustment on other real estate owned	146	1,719	2,782
Provision for loan and lease losses	47,254	41,674	36,589
Change in cash surrender value of bank owned life insurance	(8,300)	(8,595)	(8,501)
Change in FDIC indemnification asset	—	82	853
Depreciation, amortization and accretion	57,968	59,256	51,593
(Gain) loss on sale of premises and equipment	(1,442)	6,737	3,655
Goodwill impairment	—	142	—
Additions to residential mortgage servicing rights carried at fair value	(33,445)	(37,082)	(35,284)
Change in fair value residential mortgage servicing rights carried at fair value	23,267	25,926	20,726
Change in junior subordinated debentures carried at fair value	14,946	6,752	6,163
Stock-based compensation	9,612	9,790	14,383
Net (increase) decrease in trading account assets	(1,291)	(1,378)	413
Gain on sale of loans, net	(143,716)	(178,141)	(150,855)
Change in loans held for sale carried at fair value	(453)	3,517	696
Origination of loans held for sale	(3,414,431)	(3,990,278)	(3,497,920)
Proceeds from sales of loans held for sale	3,669,679	4,127,503	3,549,226
Change in other assets and liabilities:
Net decrease (increase) in other assets	1,041	(27,080)	24,692
Net (decrease) increase in other liabilities	(52,388)	11,622	15,290
Net cash provided by operating activities	509,710	421,643	376,740
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(952,819)	(852,101)	(1,074,205)
Proceeds from investment securities available for sale	559,746	619,752	805,640
Proceeds from investment securities held to maturity	520	501	598
Purchases of restricted equity securities	(243,171)	(600)	—
Redemption of restricted equity securities	245,191	2,021	72,442
Net change in loans and leases	(1,876,127)	(1,150,919)	(1,816,164)
Proceeds from sales of loans	271,124	475,810	288,805
Net change in premises and equipment	(4,278)	(30,313)	(69,341)
Proceeds from bank owned life insurance death benefit	1,601	814	5,351
Purchase of bank owned life insurance	(750)	—	—
Proceeds from redemption of bank owned life insurance cash surrender value	—	—	6,476
Net change in proceeds from FDIC indemnification asset	632	140	684
Proceeds from sales of other real estate owned	6,705	15,855	22,803
Net cash used in investing activities	(1,991,626)	(919,040)	(1,756,911)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (Continued) For the Years Ended December 31, 2017, 2016 and 2015 (in thousands)
	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	928,462	1,315,886	820,210
Net (decrease) increase in securities sold under agreements to repurchase	(58,649)	48,388	(8,761)
Proceeds from term debt borrowings	205,000	490,000	150,000
Repayment of term debt borrowings	(254,998)	(525,014)	(264,998)
Dividends paid on common stock	(145,398)	(141,074)	(134,618)
Proceeds from stock options exercised	961	2,626	1,481
Repurchases and retirement of common stock	(8,614)	(17,708)	(14,589)
Net cash provided by financing activities	666,764	1,173,104	548,725
Net (decrease) increase in cash and cash equivalents	(815,152)	675,707	(831,446)
Cash and cash equivalents, beginning of period	1,449,432	773,725	1,605,171
Cash and cash equivalents, end of period	$634,280	$1,449,432	$773,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$80,015	$70,796	$67,884
Income taxes	$30,087	$8,164	$13,263
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized losses on investment securities available for sale, net of taxes	$781	$(18,785)	$(14,626)
Tax rate effect reclassification	$(4,430)	$—	$—
Cash dividend declared on common stock and payable after period-end	$39,634	$35,243	$35,281
Change in GNMA mortgage loans recognized due to repurchase option	$1,571	$(8,319)	$8,114
Transfer of loans to other real estate owned	$11,222	$5,888	$9,062
Transfers from other real estate owned to loans due to internal financing	$78	$5,881	$—

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Nature of Operations-Umpqua Holdings Corporation (the "Company") is a financial holding company with headquarters in Portland, Oregon, that is engaged primarily in the business of commercial and retail banking and the delivery of retail brokerage services. The Company provides a wide range of banking, wealth management, mortgage and other financial services to corporate, institutional and individual customers through its wholly-owned banking subsidiary Umpqua Bank (the "Bank"). The Company engages in the retail brokerage business through its wholly-owned subsidiary Umpqua Investments, Inc. ("Umpqua Investments"). The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company. Pivotus Ventures, Inc., a wholly-owned subsidiary of Umpqua Holdings Corporation, uses a startup dynamic and collaboration with other institutions to validate, develop, and test new bank platforms that could have a significant impact on the experience and economics of banking.
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
Consolidation-The accompanying consolidated financial statements include the accounts of the Company, the Bank and its subsidiary, Umpqua Investments, and Pivotus. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2017, the Company had 25 wholly-owned trusts ("Trusts") that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company's consolidated balance sheet as junior subordinated debentures.
Subsequent events-The Company has evaluated events and transactions through the date the consolidated financial statements were issued for potential recognition or disclosure.
Cash and Cash Equivalents-Cash and cash equivalents include cash and due from banks and temporary investments which are federal funds sold and interest bearing balances due from other banks. Cash and cash equivalents generally have a maturity of 90 days or less at the time of purchase.
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
Loans Held for Sale-The Company has elected to account for loans held for sale, which is comprised of residential mortgage loans, at fair value. Fair value is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding and changes in the fair value of the related servicing asset, resulting in revaluation adjustments to the recorded fair value. The inputs used in the fair value measurements are considered Level 2 inputs. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in the fair value of derivative instruments that are used as economic hedges to loans held for sale. Loan origination fees and direct origination costs are recognized immediately in net income. Interest income on loans held for sale is included in interest income in the Consolidated Statements of Income and recognized when earned. Loans held for sale are placed on nonaccrual in a manner consistent with loans held for investment. The Company recognizes the gain or loss on the sale of loans when the sales criteria for derecognition are met.
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
Purchased impaired loans are aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flows are estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The risk characteristics used to aggregate the purchased impaired loans into different pools include risk rating, underlying collateral, type of interest rate (fixed or adjustable), types of amortization, loan purpose, and other similar factors. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, or assets are received in full satisfaction of the loan, and will be removed from the pool at its carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received will be recognized in income immediately as interest income on loans and would not affect the effective yield used to recognize the accretable yield on the remaining pool.  If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, no accrual of income occurs.
The cash flows expected to be received over the life of the pool are estimated by management. These cash flows are input into a loan accounting system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speed assumptions will be periodically reassessed and updated within the accounting system to update our expectation of future cash flows. The excess of the cash flows expected to be collected over a pool's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield are disclosed quarterly.

The excess of the undiscounted contractual amounts due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at the purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses. The purchased impaired loans acquired are and will continue to be subject to the Company's credit review and monitoring.
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
Generally, when a loan is classified as non-accrual, all uncollected accrued interest is reversed to interest income and the accrual of interest income is terminated. Generally, any cash payments subsequently received are applied as a reduction of principal outstanding. In cases where the future collectability of the principal balance in full is expected, interest income may be recognized on a cash basis. A loan may be restored to accrual status when the borrower's financial condition improves so that full collection of future contractual payments is considered likely. For those loans placed on non-accrual status due to payment delinquency, return to accrual status will generally not occur until the borrower demonstrates repayment ability over a period of not less than six months.

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

Allowance for Loan and Lease Losses- The Bank performs regular credit reviews of the loan and lease portfolio to determine the credit quality of the portfolio and the adherence to underwriting standards. When loans and leases are originated, they are assigned a risk rating that is reassessed periodically during the term of the loan. The Company's risk rating methodology assigns risk ratings ranging from 1 to 10, where a higher rating represents higher risk. The 10 risk rating categories are a primary factor in determining an appropriate amount for the allowance for loan and lease losses. The Bank has a management ALLL Committee, which is responsible for, among other things, regularly reviewing the ALLL methodology, including loss factors, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The ALLL Committee reviews and approves loans and leases recommended for impaired status. The ALLL Committee also approves removing loans and leases from impaired status. The Company's Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology on a quarterly basis.
Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan and lease losses provided for that group of loans and leases with similar risk rating and loan type. Credit loss factors may vary by region based on management's belief that there may ultimately be different credit loss rates experienced in each region.
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
Management believes that the ALLL was adequate as of December 31, 2017. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. A substantial percentage of our loan portfolio is secured by real estate, and as a result a significant decline in real estate market values may require an increase in the ALLL.
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
Restricted Equity Securities-Restricted equity securities were $43.5 million and $45.5 million at December 31, 2017 and 2016, respectively. Federal Home Loan Bank stock amounted to $42.0 million and $44.1 million of the total restricted securities as of December 31, 2017 and 2016, respectively. Federal Home Loan Bank stock represents the Bank's investment in the Federal Home Loan Banks of Des Moines and San Francisco ("FHLB") stock and is carried at par value, which reasonably approximates its fair value. Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management's determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.
As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2017, the Bank's minimum required investment in FHLB stock was $42.0 million. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB. The remaining restricted equity securities balance primarily represents an investment in Pacific Coast Bankers' Bancshares stock.
Premises and Equipment-Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful life of equipment, generally three to ten years, on a straight-line or accelerated basis. Depreciation is provided over the estimated useful life of premises, up to 39 years, on a straight-line or accelerated basis. Generally, leasehold improvements are amortized or accreted over the life of the related lease, or the life of the related asset, whichever is shorter. Expenditures for major renovations and betterments of the Company's premises and equipment are capitalized. The Company purchases, as well as internally develops and customizes, certain software to enhance or perform internal business functions. Software development costs incurred in the preliminary project stages, as well as costs incurred for software that is part of a hosting arrangement, are charged to non-interest expense. Costs associated with designing software configuration, installation, coding programs and testing systems are capitalized and amortized using the straight-line method over three to seven years.

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
Goodwill and Other Intangibles-Intangible assets are comprised of goodwill and other intangibles acquired in business combinations. Goodwill is not amortized but instead is periodically tested for impairment. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment. Amortization of intangible assets is included in non-interest expense in the Consolidated Statements of Income.
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
Residential Mortgage Servicing Rights ("MSR")- The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company measures its residential mortgage servicing assets at fair value and reports changes in fair value through earnings. Fair value adjustments encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are separately disclosed. Under the fair value method, the MSR is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption residential mortgage banking revenue, net in the period in which the change occurs.
Retained MSR are measured at fair value as of the date of the related loan sale. We use quoted market prices when available. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected net future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available.
The expected life of the loans underlying the MSR can vary from management's estimates due to prepayments by borrowers, especially when rates change significantly. Prepayments outside of management's estimates would impact the recorded value of the residential mortgage servicing rights. The value of the residential mortgage servicing rights is also dependent upon the discount rate used in the model, which management reviews on an ongoing basis. A significant increase in the discount rate would reduce the value of residential mortgage servicing rights.
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
SBA/USDA Loans Sales, Servicing, and Commercial Servicing Asset-The Bank, on a limited basis, sells or transfers loans, including the guaranteed portion of Small Business Administration ("SBA") and Department of Agriculture ("USDA") loans (with servicing retained) for cash proceeds. The Bank records a servicing asset when it sells a loan and retains the servicing rights. The servicing asset is recorded at fair value upon sale, and the fair value is estimated by discounting estimated net future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. Subsequent to initial recognition, the servicing rights are carried at the lower of amortized cost or fair value, and are amortized in proportion to, and over the period of, the estimated net servicing income.

For purposes of evaluating and measuring impairment, the fair value of Commercial and SBA servicing rights are measured using a discounted estimated net future cash flow model as described above.  Any impairment is measured as the amount by which the carrying value of servicing rights for an interest rate-stratum exceeds its fair value. No impairment charges were recorded for the years ended December 31, 2017, 2016 and 2015, related to these servicing assets.
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
Income Taxes-Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets ("DTA") if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.
Deferred tax assets are recognized subject to management's judgment that realization is "more likely than not." Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement.

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

Operating Segments- Public enterprises are required to report certain information about their operating segments in its financial statements. They are also required to report certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. In the first quarter of 2017, the Company realigned its operating segments based on changes in its internal reporting structure to align with the changes in the Company's Chief Operating Decision Maker. The Company now reports four primary segments, which are also the Company's reporting units: Commercial Bank, Wealth Management, Retail Bank, and Home Lending with the remainder as Corporate and other.
Share-Based Payment- We recognize expense in the income statement for the grant-date fair value of restricted share awards, stock options and other equity-based forms of compensation issued to employees over the employees' requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of the restricted share awards is based on the Company's share price on the grant date.
Stock options and restricted stock awards generally vest ratably over three to five years and are recognized as expense over that same period of time. The exercise price of each option equals the market price of the Company's common stock on the date of the grant, and the maximum term is ten years.

Certain restricted stock awards are subject to performance-based and market-based vesting as well as other approved vesting conditions and cliff vest based on those conditions. Compensation expense is recognized over the service period to the extent restricted stock awards are expected to vest. The fair value of the restricted stock award grants is estimated as of the grant date using a Monte Carlo simulation pricing model.
Earnings per Share ("EPS")- Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company's nonvested restricted stock awards qualify as participating securities.
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
Recently Issued Accounting Pronouncements-
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09. Multiple ASUs and interpretative guidance have been issued in connection with ASU 2014-09. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company has reviewed all revenue sources to determine the sources that are in scope for this guidance. As a bank, key revenue sources, such as interest income, have been identified as out of scope of this new guidance. The Company's overall assessment of key in-scope revenue sources include service charges on deposits, credit card and payment processing fees, and brokerage revenues. The Company adopted the guidance on January 1, 2018, utilizing the modified retrospective approach. The guidance will not have a material or significant impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance on January 1, 2018 and will not have a material impact on the Company's consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for certain financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates, but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for specified periods. The Company has an established cross-functional team and project management governance process in place to manage implementation of this new guidance. The team has been working on the process by vetting the data elements and implementing modeling options that are expected to be critical to the new process. An estimate of the impact of this standard has not yet been determined, however, the impact is expected to be significant.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income —Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendment clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The amendment is effective at the same time as the Topic 606, Revenue from Contracts with Customers. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company adopted the guidance on January 1, 2018 and does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is intended to improve and simplify accounting rules for hedge accounting by better aligning a company's financial reporting for hedging activities with the economic objectives of those activities. The standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. The ASU takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) - Land Easement Practical Expedient for Transition to Topic 842. The ASU clarifies the application of the new lease guidance to land easements and eases adoption efforts for some land easements. The amendment provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840, Leases. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The ASU has the same effective date and transition requirements as ASU 2016-02, which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application will be permitted for specified periods. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU was issued to address certain stranded tax effects in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017. The ASU provides companies the option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change from the newly enacted corporate tax rate is recorded. The amount of the reclassification would be calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax liabilities and assets related to items within accumulated other comprehensive income. The ASU requires companies to disclose its accounting policy related to releasing income tax effects from AOCI, whether it has elected to reclassify the stranded tax effects, and information about the other income tax effects that are reclassified. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods, therein, and early adoption is permitted for public business entities for which financial statements have not yet been issued. As of December 31, 2017, Umpqua adopted the ASU and made a reclassification adjustment from accumulated other comprehensive income to retained earnings on the Consolidated Statements of Changes in Shareholders' Equity, related to the stranded tax effects due to the change in the federal corporate tax rate applied on the unrealized gains (losses) on investments on a portfolio basis, to reflect the provisions of this ASU.

Reclassifications- Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current presentation. In the first quarter of 2017, the Company realigned its operating segments based on changes in its internal reporting structure to align with the changes in the Company's Chief Operating Decision Maker. The Company now reports four primary segments: Commercial Bank, Wealth Management, Retail Bank, and Home Lending with the remainder as Corporate and other. As a result of this realignment, segment reporting was updated. The prior periods have been updated to be comparable to the current period presentation in Note 24 - Segment Information.
Note 2 – Cash and Cash Equivalents
The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balance at December 31, 2017 and 2016 was approximately $163.4 million and $138.4 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

Umpqua had restricted cash included in cash and due from banks on the balance sheet of $27.9 million as of December 31, 2017, and $51.0 million as of December 31, 2016, relating mostly to collateral required on interest rate swaps as discussed in Note 19.

Note 3 – Investment Securities

The following tables present the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2017 and 2016:

December 31, 2017

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$40,021	$—	$(323)	$39,698
Obligations of states and political subdivisions	303,352	6,206	(1,102)	308,456
Residential mortgage-backed securities and collateralized mortgage obligations	2,703,997	2,039	(40,391)	2,665,645
Investments in mutual funds and other equity securities	51,959	11	—	51,970
	$3,099,329	$8,256	$(41,816)	$3,065,769
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,803	$1,103	$—	$4,906
	$3,803	$1,103	$—	$4,906

December 31, 2016

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$305,708	$5,526	$(3,537)	$307,697
Residential mortgage-backed securities and collateralized mortgage obligations	2,428,387	3,664	(40,498)	2,391,553
Investments in mutual funds and other equity securities	1,959	11	—	1,970
	$2,736,054	$9,201	$(44,035)	$2,701,220
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$4,216	$1,001	$—	$5,217
	$4,216	$1,001	$—	$5,217

Investment securities that were in an unrealized loss position as of December 31, 2017 and December 31, 2016 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to increases in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

December 31, 2017

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$39,699	$323	$—	$—	$39,699	$323
Obligations of states and political subdivisions	20,566	322	24,798	780	45,364	1,102
Residential mortgage-backed securities and collateralized mortgage obligations	1,184,000	10,368	1,226,364	30,023	2,410,364	40,391
Total temporarily impaired securities	$1,244,265	$11,013	$1,251,162	$30,803	$2,495,427	$41,816

December 31, 2016

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
Obligations of states and political subdivisions	$71,571	$3,065	$1,828	$472	$73,399	$3,537
Residential mortgage-backed securities and collateralized mortgage obligations	1,855,304	35,981	182,804	4,517	2,038,108	40,498
Total temporarily impaired securities	$1,926,875	$39,046	$184,632	$4,989	$2,111,507	$44,035

The unrealized losses on U.S. treasury and agencies securities are due to increases in market interest rates and are not due to the underlying credit of the issuers. The unrealized losses on obligations of states and political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors the published credit ratings of these securities for material rating or outlook changes. As of December 31, 2017, 95% of these securities were rated A3/A- or higher by rating agencies. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2017 are issued or guaranteed by government sponsored enterprises. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will be settled at a price at least equal to the amortized cost of each investment.

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

The following table presents the contractual maturities of investment securities at December 31, 2017:

(in thousands)	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Due within one year	$2,302	$2,313	$—	$—
Due after one year through five years	94,866	95,169	—	—
Due after five years through ten years	431,773	431,832	19	19
Due after ten years	2,518,429	2,484,485	3,784	4,887
Other investment securities	51,959	51,970	—	—
	$3,099,329	$3,065,769	$3,803	$4,906

The following table presents the gross realized gains and losses on the sale of securities available for sale for the years ended December 31, 2017, 2016 and 2015:

(in thousands)	2017		2016		2015
	Gains	Losses	Gains	Losses	Gains	Losses
U.S. Treasury and agencies	$—	$—	$—	$—	$13	$—
Obligations of states and political subdivisions	—	9	971	—	631	—
Residential mortgage-backed securities and collateralized mortgage obligations	135	99	270	383	3,119	841
	$135	$108	$1,241	$383	$3,763	$841

The following table presents, as of December 31, 2017, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To Federal Home Loan Bank to secure borrowings	$453	$459
To state and local governments to secure public deposits	1,108,242	1,104,046
Other securities pledged principally to secure repurchase agreements	429,549	423,465
Total pledged securities	$1,538,244	$1,527,970

Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of December 31, 2017 and 2016:

(in thousands)	December 31, 2017	December 31, 2016
Commercial real estate
Non-owner occupied term, net	$3,491,137	$3,330,442
Owner occupied term, net	2,488,251	2,599,055
Multifamily, net	3,087,792	2,858,956
Construction & development, net	540,707	463,625
Residential development, net	165,865	142,984
Commercial
Term, net	1,944,987	1,508,780
Lines of credit & other, net	1,166,173	1,116,259
Leases and equipment finance, net	1,167,503	950,588
Residential
Mortgage, net	3,192,185	2,887,971
Home equity loans & lines, net	1,103,297	1,011,844
Consumer & other, net	732,287	638,159
Total loans, net of deferred fees and costs	$19,080,184	$17,508,663

The loan balances are net of deferred fees and costs of $73.3 million and $67.7 million as of December 31, 2017 and 2016, respectively. Net loans also include net discounts on acquired loans of $9.5 million and $41.3 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, loans totaling $12.0 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $252.5 million and $368.2 million at December 31, 2017 and 2016, respectively. The carrying balance of purchased impaired loans was $189.1 million and $280.4 million at December 31, 2017 and 2016, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the year ended December 31, 2017, and 2016:

(in thousands)	2017	2016
Balance, beginning of period	$95,579	$132,829
Accretion to interest income	(36,279)	(44,795)
Disposals	(13,120)	(18,290)
Reclassifications from nonaccretable difference	28,088	25,835
Balance, end of period	$74,268	$95,579

The following table presents the net investment in direct financing leases and loans as of December 31, 2017 and 2016:

(in thousands)	December 31, 2017	December 31, 2016
Minimum lease payments receivable	$467,654	$422,872
Estimated guaranteed and unguaranteed residual values	85,231	70,199
Initial direct costs - net of accumulated amortization	13,561	13,978
Unearned income	(93,268)	(91,630)
Equipment finance loans, including unamortized deferred fees and costs	694,322	535,143
Accretable yield/purchase accounting adjustments	3	26
Net investment in direct financing leases and loans	1,167,503	950,588

Allowance for credit losses	(35,286)	(31,976)

Net investment in direct financing leases and loans	$1,132,217	$918,612

The following table presents the scheduled minimum lease payments receivable, excluding equipment finance loans, as of December 31, 2017:

(in thousands)
Year	Amount
2018	$148,870
2019	119,004
2020	87,701
2021	59,522
2022	27,468
Thereafter	25,089
$467,654

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes the carrying value of loans and leases sold by major loan type during the years ended December 31, 2017 and 2016:

(in thousands)	2017	2016
Commercial real estate
Non-owner occupied term, net	$13,062	$20,693
Owner occupied term, net	47,221	33,986
Multifamily, net	—	129,879
Construction & development, net	287	—
Commercial
Term, net	16,278	11,849
Lines of credit & other, net	187	—
Leases and equipment finance, net	76,082	26,851
Residential
Mortgage, net	101,286	239,196
Total	$254,403	$462,454

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

Risk factors may be changed periodically based on management's evaluation of the following factors: loss experience; changes in the level of non-performing loans and leases; regulatory exam results; changes in the level of adversely classified loans and leases; improvement or deterioration in economic conditions; and any other factors deemed relevant. Additionally, Financial Pacific Leasing Inc. considers additional quantitative and qualitative factors: migration analysis; a static pool analysis of historic recoveries; and forecasting uncertainties. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency states and ultimately be charged off.

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

The combination of the formula allowance component and the specific allowance component represents the allocated allowance for loan and lease losses. There was no unallocated allowance as of December 31, 2017 and December 31, 2016.

Management believes that the ALLL was adequate as of December 31, 2017. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

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

Activity in the Allowance for Loan and Lease Losses

The following tables summarizes activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the years ended December 31, 2017 and 2016:

(in thousands)	December 31, 2017
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$47,795	$58,840	$17,946	$9,403	$133,984
Charge-offs	(2,407)	(44,511)	(985)	(8,016)	(55,919)
Recoveries	3,068	8,163	764	3,294	15,289
(Recapture) provision	(2,691)	40,813	1,635	7,497	47,254
Balance, end of period	$45,765	$63,305	$19,360	$12,178	$140,608

	December 31, 2016
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$54,293	$47,487	$22,017	$6,525	$130,322
Charge-offs	(3,137)	(35,545)	(1,885)	(9,356)	(49,923)
Recoveries	1,958	4,995	1,028	3,930	11,911
(Recapture) provision	(5,319)	41,903	(3,214)	8,304	41,674
Balance, end of period	$47,795	$58,840	$17,946	$9,403	$133,984
`

The valuation allowance on purchased impaired loans was increased by provision expense, which includes amounts related to subsequent deterioration of purchased impaired loans, of $396,000 for the year ended December 31, 2017, and $1.4 million for the year ended December 31, 2016. The increase due to the provision expense of the valuation allowance on purchased impaired loans was offset by recaptured provision of $733,000 for the year ended December 31, 2017, and $1.1 million for the year ended December 31, 2016.

The following tables present the allowance and recorded investment in loans and leases by portfolio segment and balances individually or collectively evaluated for impairment as of December 31, 2017 and 2016:

(in thousands)	December 31, 2017
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$43,186	$62,912	$18,912	$12,150	$137,160
Individually evaluated for impairment	531	4	—	—	535
Loans acquired with deteriorated credit quality	2,048	389	448	28	2,913
Total	$45,765	$63,305	$19,360	$12,178	$140,608
Loans and leases:
Collectively evaluated for impairment	$9,592,471	$4,246,535	$4,260,258	$731,831	$18,831,095
Individually evaluated for impairment	31,999	27,977	—	—	59,976
Loans acquired with deteriorated credit quality	149,282	4,151	35,224	456	189,113
Total	$9,773,752	$4,278,663	$4,295,482	$732,287	$19,080,184

(in thousands)	December 31, 2016
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$44,205	$58,515	$17,353	$9,345	$129,418
Individually evaluated for impairment	859	8	—	—	867
Loans acquired with deteriorated credit quality	2,731	317	593	58	3,699
Total	$47,795	$58,840	$17,946	$9,403	$133,984
Loans and leases:
Collectively evaluated for impairment	$9,124,422	$3,555,660	$3,856,658	$637,563	$17,174,303
Individually evaluated for impairment	39,998	13,976	—	—	53,974
Loans acquired with deteriorated credit quality	230,642	5,991	43,157	596	280,386
Total	$9,395,062	$3,575,627	$3,899,815	$638,159	$17,508,663

Summary of Reserve for Unfunded Commitments Activity

The following tables present a summary of activity in the RUC and unfunded commitments for the years ended December 31, 2017 and 2016:

(in thousands)	December 31, 2017	December 31, 2016
Balance, beginning of period	$3,611	$3,574
Net charge to other expense	352	37
Balance, end of period	$3,963	$3,611

(in thousands)
Total
Unfunded loan and lease commitments:
December 31, 2017	$4,947,750
December 31, 2016	$4,192,059

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following tables summarize our non-accrual loans and leases and loans and leases past due by loan and lease class as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017
	Greater than 30 to 59 Days Past Due	60 to 90 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$207	$2,097	$—	$2,304	$4,578	$3,484,255	$3,491,137
Owner occupied term, net	4,997	2,015	71	7,083	13,870	2,467,298	2,488,251
Multifamily, net	—	—	—	—	355	3,087,437	3,087,792
Construction & development, net	—	—	—	—	—	540,707	540,707
Residential development, net	—	—	—	—	—	165,865	165,865
Commercial
Term, net	597	1,076	—	1,673	14,686	1,928,628	1,944,987
Lines of credit & other, net	1,263	—	401	1,664	6,402	1,158,107	1,166,173
Leases and equipment finance, net	8,494	10,133	2,857	21,484	11,574	1,134,445	1,167,503
Residential
Mortgage, net(2)	—	6,716	36,977	43,693	—	3,148,492	3,192,185
Home equity loans & lines, net	2,004	285	2,587	4,876	—	1,098,421	1,103,297
Consumer & other, net	3,116	870	529	4,515	—	727,772	732,287
Total, net of deferred fees and costs	$20,678	$23,192	$43,422	$87,292	$51,465	$18,941,427	$19,080,184

(1) Other includes purchased credit impaired loans of $189.1 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $12.4 million at December 31, 2017.

(in thousands)	December 31, 2016
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$718	$1,027	$1,047	$2,792	$2,100	$3,325,550	$3,330,442
Owner occupied term, net	974	4,539	1	5,514	4,391	2,589,150	2,599,055
Multifamily, net	—	—	—	—	476	2,858,480	2,858,956
Construction & development, net	—	—	—	—	—	463,625	463,625
Residential development, net	—	—	—	—	—	142,984	142,984
Commercial
Term, net	319	233	—	552	6,880	1,501,348	1,508,780
Lines of credit & other, net	1,673	27	—	1,700	4,998	1,109,561	1,116,259
Leases and equipment finance, net	5,343	6,865	1,808	14,016	8,920	927,652	950,588
Residential
Mortgage, net (2)	10	3,114	33,703	36,827	—	2,851,144	2,887,971
Home equity loans & lines, net	289	848	2,080	3,217	—	1,008,627	1,011,844
Consumer & other, net	3,261	1,185	587	5,033	—	633,126	638,159
Total, net of deferred fees and costs	$12,587	$17,838	$39,226	$69,651	$27,765	$17,411,247	$17,508,663

(1) Other includes purchased credit impaired loans of $280.4 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $10.9 million at December 31, 2016.

Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans, which are also considered impaired loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral dependent loans.  Therefore, the non-accrual loans as of December 31, 2017 have already been written-down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

The following tables summarize our impaired loans by loan class as of December 31, 2017 and 2016:

(in thousands)	December 31, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance
Commercial real estate
Non-owner occupied term, net	$15,930	$2,603	$13,310	$314
Owner occupied term, net	12,775	11,272	940	94
Multifamily, net	3,994	355	3,519	123
Commercial
Term, net	28,117	19,084	2,510	4
Lines of credit & other, net	8,018	6,383	—	—
Total, net of deferred fees and costs	$68,834	$39,697	$20,279	$535

(in thousands)	December 31, 2016
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance
Commercial real estate
Non-owner occupied term, net	$19,797	$278	$19,116	$524
Owner occupied term, net	8,467	1,768	6,445	131
Multifamily, net	4,015	476	3,520	123
Construction & development, net	1,091	—	1,091	9
Residential development, net	7,304	—	7,304	72
Commercial
Term, net	16,875	5,982	3,239	8
Lines of credit & other, net	8,279	4,755	—	—
Total, net of deferred fees and costs	$65,828	$13,259	$40,715	$867

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the years ended December 31, 2017 and 2016:

(in thousands)	December 31, 2017		December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Non-owner occupied term, net	$16,959	$551	$14,766	$530
Owner occupied term, net	10,087	151	6,475	146
Multifamily, net	3,906	122	3,971	121
Construction & development, net	961	22	1,532	72
Residential development, net	5,816	163	7,666	315
Commercial
Term, net	17,157	330	16,843	217
Lines of credit & other, net	6,287	55	3,851	60
Leases and equipment finance, net	148	—	—	—
Total, net of deferred fees and costs	$61,321	$1,394	$55,104	$1,461

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

Substandard—A substandard asset, risk rated 8, is inadequately protected by the current worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. Loans and leases are classified as substandard when they have unsatisfactory characteristics causing unacceptable levels of risk. A substandard loan or lease normally has one or more well-defined weaknesses that could jeopardize repayment of the debt. The likely need to liquidate assets to correct the problem, rather than repayment from successful operations is the key distinction between special mention and substandard. Commercial and commercial real estate homogeneous loans and leases are classified as a substandard loan or lease, risk rated 8, when the loan or lease is 60 to 89 days past due from the required payment date at month-end. Residential and consumer and other homogeneous loans are classified as a substandard loan, risk rated 8, when an open-end loan is 90 to 180 days past due from the required payment date at month-end or when a closed-end loan 90 to 120 days is past due from the required payment date at month-end.

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

Loss—Loans or leases classified as loss, risk rated 10, are considered un-collectible and of such little value that the continuance as an active Bank asset is not warranted. This rating does not mean that the loan or lease has no recovery or salvage value, but rather that the loan or lease should be charged-off now, even though partial or full recovery may be possible in the future. For a commercial or commercial real estate homogeneous loss loan or lease to be risk rated 10, the loan or lease is 180 days and more past due from the required payment date. These loans are generally charged-off in the month in which the 180 day time period elapses. Residential, consumer and other homogeneous loans are risk rated 10, when a closed-end loan becomes past due 120 cumulative days or when an open-end retail loan becomes past due 180 cumulative days from the contractual due date.   These loans are generally charged-off in the month in which the 120 or 180 day period elapses.

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

The following tables summarize our internal risk rating by loan and lease class for the loan and lease portfolio, including purchased credit impaired loans, as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,396,178	$45,189	$33,143	$630	$84	$15,913	$3,491,137
Owner occupied term, net	2,409,301	30,393	35,191	448	706	12,212	2,488,251
Multifamily, net	3,064,079	14,200	5,639	—	—	3,874	3,087,792
Construction & development, net	538,526	—	2,181	—	—	—	540,707
Residential development, net	165,426	—	439	—	—	—	165,865
Commercial
Term, net	1,900,230	12,735	10,266	82	80	21,594	1,944,987
Lines of credit & other, net	1,122,258	6,539	30,941	52	—	6,383	1,166,173
Leases and equipment finance, net	1,134,446	8,494	10,133	12,868	1,562	—	1,167,503
Residential
Mortgage, net(2)	3,145,363	7,512	35,928	—	3,382	—	3,192,185
Home equity loans & lines, net	1,097,886	2,558	2,322	—	531	—	1,103,297
Consumer & other, net	727,677	3,997	568	—	45	—	732,287
Total, net of deferred fees and costs	$18,701,370	$131,617	$166,751	$14,080	$6,390	$59,976	$19,080,184

(1) The percentage of impaired loans classified as pass/watch and substandard was 1.7% and 98.3% respectively, as of December 31, 2017.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $12.4 million at December 31, 2017, which is included in the substandard category.

(in thousands)	December 31, 2016
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,205,241	$55,194	$48,699	$1,368	$546	$19,394	$3,330,442
Owner occupied term, net	2,466,247	75,189	46,781	972	1,653	8,213	2,599,055
Multifamily, net	2,828,370	11,903	14,687	—	—	3,996	2,858,956
Construction & development, net	458,328	1,712	2,494	—	—	1,091	463,625
Residential development, net	134,491	—	1,189	—	—	7,304	142,984
Commercial
Term, net	1,458,699	15,716	24,678	119	347	9,221	1,508,780
Lines of credit & other, net	1,063,305	10,565	37,387	3	244	4,755	1,116,259
Leases and equipment finance, net	927,378	5,614	6,866	9,752	978	—	950,588
Residential
Mortgage, net(2)	2,830,547	1,803	53,607	—	2,014	—	2,887,971
Home equity loans & lines, net	1,006,647	1,490	2,727	—	980	—	1,011,844
Consumer & other, net	633,098	4,446	527	—	88	—	638,159
Total, net of deferred fees and costs	$17,012,351	$183,632	$239,642	$12,214	$6,850	$53,974	$17,508,663

(1) The percentage of impaired loans classified as pass/watch, special mention, substandard and doubtful was 8.1%, 6.5%, 82.5%, and 2.9% respectively, as of December 31, 2016.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $10.9 million at December 31, 2016, which is included in the substandard category.

Troubled Debt Restructurings

At December 31, 2017 and December 31, 2016, impaired loans of $32.2 million and $40.7 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a newly restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were $917,000 in available commitments for troubled debt restructurings outstanding as of December 31, 2017 and none as of December 31, 2016.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate, net	$17,694	$5,088	$22,782
Commercial, net	7,787	16,978	24,765
Residential, net	6,676	—	6,676
Total, net of deferred fees and costs	$32,157	$22,066	$54,223

(in thousands)	December 31, 2016
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate, net	$30,563	$—	$30,563
Commercial, net	3,054	3,345	6,399
Residential, net	7,050	—	7,050
Total, net of deferred fees and costs	$40,667	$3,345	$44,012

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The following tables present newly restructured loans that occurred during the years ended December 31, 2017 and 2016:

(in thousands)	December 31, 2017
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate, net	$—	$—	$—	$—	$5,086	$5,086
Commercial, net	—	—	—	—	21,846	21,846
Residential, net	—	187	—	—	1,458	1,645
Total, net of deferred fees and costs	$—	$187	$—	$—	$28,390	$28,577

	December 31, 2016
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate, net	$—	$—	$—	$—	$15,193	$15,193
Commercial, net	—	—	—	—	4,600	4,600
Residential, net	—	—	—	—	2,882	2,882
Consumer & other, net	—	—	—	—	77	77
Total, net of deferred fees and costs	$—	$—	$—	$—	$22,752	$22,752

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.
There were $118,000 in financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the year ended December 31, 2017. There were $926,000 in financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the year ended December 31, 2016.

Note 6–Premises and Equipment
The following table presents the major components of premises and equipment at December 31, 2017 and 2016:

(in thousands)	2017	2016	Estimated useful life
Land	$36,167	$43,820
Buildings and improvements	214,636	229,341	7-39 years
Furniture, fixtures and equipment	147,928	142,265	4-20 years
Software	86,681	78,669	3-7 years
Construction in progress and other	33,419	23,104
Total premises and equipment	518,831	517,199
Less: Accumulated depreciation and amortization	(249,649)	(213,317)
Premises and equipment, net	$269,182	$303,882
Depreciation expense totaled $50.1 million, $51.8 million and $47.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Umpqua's subsidiaries have entered into a number of non-cancelable lease agreements with respect to premises and equipment. See Note 18 for more information regarding rent expense, net of rental income, and minimum annual rental commitments under non-cancelable lease agreements.

Note 7–Goodwill and Other Intangible Assets
The following tables summarize the changes in the Company's goodwill for the years ended December 31, 2015, 2016 and 2017.

(in thousands)	Goodwill
	Gross	Accumulated Impairment	Total
Balance, December 31, 2014	$1,899,159	$(112,934)	$1,786,225
Net additions	1,568	—	1,568
Balance, December 31, 2015	1,900,727	(112,934)	1,787,793
Reductions	—	(142)	(142)
Balance, December 31, 2016	1,900,727	(113,076)	1,787,651
Balance, December 31, 2017	$1,900,727	$(113,076)	$1,787,651
Goodwill is required to be allocated to reporting units, which for Umpqua have been determined to be the same as our operating segments. Prior to 2017, all goodwill was allocated to the Community Banking segment. In 2017, the Company realigned our segment reporting and the Community Banking segment was split into multiple operating segments. Accordingly, the Company allocated goodwill to the new segments of Commercial Bank, Wealth Management, and Retail Bank, based on their relative fair values as estimated using discounted cash flows as compared to their carrying value estimated using a risk-based capital approach. As of December 31, 2017, goodwill was allocated to the reporting units as follows:

(in thousands)	Goodwill
	Commercial Bank	Wealth Management	Retail Bank	Total
Balance, December 31, 2017	$1,033,744	$2,715	$751,192	$1,787,651

Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Goodwill additions of $1.6 million in 2015 relate to correcting immaterial errors in acquisition accounting adjustments, and the reduction of goodwill in 2016 of $142,000 relates to a goodwill impairment loss recognized during the first quarter related to a small subsidiary that is winding down operations. The Company conducted its annual evaluation of goodwill for impairment at both December 31, 2017. The Company assessed qualitative factors to determine whether the existence of events and circumstances indicated that it is more likely than not that the indefinite-lived intangible asset is impaired, and determined no factors indicated any additional impairment. Based on this analysis, no further testing was determined to be necessary. There were no goodwill impairment losses recognized during the year ended December 31, 2017.

The following tables summarize the changes in the Company's other intangible assets for the years ended December 31, 2015, 2016 and 2017.

	Other Intangible Assets
	Gross	Accumulated Amortization	Net
Balance, December 31, 2014	$113,471	$(56,738)	$56,733
Amortization	—	(11,225)	(11,225)
Balance, December 31, 2015	113,471	(67,963)	45,508
Amortization	—	(8,622)	(8,622)
Balance, December 31, 2016	113,471	(76,585)	36,886
Amortization	—	(6,756)	(6,756)
Balance, December 31, 2017	$113,471	$(83,341)	$30,130

Core deposit intangible asset values were determined by an analysis of the cost differential between the core deposits inclusive of estimated servicing costs and alternative funding sources for core deposits acquired through acquisitions. The core deposit intangible assets recorded are amortized on an accelerated basis over a period of approximately 10 years. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.
The table below presents the forecasted amortization expense for intangible assets at December 31, 2017:

(in thousands)
Year	Expected Amortization
2018	$6,166
2019	5,618
2020	4,986
2021	4,520
2022	4,095
Thereafter	4,745
$30,130

Note 8 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR") for the years ended December 31, 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Balance, beginning of period	$142,973	$131,817	$117,259
Additions for new MSR capitalized	33,445	37,082	35,284
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(1,952)	7,873	(380)
Other (2)	(21,315)	(33,799)	(20,346)
Balance, end of period	$153,151	$142,973	$131,817

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of December 31, 2017, 2016 and 2015 is as follows:

(dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Balance of loans serviced for others	$15,336,597	$14,327,368	$13,047,266
MSR as a percentage of serviced loans	1.00%	1.00%	1.01%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue on the Consolidated Statements of Income, was $39.9 million, $35.3 million, and $28.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Key assumptions used in measuring the fair value of MSR as of December 31 were as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Constant prepayment rate	12.27%	11.43%	11.70%
Discount rate	9.70%	9.69%	9.68%
Weighted average life (years)	6.3	6.6	6.5

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of December 31, 2017 and December 31, 2016 is as follows:

	December 31, 2017	December 31, 2016
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(6,290)	$(6,075)
Effect on fair value of a 20% adverse change	$(12,093)	$(11,720)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(5,840)	$(5,817)
Effect on fair value of a 200 basis point adverse change	$(11,249)	$(11,118)

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

Note 9 – Other Real Estate Owned

The following table presents the changes in other real estate owned ("OREO") for the years ended December 31, 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Balance, beginning of period	$6,738	$22,307	$37,942
Additions to OREO	11,222	5,888	9,062
Dispositions of OREO	(6,080)	(19,738)	(21,915)
Valuation adjustments in the period	(146)	(1,719)	(2,782)
Balance, end of period	$11,734	$6,738	$22,307

As of December 31, 2017, 2016 and 2015, the Company had valuation allowances on its OREO balances of $349,000, $365,000, and $4.1 million, respectively. Valuation allowances on OREO balances are based on updated appraisals of the underlying properties as received during a period or management's authorization to reduce the selling price of a property during the period. As of December 31, 2017 and 2016, Umpqua had $354,000 and $1.6 million, respectively, of foreclosed residential real estate property held as other real estate owned. Umpqua's recorded investment in consumer mortgage loans collateralized by residential real estate property in process of foreclosure was $10.1 million and $10.7 million as of December 31, 2017 and 2016, respectively.

Note 10 - Other Assets
Other assets consisted of the following at December 31, 2017 and 2016:

(in thousands)	2017	2016
Accrued interest receivable	$64,044	$56,042
Derivative assets	32,256	47,501
Low-income housing tax credit investments	29,959	23,021
Prepaid expenses	21,047	19,013
Investment in unconsolidated trust subsidiaries	14,277	14,277
Income taxes receivable	13,360	4,841
Insurance premium receivable	9,555	7,557
Commercial servicing asset	5,169	6,391
Other	34,351	48,994
Total	$224,018	$227,637

The Company invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investments using the proportional amortization method; amortization of the investment in qualified affordable housing projects is recorded in the provision for income taxes together with the tax credits and benefits received. The Company recognized $3.1 million of proportional amortization as a component of income tax expense for the year ended December 31, 2017, which includes $765,000 of additional amortization resulting from the Tax Cuts and Jobs Act of 2017, and recognized $3.0 million in affordable housing tax credits and other tax benefits during the year. The Company recognized $1.8 million of proportional amortization as a component of income tax expense for the year ended December 31, 2016 and recognized $2.4 million in affordable housing tax credits and other tax benefits during 2016. The Company has federal low income housing tax credit carryforwards of $7.1 million and $7.9 million as of December 31, 2017 and 2016, respectively. The Company's remaining capital commitments to these partnerships at December 31, 2017 and 2016 were approximately $18.2 million and $12.7 million, respectively. Such amounts are included in other liabilities on the consolidated balance sheets.

Note 11 – Income Taxes

The following table presents the components of income tax provision included in the Consolidated Statements of Income for the years ended December 31:

(in thousands)	Current	Deferred	Total
YEAR ENDED DECEMBER 31, 2017:
Federal	$19,287	$56,171	$75,458
State	10,015	10,463	20,478
	$29,302	$66,634	$95,936
YEAR ENDED DECEMBER 31, 2016:
Federal	$8,003	$102,031	$110,034
State	9,106	13,619	22,725
	$17,109	$115,650	$132,759
YEAR ENDED DECEMBER 31, 2015:
Federal	$22,914	$81,267	$104,181
State	1,708	18,699	20,407
	$24,622	$99,966	$124,588

The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate for the years ended December 31:

	2017	2016	2015
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State tax, net of Federal income tax	4.0%	4.0%	4.0%
Revaluation effect of the Tax Cuts and Jobs Act of 2017	(8.2)%	—%	—%
Tax-exempt income	(2.0)%	(1.8)%	(1.8)%
BOLI	(1.1)%	(0.9)%	(1.1)%
Tax credits	(0.4)%	(0.3)%	(0.1)%
Nondeductible executive compensation	0.4%	—%	—%
Other	0.4%	0.3%	(0.1)%
Effective income tax rate	28.1%	36.3%	35.9%

The revaluation effect of the Tax Cuts and Jobs Act of 2017 represents the revaluation of our net deferred tax liability and amortization of tax credit investments associated with the passage of the act in December 2017. While no provisional amounts were used in calculating the tax effects of the Tax Cuts and Jobs Act of 2017, certain amounts may be subject to change as future guidance is issued.  Additionally, the state impacts resulting from the Federal legislation have been calculated based upon existing laws and may be subject to change as states issue new guidance or legislation related to the Act.  We believe that all items calculated and presented herein will not materially change as a result of any future guidance or legislation. In addition, we have made an adjustment between retained earnings and accumulated other comprehensive income related to the stranded tax effects due to the change in the federal corporate tax rate applied on the unrealized gains (losses) on investments on a portfolio basis.

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax (liabilities) assets recorded on the consolidated balance sheets as of December 31:

(in thousands)	2017	2016
DEFERRED TAX ASSETS:
Allowance for loan and lease losses	$36,566	$52,360
Accrued severance and deferred compensation	17,497	25,565
Tax credit carryforwards	12,252	21,037
Unrealized losses on investment securities	5,158	9,275
Loan discount	3,565	16,623
Net operating loss carryforwards	2,159	48,121
Other	16,890	33,872
Total gross deferred tax assets	94,087	206,853

DEFERRED TAX LIABILITIES:
Residential mortgage servicing rights	40,414	57,858
Fair market value adjustment on junior subordinated debentures	26,538	45,958
Leases	19,673	8,259
Deferred loan fees and costs	18,146	23,800
Intangibles	12,969	18,710
Other	12,760	16,856
Total gross deferred tax liabilities	130,500	171,441

Valuation allowance	(1,090)	(1,090)

Net deferred tax (liabilities) assets	$(37,503)	$34,322

The Company believes it is more likely than not that it will be able to fully realize the benefit of its federal NOL carryforwards. The Company also believes that it is more likely than not that the benefit from certain state NOL and tax credit carryforwards will not be realized and therefore has provided a valuation allowance of $1.1 million as of both December 31, 2017 and 2016, on the deferred tax assets relating to these state NOL and tax credit carry-forwards. The Company has determined that no other valuation allowance for the remaining deferred tax assets is required as management believes it is more likely than not that the remaining gross deferred tax assets, net of the valuation allowance, of $93.0 million and $205.8 million at December 31, 2017 and 2016, respectively, will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carryback to prior years or through the reversal of future temporary taxable differences.

The tax credit carryforwards consist of state tax credits of $4.3 million and $5.6 million at December 31, 2017 and 2016, respectively. The state tax credits will be utilized to offset future state income taxes. Most of the state tax credits benefit a five-year period, with an eight-year carryforward allowed. Federal low income housing credits, which have a twenty-year carryforward, totaled $7.9 million and $5.9 million at December 31, 2017 and 2016, respectively. Alternative minimum tax credits totaling $9.5 million at December 31, 2017, have become refundable under the Tax Cuts and Jobs Act of 2017 and have been relocated on the balance sheet from deferred tax asset to receivable. Alternative minimum tax credits totaled $9.5 million at December 31, 2016.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the majority of states and Canada. The Company is no longer subject to U.S. federal tax examinations for years before 2014, and no longer subject to other state tax authorities' examinations for years before 2013, except in California, for years before 2005, and for Canadian tax authority examinations for years before 2014.

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

The Company had gross unrecognized tax benefits in the amounts of $3.1 million and $3.0 million recorded as of December 31, 2017 and 2016, respectively. If recognized, the unrecognized tax benefit would reduce the 2017 annual effective tax rate by 1%. As of December 31, 2017 and 2016, the accrued interest related to unrecognized tax benefits is $353,000 and $354,000, respectively.

Detailed below is a reconciliation of the Company's unrecognized tax benefits, gross of any related tax benefits, for the years ended December 31, 2017 and 2016, respectively:

(in thousands)	2017	2016
Balance, beginning of period	$3,006	$2,888
Changes for tax positions of current year	86	118
Changes for tax positions of prior years	—	561
Lapse of statute of limitations	(13)	(561)
Balance, end of period	$3,079	$3,006

Note 12 – Interest Bearing Deposits

The following table presents the major types of interest bearing deposits at December 31, 2017 and 2016:

(in thousands)	2017	2016
Interest bearing demand	$2,384,133	$2,296,532
Money market	7,037,891	6,932,717
Savings	1,446,860	1,325,757
Time, $100,000 and over	1,684,498	1,702,982
Time less than $100,000	889,290	901,528
Total interest bearing deposits	$13,442,672	$13,159,516

As of December 31, 2017 and 2016, the Company had time deposits of $631.3 million and $799.5 million, respectively, that meet or exceed the FDIC insurance limit of $250,000. The following table presents the scheduled maturities of time deposits as of December 31, 2017:

(in thousands)
Year	Amount
2018	$1,358,274
2019	616,827
2020	144,578
2021	329,203
2022	120,925
Thereafter	3,981
Total time deposits	$2,573,788

The following table presents the remaining maturities of time deposits of $100,000 or more as of December 31, 2017:

(in thousands)	Amount
Three months or less	$313,389
Over three months through six months	171,345
Over six months through twelve months	394,876
Over twelve months	804,888
Time, $100,000 and over	$1,684,498

Note 13 – Securities Sold Under Agreements to Repurchase

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2017 and 2016:

(dollars in thousands)	Repurchase Amount	Weighted Average Interest Rate	Carrying Value of Underlying Assets	Market Value of Underlying Assets
December 31, 2017	$294,299	0.06%	$353,327	$353,327
December 31, 2016	$352,948	0.04%	$409,927	$409,927

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $316.1 million, $333.9 million, and $321.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The maximum amount outstanding at any month end for the years ended December 31, 2017, 2016 and 2015, was $334.9 million, $360.2 million, and $334.6 million, respectively. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.

Note 14 – Federal Funds Purchased

At December 31, 2017 and 2016, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $6.7 billion at December 31, 2017 subject to certain collateral requirements. The Bank had available lines of credit with the Federal Reserve totaling $544.0 million subject to certain collateral requirements, namely the amount of certain pledged loans at December 31, 2017. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at December 31, 2017. At December 31, 2017, the lines of credit had interest rates ranging from 1.6% to 2.0%. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Note 15 – Term Debt

The Bank had outstanding secured advances from the FHLB and other creditors at December 31, 2017 and 2016 with carrying values of $802.4 million and $852.4 million, respectively.
The following table summarizes the future contractual maturities of borrowed funds as of December 31, 2017:

(in thousands)
Year	Amount
2018	$100,000
2019	155,000
2020	150,000
2021	390,000
2022	—
Thereafter	5,140
Total borrowed funds	$800,140	(1)
(1) Amount shows contractual borrowings, excluding acquisition accounting adjustments.

The maximum amount outstanding from the FHLB under term advances at a month end during 2017 and 2016 was $850.1 million and $900.2 million, respectively. The average balance outstanding during 2017 and 2016 was $844.4 million and $894.2 million, respectively. The average contractual interest rate on the borrowings was 1.7% in both 2017 and 2016. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. The Bank has pledged as collateral for these secured advances all FHLB stock, all funds on deposit with the FHLB, and its investments and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

Note 16 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of December 31, 2017:

(dollars in thousands)
Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$17,545	Floating rate, LIBOR plus 3.35%, adjusted quarterly	5.56%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	26,586	Floating rate, LIBOR plus 3.45%, adjusted quarterly	5.66%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	8,232	Floating rate, LIBOR plus 2.85%, adjusted quarterly	5.27%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	8,207	Floating rate, LIBOR plus 2.85%, adjusted quarterly	5.59%	March 2034
Umpqua Master Trust I	August 2007	41,238	25,674	Floating rate, LIBOR plus 1.35%, adjusted quarterly	4.72%	September 2037
Umpqua Master Trust IB	September 2007	20,619	15,800	Floating rate, LIBOR plus 2.75%, adjusted quarterly	5.66%	December 2037
Sterling Capital Trust III	April 2003	14,433	12,120	Floating rate, LIBOR plus 3.25%, adjusted quarterly	5.51%	April 2033
Sterling Capital Trust IV	May 2003	10,310	8,550	Floating rate, LIBOR plus 3.15%, adjusted quarterly	5.51%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	17,306	Floating rate, LIBOR plus 3.25%, adjusted quarterly	5.87%	June 2033
Sterling Capital Trust VI	June 2003	10,310	8,586	Floating rate, LIBOR plus 3.20%, adjusted quarterly	5.75%	September 2033
Sterling Capital Trust VII	June 2006	56,702	36,942	Floating rate, LIBOR plus 1.53%, adjusted quarterly	4.78%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	33,891	Floating rate, LIBOR plus 1.63%, adjusted quarterly	4.90%	December 2036
Sterling Capital Trust IX	July 2007	46,392	29,089	Floating rate, LIBOR plus 1.40%, adjusted quarterly	4.36%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	7,712	Floating rate, LIBOR plus 3.15%, adjusted quarterly	5.80%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	7,083	Floating rate, LIBOR plus 1.80%, adjusted quarterly	4.93%	June 2035
Klamath First Capital Trust I	July 2001	15,464	13,832	Floating rate, LIBOR plus 3.75%, adjusted semiannually	5.82%	July 2031
		379,390	277,155
AT AMORTIZED COST:
HB Capital Trust I	March 2000	5,310	5,994	10.875%	8.70%	March 2030
Humboldt Bancorp Statutory Trust I	February 2001	5,155	5,664	10.200%	8.59%	February 2031
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,056	Floating rate, LIBOR plus 3.60%, adjusted quarterly	4.36%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	29,823	Floating rate, LIBOR plus 2.95%, adjusted quarterly	3.81%	September 2033
CIB Capital Trust	November 2002	10,310	10,956	Floating rate, LIBOR plus 3.45%, adjusted quarterly	4.18%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	4.96%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	5.20%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	4.26%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	4.26%	September 2033
		96,037	100,609
	Total	$475,427	$377,764

(1)
Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of December 31, 2017.

The Trusts are reflected as junior subordinated debentures in the Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Consolidated Balance Sheets, and totaled $14.3 million at December 31, 2017 and December 31, 2016. As of December 31, 2017, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling.

Based on tightening in the credit spreads, the fair value of the junior subordinated debentures increased during the year, which cause the loss from the change in the fair value measurement to increase from prior years. Losses recorded resulting from the change in the fair value of these instruments were $14.7 million, $6.3 million and $6.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 17 – Employee Benefit Plans

Employee Savings Plan-Substantially all of the Company's employees are eligible to participate in the Umpqua Bank 401(k) and Profit Sharing Plan (the "Umpqua 401(k) Plan"), a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company's Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. In light of the Tax Cuts and Jobs Act, the Company took the opportunity to make investments in employee profit sharing of $3.2 million for the year ended December 31, 2017. The Company's contributions charged to expense including the match and profit sharing amounted to $9.8 million, $7.3 million, and $7.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Supplemental Retirement Plans-The Company has established the Umpqua Holdings Corporation Deferred Compensation & Supplemental Retirement Plan (the "DC/SRP"), a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Company's Board of Directors. The DC/SRP has two components, a supplemental retirement plan ("SRP") and a deferred compensation plan ("DCP"). The Company may make discretionary contributions to the SRP. For the years ended December 31, 2017, 2016 and 2015, the Company's matching contribution charged to expense for these supplemental plans totaled $333,000, $142,000, and $178,000, respectively. The SRP plan balances at December 31, 2017 and 2016 were $1.3 million and $1.1 million, respectively, and are recorded in other liabilities. Under the DCP, eligible officers may elect to defer up to 50% of their salary into a plan account. The DCP plan balance was $8.4 million and $6.7 million at December 31, 2017 and 2016, respectively. In addition, the Company has established a supplemental retirement plan for the former Executive Chairman of the Board of Directors. The plan balance for this plan was $9.4 million and $8.7 million as of December 31, 2017 and 2016, respectively.
Acquired Plans- In connection with prior acquisitions, the Bank assumed liability for certain salary continuation, supplemental retirement, and deferred compensation plans for key employees, retired employees and directors of acquired institutions. Subsequent to the effective date of these acquisitions, no additional contributions were made to these plans. These plans are unfunded, and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee's death prior to or during retirement, the Bank in most cases is obligated to pay to the designated beneficiary the benefits set forth under the plans. At December 31, 2017 and 2016, liabilities recorded for the estimated present value of future plan benefits totaled $30.8 million and $33.4 million, respectively, and are recorded in other liabilities. For the years ended December 31, 2017, 2016 and 2015, expense recorded for these plan's benefits totaled $2.2 million, $1.9 million, and $1.1 million, respectively.

Rabbi Trusts-The Bank has established, for the DC/SRP plan noted above, and sponsors, for some deferred compensation plans assumed in connection with prior mergers, irrevocable trusts commonly referred to as "Rabbi Trusts." The trust assets (generally cash and trading assets) are consolidated in the Company's balance sheets and the associated liability (which equals the related asset balances) is included in other liabilities. The asset and liability balances related to these trusts as of December 31, 2017 and 2016 were $12.1 million and $10.4 million, respectively.

Bank-Owned Life Insurance-The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank's intent to hold these policies as a long-term investment. However, there will be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. At December 31, 2017 and 2016, the cash surrender value of these policies was $306.9 million and $299.7 million, respectively. At December 31, 2017 and 2016, the Bank also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $6.6 million and $6.5 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

Note 18 – Commitments and Contingencies

Lease Commitments — The Bank leases 233 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $38.4 million, $38.5 million, and $38.3 million. Rent expense was partially offset by rent income for the years ended December 31, 2017, 2016 and 2015 of $2.2 million, $2.0 million, and $1.4 million.

The following table sets forth, as of December 31, 2017, the future minimum lease payments under non-cancelable operating leases and future minimum income receivable under non-cancelable operating subleases:

(in thousands)
Year	Lease Payments	Sublease Income
2018	$33,856	$2,472
2019	31,304	2,492
2020	26,969	2,425
2021	20,882	2,066
2022	15,580	1,591
Thereafter	48,977	4,182
Total	$177,568	$15,228

 Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of December 31, 2017
Commitments to extend credit	$4,876,706
Forward sales commitments	$447,688
Commitments to originate residential mortgage loans held for sale	$263,999
Standby letters of credit	$71,044

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on for the year ended December 31, 2017 and $150,000 in financial guarantees during the year ended December 31, 2016. At December 31, 2017, approximately $47.7 million of standby letters of credit expire within one year, and $23.3 million expire thereafter. During the years ended December 31, 2017 and 2016, the Bank recorded approximately $863,000 and $818,000, respectively in fees associated with standby letters of credit.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of December 31, 2017, the Company had a residential mortgage loan repurchase reserve liability of $1.2 million. For loans sold to GNMA, the Bank has a unilateral right but not the obligation to repurchase loans that are past due 90 days or more. As of December 31, 2017, the Bank has recorded a liability for the loans subject to this repurchase right of $12.4 million, and has recorded these loans as part of the loan portfolio as if we had repurchased these loans.

Legal Proceedings—The Bank owns 483,806 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.6483 per Class A share. As of December 31, 2017, the closing value of the Class A shares was $114.02 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $90.9 million as of December 31, 2017, and has not been reflected in the accompanying financial statements. The shares of Visa Inc. Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa Inc. may sell additional Class A shares and use the proceeds to settle litigation, thereby reducing the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On July 13, 2012, Visa, Inc. announced that it had entered into a memorandum of understanding obligating it to enter into a settlement agreement to resolve the multi-district interchange litigation brought by the class plaintiffs in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, Case No. 5-MD-1720 (JG) (JO) in the U.S. District Court for the Eastern District of New York. The claims originally were brought by a class of U.S. retailers in 2005. The settlement was approved by the Court on December 13, 2013, and Visa's share of the settlement to be paid is estimated at $4.4 billion.  However, the December 13, 2013 decision of the Court was reversed and remanded by the Second Circuit Court of Appeals on June 30, 2016, thus the effect of this decision on the value of the Bank's Class B common stock is unknown at this time.

Umpqua is involved in legal proceedings occurring in the ordinary course of business. Based on information currently available, advice of counsel and available insurance coverage, we believe that the eventual outcome of actions against the Company or its subsidiaries will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to our results of operations for any particular period.

Contingencies—In October 2017, the Company announced the Next Gen strategy, which includes a plan to consolidate approximately 30 store locations by the end of the first quarter of 2018. Severance expenses for any impacted employees, as well as certain real estate costs have been accrued. These costs were included in exit and disposal costs within other expenses in non-interest expense. Additional costs may be incurred as these stores are consolidated. The Next Gen strategy involves evaluation of these consolidations and possible future consolidations as part of the strategy.

Concentrations of Credit Risk—The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% and 76% of the Bank's loan and lease portfolio at December 31, 2017 and December 31, 2016.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in 2017, 2016, and 2015.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2017, the Bank had commitments to originate mortgage loans held for sale totaling $264.0 million and forward sales commitments of $447.7 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of December 31, 2017, the Bank had 653 interest rate swaps with an aggregate notional amount of $3.0 billion related to this program. As of December 31, 2016, the Bank had 516 interest rate swaps with an aggregate notional amount of $2.3 billion related to this program.

As of December 31, 2017 and 2016, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.2 million and $34.9 million, respectively.  The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $28.2 million and $50.3 million as of December 31, 2017 and 2016, respectively.

Effective in the first quarter of 2017, the Chicago Mercantile Exchange and London Clearing House amended their respective rulebooks to legally characterize variation margin payments, for derivative contracts that are referred to as settled-to-market (STM), as settlements of the derivative's mark-to-market exposure and not collateral. Based on these changes, Umpqua has treated the variation margin as a settlement, which has resulted in a decrease in our cash collateral, and a corresponding decrease in our derivative asset and liability. As of December 31, 2017, the variation margin was $20.5 million. The change was applied prospectively so prior period balances have not been adjusted.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of December 31, 2017 and 2016, the net CVA decreased the settlement values of the Bank's net derivative assets by $1.7 million and $241,000, respectively. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The following table summarizes the types of derivatives, separately by assets and liabilities and the fair values of such derivatives as of December 31, 2017 and December 31, 2016:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Interest rate lock commitments	$4,752	$4,076	$—	$—
Interest rate forward sales commitments	286	8,054	567	1,318
Interest rate swaps	26,081	34,701	7,229	34,871
Foreign currency derivatives	1,137	670	1,492	874
Total	$32,256	$47,501	$9,288	$37,063

The following table summarizes the types of derivatives and the gains (losses) recorded during the years ended 2017, 2016, and 2015:

(in thousands)	December 31,
Derivatives not designated as hedging instrument	2017	2016	2015
Interest rate lock commitments	$676	$445	$763
Interest rate forward sales commitments	(11,024)	(3,730)	(4,752)
Interest rate swaps	(1,451)	1,497	162
Foreign currency derivatives	1,094	1,335	1,011
Total	$(10,705)	$(453)	$(2,816)

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income.

The following table summarizes the derivatives that have a right of offset as of December 31, 2017 and December 31, 2016:

(in thousands)				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
December 31, 2017
Derivative Assets
Interest rate swaps	$26,081	$—	$26,081	$(7,229)	$—	$18,852
Foreign currency derivative	1,137	—	1,137	—	—	1,137
Derivative Liabilities
Interest rate swaps	$7,229	$—	$7,229	$(7,229)	$—	$—
Foreign currency derivative	1,492	—	1,492	—	—	1,492

December 31, 2016
Derivative Assets
Interest rate swaps	$34,701	$—	$34,701	$(11,225)	$—	$23,476
Foreign currency derivative	670	—	670	—	—	670
Derivative Liabilities
Interest rate swaps	$34,871	$—	$34,871	$(11,225)	$(23,646)	$—
Foreign currency derivative	874	—	874	—	—	874

The above table represents the impact of the changes to the derivative clearing rules that treat the variation margin as a settlement.

Note 20 – Stock Compensation and Share Repurchase Plan
Stock-Based Compensation
The compensation cost related to stock options, restricted stock and restricted stock units in Company stock granted to employees and included in salaries and employee benefits was $8.5 million, $8.7 million and $13.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. The total income tax benefit recognized related to stock-based compensation was $3.3 million, $3.3 million and $5.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.
As of December 31, 2017, there was no unrecognized compensation costs related to nonvested stock options. As of December 31, 2017, there was $8.4 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.21 years, assuming expected performance conditions are met for certain awards. As of December 31, 2017, there was $249,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 0.25 years.

Stock Options
The following table summarizes information about stock option activity for the years ended December 31, 2017, 2016 and 2015:

(shares in thousands)	2017		2016		2015
	Options Outstanding	Weighted-Avg. Exercise Price	Options Outstanding	Weighted-Avg. Exercise Price	Options Outstanding	Weighted-Avg. Exercise Price
Balance, beginning of period	219	$15.74	472	$14.58	807	$16.80
Exercised	(71)	$13.59	(219)	$11.95	(83)	$11.06
Forfeited/expired	(50)	$26.12	(34)	$24.19	(252)	$22.88
Balance, end of period	98	$11.99	219	$15.74	472	$14.58
Options exercisable, end of period	98	$11.99	211	$15.88	437	$14.78

The following table summarizes information about outstanding stock options issued under all plans as of December 31, 2017:

(shares in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Remaining Contractual Life (Years)	Weighted Avg. Exercise Price	Options Exercisable	Weighted Avg. Exercise Price
$10.49 to $11.59	21	1.69	$11.22	21	$11.22
$11.89	40	2.09	$11.89	40	$11.89
$11.98 to $12.87	37	3.49	$12.51	37	$12.51
	98	2.54	$11.99	98	$11.99

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) as of December 31, 2017, was $863,000 for options outstanding and exercisable.
The weighted average remaining contractual term of options exercisable was 2.5 years as of December 31, 2017.
The total intrinsic value of options exercised was $382,000, $1.2 million, and $535,000, in the years ended December 31, 2017, 2016 and 2015, respectively.
During the years ended December 31, 2017, 2016 and 2015, the amount of cash received from the exercise of stock options was $354,000, $432,000, and $195,000 and total consideration was $961,000, $2.6 million, and $925,000, respectively.

Restricted Shares
The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the year ended December 31:

(shares in thousands)	2017		2016		2015
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	1,096	$15.61	1,376	$16.18	1,386	$15.39
Granted	624	$18.19	601	$14.46	639	$15.83
Vested/released	(318)	$16.37	(766)	$15.87	(516)	$14.58
Forfeited/expired	(154)	$16.39	(115)	$14.70	(133)	$15.22
Balance, end of period	1,248	$16.61	1,096	$15.61	1,376	$16.18

The total fair value of restricted shares vested was $5.8 million, $12.0 million, and $8.6 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table summarizes information about nonvested restricted stock units outstanding at December 31:

(shares in thousands)	2017		2016		2015
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	78	$18.58	263	$18.58	675	$18.03
Released	(51)	$18.58	(137)	$18.58	(254)	$17.99
Forfeited/expired	(5)	$18.58	(48)	$18.58	(158)	$18.48
Balance, end of period	22	$18.58	78	$18.58	263	$18.58

The total fair value of restricted stock units vested and released was $906,000, $2.2 million, and $4.4 million for the years ended December 31, 2017, 2016, and 2015 respectively.

For the years ended December 31, 2017, 2016 and 2015, the Company received income tax benefits of $2.7 million, $5.9 million, and $5.2 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units.

For the years ended December 31, 2017 and 2016, the Company did not record a tax deficiency or benefit as a component of equity due to the application of ASU 2016-09. For the year ended December 31, 2015, the Company had a net excess tax benefit resulting from tax deductions greater than the compensation cost recognized of $552,000. The tax deficiency or benefit is now recorded as income tax expense or benefit in the period the shares are vested.

Share Repurchase Plan- The Company's share repurchase plan, which was first approved by the Board and announced in August 2003, and amended in September 2011, authorized the repurchase of up to 15 million shares of common stock. In 2017, the Board extended the plan to run through July 31, 2019. As of December 31, 2017, a total of 10.5 million shares remained available for repurchase. The Company repurchased 325,000 shares under the repurchase plan in 2017, repurchased 635,000 shares under the repurchase plan in 2016, and repurchased 571,000 shares under the repurchase plan in 2015. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares. During the years ended December 31, 2017, 2016, and 2015, there were 35,000, 154,000, and 52,000 shares tendered in connection with option exercises, respectively. Restricted shares cancelled to pay withholding taxes totaled 91,000, 279,000, and 135,000 shares during the years ended December 31, 2017, 2016 and 2015, respectively. There were 17,000, 49,000, and 86,000 restricted stock units cancelled to pay withholding taxes for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 21 – Regulatory Capital

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's operations and financial statements. Under capital adequacy guidelines, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about risk components, asset risk weighting, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital and Tier 1 common to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2017, that the Company meets all capital adequacy requirements to which it is subject.

The Company's capital amounts and ratios, as calculated under regulatory guidelines of Basel III at December 31, 2017 and 2016 are presented in the following table:

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,844,261	14.06%	$1,618,009	8.00%	$2,022,511	10.00%
Umpqua Bank	$2,668,069	13.21%	$1,615,698	8.00%	$2,019,623	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$2,238,540	11.07%	$1,213,507	6.00%	$1,618,009	8.00%
Umpqua Bank	$2,523,599	12.50%	$1,211,774	6.00%	$1,615,698	8.00%
Tier 1 Common
(to Risk Weighted Assets)
Consolidated	$2,238,540	11.07%	$910,130	4.50%	$1,314,632	6.50%
Umpqua Bank	$2,523,599	12.50%	$908,830	4.50%	$1,312,755	6.50%
Tier 1 Capital
(to Average Assets)
Consolidated	$2,238,540	9.38%	$954,403	4.00%	$1,193,003	5.00%
Umpqua Bank	$2,523,599	10.59%	$953,264	4.00%	$1,191,579	5.00%
As of December 31, 2016
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,707,693	14.72%	$1,471,577	8.00%	$1,839,471	10.00%
Umpqua Bank	$2,534,927	13.79%	$1,470,731	8.00%	$1,838,414	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$2,108,948	11.47%	$1,103,682	6.00%	$1,471,577	8.00%
Umpqua Bank	$2,397,449	13.04%	$1,103,048	6.00%	$1,470,731	8.00%
Tier 1 Common
(to Risk Weighted Assets)
Consolidated	$2,108,948	11.47%	$827,762	4.50%	$1,195,656	6.50%
Umpqua Bank	$2,397,449	13.04%	$827,286	4.50%	$1,194,969	6.50%
Tier 1 Capital
(to Average Assets)
Consolidated	$2,108,948	9.21%	$915,917	4.00%	$1,144,896	5.00%
Umpqua Bank	$2,397,449	10.47%	$916,260	4.00%	$1,145,325	5.00%
The Company is a registered financial holding company under the Gramm-Leach-Bliley Act of 1999, and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System. The Bank is an Oregon state chartered bank with deposits insured by the FDIC, and is subject to the supervision and regulation of the FDIC and the Director of the Oregon Department of Consumer and Business Services, administered through the Division of Finance and Corporate Securities, as well as to the supervision and regulation of the California, Washington, Idaho, and Nevada banking regulators. As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.

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

The final rules, among other things, include a common equity Tier 1 capital ("CET1") to risk-weighted assets ratio, including a capital conservation buffer. The required CET1 ratio will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 6.0% which is the current minimum, to 8.5% on January 1, 2019, as well as require a minimum leverage ratio of 4.0%.

Under the final rule, as Umpqua is above $15.0 billion in assets as a result of an acquisition, the combined trust preferred security debt issuances were phased out of Tier 1 and into Tier 2 capital (75% starting in the first quarter of 2015 and 100% starting in the first quarter of 2016).

On November 21, 2017, the federal banking regulators finalized a halt in the phase-in of certain provisions of the rule for certain banks, including Umpqua. The final rules had provided for a number of adjustments to and deductions from the new CET1. The deductions included, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Effective on January 1, 2018, the 2017 rule pauses the full transition to the Basel III treatment for these items.

Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank have made a one-time permanent election to continue to exclude these items in order to avoid significant variations in the level of capital depending on the impact of interest rate fluctuations on the fair value of the Company's securities portfolio.

Note 22 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of December 31, 2017 and December 31, 2016, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets:

(in thousands)		December 31, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$634,280	$634,280	$1,449,432	$1,449,432
Trading securities	1,2	12,255	12,255	10,964	10,964
Investment securities available for sale	1,2	3,065,769	3,065,769	2,701,220	2,701,220
Investment securities held to maturity	3	3,803	4,906	4,216	5,217
Loans held for sale, at fair value	2	259,518	259,518	387,318	387,318
Loans and leases, net	3	18,939,576	18,936,038	17,374,679	17,385,156
Restricted equity securities	1	43,508	43,508	45,528	45,528
Residential mortgage servicing rights	3	153,151	153,151	142,973	142,973
Bank owned life insurance assets	1	306,864	306,864	299,673	299,673
Derivatives	2,3	32,256	32,256	47,501	47,501
Visa Class B common stock	3	—	86,380	—	59,107
FINANCIAL LIABILITIES:
Deposits	1,2	$19,948,300	$19,930,568	$19,020,985	$19,016,330
Securities sold under agreements to repurchase	2	294,299	294,299	352,948	352,948
Term debt	2	802,357	790,532	852,397	844,377
Junior subordinated debentures, at fair value	3	277,155	277,155	262,209	262,209
Junior subordinated debentures, at amortized cost	3	100,609	81,944	100,931	77,640
Derivatives	2	9,288	9,288	37,063	37,063

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$273	$—	$273	$—
Equity securities	11,982	11,982	—	—
Investment securities available for sale
U.S. Treasury and agencies	39,698	—	39,698	—
Obligations of states and political subdivisions	308,456	—	308,456	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,665,645	—	2,665,645	—
Investments in mutual funds and other equity securities	51,970	51,970	—	—
Loans held for sale, at fair value	259,518	—	259,518	—
Residential mortgage servicing rights, at fair value	153,151	—	—	153,151
Derivatives
Interest rate lock commitments	4,752	—	—	4,752
Interest rate forward sales commitments	286	—	286	—
Interest rate swaps	26,081	—	26,081	—
Foreign currency derivative	1,137	—	1,137	—
Total assets measured at fair value	$3,522,949	$63,952	$3,301,094	$157,903
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$277,155	$—	$—	$277,155
Derivatives
Interest rate forward sales commitments	567	—	567	—
Interest rate swaps	7,229	—	7,229	—
Foreign currency derivative	1,492	—	1,492	—
Total liabilities measured at fair value	$286,443	$—	$9,288	$277,155

(in thousands)	December 31, 2016
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$662	$—	$662	$—
Equity securities	10,302	10,302	—	—
Investment securities available for sale
Obligations of states and political subdivisions	307,697	—	307,697	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,391,553	—	2,391,553	—
Investments in mutual funds and other equity securities	1,970	—	1,970	—
Loans held for sale, at fair value	387,318	—	387,318	—
Residential mortgage servicing rights, at fair value	142,973	—	—	142,973
Derivatives
Interest rate lock commitments	4,076	—	—	4,076
Interest rate forward sales commitments	8,054	—	8,054	—
Interest rate swaps	34,701	—	34,701	—
Foreign currency derivatives	670	—	670	—
Total assets measured at fair value	$3,289,976	$10,302	$3,132,625	$147,049
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$262,209	$—	$—	$262,209
Derivatives
Interest rate forward sales commitments	1,318	—	1,318	—
Interest rate swaps	34,871	—	34,871	—
Foreign currency derivatives	874	—	874	—
Total liabilities measured at fair value	$299,272	$—	$37,063	$262,209

The following methods were used to estimate the fair value of each class of financial instrument in the tables above:

Cash and Cash Equivalents - For short-term instruments, including noninterest bearing cash and due from banks, and interest bearing cash, the carrying amount is a reasonable estimate of fair value.

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

Residential Mortgage Servicing Rights - The fair value of the MSR is estimated using a discounted cash flow model.  Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Management believes the significant inputs utilized are indicative of those that would be used by market participants.

Bank Owned Life Insurance Assets- Fair values of insurance policies owned are based on the insurance contract's cash surrender value.

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

Junior Subordinated Debentures - The fair value of junior subordinated debentures is estimated using an income approach valuation technique.  The significant inputs utilized in the estimation of fair value of these instruments are the credit risk adjusted spread and three month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability, contemplating the inherent risk of the obligation. The Company periodically utilizes a valuation firm to determine or validate the reasonableness of inputs and factors that are used to determine the fair value. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants.  Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure.

Derivative Instruments - The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2017, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2017:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant prepayment rate	12.27%
		Discount rate	9.70%
Interest rate lock commitments	Internal pricing model
		Pull-through rate	88.83%
Junior subordinated debentures	Discounted cash flow
		Credit spread	4.97%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of December 31, 2017, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or the forward swap interest rate curve will result in positive fair value adjustments (and decrease the fair value measurement). Conversely, a decrease in the credit risk adjusted spread and/or the forward swap interest rate curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2017 and 2016.

(in thousands)	Beginning Balance	Change included in earnings	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2017
Residential mortgage servicing rights, at fair value	$142,973	$(23,267)	$33,445	$—	$153,151	$(6,799)
Interest rate lock commitments, net	4,076	2,461	39,310	(41,095)	4,752	4,752
Junior subordinated debentures, at fair value	262,209	28,147	—	(13,201)	277,155	28,147

2016
Residential mortgage servicing rights, at fair value	$131,817	$(25,926)	$37,082	$—	$142,973	$(14,133)
Interest rate lock commitments, net	3,631	834	58,881	(59,270)	4,076	4,076
Junior subordinated debentures, at fair value	255,457	17,815	—	(11,063)	262,209	17,815

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

(in thousands)	December 31, 2017
	Total	Level 1	Level 2	Level 3
Loans and leases	$75,121	$—	$—	$75,121
Other real estate owned	68	—	—	68
	$75,189	$—	$—	$75,189

(in thousands)	December 31, 2016
	Total	Level 1	Level 2	Level 3
Loans and leases	$25,753	$—	$—	$25,753
Other real estate owned	2,612	—	—	2,612
	$28,365	$—	$—	$28,365

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Loans and leases	48,488	33,289	29,083
Other real estate owned	146	1,719	2,782
Total loss from nonrecurring measurements	$48,634	$35,008	$31,865

The following provides a description of the valuation technique and inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis. Unobservable inputs and qualitative information about the unobservable inputs are not presented as the fair value is determined by third-party information. The loans and leases amounts above represent impaired, collateral dependent loans that have been adjusted to fair value.  When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs.  Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals, but in some cases, the value of the collateral may be estimated as having little to no value. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses.  The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral.

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017			December 31, 2016
			Fair Value			Fair Value
		Aggregate	Less Aggregate		Aggregate	Less Aggregate
		Unpaid	Unpaid		Unpaid	Unpaid
	Fair	Principal	Principal	Fair	Principal	Principal
	Value	Balance	Balance	Value	Balance	Balance
Loans held for sale	$259,518	$250,721	$8,797	$387,318	$378,974	$8,344

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Consolidated Statements of Income. For the years ended December 31, 2017, 2016 and 2015, the Company recorded a net increase of $453,000, a net decrease of $3.5 million, and a net decrease of $696,000, respectively, representing the change in fair value reflected in earnings.

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

Note 23 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015:

(in thousands, except per share data)	2017	2016	2015
NUMERATORS:
Net income	$246,019	$232,940	$222,539
Less:
Dividends and undistributed earnings allocated to participating securities (1)	56	125	357
Net earnings available to common shareholders	$245,963	$232,815	$222,182
DENOMINATORS:
Weighted average number of common shares outstanding - basic	220,251	220,282	220,327
Effect of potentially dilutive common shares (2)	585	626	718
Weighted average number of common shares outstanding - diluted	220,836	220,908	221,045
EARNINGS PER COMMON SHARE:
Basic	$1.12	$1.06	$1.01
Diluted	$1.11	$1.05	$1.01

(1) Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2) Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the years ended December 31, 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Stock options	9	51	95
Restricted stock	1	—	3

Note 24 – Segment Information

In the first quarter of 2017, the Company realigned its operating segments based on changes in its internal reporting structure to align with the change in the Company's Chief Operating Decision Maker. The Company now reports four primary segments: Commercial Bank, Wealth Management, Retail Bank, and Home Lending with the remainder as Corporate and other. The prior periods have been recast to reflect current presentation of segments.

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

Management monitors the Company's results using an internal performance measurement accounting system, which provides line of business results and key performance measures. A primary objective of this profitability measurement system and related internal financial reporting practices are designed to produce consistent results that reflect the underlying economics of the business, and to support strategic objectives and analysis based on how management views the business. Various methodologies employed within this system to measure performance are based on management's judgment or other subjective factors. Consequently, the information presented is not necessarily comparable with similar information for other financial institutions.

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

Funds transfer pricing is used in the determination of net interest income reported by assigning a cost for funds used or credit for funds provided to all assets and liabilities within each business segment. In general, assets and liabilities are match-funded based on their maturity or repricing characteristics, adjusted for estimated prepayments if applicable. The value of funds provided or cost of funds used by the business segments is priced at rates that approximate wholesale market rates of the Company for funds with similar duration and re-pricing characteristics. Market rates are generally based on LIBOR or interest rate swap rates, plus consideration of the Company's incremental credit spread/cost of borrowing. As a result, the business segments are generally insulated from changes in interest rates. This method of funds transfer pricing also serves to transfer interest rate risk to Treasury, which is contained within the Corporate & Other segment. However, the business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions that are within overall Corporate guidelines.

Noninterest income and expenses directly attributable to a business segment are directly recorded within that business unit. To better analyze the total financial performance of each business unit and to consider the total cost to support a segment, management allocates centrally provided support services and other corporate overhead to the business segments based on various methodologies. Examples of these type of expense overhead pools include information technology, operations, human resources, finance, risk management, credit administration, legal, and marketing. Expense allocations are based on actual usage where practicably calculated or by management's estimate of such usage. Example of typical expense allocation drivers include number of employees, loan or deposits average balances or counts, origination or transaction volumes, credit quality related indicators, noninterest expense, or other identified drivers.

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

The provision for income taxes is allocated to business segments using a 37% effective tax rate. The residual income tax expense or benefit arising from changes in tax rates due to the Tax Act, tax planning strategies or other tax attributes to arrive at the consolidated effective tax rate is retained in Corporate and Other.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Year Ended December 31, 2017
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$434,942	$22,103	$282,622	$39,487	$80,734	$859,888
Provision for loan and lease losses	37,108	360	7,701	1,692	393	47,254
Non-interest income	52,054	18,697	62,366	142,763	1,316	277,196
Non-interest expense	218,266	32,123	288,236	146,690	62,560	747,875
Income before income taxes	231,622	8,317	49,051	33,868	19,097	341,955
Provision (benefit) for income taxes	85,700	3,077	18,149	12,531	(23,521)	95,936
Net income	$145,922	$5,240	$30,902	$21,337	$42,618	$246,019

Total assets	$13,856,963	$437,873	2,143,830	$3,355,189	5,947,584	$25,741,439
Total loans and leases	$13,683,264	$423,813	2,054,058	$2,921,897	(2,848)	$19,080,184
Total deposits	$3,776,080	$993,559	12,449,568	$222,494	2,506,599	$19,948,300

(in thousands)	Year Ended December 31, 2016
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$422,022	$21,341	$254,043	$41,435	$105,747	$844,588
Provision (recapture) for loan and lease losses	35,348	587	8,049	(3,426)	1,116	41,674
Non-interest income	48,227	19,554	62,726	163,527	5,906	299,940
Non-interest expense	203,233	34,213	293,307	154,922	51,480	737,155
Income before income taxes	231,668	6,095	15,413	53,466	59,057	365,699
Provision for income taxes	85,718	2,255	5,703	19,783	19,300	132,759
Net income	$145,950	$3,840	$9,710	$33,683	$39,757	$232,940

Total assets	$12,829,249	$437,058	1,893,433	$3,243,600	6,409,779	$24,813,119
Total loans and leases	$12,640,383	$415,737	1,806,554	$2,685,181	(39,192)	$17,508,663
Total deposits	$3,288,837	$1,011,454	12,032,906	$229,358	2,458,430	$19,020,985

(in thousands)	Year Ended December 31, 2015
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$416,385	$17,412	$240,147	$35,130	$162,560	$871,634
Provision for loan and lease losses	25,655	38	8,187	2,709	—	36,589
Non-interest income	38,126	21,152	62,141	144,846	9,459	275,724
Non-interest expense	198,614	37,355	290,230	142,150	95,293	763,642
Income before income taxes	230,242	1,171	3,871	35,117	76,726	347,127
Provision for income taxes	85,190	433	1,432	12,994	24,539	124,588
Net income	$145,052	$738	$2,439	$22,123	$52,187	$222,539

Total assets	$12,342,117	$366,438	$1,720,569	$3,281,256	$5,696,001	$23,406,381
Total loans and leases	$12,153,712	$346,905	$1,624,004	$2,771,990	$(30,075)	$16,866,536
Total deposits	$2,955,578	$813,327	$11,352,058	$17,374	$2,568,852	$17,707,189

Note 25 – Related Party Transactions

In the ordinary course of business, the Bank has made loans to its directors and executive officers (and their associated and affiliated companies). All such loans have been made in accordance with regulatory requirements.
The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Loans outstanding at beginning of year	$9,836	$10,302	$19,718
New loans and advances	3,982	2,006	7,165
Less loan repayments	(3,516)	(2,472)	(16,506)
Reclassification (1)	(1,319)	—	(75)
Loans outstanding at end of year	$8,983	$9,836	$10,302
(1) Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2017 and 2016, deposits of related parties amounted to $11.8 million and $9.9 million, respectively.

Note 26 – Parent Company Financial Statements

Condensed Balance Sheets
December 31,

(in thousands)	2017	2016
ASSETS
Non-interest bearing deposits with subsidiary bank	$124,915	$92,540
Investments in:
Bank subsidiary	4,299,940	4,204,591
Nonbank subsidiaries	33,368	43,488
Other assets	382	3,914
Total assets	$4,458,605	$4,344,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to bank subsidiary	$115	$75
Other liabilities	65,940	64,523
Junior subordinated debentures, at fair value	277,155	262,209
Junior subordinated debentures, at amortized cost	100,609	100,931
Total liabilities	443,819	427,738
Shareholders' equity	4,014,786	3,916,795
Total liabilities and shareholders' equity	$4,458,605	$4,344,533

Condensed Statements of Income
Year Ended December 31,

(in thousands)	2017	2016	2015
INCOME
Dividends from subsidiaries	$177,798	$164,481	$153,437
Other income	(14,678)	(6,284)	(6,272)
Total income	163,120	158,197	147,165

EXPENSES
Management fees paid to subsidiaries	1,003	946	447
Other expenses	20,325	17,389	15,564
Total expenses	21,328	18,335	16,011

Income before income tax benefit and equity in undistributed earnings of subsidiaries	141,792	139,862	131,154
Income tax benefit	(25,679)	(8,887)	(7,269)
Net income before equity in undistributed earnings of subsidiaries	167,471	148,749	138,423
Equity in undistributed earnings of subsidiaries	78,548	84,191	84,116
Net income	246,019	232,940	222,539
Dividends and undistributed earnings allocated to participating securities	56	125	357
Net earnings available to common shareholders	$245,963	$232,815	$222,182

Condensed Statements of Cash Flows
Year Ended December 31,

(in thousands)	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$246,019	$232,940	$222,539
Adjustment to reconcile net income to net cash
provided by operating activities:
Equity in undistributed earnings of subsidiaries	(78,548)	(84,191)	(84,116)
Depreciation, amortization and accretion	(322)	(322)	(322)
Change in junior subordinated debentures carried at fair value	14,946	6,752	6,163
Net decrease in other assets	3,532	972	617
Net decrease in other liabilities	(2,006)	(2,112)	(2,903)
Net cash provided by operating activities	183,621	154,039	141,978

INVESTING ACTIVITIES:
Change in advances to subsidiaries	1,690	3,258	(5,000)
Net cash provided (used) by investing activities	1,690	3,258	(5,000)

FINANCING ACTIVITIES:
Net increase in advances from subsidiaries	115	45	—
Dividends paid on common stock	(145,398)	(141,074)	(134,618)
Repurchases and retirement of common stock	(8,614)	(17,708)	(14,589)
Proceeds from stock options exercised	961	2,626	1,481
Net cash used by financing activities	(152,936)	(156,111)	(147,726)

Net increase (decrease) in cash and cash equivalents	32,375	1,186	(10,748)
Cash and cash equivalents, beginning of year	92,540	91,354	102,102
Cash and cash equivalents, end of year	$124,915	$92,540	$91,354

Note 27 – Quarterly Financial Information (Unaudited)

The following tables present the summary results for the eight quarters ended December 31, 2017:

(in thousands, except per share information)	2017
	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$242,135	$240,716	$231,139	$224,114	$938,104
Interest expense	21,514	20,252	19,061	17,389	78,216
Net interest income	220,621	220,464	212,078	206,725	859,888
Provision for loan and lease losses	12,928	11,997	10,657	11,672	47,254
Non-interest income	70,450	75,402	71,119	60,225	277,196
Non-interest expense	192,786	188,354	184,021	182,714	747,875
Income before provision for income taxes	85,357	95,515	88,519	72,564	341,955
Provision for income taxes	3,486	34,182	31,707	26,561	95,936
Net income	81,871	61,333	56,812	46,003	246,019
Dividends and undistributed earnings allocated to participating securities	16	14	14	12	56
Net earnings available to common shareholders	$81,855	$61,319	$56,798	$45,991	$245,963

Basic earnings per common share	$0.37	$0.28	$0.26	$0.21
Diluted earnings per common share	$0.37	$0.28	$0.26	$0.21
Cash dividends declared per common share	$0.18	$0.18	$0.16	$0.16

(in thousands, except per share information)	2016
	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$224,703	$226,419	$225,453	$234,064	$910,639
Interest expense	16,907	16,527	16,255	16,362	66,051
Net interest income	207,796	209,892	209,198	217,702	844,588
Provision for loan and lease losses	13,171	13,091	10,589	4,823	41,674
Non-interest income	98,620	80,710	74,659	45,951	299,940
Non-interest expense	183,468	181,187	188,511	183,989	737,155
Income before provision for income taxes	109,777	96,324	84,757	74,841	365,699
Provision for income taxes	40,502	34,515	30,470	27,272	132,759
Net income	69,275	61,809	54,287	47,569	232,940
Dividends and undistributed earnings allocated to participating securities	33	31	32	29	125
Net earnings available to common shareholders	$69,242	$61,778	$54,255	$47,540	$232,815

Basic earnings per common share	$0.31	$0.28	$0.25	$0.22
Diluted earnings per common share	$0.31	$0.28	$0.25	$0.22
Cash dividends declared per common share	$0.16	$0.16	$0.16	$0.16

Note 28 – Subsequent Events

In February 2018, the Company redeemed the debt securities of the Humboldt Bancorp Statutory Trust I. The Company paid $5.5 million, which included the principal balance, interest and fees. The Company plans to also redeem the debt securities of HB Capital Trust I in March 2018. These balances are included in the Junior Subordinated Debentures at amortized cost on the Consolidated Balance Sheets as of December 31, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2017, our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.
Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2017 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment and those criteria, we believe that, as of December 31, 2017, the Company maintained effective internal control over financial reporting.
The Company's independent registered public accounting firm has audited the Company's consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2017 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.
February 23, 2018

ITEM 9B. OTHER INFORMATION.
Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2018 annual meeting of shareholders under the captions "Item 1. Election of Directors," "Information About Executive Officers," "Corporate Governance Overview" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The response to this item is incorporated by reference to the Proxy Statement, Item 2-Ratification of Registered Public Accounting Firm Appointment.
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

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 7, 2014

3.2	Bylaws, as amended	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 21, 2017

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1**	Third Restated Supplemental Executive Retirement Plan effective April 16, 2008 between the Company and Raymond P. Davis	Incorporated by reference to Exhibit 99.1 to Form 8-K/A filed April 22, 2008

10.2**	2003 Stock Incentive Plan, as amended, effective March 5, 2007	Incorporated by reference to Appendix A to Form DEF 14A filed March 14, 2007

10.3**	Form of Employment Agreement with executive officer Farnsworth	Incorporated by reference to Exhibit 99.1 to Form 8-K filed March 7, 2008

10.4**	Form of First Amendment to form of Employment Agreement with executive officers Farnsworth and McLaughlin	Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 14, 2013

10.5**	Employment Agreement dated effective March 24, 2010 between the Company and Cort O'Haver	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 4, 2010

10.6.a**	First Amendment to Employment Agreement with Cort O'Haver dated effective December 1, 2014	Incorporated by reference to Exhibit 10.9 to Form 10-K filed February 23, 2015.

10.6.b**	Second Amendment to Employment Agreement with Cort O'Haver dated effective January 1, 2017	Incorporated by reference to Exhibit 10.7.B to Form 10-K filed February 23, 2017

10.7**	Employment Agreement dated effective November 23, 2015 between Umpqua Bank and Tory Nixon	Incorporated by reference to Exhibit 10.8 to Form 10-K filed February 23, 2017

10.7.a**	First Amendment to Employment Agreement with Tory Nixon dated effective December 31, 2017	Filed herewith

10.8**	Employment Agreement dated effective July 1, 2015 between the Company and David Shotwell	Incorporated by reference to Exhibit 99.1 to Form 8-K filed July 1, 2015

10.9**	Umpqua Holdings Corporation 2013 Incentive Plan, effective December 14, 2012, as amended	Incorporated by reference to Exhibit 10.10 to Form 10-K filed February 23, 2017

10.10**	Form of Restricted Stock Award Agreement under 2013 Incentive Plan (Service Vesting)	Incorporated by reference to Exhibit 10.11 to Form 10-K filed February 25, 2016

10.11**	Form of Restricted Stock Award Agreement under 2013 Incentive Plan (Performance Vesting)	Incorporated by reference to Exhibit 10.12 to Form 10-K filed February 25, 2016

10.12**	Sterling Financial Corporation 2010 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Sterling Financial Corporation filed December 9, 2010

10.13**	Employment Agreement between the Company and Andrew Ognall dated as of May 1, 2014	Incorporated by reference to Exhibit 10.16 to Form 10-K filed February 25, 2016

10.14**	Employment Agreement between the Company and Neal McLaughlin dated as of March 1, 2005	Incorporated by reference to Exhibit 10.15 to Form 10-K filed February 23, 2017

Exhibit #	Description	Location

10.15**	Employment Agreement between the Company and Rilla Delorier dated as of April 10, 2017	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 4, 2017

12.0	Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP	Filed herewith

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

**Indicates compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2018.

UMPQUA HOLDINGS CORPORATION (Registrant)

/s/ Cort L. O'Haver		February 23, 2018
Cort L. O'Haver, President and Chief Executive Officer

Signature	Title	Date

/s/ Cort L. O'Haver	President, Chief Executive Officer and Director	February 23, 2018
Cort L. O'Haver	(Principal Executive Officer)

/s/ Ronald L. Farnsworth	Executive Vice President, Chief Financial Officer	February 23, 2018
Ronald L. Farnsworth	(Principal Financial Officer)

/s/ Neal T. McLaughlin	Executive Vice President, Treasurer	February 23, 2018
Neal T. McLaughlin	(Principal Accounting Officer)

/s/ Peggy Y. Fowler	Chair	February 23, 2018
Peggy Y. Fowler

/s/ Stephen M. Gambee	Director	February 23, 2018
Stephen M. Gambee

/s/ James S. Greene	Director	February 23, 2018
James S. Greene

/s/ Luis F. Machuca	Director	February 23, 2018
Luis F. Machuca

/s/ Maria M. Pope	Director	February 23, 2018
Maria M. Pope

/s/ John F. Schultz	Director	February 23, 2018
John F. Schultz

/s/ Susan F. Stevens	Director	February 23, 2018
Susan F. Stevens

/s/ Hilliard C. Terry, III	Director	February 23, 2018
Hilliard C. Terry, III

/s/ Bryan L. Timm	Vice Chair	February 23, 2018
Bryan L. Timm