Form 10-Q
period 2018-03-31
UMPQUA HOLDINGS CORP
filed 2018-05-04
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: March 31, 2018
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

Common stock, no par value: 220,171,947 shares outstanding as of April 30, 2018

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks (restricted cash of $30,120 and $27,939)	$304,681	$330,856
Interest bearing cash and temporary investments	264,508	303,424
Total cash and cash equivalents	569,189	634,280
Investment securities
Equity and other, at fair value	63,295	12,255
Available for sale, at fair value	2,947,414	3,065,769
Held to maturity, at amortized cost	3,667	3,803
Loans held for sale, at fair value	299,739	259,518
Loans and leases	19,314,589	19,080,184
Allowance for loan and lease losses	(141,933)	(140,608)
Net loans and leases	19,172,656	18,939,576
Restricted equity securities	43,501	43,508
Premises and equipment, net	259,354	269,182
Goodwill	1,787,651	1,787,651
Other intangible assets, net	28,589	30,130
Residential mortgage servicing rights, at fair value	164,760	153,151
Other real estate owned	13,055	11,734
Bank owned life insurance	307,745	306,864
Other assets	215,028	224,018
Total assets	$25,875,643	$25,741,439
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$6,699,399	$6,505,628
Interest bearing	13,407,457	13,442,672
Total deposits	20,106,856	19,948,300
Securities sold under agreements to repurchase	291,984	294,299
Term debt	801,868	802,357
Junior subordinated debentures, at fair value	278,410	277,155
Junior subordinated debentures, at amortized cost	88,895	100,609
Deferred tax liability, net	39,277	37,503
Other liabilities	254,471	266,430
Total liabilities	21,861,761	21,726,653
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2018 and 2017; issued and outstanding: 220,460,836 in 2018 and 220,148,824 in 2017	3,515,506	3,517,258
Retained earnings	546,330	522,520
Accumulated other comprehensive loss	(47,954)	(24,992)
Total shareholders' equity	4,013,882	4,014,786
Total liabilities and shareholders' equity	$25,875,643	$25,741,439

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended
	March 31, 2018	March 31, 2017
INTEREST INCOME
Interest and fees on loans and leases	$227,738	$205,996
Interest and dividends on investment securities:
Taxable	15,699	13,931
Exempt from federal income tax	2,128	2,242
Dividends	468	388
Interest on temporary investments and interest bearing deposits	1,164	1,557
Total interest income	247,197	224,114
INTEREST EXPENSE
Interest on deposits	15,610	9,648
Interest on securities sold under agreement to repurchase and federal funds purchased	63	30
Interest on term debt	3,361	3,510
Interest on junior subordinated debentures	4,932	4,201
Total interest expense	23,966	17,389
Net interest income	223,231	206,725
PROVISION FOR LOAN AND LEASE LOSSES	13,656	11,672
Net interest income after provision for loan and lease losses	209,575	195,053
NON-INTEREST INCOME
Service charges on deposits	14,995	14,729
Brokerage revenue	4,194	4,122
Residential mortgage banking revenue, net	38,438	26,834
Loss on sale of investment securities, net	—	(2)
Gain on loan sales, net	1,230	1,754
Loss on junior subordinated debentures carried at fair value	—	(1,555)
BOLI income	2,070	2,069
Other income	17,640	12,274
Total non-interest income	78,567	60,225
NON-INTEREST EXPENSE
Salaries and employee benefits	106,551	106,473
Occupancy and equipment, net	38,661	38,673
Communications	4,433	5,104
Marketing	1,800	1,733
Services	15,061	11,305
FDIC assessments	4,480	4,087
(Gain) loss on other real estate owned, net	(38)	82
Intangible amortization	1,541	1,689
Merger related expenses	—	1,020
Other expenses	13,624	12,548
Total non-interest expense	186,113	182,714
Income before provision for income taxes	102,029	72,564
Provision for income taxes	24,360	26,561
Net income	$77,669	$46,003

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended
	March 31, 2018	March 31, 2017
Net income	$77,669	$46,003
Dividends and undistributed earnings allocated to participating securities	6	12
Net earnings available to common shareholders	$77,663	$45,991
Earnings per common share:
Basic	$0.35	$0.21
Diluted	$0.35	$0.21
Weighted average number of common shares outstanding:
Basic	220,370	220,287
Diluted	220,825	220,779

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended
	March 31, 2018	March 31, 2017
Net income	$77,669	$46,003
Available for sale securities:
Unrealized (losses) gains arising during the period	(42,190)	4,142
Income tax benefit (expense) related to unrealized (losses) gains	10,771	(1,604)

Reclassification adjustment for net realized losses in earnings	—	2
Income tax benefit related to realized losses	—	(1)
Net change in unrealized (losses) gains for available for sale securities	(31,419)	2,539

Junior subordinated debentures, at fair value:
Unrealized losses arising during the period	(1,683)	—
Income tax benefit related to unrealized losses	430	—
Net change in unrealized losses for junior subordinated debentures, at fair value	(1,253)	—
Other comprehensive (loss) income, net of tax	(32,672)	2,539
Comprehensive income	$44,997	$48,542

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Retained Earnings		Total
Balance at January 1, 2017	220,177,030	$3,515,299	$422,839	$(21,343)	$3,916,795
Net income			246,019		246,019
Other comprehensive income, net of tax				781	781
Stock-based compensation		9,612			9,612
Stock repurchased and retired	(468,555)	(8,614)			(8,614)
Issuances of common stock under stock plans	440,349	961			961
Cash dividends on common stock ($0.68 per share)			(150,768)		(150,768)
Tax rate effect reclassification (1)			4,430	(4,430)	—
Balance at December 31, 2017	220,148,824	$3,517,258	$522,520	$(24,992)	$4,014,786

Balance at January 1, 2018	220,148,824	$3,517,258	$522,520	$(24,992)	$4,014,786
Net income			77,669		77,669
Other comprehensive loss, net of tax				(32,672)	(32,672)
Stock-based compensation		1,829			1,829
Stock repurchased and retired	(201,473)	(4,340)			(4,340)
Issuances of common stock under stock plans	513,485	759			759
Cash dividends on common stock ($0.20 per share)			(44,149)		(44,149)
Junior subordinated debentures, at fair value, cumulative effect adjustment (2)			(9,710)	9,710	—
Balance at March 31, 2018	220,460,836	$3,515,506	$546,330	$(47,954)	$4,013,882

(1) The reclassification adjustment from accumulated other comprehensive income (loss) to retained earnings relating to the effects from the application of the Tax Cuts and Jobs Act of 2017.

(2) The cumulative effect adjustment from retained earnings to accumulated other comprehensive income (loss) relating to the implementation of new accounting guidance for the junior subordinated debentures that the Company previously elected to fair value on a recurring basis. Refer to Note 1 for discussion of the new accounting guidance.

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,669	$46,003
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	5,907	6,878
Loss on sale of investment securities, net	—	2
(Gain) loss on sale of other real estate owned, net	(43)	15
Valuation adjustment on other real estate owned	5	67
Provision for loan and lease losses	13,656	11,672
Change in cash surrender value of bank owned life insurance	(2,105)	(2,104)
Depreciation, amortization and accretion	13,943	14,862
Gain on sale of premises and equipment	(1,341)	—
Additions to residential mortgage servicing rights carried at fair value	(6,530)	(7,041)
Change in fair value of residential mortgage servicing rights carried at fair value	(5,079)	7,670
Gain on redemption of junior subordinated debentures at amortized cost	(1,043)	—
Change in junior subordinated debentures carried at fair value	—	1,396
Stock-based compensation	1,829	2,804
Net increase in equity and other account assets	(107)	(277)
Gain on sale of loans, net	(14,508)	(22,746)
Change in loans held for sale carried at fair value	306	(4,885)
Origination of loans held for sale	(687,226)	(754,715)
Proceeds from sales of loans held for sale	659,977	795,837
Change in other assets and liabilities:
Net decrease in other assets	10,116	19,235
Net increase (decrease) in other liabilities	1,814	(54,791)
Net cash provided by operating activities	67,240	59,882
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(89,145)	(672,148)
Proceeds from investment securities available for sale	107,908	127,195
Proceeds from investment securities held to maturity	172	124
Purchases of restricted equity securities	—	(1)
Redemption of restricted equity securities	7	7
Net change in loans and leases	(274,731)	(360,236)
Proceeds from sales of loans	21,629	25,259
Net change in premises and equipment	(462)	(6,937)
Proceeds from sales of other real estate owned	161	927
Net cash used in investing activities	$(234,461)	$(885,810)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(in thousands)	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$158,771	$146,619
Net decrease in securities sold under agreements to repurchase	(2,315)	(48,668)
Proceeds from term debt borrowings	50,000	100,000
Repayment of term debt borrowings	(50,513)	(100,000)
Repayment of junior subordinated debentures at amortized cost	(10,598)	—
Dividends paid on common stock	(39,634)	(35,243)
Proceeds from stock options exercised	759	230
Repurchase and retirement of common stock	(4,340)	(1,796)
Net cash provided by financing activities	102,130	61,142
Net decrease in cash and cash equivalents	(65,091)	(764,786)
Cash and cash equivalents, beginning of period	634,280	1,449,432
Cash and cash equivalents, end of period	$569,189	$684,646

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$23,489	$18,161
Income taxes	$11,440	$8,281
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$(31,419)	$2,539
Change in unrealized gains on junior subordinated debentures carried at fair value, net of taxes	$(1,253)	$—
Junior subordinated debentures, at fair value, cumulative effect adjustment	$9,710	$—
Cash dividend declared on common stock and payable after period-end	$44,016	$35,264
Change in GNMA mortgage loans recognized due to repurchase option	$(6,152)	$(5,603)
Transfer of loans to other real estate owned	$1,444	$789
Receivable from BOLI death benefits	$1,224	$—

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation conform to accounting principles generally accepted in the United States of America. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2017 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2017 Annual Report filed on Form 10-K. All references in this report to "Umpqua," "we," "our," "us," the "Company" or similar references mean Umpqua Holdings Corporation, and include our consolidated subsidiaries where the context so requires. References to "Bank" refer to our subsidiary Umpqua Bank, an Oregon state-chartered commercial bank, and references to "Umpqua Investments" refer to our subsidiary Umpqua Investments, Inc., a registered broker-dealer and investment adviser. The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company. Pivotus Ventures, Inc., a wholly-owned subsidiary of Umpqua Holdings Corporation, focuses on advancing bank innovation by developing new bank platforms that could have a significant impact on the experience and economics of banking.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to March 31, 2018 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform to current classifications.

Application of new accounting guidance

As of January 1, 2018, Umpqua adopted the Financial Accounting Standard Board's ("FASB") Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively "ASC 606"), which (i) creates a single framework for recognizing revenue from contracts with customers that are within its scope and (ii) revises when it is appropriate to recognize a gain or loss from the transfer of nonfinancial assets such as other real estate owned. The majority of Umpqua's revenues come from interest income and other sources, including loans, leases, securities, and derivatives, that are outside the scope of ASC 606. Umpqua's revenues that are within the scope of ASC 606 are presented within Non-Interest Income and are recognized as revenue as the Company satisfies its obligation to the customer. Revenues within the scope of ASC 606 include service charges on deposits, brokerage revenue, interchange income, and the sale of other real estate owned. Refer to Note 15 - Revenue from Contracts with Customers for further discussion of Umpqua's accounting policies for revenue sources within the scope of ASC 606.

Umpqua adopted ASC 606 using the modified retrospective method applied on all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy generally accepted accounting principles ("GAAP"). The adoption of ASC 606 did not result in a material change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

As of January 1, 2018, Umpqua applied FASB ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance relates to the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Upon adoption, certain equity securities were reclassified from available for sale to the equity securities classification on the balance sheet. The ASU was applied prospectively. The amendment also requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The disclosures in the fair value footnote have been updated accordingly.

The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company's junior subordinated debentures are variable-rate instruments based on LIBOR, with the majority reseting quarterly. Applying the updated guidance, the FASB noted that the entire risk in excess of the risk free or benchmark rate could be considered instrument-specific credit risk. The Company has determined that all changes in fair value of the junior subordinated debentures are due to changes in value other than in the benchmark rate, and accordingly are instrument-specific credit risk. As such, the Company calculated the change in the discounted cash flows based on updated market credit spreads since the election of the fair value option for each junior subordinated debenture measured at fair value to be a net gain of $13.0 million. The gain was recorded, net of the tax effect, as a cumulative effect adjustment between retained earnings and accumulated other comprehensive income (loss), resulting in an adjustment of $9.7 million upon adoption.

For the first quarter of 2018, the change in fair value is attributable to the change in the instrument specific credit risk of the junior subordinated debentures, as determined by the application of ASU 2016-01. Accordingly, the loss on fair value of junior subordinated debentures for the quarter ended March 31, 2018 of $1.7 million is recorded in other comprehensive income (loss), net of tax, as an other comprehensive loss of $1.3 million.

Note 2 – Investment Securities

The following tables present the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$40,017	$—	$(499)	$39,518
Obligations of states and political subdivisions	299,855	3,295	(3,599)	299,551
Residential mortgage-backed securities and collateralized mortgage obligations	2,682,266	956	(74,877)	2,608,345
	$3,022,138	$4,251	$(78,975)	$2,947,414
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,667	$1,002	$—	$4,669
	$3,667	$1,002	$—	$4,669

(in thousands)	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$40,021	$—	$(323)	$39,698
Obligations of states and political subdivisions	303,352	6,206	(1,102)	308,456
Residential mortgage-backed securities and collateralized mortgage obligations	2,703,997	2,039	(40,391)	2,665,645
Investments in mutual funds and other securities	51,959	11	—	51,970
	$3,099,329	$8,256	$(41,816)	$3,065,769
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,803	$1,103	$—	$4,906
	$3,803	$1,103	$—	$4,906

The above tables reflect that the equity securities are no longer classified as available for sale securities, and instead separately disclosed on the balance sheet. The equity securities were previously reported in investments in mutual funds and other securities within available for sale investment securities.

Investment securities that were in an unrealized loss position as of March 31, 2018 and December 31, 2017 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

March 31, 2018
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$39,518	$499	$—	$—	$39,518	$499
Obligations of states and political subdivisions	92,400	2,058	24,496	1,541	116,896	3,599
Residential mortgage-backed securities and collateralized mortgage obligations	1,309,122	27,267	1,209,663	47,610	2,518,785	74,877
Total temporarily impaired securities	$1,441,040	$29,824	$1,234,159	$49,151	$2,675,199	$78,975

December 31, 2017
(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$39,699	$323	$—	$—	$39,699	$323
Obligations of states and political subdivisions	20,566	322	24,798	780	45,364	1,102
Residential mortgage-backed securities and collateralized mortgage obligations	1,184,000	10,368	1,226,364	30,023	2,410,364	40,391
Total temporarily impaired securities	$1,244,265	$11,013	$1,251,162	$30,803	$2,495,427	$41,816

The unrealized losses on the available for sale securities portfolio were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the securities within the portfolio, including the published credit ratings of the obligations of state and political subdivisions securities for material rating or outlook changes. As of March 31, 2018, 97% of the obligations of states and political subdivisions securities were rated A3/A- or higher by rating agencies. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2018 are issued or guaranteed by government sponsored enterprises. It is expected that the mortgage-backed securities and collateralized mortgage obligations securities will be settled at a price at least equal to the amortized cost of each investment.

Because the decline in fair value of the available for sale securities portfolio is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, these investments are not considered other-than-temporarily impaired.

The following table presents the contractual maturities of investment securities at March 31, 2018:

(in thousands)	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Due within one year	$22,399	$22,267	$—	$—
Due after one year through five years	73,780	73,824	—	—
Due after five years through ten years	435,437	429,274	18	19
Due after ten years	2,490,522	2,422,049	3,649	4,650
	$3,022,138	$2,947,414	$3,667	$4,669

The following table presents, as of March 31, 2018, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To the Federal Home Loan Bank to secure borrowings	$449	$448
To state and local governments to secure public deposits	904,227	887,820
Other securities pledged principally to secure repurchase agreements	435,384	422,762
Total pledged securities	$1,340,060	$1,311,030

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Commercial real estate
Non-owner occupied term, net	$3,526,221	$3,491,137
Owner occupied term, net	2,476,287	2,488,251
Multifamily, net	3,131,275	3,087,792
Construction & development, net	522,680	540,707
Residential development, net	179,871	165,865
Commercial
Term, net	2,025,213	1,944,987
Lines of credit & other, net	1,147,028	1,166,173
Leases and equipment finance, net	1,228,709	1,167,503
Residential
Mortgage, net	3,283,945	3,192,185
Home equity loans & lines, net	1,107,822	1,103,297
Consumer & other, net	685,538	732,287
Total loans and leases, net of deferred fees and costs	$19,314,589	$19,080,184

The loan balances are net of deferred fees and costs of $73.7 million and $73.3 million as of March 31, 2018 and December 31, 2017, respectively. Net loans also include discounts on acquired loans of $5.6 million and $9.5 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, loans totaling $12.3 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $231.0 million and $252.5 million at March 31, 2018 and December 31, 2017, respectively. The carrying balance of purchased impaired loans was $173.5 million and $189.1 million at March 31, 2018 and December 31, 2017, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the three months ended March 31, 2018 and 2017:

(in thousands)	Three Months Ended
	March 31, 2018	March 31, 2017
Balance, beginning of period	$74,268	$95,579
Accretion to interest income	(8,778)	(8,912)
Disposals	(5,016)	(3,287)
Reclassifications from non-accretable difference	6,203	3,391
Balance, end of period	$66,677	$86,771

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes the carrying value of loans and leases sold by major loan type during the three months ended March 31, 2018 and 2017:

(in thousands)	Three Months Ended
	March 31, 2018	March 31, 2017
Commercial real estate
Non-owner occupied term, net	$4,391	$1,707
Owner occupied term, net	5,550	6,675
Commercial
Term, net	10,458	2,630
Leases and equipment finance, net	—	12,493
Total	$20,399	$23,505

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

The combination of the formula allowance component and the specific allowance component represents the allocated allowance for loan and lease losses. There was no unallocated allowance as of March 31, 2018 and December 31, 2017.

Management believes that the ALLL was adequate as of March 31, 2018. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

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

Activity in the Allowance for Loan and Lease Losses

The following tables summarize activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the three months ended March 31, 2018 and 2017:

(in thousands)	Three Months Ended March 31, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$45,765	$63,305	$19,360	$12,178	$140,608
Charge-offs	(311)	(13,475)	(246)	(1,780)	(15,812)
Recoveries	217	2,453	203	608	3,481
Provision	334	12,343	516	463	13,656
Balance, end of period	$46,005	$64,626	$19,833	$11,469	$141,933

	Three Months Ended March 31, 2017
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$47,795	$58,840	$17,946	$9,403	$133,984
Charge-offs	(339)	(10,104)	(210)	(2,349)	(13,002)
Recoveries	400	2,030	197	1,011	3,638
Provision	1,150	8,351	33	2,138	11,672
Balance, end of period	$49,006	$59,117	$17,966	$10,203	$136,292

The following tables present the allowance and recorded investment in loans and leases by portfolio segment and balances individually or collectively evaluated for impairment as of March 31, 2018 and 2017:

(in thousands)	March 31, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$43,546	$64,203	$19,451	$11,428	$138,628
Individually evaluated for impairment	600	5	—	—	605
Loans acquired with deteriorated credit quality	1,859	418	382	41	2,700
Total	$46,005	$64,626	$19,833	$11,469	$141,933
Loans and leases:
Collectively evaluated for impairment	$9,672,055	$4,372,824	$4,359,153	$685,124	$19,089,156
Individually evaluated for impairment	27,898	24,043	—	—	51,941
Loans acquired with deteriorated credit quality	136,381	4,083	32,614	414	173,492
Total	$9,836,334	$4,400,950	$4,391,767	$685,538	$19,314,589

(in thousands)	March 31, 2017
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$45,722	$58,763	$17,374	$10,146	$132,005
Individually evaluated for impairment	735	7	—	—	742
Loans acquired with deteriorated credit quality	2,549	347	592	57	3,545
Total	$49,006	$59,117	$17,966	$10,203	$136,292
Loans and leases:
Collectively evaluated for impairment	$9,243,447	$3,714,197	$3,890,613	$665,412	$17,513,669
Individually evaluated for impairment	40,353	15,357	—	—	55,710
Loans acquired with deteriorated credit quality	212,947	5,293	41,449	570	260,259
Total	$9,496,747	$3,734,847	$3,932,062	$665,982	$17,829,638

Summary of Reserve for Unfunded Commitments Activity

The following tables present a summary of activity in the RUC and unfunded commitments for the three months ended March 31, 2018 and 2017:

(in thousands)	Three Months Ended
	March 31, 2018	March 31, 2017
Balance, beginning of period	$3,963	$3,611
Net charge to other expense	166	(116)
Balance, end of period	$4,129	$3,495

(in thousands)	Total
Unfunded loan and lease commitments:
March 31, 2018	$5,085,021
March 31, 2017	$4,215,048

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following tables summarize our non-accrual loans and leases and loans and leases past due, by loan and lease class, as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90+ Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$2,398	$477	$—	$2,875	$2,364	$3,520,982	$3,526,221
Owner occupied term, net	3,083	—	—	3,083	12,341	2,460,863	2,476,287
Multifamily, net	161	—	—	161	344	3,130,770	3,131,275
Construction & development, net	—	—	—	—	—	522,680	522,680
Residential development, net	—	—	—	—	—	179,871	179,871
Commercial
Term, net	1,891	51	—	1,942	14,331	2,008,940	2,025,213
Lines of credit & other, net	941	64	—	1,005	3,088	1,142,935	1,147,028
Leases and equipment finance, net	11,223	7,169	—	18,392	13,307	1,197,010	1,228,709
Residential
Mortgage, net (2)	4,985	1,955	29,111	36,051	—	3,247,894	3,283,945
Home equity loans & lines, net	1,252	454	2,386	4,092	—	1,103,730	1,107,822
Consumer & other, net	1,979	567	257	2,803	—	682,735	685,538
Total, net of deferred fees and costs	$27,913	$10,737	$31,754	$70,404	$45,775	$19,198,410	$19,314,589

(1) Other includes purchased credit impaired loans of $173.5 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $6.3 million at March 31, 2018.

(in thousands)	December 31, 2017
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90+ Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$207	$2,097	$—	$2,304	$4,578	$3,484,255	$3,491,137
Owner occupied term, net	4,997	2,015	71	7,083	13,870	2,467,298	2,488,251
Multifamily, net	—	—	—	—	355	3,087,437	3,087,792
Construction & development, net	—	—	—	—	—	540,707	540,707
Residential development, net	—	—	—	—	—	165,865	165,865
Commercial
Term, net	597	1,076	—	1,673	14,686	1,928,628	1,944,987
Lines of credit & other, net	1,263	—	401	1,664	6,402	1,158,107	1,166,173
Leases and equipment finance, net	8,494	10,133	2,857	21,484	11,574	1,134,445	1,167,503
Residential
Mortgage, net (2)	—	6,716	36,977	43,693	—	3,148,492	3,192,185
Home equity loans & lines, net	2,004	285	2,587	4,876	—	1,098,421	1,103,297
Consumer & other, net	3,116	870	529	4,515	—	727,772	732,287
Total, net of deferred fees and costs	$20,678	$23,192	$43,422	$87,292	$51,465	$18,941,427	$19,080,184

(1) Other includes purchased credit impaired loans of $189.1 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $12.4 million at December 31, 2017.

Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans, which are also considered impaired loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral-dependent loans.  Therefore, the non-accrual loans as of March 31, 2018 have already been written down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in market prices.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

The following tables summarize our impaired loans by loan class as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance
Commercial real estate
Non-owner occupied term, net	$13,409	$45	$13,280	$396
Owner occupied term, net	11,381	9,782	928	99
Multifamily, net	3,989	344	3,519	105
Commercial
Term, net	27,448	18,490	2,340	5
Lines of credit & other, net	7,487	3,069	—	—
Leases and equipment finance, net	144	144	—	—
Total, net of deferred fees and costs	$63,858	$31,874	$20,067	$605

(in thousands)	December 31, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance
Commercial real estate
Non-owner occupied term, net	$15,930	$2,603	$13,310	$314
Owner occupied term, net	12,775	11,272	940	94
Multifamily, net	3,994	355	3,519	123
Commercial
Term, net	28,117	19,084	2,510	4
Lines of credit & other, net	8,018	6,383	—	—
Total, net of deferred fees and costs	$68,834	$39,697	$20,279	$535

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2018 and 2017:

(in thousands)	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Non-owner occupied term, net	$14,620	$102	$15,735	$149
Owner occupied term, net	11,461	10	8,952	61
Multifamily, net	3,868	30	3,939	30
Construction & development, net	—	—	1,312	11
Residential development, net	—	—	7,445	75
Commercial
Term, net	21,212	89	12,827	35
Lines of credit & other, net	4,726	—	4,966	12
Leases and equipment finance, net	72	—	232	—
Total, net of deferred fees and costs	$55,959	$231	$55,408	$373

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

The following tables summarize our internal risk rating by loan and lease class for the loan and lease portfolio, including purchased credit impaired loans, as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,438,686	$41,494	$32,609	$107	$—	$13,325	$3,526,221
Owner occupied term, net	2,398,088	40,054	27,239	—	196	10,710	2,476,287
Multifamily, net	3,101,489	13,298	12,625	—	—	3,863	3,131,275
Construction & development, net	518,676	1,833	2,171	—	—	—	522,680
Residential development, net	179,871	—	—	—	—	—	179,871
Commercial
Term, net	1,963,577	31,646	9,047	43	70	20,830	2,025,213
Lines of credit & other, net	1,107,212	13,420	23,324	—	3	3,069	1,147,028
Leases and equipment finance, net	1,197,468	11,223	7,169	11,125	1,580	144	1,228,709
Residential
Mortgage, net (2)	3,239,104	7,545	33,920	—	3,376	—	3,283,945
Home equity loans & lines, net	1,103,210	2,003	2,270	—	339	—	1,107,822
Consumer & other, net	682,643	2,543	284	—	68	—	685,538
Total, net of deferred fees and costs	$18,930,024	$165,059	$150,658	$11,275	$5,632	$51,941	$19,314,589
(1) The percentage of impaired loans classified as pass/watch and substandard was 2.2% and 97.8%, respectively, as of March 31, 2018.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $6.3 million at March 31, 2018, which is included in the substandard category.

(in thousands)	December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,396,178	$45,189	$33,143	$630	$84	$15,913	$3,491,137
Owner occupied term, net	2,409,301	30,393	35,191	448	706	12,212	2,488,251
Multifamily, net	3,064,079	14,200	5,639	—	—	3,874	3,087,792
Construction & development, net	538,526	—	2,181	—	—	—	540,707
Residential development, net	165,426	—	439	—	—	—	165,865
Commercial
Term, net	1,900,230	12,735	10,266	82	80	21,594	1,944,987
Lines of credit & other, net	1,122,258	6,539	30,941	52	—	6,383	1,166,173
Leases and equipment finance, net	1,134,446	8,494	10,133	12,868	1,562	—	1,167,503
Residential
Mortgage, net (2)	3,145,363	7,512	35,928	—	3,382	—	3,192,185
Home equity loans & lines, net	1,097,886	2,558	2,322	—	531	—	1,103,297
Consumer & other, net	727,677	3,997	568	—	45	—	732,287
Total, net of deferred fees and costs	$18,701,370	$131,617	$166,751	$14,080	$6,390	$59,976	$19,080,184
(1) The percentage of impaired loans classified as pass/watch and substandard was 1.7%, and 98.3%, respectively, as of December 31, 2017.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $12.4 million at December 31, 2017, which is included in the substandard category.

Troubled Debt Restructurings

At March 31, 2018 and December 31, 2017, impaired loans of $31.7 million and $32.2 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a newly restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were no available commitments for troubled debt restructurings outstanding as of March 31, 2018 and $917,000 as of December 31, 2017.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate, net	$17,647	$5,088	$22,735
Commercial, net	7,556	13,711	21,267
Residential, net	6,456	—	6,456
Total, net of deferred fees and costs	$31,659	$18,799	$50,458

(in thousands)	December 31, 2017
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate, net	$17,694	$5,088	$22,782
Commercial, net	7,787	16,978	24,765
Residential, net	6,676	—	6,676
Total, net of deferred fees and costs	$32,157	$22,066	$54,223

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The following tables present newly restructured loans that occurred during the three months ended March 31, 2018 and 2017:

(in thousands)	Three Months Ended March 31, 2018
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Residential, net	$—	$—	$—	$—	$106	$106
Total, net of deferred fees and costs	$—	$—	$—	$—	$106	$106

	Three Months Ended March 31, 2017
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial, net	$—	$—	$—	$—	$2,919	$2,919
Residential, net	—	—	—	—	253	253
Total, net of deferred fees and costs	$—	$—	$—	$—	$3,172	$3,172

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification. There were $10.2 million in financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three months ended March 31, 2018. There were $118,000 in financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three months ended March 31, 2017.

Note 5–Goodwill and Other Intangible Assets

Goodwill totaled $1.8 billion as of March 31, 2018 and December 31, 2017, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or circumstances since the December 31, 2017 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The following table summarizes the changes in the Company's other intangible assets for the year ended December 31, 2017, and the three months ended March 31, 2018.

(in thousands)	Other Intangible Assets
	Gross	Accumulated Amortization	Net
Balance, December 31, 2016	$113,471	$(76,585)	$36,886
Amortization	—	(6,756)	(6,756)
Balance, December 31, 2017	113,471	(83,341)	30,130
Amortization	—	(1,541)	(1,541)
Balance, March 31, 2018	$113,471	$(84,882)	$28,589

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

The table below presents the forecasted amortization expense for other intangible assets acquired in all mergers:

(in thousands)
Year	Expected Amortization
Remainder of 2018	$4,625
2019	5,618
2020	4,986
2021	4,520
2022	4,095
Thereafter	4,745
$28,589

Note 6 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR") for the three months ended March 31, 2018 and 2017:

(in thousands)	Three Months Ended
	March 31, 2018	March 31, 2017
Balance, beginning of period	$153,151	$142,973
Additions for new MSR capitalized	6,530	7,041
Changes in fair value:
Due to changes in model inputs or assumptions (1)	14,933	(3,606)
Other (2)	(9,854)	(4,064)
Balance, end of period	$164,760	$142,344

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of March 31, 2018 and December 31, 2017 is as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Balance of loans serviced for others	$15,442,915	$15,336,597
MSR as a percentage of serviced loans	1.07%	1.00%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $10.5 million and $9.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Key assumptions used in measuring the fair value of MSR as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Constant prepayment rate	11.13%	12.27%
Discount rate	9.69%	9.70%
Weighted average life (years)	6.8	6.3

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of March 31, 2018 and December 31, 2017 is as follows:

(in thousands)	March 31, 2018	December 31, 2017
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(6,483)	$(6,290)
Effect on fair value of a 20% adverse change	$(12,499)	$(12,093)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(6,756)	$(5,840)
Effect on fair value of a 200 basis point adverse change	$(12,994)	$(11,249)

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

Note 7 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of March 31, 2018:

(dollars in thousands)
Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$17,684	Floating rate, LIBOR plus 3.35%, adjusted quarterly	5.97%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	26,762	Floating rate, LIBOR plus 3.45%, adjusted quarterly	6.11%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	8,332	Floating rate, LIBOR plus 2.85%, adjusted quarterly	5.66%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	8,232	Floating rate, LIBOR plus 2.85%, adjusted quarterly	6.30%	March 2034
Umpqua Master Trust I	August 2007	41,238	25,706	Floating rate, LIBOR plus 1.35%, adjusted quarterly	5.57%	September 2037
Umpqua Master Trust IB	September 2007	20,619	15,786	Floating rate, LIBOR plus 2.75%, adjusted quarterly	6.37%	December 2037
Sterling Capital Trust III	April 2003	14,433	12,254	Floating rate, LIBOR plus 3.25%, adjusted quarterly	5.92%	April 2033
Sterling Capital Trust IV	May 2003	10,310	8,597	Floating rate, LIBOR plus 3.15%, adjusted quarterly	5.98%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	17,306	Floating rate, LIBOR plus 3.25%, adjusted quarterly	6.60%	June 2033
Sterling Capital Trust VI	June 2003	10,310	8,565	Floating rate, LIBOR plus 3.20%, adjusted quarterly	6.41%	September 2033
Sterling Capital Trust VII	June 2006	56,702	36,996	Floating rate, LIBOR plus 1.53%, adjusted quarterly	5.59%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	33,925	Floating rate, LIBOR plus 1.63%, adjusted quarterly	5.70%	December 2036
Sterling Capital Trust IX	July 2007	46,392	29,426	Floating rate, LIBOR plus 1.40%, adjusted quarterly	4.88%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	7,701	Floating rate, LIBOR plus 3.15%, adjusted quarterly	6.55%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	7,185	Floating rate, LIBOR plus 1.80%, adjusted quarterly	5.63%	June 2035
Klamath First Capital Trust I	July 2001	15,464	13,953	Floating rate, LIBOR plus 3.75%, adjusted semiannually	6.34%	July 2031
		$379,390	$278,410
AT AMORTIZED COST:
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,043	Floating rate, LIBOR plus 3.60%, adjusted quarterly	4.91%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	29,791	Floating rate, LIBOR plus 2.95%, adjusted quarterly	4.35%	September 2033
CIB Capital Trust	November 2002	10,310	10,945	Floating rate, LIBOR plus 3.45%, adjusted quarterly	4.58%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	5.35%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	5.78%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	4.62%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	4.62%	September 2033
		85,572	88,895
	Total	$464,962	$367,305

(1)
Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of March 31, 2018.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $14.0 million at March 31, 2018 and $14.3 million at December 31, 2017. As of March 31, 2018, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

In the first quarter of 2018, the Company paid $10.6 million to redeem the debt securities of the Humboldt Bancorp Statutory Trust I and HB Capital Trust I.

The Company has elected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling.

The fair value of the junior subordinated debentures increased during the first quarter, however, based on the application of ASU 2016-01, no loss was recorded in earnings for the three months ended March 31, 2018. Instead the loss of $1.7 million was recorded in other comprehensive income (loss), net of tax. The loss recorded in earnings resulting from the change in the fair value of these instruments was $1.6 million for the three months ended March 31, 2017.

Note 8 – Commitments and Contingencies

Lease Commitments — As of March 31, 2018, the Bank leased 225 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three months ended March 31, 2018 and March 31, 2017 was $9.6 million and $9.8 million, respectively. Rent expense was partially offset by rent income of $684,000 and $513,000 for the three months ended March 31, 2018 and March 31, 2017, respectively.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of March 31, 2018
Commitments to extend credit	$5,015,077
Forward sales commitments	$528,128
Commitments to originate residential mortgage loans held for sale	$349,106
Standby letters of credit	$69,944

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three months ended March 31, 2018 and March 31, 2017. At March 31, 2018, approximately $39.1 million of standby letters of credit expire within one year, and $30.9 million expire thereafter. During the three months ended March 31, 2018 and March 31, 2017, the Bank recorded approximately $113,000 and $154,000, respectively, in fees associated with standby letters of credit.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of March 31, 2018, the Company had a residential mortgage loan repurchase reserve liability of $1.4 million. For loans sold to GNMA, the Bank has a unilateral right, but not the obligation, to repurchase loans that are past due 90 days or more. As of March 31, 2018, the Bank has recorded a liability for the loans subject to this repurchase right of $6.3 million, and has recorded these loans as part of the loan portfolio as if we had repurchased these loans.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Bank's loan and lease portfolio at March 31, 2018 and December 31, 2017.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three months ended March 31, 2018 and 2017.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2018, the Bank had commitments to originate mortgage loans held for sale totaling $349.1 million and forward sales commitments of $528.1 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of March 31, 2018, the Bank had 673 interest rate swaps with an aggregate notional amount of $3.2 billion related to this program.  As of December 31, 2017, the Bank had 653 interest rate swaps with an aggregate notional amount of $3.0 billion related to this program.

As of March 31, 2018 and December 31, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $21.4 million and $7.2 million, respectively.  The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $30.0 million and $28.2 million as of March 31, 2018 and December 31, 2017, respectively.

Umpqua's interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. Umpqua accounts for the variation margin as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative asset and liability. As of March 31, 2018, the variation margin adjustment was a positive adjustment of $8.7 million as compared to a negative adjustment of $20.5 million at December 31, 2017.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of March 31, 2018 and December 31, 2017, the net CVA decreased the settlement values of the Bank's net derivative assets by $498,000 and $1.7 million, respectively. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of March 31, 2018 and December 31, 2017:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Interest rate lock commitments	$5,874	$4,752	$—	$—
Interest rate forward sales commitments	1,013	286	1,145	567
Interest rate swaps	12,206	26,081	21,424	7,229
Foreign currency derivatives	52	1,137	106	1,492
Total	$19,145	$32,256	$22,675	$9,288

The following table summarizes the types of derivatives and the gains (losses) recorded during the three months ended March 31, 2018 and 2017:

(in thousands)	Three Months Ended
Derivatives not designated as hedging instrument	March 31, 2018	March 31, 2017
Interest rate lock commitments	$1,122	$2,219
Interest rate forward sales commitments	8,244	(2,733)
Interest rate swaps	1,131	(727)
Foreign currency derivatives	335	409
Total	$10,832	$(832)

The gains and losses on the Company's mortgage banking derivatives are included in residential mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income.

The following table summarizes the derivatives that have a right of offset as of March 31, 2018 and December 31, 2017:

(in thousands)				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Financial Instruments	Collateral Posted	Net Amount
March 31, 2018
Derivative Assets
Interest rate swaps	$12,206	$—	$12,206	$(12,206)	$—	$—
Foreign currency derivatives	52	—	52	—	—	52
Derivative Liabilities
Interest rate swaps	$21,424	$—	$21,424	$(12,206)	$—	$9,218
Foreign currency derivatives	106	—	106	—	—	106

December 31, 2017
Derivative Assets
Interest rate swaps	$26,081	$—	$26,081	$(7,229)	$—	$18,852
Foreign currency derivatives	1,137	—	1,137	—	—	1,137
Derivative Liabilities
Interest rate swaps	$7,229	$—	$7,229	$(7,229)	$—	$—
Foreign currency derivatives	1,492	—	1,492	—	—	1,492

Note 10 – Shareholders' Equity and Stock Compensation

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units in Company stock granted to employees and included in salaries and employee benefits was $1.6 million, for the three months ended March 31, 2018, as compared to $2.5 million, for the three months ended March 31, 2017. The total income tax benefit recognized related to stock-based compensation was $401,000 for the three months ended March 31, 2018, as compared to $977,000 for the three months ended March 31, 2017.

The following table summarizes information about stock option activity for the three months ended March 31, 2018:

(in thousands, except per share data)	Three Months Ended March 31, 2018
	Options Outstanding	Weighted-Avg Exercise Price	Weighted-Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, beginning of period	98	$11.99
Exercised	(65)	$11.73
Balance, end of period	33	$12.49	3.19	$297
Options exercisable, end of period	33	$12.49	3.19	$297

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three months ended March 31, 2018 was $658,000, as compared to the three months ended March 31, 2017 of $112,000.

During the three months ended March 31, 2018, the amount of cash received from the exercise of stock options was $116,000, as compared to the three months ended March 31, 2017 of $49,000. Total consideration was $759,000, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 of $230,000.

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the three months ended March 31, 2018:

(in thousands, except per share data)	Three Months Ended March 31, 2018
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	1,248	$16.61
Granted	431	$21.75
Vested/released	(449)	$15.67
Forfeited/expired	(82)	$15.02
Balance, end of period	1,148	$19.02

The total fair value of restricted shares vested and released during the three months ended March 31, 2018 was $9.7 million, as compared to the three months ended March 31, 2017 of $4.5 million.

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

The following table summarizes information about nonvested restricted stock unit activity for the three months ended March 31, 2018:

(in thousands, except per share data)	Three Months Ended March 31, 2018
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	22	$18.58
Forfeited/expired	(1)	$18.58
Balance, end of period	21	$18.58

There were no restricted stock units vested and released during the three months ended March 31, 2018. The total fair value of restricted stock units vested and released during the three months ended March 31, 2017 was $41,000.

As of March 31, 2018, there was no unrecognized compensation cost related to nonvested stock options.  As of March 31, 2018, there was $14.0 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 2.00 years, assuming expected performance conditions are met for certain awards. As of March 31, 2018, there was $4,000 of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 0.01 years.

For the three months ended March 31, 2018, the Company received income tax benefits of $2.6 million, as compared to the three months ended March 31, 2017 of $1.8 million, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. The tax deficiency or benefit is recorded as income tax expense or benefit in the period the shares are vested.

Note 11 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states and in Canada. As of March 31, 2018, the Company has a net deferred tax liability of $39.3 million, which is net of certain deferred tax assets. The Company has a deferred tax asset of $2.6 million for state net operating loss ("NOL") carry-forwards. The Company believes that it is more likely than not that the benefit from certain state NOL carry-forwards will not be realized and therefore has provided a valuation allowance of $1.1 million against the deferred tax assets relating to these NOL carry-forwards.

The Company had gross unrecognized tax benefits of $3.1 million as of March 31, 2018.  If recognized, the unrecognized tax benefit would reduce the 2018 annual effective tax rate by 0.5%. During the three months ended March 31, 2018, the Company accrued $25,000 of interest relating to its liability for unrecognized tax benefits.  Interest on unrecognized tax benefits is reported by the Company as a component of tax expense.  As of March 31, 2018, the accrued interest related to unrecognized tax benefits was $377,000.

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

The following is a computation of basic and diluted earnings per common share for the three months ended March 31, 2018 and 2017:

(in thousands, except per share data)	Three Months Ended
	March 31, 2018	March 31, 2017
NUMERATORS:
Net income	$77,669	$46,003
Less:
Dividends and undistributed earnings allocated to participating securities (1)	6	12
Net earnings available to common shareholders	$77,663	$45,991
DENOMINATORS:
Weighted average number of common shares outstanding - basic	220,370	220,287
Effect of potentially dilutive common shares (2)	455	492
Weighted average number of common shares outstanding - diluted	220,825	220,779
EARNINGS PER COMMON SHARE:
Basic	$0.35	$0.21
Diluted	$0.35	$0.21

(1)	Represents dividends paid and undistributed earnings allocated to certain nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

The following table presents the weighted average outstanding securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three months ended March 31, 2018 and 2017.

(in thousands)	Three Months Ended
	March 31, 2018	March 31, 2017
Stock options	—	36

Note 13 – Segment Information

The Company reports four primary segments: Commercial Bank, Wealth Management, Retail Bank, and Home Lending with the remainder as Corporate and other.

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

The provision for income taxes is allocated to business segments using a 25% effective tax rate for 2018 and 37% for 2017. The residual income tax expense or benefit arising from tax planning strategies or other tax attributes to arrive at the consolidated effective tax rate is retained in Corporate and Other.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Three Months Ended March 31, 2018
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$111,735	$6,003	$79,852	$8,845	$16,796	$223,231
Provision (recapture) for loan and lease losses	13,368	167	361	492	(732)	13,656
Non-interest income	15,729	4,896	15,193	38,408	4,341	78,567
Non-interest expense	54,574	8,768	71,143	32,297	19,331	186,113
Income before income taxes	59,522	1,964	23,541	14,464	2,538	102,029
Provision (benefit) for income taxes	14,880	491	5,885	3,616	(512)	24,360
Net income	$44,642	$1,473	$17,656	$10,848	$3,050	$77,669

(in thousands)	Three Months Ended March 31, 2017
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$102,497	$4,429	$68,044	$9,498	$22,257	$206,725
Provision for loan and lease losses	9,109	200	1,816	27	520	11,672
Non-interest income	12,474	4,748	14,831	26,880	1,292	60,225
Non-interest expense	49,857	8,369	73,670	40,986	9,832	182,714
Income (loss) before income taxes	56,005	608	7,389	(4,635)	13,197	72,564
Provision (benefit) for income taxes	20,722	225	2,734	(1,715)	4,595	26,561
Net income (loss)	$35,283	$383	$4,655	$(2,920)	$8,602	$46,003

(in thousands)	March 31, 2018
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$14,066,932	$465,097	$2,075,472	$3,487,936	$5,780,206	$25,875,643
Total loans and leases	$13,896,561	$452,537	$1,991,976	$3,001,719	$(28,204)	$19,314,589
Total deposits	$3,747,374	$998,332	$12,807,253	$277,678	$2,276,219	$20,106,856

(in thousands)	December 31, 2017
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$13,856,963	$437,873	$2,143,830	$3,355,189	$5,947,584	$25,741,439
Total loans and leases	$13,683,264	$423,813	$2,054,058	$2,921,897	$(2,848)	$19,080,184
Total deposits	$3,776,080	$993,559	$12,449,568	$222,494	$2,506,599	$19,948,300

Note 14 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of March 31, 2018 and December 31, 2017, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)		March 31, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$569,189	$569,189	$634,280	$634,280
Equity and other investment securities	1,2	63,295	63,295	12,255	12,255
Investment securities available for sale	1,2	2,947,414	2,947,414	3,065,769	3,065,769
Investment securities held to maturity	3	3,667	4,669	3,803	4,906
Loans held for sale	2	299,739	299,739	259,518	259,518
Loans and leases, net (1)	3	19,172,656	19,047,732	18,939,576	18,936,038
Restricted equity securities	1	43,501	43,501	43,508	43,508
Residential mortgage servicing rights	3	164,760	164,760	153,151	153,151
Bank owned life insurance assets	1	307,745	307,745	306,864	306,864
Derivatives	2,3	19,145	19,145	32,256	32,256
Visa Class B common stock	3	—	90,622	—	86,380
FINANCIAL LIABILITIES:
Deposits	1,2	$20,106,856	$20,079,490	$19,948,300	$19,930,568
Securities sold under agreements to repurchase	2	291,984	291,984	294,299	294,299
Term debt	2	801,868	783,741	802,357	790,532
Junior subordinated debentures, at fair value	3	278,410	278,410	277,155	277,155
Junior subordinated debentures, at amortized cost	3	88,895	72,044	100,609	81,944
Derivatives	2	22,675	22,675	9,288	9,288

(1) The estimated fair value of loans and leases, net for March 31, 2018 reflects an exit price assumption. The December 31, 2017 fair value estimate is not based on an exit price assumption.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Equity and other investment securities
Investments in mutual funds and other securities	$50,933	$50,933	$—	$—
Equity securities held in rabbi trusts	12,293	12,293	—	—
Other investments securities (1)	69	—	69	—
Investment securities available for sale
U.S. Treasury and agencies	39,518	—	39,518	—
Obligations of states and political subdivisions	299,551	—	299,551	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,608,345	—	2,608,345	—
Loans held for sale, at fair value	299,739	—	299,739	—
Residential mortgage servicing rights, at fair value	164,760	—	—	164,760
Derivatives
Interest rate lock commitments	5,874	—	—	5,874
Interest rate forward sales commitments	1,013	—	1,013	—
Interest rate swaps	12,206	—	12,206	—
Foreign currency derivative	52	—	52	—
Total assets measured at fair value	$3,494,353	$63,226	$3,260,493	$170,634
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$278,410	$—	$—	$278,410
Derivatives
Interest rate forward sales commitments	1,145	—	1,145	—
Interest rate swaps	21,424	—	21,424	—
Foreign currency derivative	106	—	106	—
Total liabilities measured at fair value	$301,085	$—	$22,675	$278,410

(1) Other investment securities includes securities held by Umpqua Investments as trading debt securities.

(in thousands)	December 31, 2017
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$273	$—	$273	$—
Equity securities	11,982	11,982	—	—
Investment securities available for sale
U.S. Treasury and agencies	39,698	—	39,698	—
Obligations of states and political subdivisions	308,456	—	308,456	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,665,645	—	2,665,645	—
Investments in mutual funds and other securities	51,970	51,970		—
Loans held for sale, at fair value	259,518	—	259,518	—
Residential mortgage servicing rights, at fair value	153,151	—	—	153,151
Derivatives
Interest rate lock commitments	4,752	—	—	4,752
Interest rate forward sales commitments	286	—	286	—
Interest rate swaps	26,081	—	26,081	—
Foreign currency derivative	1,137	—	1,137	—
Total assets measured at fair value	$3,522,949	$63,952	$3,301,094	$157,903
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$277,155	$—	$—	$277,155
Derivatives
Interest rate forward sales commitments	567	—	567	—
Interest rate swaps	7,229	—	7,229	—
Foreign currency derivative	1,492	—	1,492	—
Total liabilities measured at fair value	$286,443	$—	$9,288	$277,155

The following methods were used to estimate the fair value of each class of financial instrument that are carried at fair value in the tables above:

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

Residential Mortgage Servicing Rights— The fair value of MSR is estimated using a discounted cash flow model. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Management believes the significant inputs utilized are indicative of those that would be used by market participants.

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2018, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2018:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	11.13%
		Discount Rate	9.69%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	88.02%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	4.97%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the instrument-specific credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of March 31, 2018, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or the forward swap interest rate curve will result in positive fair value adjustments (and decrease the fair value measurement). Conversely, a decrease in the credit risk adjusted spread and/or the forward swap interest rate curve will result in negative fair value adjustments (and increase the fair value measurement).

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2018 and 2017:

(in thousands)
Three Months Ended March 31,	Beginning Balance	Change included in earnings	Change in fair values included in comprehensive income (loss)	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2018
Residential mortgage servicing rights	$153,151	$5,079	$—	$6,530	$—	$164,760	$8,434
Interest rate lock commitment, net	4,752	(1,253)	—	6,433	(4,058)	5,874	5,874
Junior subordinated debentures, at fair value	277,155	3,775	1,683	—	(4,203)	278,410	5,458

2017
Residential mortgage servicing rights	$142,973	$(7,670)	$—	$7,041	$—	$142,344	$(3,955)
Interest rate lock commitment, net	4,076	797	—	10,649	(9,228)	6,294	6,294
Junior subordinated debentures, at fair value	262,209	4,680	—	—	(3,284)	263,605	4,680

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

For 2017, the Company recorded gains (losses) on junior subordinated debentures carried at fair value in non-interest income. As discussed in Note 1, Summary of Significant Accounting Policies, the Company applied new guidance to the accounting for the gain/loss on fair value of the junior subordinated debentures. For the three months ended March 31, 2018, the change in fair value is attributable to the change in the instrument specific credit risk of the junior subordinated debentures, accordingly, the loss on fair value of junior subordinated debentures for the quarter ended March 31, 2018 of $1.7 million is recorded net of tax as an other comprehensive loss of $1.3 million.

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

(in thousands)	March 31, 2018
	Total	Level 1	Level 2	Level 3
Loans and leases	$27,535	$—	$—	$27,535
Other real estate owned	112	—	—	112
	$27,647	$—	$—	$27,647

(in thousands)	December 31, 2017
	Total	Level 1	Level 2	Level 3
Loans and leases	$75,121	$—	$—	$75,121
Other real estate owned	68	—	—	68
	$75,189	$—	$—	$75,189

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2018 and 2017:

(in thousands)	Three Months Ended
	March 31, 2018	March 31, 2017
Loans and leases	$14,039	$11,242
Other real estate owned	5	67
Total loss from nonrecurring measurements	$14,044	$11,309

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018			December 31, 2017
	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$299,739	$291,248	$8,491	$259,518	$250,721	$8,797

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2018, the Company recorded a net decrease in fair value of $306,000. For the three months ended March 31, 2017, the Company recorded a net increase in fair value of $4.9 million.

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

Note 15 – Revenue from Contracts with Customers

All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized in Non-Interest Income with the exception of the (gain) loss on other real estate owned, which is included in Non-Interest Expense. The following table presents the Company's sources of Non-Interest Income for the three months ended March 31, 2018 and 2017. Items outside of the scope of ASC 606 are noted as such.

(in thousands)	Three Months Ended
	March 31, 2018	March 31, 2017
Non-interest income:
Service charges on deposits
Account maintenance fees	$4,140	$4,250
Transaction-based and overdraft service charges	6,256	6,359
Debit/ATM interchange fees	4,599	4,120
Total service charges on deposits	14,995	14,729
Brokerage revenue	4,194	4,122
Residential mortgage banking revenue (a)	38,438	26,834
Loss on investment securities, net (a)	—	(2)
Gain on loan sales, net (a)	1,230	1,754
Loss on junior subordinated debentures carried at fair value (a)	—	(1,555)
BOLI income (a)	2,070	2,069
Other income
Merchant fee income	841	962
Credit card and interchange income	1,693	1,518
Remaining other income (a)	15,106	9,794
Total other income	17,640	12,274
Total non-interest income	$78,567	$60,225
(a) Not within scope of ASC 606

Deposit service charges

Umpqua earns fees from its deposit customers for account maintenance, transaction-based and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis. The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposits accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

Debit and ATM interchange fee income and expenses

Debit and ATM interchange income represent fees earned when a debit card issued by Umpqua is used. Umpqua earns interchange fees from debit cardholder transactions through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ debit card. Certain expenses directly associated with the credit and debit card are recorded on a net basis with the interchange income.

Brokerage revenue

As of the three months ended March 31, 2018 and 2017, Umpqua had revenues of $4.2 million and $4.1 million, respectively, for the performance of brokerage services for its clients through Umpqua Investments. Brokerage fees consist of transaction fees earned from asset management, trade execution and administrative fees from investments. Asset Management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by clients. Asset management fees are recognized over the period that services are provided, and when the portfolio values are known or can be estimated at the end of each quarter. Brokerage transaction fees are fixed and determinable, based on security type and trade volume, and are recognized upon trade execution. In addition, revenues are earned from selling insurance and annuity policies. The amount of revenue earned is determined by the value and type of each instrument sold and is recognized when the policy is in force.

Merchant fee income

Merchant fee income represents fees earned by Umpqua for card payment services provided to its merchant customers. Umpqua has a contract with a third party to provide card payment services to merchants that contract for those services. The third party provider passes the payments made by the merchants through to Umpqua. Umpqua, in turn, pays the third party provider for the services it provides to the merchants. These payments to the third party provider are recorded as expenses as a net reduction against fee income. In addition, a portion of the payment received represents interchange fees which are passed through to the card issuing bank. Income is primarily earned based on the dollar volume and number of transactions processed. The performance obligation is satisfied and the related fee is earned when each payment is accepted by the processing network. For the three months ended March 31, 2018 and 2017, Umpqua had merchant processing fee revenue of $841,000 and $962,000, respectively, included in other income.

Credit card and interchange income and expenses

Credit card interchange income represent fees earned when a credit card issued by the Company is used. Similar to the debit card interchange, Umpqua earns an interchange fee for each transaction made with the Umpqua's branded credit cards. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ credit card. Certain expenses and rebates directly related to the credit card interchange contract are recorded net to the interchange income. For the three months ended March 31, 2018 and 2017, credit card and interchange income included in other income was $1.7 million and $1.5 million, respectively.

Gain/loss on other real estate owned, net

Umpqua records a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When Umpqua finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the other real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, Umpqua adjusts the transaction price and related gain or loss on sale if a significant financing component is present.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends" and "forecast," and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds; the Company's liquidity position; dividends; NextGen initiatives; investments in data, analytics and technology; our securities portfolio; loan sales; adequacy of our allowance for loan and lease losses and reserve for unfunded commitments; provision for loan and lease losses; impaired loans and future losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; litigation; Pivotus Ventures, Inc.; junior subordinated debentures; mortgage servicing rights values; tax rates and the effect of accounting pronouncements. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:

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

•
financial services reform, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation and implementing regulations, on the Company's business operations, including our compliance costs, interest expense, and revenue;

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

Pivotus Ventures, Inc., a subsidiary of Umpqua Holdings Corporation, uses a startup dynamic and collaboration with other institutions to validate, develop, and test new bank platforms that could have a significant impact on the experience and economics of banking.

Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes periodic examinations by these regulatory agencies.

Executive Overview

Significant items for the three months ended March 31, 2018 were as follows:

Financial Performance

•	Net earnings available to common shareholders per diluted common share were $0.35 for the three months ended March 31, 2018, compared to $0.21 for the three months ended March 31, 2017.

•
Net interest margin, on a tax equivalent basis, was 3.96% for the three months ended March 31, 2018, as compared to 3.85% for the three months ended March 31, 2017.  The increase in net interest margin for the three months ended March 31, 2018, compared to the same period in the prior year, was primarily driven by higher average yields on loans and leases and investment securities, along with a lower mix of interest-bearing cash, partially offset by a higher cost of funds.

•
Residential mortgage banking revenue was $38.4 million for the three months ended March 31, 2018, as compared to $26.8 million for the three months ended March 31, 2017.  The increase for the three month period was primarily driven by a positive fair value adjustment of $5.1 million on the MSR asset for the three months ended March 31, 2018, as compared to the negative fair value adjustment of $7.7 million on the MSR asset for the three months ended March 31, 2017. For-sale mortgage origination volume decreased 9% as compared to the same period in the prior year, while the gain on sale margin increased to 3.32% for the three months ended March 31, 2018, compared to 3.27% in the same period of the prior year.

•
Total gross loans and leases were $19.3 billion as of March 31, 2018, an increase of $234.4 million, as compared to December 31, 2017.  The increase reflects balanced growth across the Company's commercial term, leasing, multifamily, and residential mortgage loan portfolios, partially offset by a decline in a consumer loans attributable to the Company's decision to wind down its indirect auto loan business.

•
Total deposits were $20.1 billion as of March 31, 2018, an increase of $158.6 million, compared to December 31, 2017.  This increase was primarily attributable to growth in non-interest bearing demand and time deposits, partially offset by lower money market balances attributable to planned public funds run-off.

•	Total consolidated assets were $25.9 billion as of March 31, 2018, compared to $25.7 billion at December 31, 2017.

Credit Quality

•
Non-performing assets decreased to $84.3 million, or 0.33% of total assets, as of March 31, 2018, as compared to $94.2 million, or 0.37% of total assets, as of December 31, 2017.  Non-performing loans were $71.3 million, or 0.37% of total loans, as of March 31, 2018, as compared to $82.5 million, or 0.43% of total loans, as of December 31, 2017.

•
The provision for loan and lease losses was $13.7 million for the three months ended March 31, 2018, as compared to the $11.7 million recognized for the three months ended March 31, 2017. The increase for the three months ended March 31, 2018, compared to the same period of the prior year was primarily attributable to an increase in net charge-offs during the quarter. For the three months ended March 31, 2018, net charge-offs were $12.3 million, or 0.26% of average loans and leases (annualized), as compared to $9.4 million, or 0.22% of average loans and leases (annualized), for the three months ended March 31, 2017.

Capital and Growth Initiatives

•
The Company's total risk based capital was 13.9% and its Tier 1 common to risk weighted assets ratio was 11.0% as of March 31, 2018. As of December 31, 2017, the Company's total risk based capital ratio was 14.1% and its Tier 1 common to risk weighted assets ratio was 11.1%.

•	Cash dividends declared in the first quarter of 2018 were $0.20 per common share, an increase of 25% from the comparable period of the prior year's cash dividend of $0.16 per common share.

•
In late 2017, the Company launched "Umpqua Next-Gen," an initiative designed to modernize and evolve the Bank. As part of the initiative, during the three months ended March 31, 2018, Umpqua consolidated 30 stores. As previously announced, a portion of the savings generated will be re-invested into technology, data and analytics, including new customer-focused technologies, associate training, a re-designed corporate website, digital marketing efforts, and new online account origination capabilities.

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2017 included in the Form 10-K filed with the SEC on February 23, 2018. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC's definition.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of March 31, 2018, there was no unallocated allowance amount.

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

Management believes that the ALLL was adequate as of March 31, 2018. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. A substantial percentage of our loan portfolio is secured by real estate, as a result a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has established a project team for the implementation of this new standard. The team has completed implementation of new lease software that will support the current leasing process, as well as aid in the transition to the new leasing guidance. Although an estimate of the impact of the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related lease liability on the balance sheet due to the number of leased properties the Bank currently has that are accounted for under current operating lease guidance.

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

Results of Operations

Overview

For the three months ended March 31, 2018, net earnings available to common shareholders were $77.7 million, or $0.35 per diluted common share, as compared to net earnings available to common shareholders of $46.0 million, or $0.21 per diluted common share, for the three months ended March 31, 2017. The increase in net earnings for the three months ended March 31, 2018 compared to the same period of the prior year was attributable to an increase in net interest income, non-interest income, and lower income tax expense, offset by an increase in non-interest expense. The increase in net interest income was driven primarily by higher average yields on interest-earning assets, specifically within the loan and lease portfolio, offset by a higher cost of funds. The increase in non-interest income was driven primarily by higher residential mortgage banking revenues and no losses related to junior subordinated debentures carried at fair value included in earnings as that fair value adjustment is now included in other comprehensive loss. The decrease in the provision for income taxes was due to the Tax Cuts and Jobs Act passed in December 2017, resulting in an effective tax rate of 23.9% for the three months ended March 31, 2018, as compared to an effective tax rate of 36.6% for the three months ended March 31, 2017. The increase in non-interest expense was driven by an increase in exit and disposal costs during the period, related to 30 store consolidations during the period, and an increase in consulting fees during the quarter.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three months ended March 31, 2018 and 2017. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)	Three Months Ended
	March 31, 2018	March 31, 2017
Return on average assets	1.23%	0.75%
Return on average common shareholders' equity	7.84%	4.74%
Return on average tangible common shareholders' equity	14.30%	8.83%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$4,019,822	$3,936,340
Less: average goodwill and other intangible assets, net	(1,817,068)	(1,823,799)
Average tangible common shareholders' equity	$2,202,754	$2,112,541

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of March 31, 2018 and December 31, 2017:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

	March 31, 2018	December 31, 2017
Total shareholders' equity	$4,013,882	$4,014,786
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	28,589	30,130
Tangible common shareholders' equity	$2,197,642	$2,197,005
Total assets	$25,875,643	$25,741,439
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	28,589	30,130
Tangible assets	$24,059,403	$23,923,658
Tangible common equity ratio	9.13%	9.18%

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

Net Interest Income

Net interest income is the largest source of our income. Net interest income for the three months ended March 31, 2018 was $223.2 million, an increase of $16.5 million compared to the same period in 2017. The increase in net interest income for the three months ended March 31, 2018 as compared to the same period in 2017, was driven by growth in interest-earning assets, specifically the loan and lease portfolio. The increase was partially offset by increased volumes of interest-bearing liabilities and an increase in the average cost of funds due to rising market rates.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.96%, for the three months ended March 31, 2018, an increase of 11 basis points as compared to the same period in 2017. The increase in net interest margin primarily resulted from higher average yields on the loan and lease portfolio and lower average balance of interest-bearing cash, offset by an increase in the cost of interest-bearing liabilities. The yield on loans and leases increased by 10 basis points for the three months ended March 31, 2018, as compared to the same period in 2017, due to the increase in short-term interest rates.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2018 and 2017:

Average Rates and Balances

(dollars in thousands)	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$267,231	$2,815	4.21%	$351,570	$3,395	3.86%
Loans and leases (1)	19,150,315	224,923	4.75%	17,598,314	202,601	4.65%
Taxable securities	2,793,449	16,167	2.31%	2,723,576	14,319	2.10%
Non-taxable securities (2)	286,603	2,640	3.68%	286,444	3,409	4.76%
Temporary investments and interest-bearing cash	303,670	1,164	1.55%	804,354	1,557	0.79%
Total interest-earning assets	22,801,268	$247,709	4.39%	21,764,258	$225,281	4.18%
Allowance for loan and lease losses	(142,409)			(136,216)
Other assets	3,027,612			3,102,243
Total assets	$25,686,471			$24,730,285
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,323,232	$1,210	0.21%	$2,265,934	$645	0.12%
Money market deposits	6,908,067	5,713	0.34%	6,871,515	2,669	0.16%
Savings deposits	1,463,058	163	0.05%	1,364,808	128	0.04%
Time deposits	2,798,608	8,524	1.24%	2,617,479	6,206	0.96%
Total interest-bearing deposits	13,492,965	15,610	0.47%	13,119,736	9,648	0.30%
Repurchase agreements and federal funds purchased	303,059	63	0.08%	326,666	30	0.04%
Term debt	802,297	3,361	1.70%	852,351	3,510	1.67%
Junior subordinated debentures	373,438	4,932	5.36%	362,805	4,201	4.70%
Total interest-bearing liabilities	14,971,759	23,966	0.65%	14,661,558	17,389	0.48%
Non-interest-bearing deposits	6,450,364			5,883,924
Other liabilities	244,526			248,463
Total liabilities	21,666,649			20,793,945
Common equity	4,019,822			3,936,340
Total liabilities and shareholders' equity	$25,686,471			$24,730,285
NET INTEREST INCOME		$223,743			$207,892
NET INTEREST SPREAD			3.74%			3.70%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.39%			4.18%
INTEREST EXPENSE TO EARNING ASSETS			0.43%			0.33%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.96%			3.85%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate for 2018 and a 35% tax rate for 2017. The amount of such adjustment was an addition to recorded income of approximately $512,000 for the three months ended March 31, 2018 as compared to $1.2 million for the same period in 2017.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2018 as compared to the same period in 2017. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)	Three Months Ended March 31,
	2018 compared to 2017
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(862)	$282	$(580)
Loans and leases	18,133	4,189	22,322
Taxable securities	375	1,473	1,848
Non-taxable securities (1)	2	(771)	(769)
Temporary investments and interest bearing cash	(1,338)	945	(393)
Total (1)	16,310	6,118	22,428
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	16	549	565
Money market deposits	14	3,030	3,044
Savings deposits	10	25	35
Time deposits	453	1,865	2,318
Repurchase agreements	(2)	35	33
Term debt	(209)	60	(149)
Junior subordinated debentures	126	605	731
Total	408	6,169	6,577
Net increase in net interest income (1)	$15,902	$(51)	$15,851

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate for 2018 and a 35% tax rate for 2017.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $13.7 million for the three months ended March 31, 2018, as compared to $11.7 million, for the same period in 2017.  As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three months ended March 31, 2018 was 0.29%, as compared to 0.27% in the same period in 2017.

The increase in the provision for the three months ended March 31, 2018 as compared to the same prior year period is primarily attributable to growth in the loan and lease portfolio, as well as an increase in net charge-offs. Net charge-offs on loans were $12.3 million for the three months ended March 31, 2018, or 0.26% of average loans and leases (annualized), as compared to net charge-offs of $9.4 million, or 0.22% of average loans and leases (annualized), for the three months ended March 31, 2017. The majority of net charge-offs are in the commercial loan portfolio, which was driven by losses realized in connection with growth in the lease portfolio.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral-dependent loans.  Therefore, the non-accrual loans of $45.8 million as of March 31, 2018 have been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended March 31, 2018 was $78.6 million, an increase of $18.3 million, or 30%, as compared to the same period in 2017. The following table presents the key components of non-interest income for the three months ended March 31, 2018 and 2017:

Non-Interest Income

(in thousands)	Three Months Ended
	March 31,
	2018	2017	Change Amount	Change Percent
Service charges on deposits	$14,995	$14,729	$266	2%
Brokerage revenue	4,194	4,122	72	2%
Residential mortgage banking revenue, net	38,438	26,834	11,604	43%
Gain on investment securities, net	—	(2)	2	(100)%
Gain on loan sales, net	1,230	1,754	(524)	(30)%
Loss on junior subordinated debentures carried at fair value	—	(1,555)	1,555	(100)%
BOLI income	2,070	2,069	1	—%
Other income	17,640	12,274	5,366	44%
Total	$78,567	$60,225	$18,342	30%

Residential mortgage banking revenue for the three months ended March 31, 2018 as compared to the same period of 2017 increased by $11.6 million. The increase was primarily driven by a positive MSR fair value adjustment of $5.1 million for the three months ended March 31, 2018, as compared to the negative MSR fair value adjustment of $7.7 million for the three months ended March 31, 2017. The increase is also due to a higher gain on sale margin, which increased to 3.32% for the three months ended March 31, 2018, compared to 3.27% in the same period of the prior year. Closed for-sale mortgage volume for the three months ended March 31, 2018 was $687.2 million compared to $754.7 million for the three months ended March 31, 2017.

For the three months ended March 31, 2018, the loss on junior subordinated debentures carried at fair value of $1.7 million is recorded net of tax as an other comprehensive loss of $1.3 million, rather than reported in earnings as in prior periods due to the change in accounting principle for liabilities elected to be recorded at fair value.

Other income for the three months ended March 31, 2018 compared to the same period in the prior year increased by $5.4 million. The increase was primarily related to the debt capital market swap derivatives revenues which increased by $2.8 million during the period. Also included in other income is a $1.0 million gain on the early redemption of two junior subordinated debentures that the Company redeemed during the three months ended March 31, 2018. During the three months ended March 31, 2018, the gain on residual value of leased assets increased by $1.2 million, also contributing to the increase in other income.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2018 was $186.1 million, an increase of $3.4 million, or 2% as compared to the same period in 2017. The following table presents the key elements of non-interest expense for the three months ended March 31, 2018 and 2017:

Non-Interest Expense

(in thousands)	Three Months Ended
	March 31,
	2018	2017	Change Amount	Change Percent
Salaries and employee benefits	$106,551	$106,473	$78	—%
Occupancy and equipment, net	38,661	38,673	(12)	—%
Communications	4,433	5,104	(671)	(13)%
Marketing	1,800	1,733	67	4%
Services	15,061	11,305	3,756	33%
FDIC assessments	4,480	4,087	393	10%
Gain on other real estate owned, net	(38)	82	(120)	(146)%
Intangible amortization	1,541	1,689	(148)	(9)%
Merger related expenses	—	1,020	(1,020)	(100)%
Other expenses	13,624	12,548	1,076	9%
Total	$186,113	$182,714	$3,399	2%

Services expense increased by $3.8 million for the three months ended March 31, 2018, as compared to the same period in the prior year, primarily related to consulting fees to help identify and implement organizational simplification and efficiencies, including procurement, occupancy optimization, and in providing a more efficient customer experience.

The merger related expenses of $1.0 million incurred in 2017 relate to the merger with Sterling and were the result of costs associated with the final work on a non-customer facing system conversion.

Other non-interest expense increased by $1.1 million for the three months ended March 31, 2018, as compared to the same period in the prior year. The increase is primarily due to $2.5 million in exit or disposal costs during the period, related to 30 store closures during the quarter, offset by a decrease in litigation settlement losses of $1.2 million as compared to the same period in 2017.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three months ended March 31, 2018 was 23.9%, as compared to 36.6% for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 differed from the federal statutory rate of 21% and the apportioned state rate of 6% (net of the federal tax benefit) principally because of the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, stock-based compensation, non-deductible FDIC premiums and tax credits arising from low-income housing investments.

FINANCIAL CONDITION

Investment Securities

Equity and other securities were $63.3 million at March 31, 2018, up from $12.3 million at December 31, 2017. The increase reflects the prospective change in classification of equity securities that were previously classified as available for sale.

Investment securities available for sale were $2.9 billion as of March 31, 2018, compared to $3.1 billion at December 31, 2017.  The decrease was due to sales and paydowns of $107.9 million and a decrease in fair value of investment securities available for sale of $42.2 million, offset by purchases of $89.1 million of investment securities.

Investment securities held to maturity were $3.7 million as of March 31, 2018, as compared to $3.8 million at December 31, 2017.

The following tables present the available for sale and held to maturity investment securities portfolio by major type as of March 31, 2018 and December 31, 2017:

Investment Securities Composition

(dollars in thousands)	Investment Securities Available for Sale
	March 31, 2018		December 31, 2017
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$39,518	1%	$39,698	1%
Obligations of states and political subdivisions	299,551	10%	308,456	10%
Residential mortgage-backed securities and collateralized mortgage obligations	2,608,345	89%	2,665,645	87%
Investments in mutual funds and other securities	—	—%	51,970	2%
Total	$2,947,414	100%	$3,065,769	100%

(dollars in thousands)	Investment Securities Held to Maturity
	March 31, 2018		December 31, 2017
	Amortized Cost	%	Amortized Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$3,667	100%	$3,803	100%
Total	$3,667	100%	$3,803	100%

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

Gross unrealized losses in the available for sale investment portfolio were $79.0 million at March 31, 2018.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $74.9 million. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

Restricted Equity Securities

Restricted equity securities were $43.5 million at March 31, 2018 and December 31, 2017. Of the $43.5 million at March 31, 2018, $42.0 million represented the Bank's investment in the FHLBs of Des Moines and San Francisco. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

Loans and Leases

Loans and Leases, net

Total loans and leases outstanding at March 31, 2018 were $19.3 billion, an increase of $234.4 million as compared to year-end 2017. The increase is principally attributable to net new loan and lease originations of $274.7 million, partially offset by loans sold of $20.4 million, charge-offs of $15.8 million and transfers to other real estate owned of $1.4 million during the period.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of March 31, 2018 and December 31, 2017.

Loan and Lease Concentrations

(dollars in thousands)	March 31, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,526,221	18.3%	$3,491,137	18.3%
Owner occupied term, net	2,476,287	12.8%	2,488,251	13.0%
Multifamily, net	3,131,275	16.2%	3,087,792	16.2%
Construction & development, net	522,680	2.7%	540,707	2.8%
Residential development, net	179,871	0.9%	165,865	0.9%
Commercial
Term, net	2,025,213	10.5%	1,944,987	10.2%
Lines of credit & other, net	1,147,028	5.9%	1,166,173	6.1%
Leases and equipment finance, net	1,228,709	6.4%	1,167,503	6.1%
Residential
Mortgage, net	3,283,945	17.0%	3,192,185	16.7%
Home equity loans & lines, net	1,107,822	5.7%	1,103,297	5.8%
Consumer & other, net	685,538	3.6%	732,287	3.9%
Total, net of deferred fees and costs	$19,314,589	100.0%	$19,080,184	100.0%

Asset Quality and Non-Performing Assets

Non-Performing Assets

The following table summarizes our non-performing assets and restructured loans as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Loans and leases on non-accrual status	$45,775	$51,465
Loans and leases past due 90 days or more and accruing (1)	25,478	30,994
Total non-performing loans and leases	71,253	82,459
Other real estate owned	13,055	11,734
Total non-performing assets	$84,308	$94,193
Restructured loans (2)	$31,659	$32,157
Allowance for loan and lease losses	$141,933	$140,608
Reserve for unfunded commitments	4,129	3,963
Allowance for credit losses	$146,062	$144,571
Asset quality ratios:
Non-performing assets to total assets	0.33%	0.37%
Non-performing loans and leases to total loans and leases	0.37%	0.43%
Allowance for loan and leases losses to total loans and leases	0.73%	0.74%
Allowance for credit losses to total loans and leases	0.76%	0.76%
Allowance for credit losses to total non-performing loans and leases	205%	175%

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $6.3 million and $12.4 million at March 31, 2018 and December 31, 2017, respectively.

(2)	Represents accruing restructured loans performing according to their restructured terms.

The purchased non-credit impaired loans had remaining credit discount that is expected to accrete into interest income over the life of the loans of $23.9 million and $26.2 million, as of March 31, 2018 and December 31, 2017, respectively. The purchased credit impaired loan pools had remaining discount of $30.0 million and $33.2 million, as of March 31, 2018 and December 31, 2017, respectively.

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

Restructured Loans

At March 31, 2018 and December 31, 2017, impaired loans of $31.7 million and $32.2 million, respectively, were classified as performing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a new restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $141.9 million at March 31, 2018, an increase of $1.3 million from $140.6 million at December 31, 2017. The following table shows the activity in the ALLL for the three months ended March 31, 2018 and 2017:

Allowance for Loan and Lease Losses

(in thousands)	Three months ended
	March 31, 2018	March 31, 2017
Balance, beginning of period	$140,608	$133,984
Charge-offs	(15,812)	(13,002)
Recoveries	3,481	3,638
Net charge-offs	(12,331)	(9,364)
Provision for loan and lease losses	13,656	11,672
Balance, end of period	$141,933	$136,292
As a percentage of average loans and leases (annualized):
Net charge-offs	0.26%	0.22%
Provision for loan and lease losses	0.29%	0.27%
Recoveries as a percentage of charge-offs	22.01%	27.98%

The increase in allowance for loan and lease losses as of March 31, 2018 compared to the same period of the prior year was primarily the result of growth in our loan and lease portfolios. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans in each category to total loans and leases as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	March 31, 2018		December 31, 2017
	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$46,005	50.9%	$45,765	51.2%
Commercial	64,626	22.8%	63,305	22.4%
Residential	19,833	22.7%	19,360	22.5%
Consumer & other	11,469	3.6%	12,178	3.9%
Allowance for loan and lease losses	$141,933		$140,608

At March 31, 2018, the recorded investment in loans classified as impaired totaled $51.9 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $605,000.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2017, the total recorded investment in impaired loans was $60.0 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $535,000.

The following table presents a summary of activity in the RUC:

Summary of Reserve for Unfunded Commitments Activity

(in thousands)	Three months ended
	March 31, 2018	March 31, 2017
Balance, beginning of period	$3,963	$3,611
Net charge to other expense	166	(116)
Balance, end of period	$4,129	$3,495

We believe that the ALLL and RUC at March 31, 2018 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Residential Mortgage Servicing Rights

The following table presents the key elements of our residential mortgage servicing rights portfolio for the three months ended March 31, 2018 and 2017:

Summary of Residential Mortgage Servicing Rights

(in thousands)	Three Months Ended
	March 31, 2018	March 31, 2017
Balance, beginning of period	$153,151	$142,973
Additions for new MSR capitalized	6,530	7,041
Changes in fair value:
Due to changes in model inputs or assumptions (1)	14,933	(3,606)
Other (2)	(9,854)	(4,064)
Balance, end of period	$164,760	$142,344

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential serviced loan portfolio as of March 31, 2018 and December 31, 2017 was as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Balance of loans serviced for others	$15,442,915	$15,336,597
MSR as a percentage of serviced loans	1.07%	1.00%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangibles Assets

At March 31, 2018 and December 31, 2017, we had goodwill of $1.8 billion.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. There were no changes to goodwill during the three months ended March 31, 2018.

At March 31, 2018, we had other intangible assets of $28.6 million, as compared to $30.1 million at December 31, 2017.   As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which include all deposits except certificates of deposit, are recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. The decrease from December 31, 2017 relates to the amortization of the other intangible assets of $1.5 million for the three months ended March 31, 2018.

Deposits

Total deposits were $20.1 billion at March 31, 2018, an increase of $158.6 million, as compared to December 31, 2017. The increase is attributable to growth in non-interest bearing demand and time deposits, partially offset by lower money market balances attributable to planned public funds run-off.

The following table presents the deposit balances by major category as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	March 31, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
Non-interest bearing demand	$6,699,399	33%	$6,505,628	33%
Interest bearing demand	2,354,873	12%	2,384,133	12%
Money market	6,546,704	33%	7,037,891	35%
Savings	1,482,560	7%	1,446,860	7%
Time, $100,000 or greater	2,099,687	10%	1,684,498	8%
Time, less than $100,000	923,633	5%	889,290	5%
Total	$20,106,856	100%	$19,948,300	100%

The Company's brokered deposits, including Certificate of Deposit Account Registry Service ("CDARS"), totaled $1.1 billion at March 31, 2018 compared to $930.9 million at December 31, 2017.

Borrowings

At March 31, 2018, the Bank had outstanding $292.0 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt consisting of advances from the FHLB of $801.9 million at March 31, 2018, and are secured by investment securities and loans secured by real estate. The FHLB advances have fixed interest rates ranging from 1.16% to 7.10% and mature in 2018 through 2033.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $367.3 million and $377.8 million at March 31, 2018 and December 31, 2017, respectively.  The decrease is due to the redemption of the Humboldt Bancorp Statutory Trust I and HB Capital Trust I junior subordinated debentures, which had carrying values of $11.7 million as of December 31, 2017. The decrease is partially offset by the increase in fair value for the junior subordinated debentures elected to be carried at fair value. As of March 31, 2018, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 7% of total deposits at March 31, 2018 and 9% of total deposits at December 31, 2017. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $6.9 billion at March 31, 2018, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $569.6 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at March 31, 2018. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $58.0 million of dividends paid by the Bank to the Company in the three months ended March 31, 2018.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $67.2 million during the three months ended March 31, 2018, with the difference between cash provided by operating activities and net income largely consisting of originations of loans held for sale of $687.2 million, offset by proceeds from the sale of loans held for sale of $660.0 million. This compares to net cash provided by operating activities of $59.9 million during the three months ended March 31, 2017, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $795.8 million, offset by originations of loans held for sale of $754.7 million.

Net cash of $234.5 million used in investing activities during the three months ended March 31, 2018, consisted principally of net loan originations of $274.7 million and purchases of investment securities available for sale of $89.1 million, offset by proceeds from investment securities available for sale of $107.9 million and proceeds from sale of loans and leases of $21.6 million. This compares to net cash of $885.8 million used in investing activities during the three months ended March 31, 2017, which consisted principally of purchases of investment securities available for sale of $672.1 million and net loan originations of $360.2 million, partially offset by proceeds from investment securities available for sale of $127.2 million and proceeds from the sale of loans and leases of $25.3 million.

Net cash of $102.1 million provided by financing activities during the three months ended March 31, 2018 primarily consisted of $158.8 million increase in net deposits and proceeds from term debt borrowings of $50.0 million, offset by $50.5 million repayment of term debt, the dividends paid on common stock of $39.6 million and $10.6 million repayment on junior subordinated debentures. This compares to net cash of $61.1 million provided by financing activities during the three months ended March 31, 2017, which consisted primarily of $146.6 million increase in net deposits and proceeds from term debt borrowings of $100.0 million, offset by $100.0 million repayment of term debt and $35.2 million in dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2018, it is possible that our deposit growth for 2018 may not be maintained at previous levels due to pricing pressure or store consolidations. In addition, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at March 31, 2018 was $4.0 billion, a decrease of $904,000 from December 31, 2017. The decrease in shareholders' equity during the three months ended March 31, 2018 was principally due to the quarterly dividend declared increasing to $0.20 per share and the other comprehensive loss, offset by net income for the period.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2018 and 2017:

Cash Dividends and Payout Ratios per Common Share

	Three months ended
	March 31, 2018	March 31, 2017
Dividend declared per common share	$0.20	$0.16
Dividend payout ratio	57%	76%

As of March 31, 2018, a total of 10.5 million shares are available for repurchase under the Company's current share repurchase plan. The Board of Directors approved an extension of the repurchase plan to July 31, 2019. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III") at March 31, 2018 and December 31, 2017:

(dollars in thousands)	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,854,095	13.89%	$1,644,128	8.00%	$2,055,160	10.00%
Umpqua Bank	$2,693,956	13.12%	$1,642,156	8.00%	$2,052,695	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,257,034	10.98%	$1,233,096	6.00%	$1,644,128	8.00%
Umpqua Bank	$2,547,990	12.41%	$1,231,617	6.00%	$1,642,156	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,257,034	10.98%	$924,822	4.50%	$1,335,854	6.50%
Umpqua Bank	$2,547,990	12.41%	$923,713	4.50%	$1,334,252	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,257,034	9.45%	$955,267	4.00%	$1,194,083	5.00%
Umpqua Bank	$2,547,990	10.68%	$954,642	4.00%	$1,193,302	5.00%
As of December 31, 2017
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,844,261	14.06%	$1,618,009	8.00%	$2,022,511	10.00%
Umpqua Bank	$2,668,069	13.21%	$1,615,698	8.00%	$2,019,623	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,238,540	11.07%	$1,213,507	6.00%	$1,618,009	8.00%
Umpqua Bank	$2,523,599	12.50%	$1,211,774	6.00%	$1,615,698	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,238,540	11.07%	$910,130	4.50%	$1,314,632	6.50%
Umpqua Bank	$2,523,599	12.50%	$908,830	4.50%	$1,312,755	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,238,540	9.38%	$954,403	4.00%	$1,193,003	5.00%
Umpqua Bank	$2,523,599	10.59%	$953,264	4.00%	$1,191,579	5.00%

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of March 31, 2018.

No change in our internal controls occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in our Form 10-K for the year ended December 31, 2017.   These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes from the risk factors described in our Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2018:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/18 - 1/31/18	97,242	$21.07	—	10,482,429
2/1/18 - 2/28/18	66,512	$21.93	—	10,482,429
3/1/18 - 3/31/18	49	$22.51	—	10,482,429
Total for quarter	163,803	$21.42	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 163,803 shares to be issued upon vesting of restricted stock awards and no shares to be issued upon vesting of restricted stock units to pay withholding taxes. During the three months ended March 31, 2018, no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2019. As of March 31, 2018, a total of 10.5 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

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

(a)     Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 23, 2018
(b)    Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 21, 2017
(c)     Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	May 4, 2018	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	May 4, 2018	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	May 4, 2018	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer