Form 10-Q
period 2018-06-30
UMPQUA HOLDINGS CORP
filed 2018-08-09
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June 30, 2018
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

Common stock, no par value: 220,205,144 shares outstanding as of July 31, 2018

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks (restricted cash of $34,864 and $27,939)	$314,513	$330,856
Interest bearing cash and temporary investments	488,499	303,424
Total cash and cash equivalents	803,012	634,280
Investment securities
Equity and other, at fair value	64,297	12,255
Available for sale, at fair value	2,854,398	3,065,769
Held to maturity, at amortized cost	3,586	3,803
Loans held for sale, at fair value	432,642	259,518
Loans and leases	19,639,494	19,019,192
Allowance for loan and lease losses	(144,556)	(140,608)
Net loans and leases	19,494,938	18,878,584
Restricted equity securities	42,320	43,508
Premises and equipment, net	245,954	269,182
Goodwill	1,787,651	1,787,651
Other intangible assets, net	27,047	30,130
Residential mortgage servicing rights, at fair value	166,217	153,151
Other real estate owned	12,101	11,734
Bank owned life insurance	309,844	306,864
Other assets	236,594	224,018
Total assets	$26,480,601	$25,680,447
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$6,819,325	$6,505,628
Interest bearing	13,925,201	13,442,672
Total deposits	20,744,526	19,948,300
Securities sold under agreements to repurchase	273,666	294,299
Term debt	801,739	802,357
Junior subordinated debentures, at fair value	280,669	277,155
Junior subordinated debentures, at amortized cost	88,838	100,609
Deferred tax liability, net	27,255	21,930
Other liabilities	282,821	266,430
Total liabilities	22,499,514	21,711,080
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2018 and 2017; issued and outstanding: 220,204,691 in 2018 and 220,148,824 in 2017	3,509,146	3,517,258
Retained earnings	524,031	477,101
Accumulated other comprehensive loss	(52,090)	(24,992)
Total shareholders' equity	3,981,087	3,969,367
Total liabilities and shareholders' equity	$26,480,601	$25,680,447

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
INTEREST INCOME
Interest and fees on loans and leases	$242,123	$213,662	$471,611	$419,712
Interest and dividends on investment securities:
Taxable	8,499	15,220	24,198	29,151
Exempt from federal income tax	2,057	2,237	4,185	4,479
Dividends	433	360	901	748
Interest on temporary investments and interest bearing deposits	2,080	324	3,244	1,881
Total interest income	255,192	231,803	504,139	455,971
INTEREST EXPENSE
Interest on deposits	21,259	10,641	36,869	20,289
Interest on securities sold under agreement to repurchase and federal funds purchased	155	321	218	351
Interest on term debt	3,478	3,662	6,839	7,172
Interest on junior subordinated debentures	5,400	4,437	10,332	8,638
Total interest expense	30,292	19,061	54,258	36,450
Net interest income	224,900	212,742	449,881	419,521
PROVISION FOR LOAN AND LEASE LOSSES	13,319	10,657	26,975	22,329
Net interest income after provision for loan and lease losses	211,581	202,085	422,906	397,192
NON-INTEREST INCOME
Service charges on deposits	15,520	15,478	30,515	30,207
Brokerage revenue	4,161	3,903	8,355	8,025
Residential mortgage banking revenue, net	33,163	33,894	71,601	60,728
Gain on sale of investment securities, net	14	35	14	33
Unrealized holding losses on equity securities	(1,432)	—	(1,432)	—
Gain on loan sales, net	1,348	3,310	2,578	5,064
Loss on junior subordinated debentures carried at fair value	—	(1,572)	—	(3,127)
BOLI income	2,060	2,089	4,130	4,158
Other income	16,817	13,982	34,457	26,256
Total non-interest income	71,651	71,119	150,218	131,344
NON-INTEREST EXPENSE
Salaries and employee benefits	113,340	108,561	219,891	215,034
Occupancy and equipment, net	37,584	36,955	76,245	75,628
Communications	4,447	4,859	8,880	9,963
Marketing	3,088	2,374	4,888	4,107
Services	16,627	11,386	31,688	22,691
FDIC assessments	4,692	4,447	9,172	8,534
Gain on other real estate owned, net	(92)	(457)	(130)	(375)
Intangible amortization	1,542	1,689	3,083	3,378
Merger related expenses	—	1,640	—	2,660
Other expenses	14,344	12,567	27,968	25,115
Total non-interest expense	195,572	184,021	381,685	366,735
Income before provision for income taxes	87,660	89,183	191,439	161,801
Provision for income taxes	21,661	31,964	46,468	58,546
Net income	$65,999	$57,219	$144,971	$103,255

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$65,999	$57,219	$144,971	$103,255
Dividends and undistributed earnings allocated to participating securities	4	14	10	26
Net earnings available to common shareholders	$65,995	$57,205	$144,961	$103,229
Earnings per common share:
Basic	$0.30	$0.26	$0.66	$0.47
Diluted	$0.30	$0.26	$0.66	$0.47
Weighted average number of common shares outstanding:
Basic	220,283	220,310	220,326	220,298
Diluted	220,647	220,753	220,760	220,790

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$65,999	$57,219	$144,971	$103,255
Available for sale securities:
Unrealized (losses) gains arising during the period	(4,027)	14,321	(46,217)	18,463
Income tax benefit (expense) related to unrealized (losses) gains	1,028	(5,547)	11,799	(7,151)

Reclassification adjustment for net realized gains in earnings	(14)	(35)	(14)	(33)
Income tax expense related to realized gains	4	14	4	13
Net change in unrealized (losses) gains for available for sale securities	(3,009)	8,753	(34,428)	11,292

Junior subordinated debentures, at fair value:
Unrealized losses arising during the period	(1,513)	—	(3,196)	—
Income tax benefit related to unrealized losses	386	—	816	—
Net change in unrealized losses for junior subordinated debentures, at fair value	(1,127)	—	(2,380)	—
Other comprehensive (loss) income, net of tax	(4,136)	8,753	(36,808)	11,292
Comprehensive income	$61,863	$65,972	$108,163	$114,547

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Retained Earnings		Total
Balance at December 31, 2016 as previously reported	220,177,030	$3,515,299	$422,839	$(21,343)	$3,916,795
Prior period adjustment, Note 1			(41,713)		(41,713)
Restated balance at January 1, 2017	220,177,030	$3,515,299	381,126	(21,343)	3,875,082
Net income, Note 1			242,313		242,313
Other comprehensive income, net of tax				781	781
Stock-based compensation		9,612			9,612
Stock repurchased and retired	(468,555)	(8,614)			(8,614)
Issuances of common stock under stock plans	440,349	961			961
Cash dividends on common stock ($0.68 per share)			(150,768)		(150,768)
Tax rate effect reclassification (1)			4,430	(4,430)	—
Balance at December 31, 2017	220,148,824	$3,517,258	$477,101	$(24,992)	$3,969,367

Balance at January 1, 2018	220,148,824	$3,517,258	$477,101	$(24,992)	$3,969,367
Net income			144,971		144,971
Other comprehensive loss, net of tax				(36,808)	(36,808)
Stock-based compensation		3,379			3,379
Stock repurchased and retired	(536,327)	(12,507)			(12,507)
Issuances of common stock under stock plans	592,194	1,016			1,016
Cash dividends on common stock ($0.40 per share)			(88,331)		(88,331)
Junior subordinated debentures, at fair value, cumulative effect adjustment (2)			(9,710)	9,710	—
Balance at June 30, 2018	220,204,691	$3,509,146	$524,031	$(52,090)	$3,981,087

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

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$144,971	$103,255
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	18,750	14,717
Gain on sale of investment securities, net	(14)	(33)
Gain on sale of other real estate owned, net	(196)	(482)
Valuation adjustment on other real estate owned	66	107
Provision for loan and lease losses	26,975	22,329
Change in cash surrender value of bank owned life insurance	(4,203)	(4,221)
Depreciation, amortization and accretion	27,411	29,357
(Gain) loss on sale of premises and equipment	(1,789)	1,004
Additions to residential mortgage servicing rights carried at fair value	(13,390)	(14,860)
Change in fair value of residential mortgage servicing rights carried at fair value	324	16,001
Gain on redemption of junior subordinated debentures at amortized cost	(1,043)	—
Change in junior subordinated debentures carried at fair value	—	3,214
Stock-based compensation	3,379	4,275
Net increase in equity and other investments	(1,504)	(503)
Holding losses on equity securities	1,432	—
Gain on sale of loans, net	(33,746)	(61,113)
Change in fair value of loans held for sale	(5,402)	(7,074)
Origination of loans held for sale	(1,526,715)	(1,672,915)
Proceeds from sales of loans held for sale	1,390,161	1,672,006
Change in other assets and liabilities:
Net (decrease) increase in other assets	(13,585)	35,375
Net increase (decrease) in other liabilities	37,491	(55,939)
Net cash provided by operating activities	49,373	84,500
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(134,071)	(725,498)
Proceeds from investment securities available for sale	227,920	297,427
Proceeds from investment securities held to maturity	278	254
Purchases of restricted equity securities	(45,600)	(236,571)
Redemption of restricted equity securities	46,788	236,588
Net change in loans and leases	(687,453)	(923,416)
Proceeds from sales of loans	41,613	98,632
Net change in premises and equipment	(2,820)	(11,144)
Proceeds from bank owned life insurance death benefits	1,481	—
Proceeds from sales of other real estate owned	1,629	4,937
Net cash used in investing activities	$(550,235)	$(1,258,791)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(in thousands)	Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$796,618	$439,569
Net decrease in securities sold under agreements to repurchase	(20,633)	(22,759)
Proceeds from term debt borrowings	50,000	100,000
Repayment of term debt borrowings	(50,652)	(100,000)
Repayment of junior subordinated debentures at amortized cost	(10,598)	—
Dividends paid on common stock	(83,650)	(70,507)
Proceeds from stock options exercised	1,016	463
Repurchase and retirement of common stock	(12,507)	(5,943)
Net cash provided by financing activities	669,594	340,823
Net increase (decrease) in cash and cash equivalents	168,732	(833,468)
Cash and cash equivalents, beginning of period	634,280	1,449,432
Cash and cash equivalents, end of period	$803,012	$615,964

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$51,048	$37,324
Income taxes	$38,029	$19,392
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$(34,428)	$11,292
Change in unrealized gains on junior subordinated debentures carried at fair value, net of taxes	$(2,380)	$—
Junior subordinated debentures, at fair value, cumulative effect adjustment	$9,710	$—
Cash dividend declared on common stock and payable after period-end	$44,012	$35,241
Change in GNMA mortgage loans recognized due to repurchase option	$(3,223)	$5,422
Transfer of loans to other real estate owned	$1,866	$2,628

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation conform to accounting principles generally accepted in the United States of America. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2017 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2017 Annual Report filed on Form 10-K. All references in this report to "Umpqua," "we," "our," "us," the "Company" or similar references mean Umpqua Holdings Corporation, and include our consolidated subsidiaries where the context so requires. References to "Bank" refer to our subsidiary Umpqua Bank, an Oregon state-chartered commercial bank, and references to "Umpqua Investments" refer to our subsidiary Umpqua Investments, Inc., a registered broker-dealer and investment adviser. The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company. Pivotus Ventures, Inc., a wholly-owned subsidiary of Umpqua Holdings Corporation, focuses on advancing bank innovation by developing new bank platforms that could have a significant impact on the experience and economics of banking.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to June 30, 2018 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

Out of Period Correction

Subsequent to the issuance of the Company's March 31, 2018 condensed consolidated financial statements, the Company's management determined that a prospective interest method versus retrospective interest method was incorrectly used to recognize income on the portfolio of residential mortgage-backed securities and collateralized mortgage obligations which has a fair value of $2.5 billion as of June 30, 2018. These securities are considered structured note securities as defined by ASC 320-10-35. Income on these securities should be recognized using the retrospective interest method. The Company has historically used the prospective method of income recognition for these securities. For other types of securities, there are other methods of income recognition allowed by the guidance. We concluded that the difference between these two methodologies is immaterial. The Company has changed to the retrospective interest method as of June 30, 2018. To reflect this change, the cumulative difference between these two methods of $7.2 million has been recognized as an out of period adjustment in the current period, resulting in a decrease in interest income on taxable investment securities and a corresponding decrease in the unrealized loss on taxable investment securities. We have concluded that this error has an immaterial impact to the results for 2018, as well as prior periods. The Company has recorded the adjustment in the quarter ended June 30, 2018, no other periods have been updated to reflect this adjustment.
Correction of Prior Period Balances

Subsequent to the issuance of the Company's March 31, 2018 condensed consolidated financial statements, the Company's management determined that the calculation and corresponding recognition of the accretion of the purchase accounting discount on the loans acquired from Sterling Financial Corporation (ASC 310-20 loans) that were not impaired was calculated in a manner that was considered to be inconsistent with accounting principals generally accepted in the United States of America as indicated in ASC 310-20. As a result, the financial statements have been restated to reflect the correction of the difference in accretion/amortization related to the loans acquired. Management believes that the effect of this restatement is not material to our previously issued consolidated financial statements.

As the error began in 2014, a prior period adjustment has been recorded to reflect the difference in loans and leases, as well as retained earnings in the opening period that is first reported in this 10-Q. As a result, the condensed consolidated statements of income have been revised to reflect these changes to the applicable line items as follows.

(in thousands, except per share amounts)	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Originally Reported	Adjustment	As Revised	As Originally Reported	Adjustment	As Revised
Interest and fees on loans and leases	$212,998	$664	$213,662	$418,994	$718	$419,712
Total interest income	231,139	664	231,803	455,253	718	455,971
Net interest income	212,078	664	212,742	418,803	718	419,521
Net interest income after provision for loan and lease losses	201,421	664	202,085	396,474	718	397,192
Income before provision for income taxes	88,519	664	89,183	161,083	718	161,801
Provision for income taxes	31,707	257	31,964	58,268	278	58,546
Net income	$56,812	$407	$57,219	$102,815	$440	$103,255
Net earnings available to common shareholders	$56,798	$407	$57,205	$102,789	$440	$103,229
Earnings per common share:
Basic	$0.26	—	$0.26	$0.47	—	$0.47
Diluted	$0.26	—	$0.26	$0.47	—	$0.47

In addition, the condensed consolidated balance sheet for December 31, 2017 has been revised to reflect these changes as follows:

(in thousands)	December 31, 2017
	As Originally Reported	Adjustment	As Revised
Loans and leases	$19,080,184	$(60,992)	$19,019,192
Net loans and leases	$18,939,576	$(60,992)	$18,878,584
Total assets	$25,741,439	$(60,992)	$25,680,447
Deferred tax liability, net	$37,503	$(15,573)	$21,930
Total liabilities	$21,726,653	$(15,573)	$21,711,080
Retained earnings	$522,520	$(45,419)	$477,101
Total shareholders' equity	$4,014,786	$(45,419)	$3,969,367
Total liabilities and shareholders' equity	$25,741,439	$(60,992)	$25,680,447

The condensed consolidated statement of changes in shareholders' equity has a prior period adjustment of $41.7 million to reflect the correction of the accretion amounts since the acquisition date in April 2014 to December 31, 2016. In addition, the following amounts have been revised in the condensed consolidated statement of changes in shareholders' equity.

(in thousands)	As Originally Reported	Adjustment	As Revised
Net income for the year ended December 31, 2017	$246,019	$(3,706)	$242,313
Retained earnings as of December 31, 2017	$522,520	$(45,419)	$477,101
Total equity as of December 31, 2017	$4,014,786	$(45,419)	$3,969,367

The condensed consolidated statement of comprehensive income has been updated to reflect the change in net income for the three and six months ended June 30, 2017. Comprehensive income increased by $407,000 for the three months ended June 30, 2017 to $66.0 million and by $440,000 for the six months ended June 30, 2017 to $114.5 million. The condensed consolidated statement of cash flows has also been updated to reflect these changes, resulting in an increase in cash flows from operating activities for June 30, 2017 of $717,000 to reflect the increase in net income and the change in other liabilities (deferred tax liability) and a corresponding decrease in the cash flows from investing activities of $717,000 for June 30, 2017 as part of the net change in loans and leases.

Periods not presented herein will be revised, as applicable, as they are included in future filings.

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

The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company's junior subordinated debentures are variable-rate instruments based on LIBOR, with the majority resetting quarterly. Applying the updated guidance, the FASB noted that the entire risk in excess of the risk free or benchmark rate could be considered instrument-specific credit risk. The Company has determined that all changes in fair value of the junior subordinated debentures are due to changes in value other than in the benchmark rate, and accordingly are instrument-specific credit risk. As such, the Company calculated the change in the discounted cash flows based on updated market credit spreads since the election of the fair value option for each junior subordinated debenture measured at fair value to be a net gain of $13.0 million. The gain was recorded, net of the tax effect, as a cumulative effect adjustment between retained earnings and accumulated other comprehensive income (loss), resulting in an adjustment of $9.7 million upon adoption.

For 2018, the change in fair value is attributable to the change in the instrument specific credit risk of the junior subordinated debentures, as determined by the application of ASU 2016-01. Accordingly, the loss on fair value of junior subordinated debentures for the three and six months ended June 30, 2018 of $1.5 million and $3.2 million, respectively, is recorded in other comprehensive income (loss), net of tax, as an other comprehensive loss of $1.1 million and $2.4 million, respectively.

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) as well as additional ASUs for enhancement, clarification or transition of the new lease standard (collectively "ASC 842"). ASC 842 will require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASC 842 is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has established a project team for the implementation of this new standard. The team has completed implementation of new lease software that will support the current leasing process, as well as aid in the transition to the new leasing guidance. Although an estimate of the impact of the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related lease liability on the balance sheet due to the number of leased properties the Bank currently has that are accounted for under current operating lease guidance.

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

Note 2 – Investment Securities

The following tables present the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$40,012	$—	$(548)	$39,464
Obligations of states and political subdivisions	293,391	2,838	(3,715)	292,514
Residential mortgage-backed securities and collateralized mortgage obligations	2,600,786	657	(79,023)	2,522,420
	$2,934,189	$3,495	$(83,286)	$2,854,398
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,586	$1,038	$—	$4,624
	$3,586	$1,038	$—	$4,624

(in thousands)	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$40,021	$—	$(323)	$39,698
Obligations of states and political subdivisions	303,352	6,206	(1,102)	308,456
Residential mortgage-backed securities and collateralized mortgage obligations	2,703,997	2,039	(40,391)	2,665,645
Investments in mutual funds and other securities	51,959	11	—	51,970
	$3,099,329	$8,256	$(41,816)	$3,065,769
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,803	$1,103	$—	$4,906
	$3,803	$1,103	$—	$4,906

For periods presented after December 31, 2017, equity securities are no longer classified as available for sale securities, and are instead separately disclosed on the balance sheet. As of December 31, 2017, the equity securities were reported in investments in mutual funds and other securities within available for sale investment securities.

Investment securities that were in an unrealized loss position as of June 30, 2018 and December 31, 2017 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

(in thousands)	June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$39,464	$548	$—	$—	$39,464	$548
Obligations of states and political subdivisions	96,878	2,173	19,957	1,542	116,835	3,715
Residential mortgage-backed securities and collateralized mortgage obligations	1,312,805	29,479	1,182,068	49,544	2,494,873	79,023
Total temporarily impaired securities	$1,449,147	$32,200	$1,202,025	$51,086	$2,651,172	$83,286

(in thousands)	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$39,699	$323	$—	$—	$39,699	$323
Obligations of states and political subdivisions	20,566	322	24,798	780	45,364	1,102
Residential mortgage-backed securities and collateralized mortgage obligations	1,184,000	10,368	1,226,364	30,023	2,410,364	40,391
Total temporarily impaired securities	$1,244,265	$11,013	$1,251,162	$30,803	$2,495,427	$41,816

The unrealized losses on the available for sale securities portfolio were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the securities within the portfolio, including the published credit ratings of the obligations of state and political subdivisions securities for material rating or outlook changes. As of June 30, 2018, 97% of the obligations of states and political subdivisions securities were rated A3/A- or higher by rating agencies. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2018 are issued or guaranteed by government sponsored enterprises. It is expected that the mortgage-backed securities and collateralized mortgage obligations securities will be settled at a price at least equal to the amortized cost of each investment.

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

The following table presents the contractual maturities of investment securities at June 30, 2018:

(in thousands)	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$22,299	$22,187	$—	$—
Due after one year through five years	71,828	71,743	—	—
Due after five years through ten years	437,062	430,012	17	18
Due after ten years	2,403,000	2,330,456	3,569	4,606
	$2,934,189	$2,854,398	$3,586	$4,624

The following table presents, as of June 30, 2018, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$818,867	$799,044
Other securities pledged principally to secure repurchase agreements	416,708	402,394
Total pledged securities	$1,235,575	$1,201,438

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Commercial real estate
Non-owner occupied term, net	$3,518,982	$3,483,197
Owner occupied term, net	2,473,734	2,476,654
Multifamily, net	3,185,923	3,060,616
Construction & development, net	568,562	540,696
Residential development, net	183,114	165,941
Commercial
Term, net	2,106,658	1,944,925
Lines of credit & other, net	1,152,853	1,166,275
Leases & equipment finance, net	1,265,843	1,167,503
Residential
Mortgage, net	3,405,775	3,182,888
Home equity loans & lines, net	1,132,329	1,097,877
Consumer & other, net	645,721	732,620
Total loans and leases, net of deferred fees and costs	$19,639,494	$19,019,192

The loan balances are net of deferred fees and costs of $74.1 million and $73.3 million as of June 30, 2018 and December 31, 2017, respectively. Net loans also include discounts on acquired loans of $58.0 million and $70.5 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, loans totaling $12.5 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $211.3 million and $252.5 million at June 30, 2018 and December 31, 2017, respectively. The carrying balance of purchased impaired loans was $157.9 million and $189.1 million at June 30, 2018 and December 31, 2017, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the three and six months ended June 30, 2018 and 2017:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Balance, beginning of period	$66,677	$86,771	$74,268	$95,579
Accretion to interest income	(7,123)	(9,219)	(15,901)	(18,131)
Disposals	(2,838)	(4,262)	(7,854)	(7,549)
Reclassifications from non-accretable difference	6,250	9,016	12,453	12,407
Balance, end of period	$62,966	$82,306	$62,966	$82,306

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes the carrying value of loans and leases sold by major loan type during the three and six months ended June 30, 2018 and 2017:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Commercial real estate
Non-owner occupied term, net	$763	$2,216	$5,154	$3,923
Owner occupied term, net	8,542	20,547	14,092	27,222
Commercial
Term, net	9,331	3,887	19,789	6,517
Leases & equipment finance, net	—	14,620	—	27,113
Residential
Mortgage, net	—	28,793	—	28,793
Total	$18,636	$70,063	$39,035	$93,568

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

The combination of the formula allowance component and the specific allowance component represents the allocated allowance for loan and lease losses. There was no unallocated allowance as of June 30, 2018 and December 31, 2017.

Management believes that the ALLL was adequate as of June 30, 2018. There is, however, no assurance that future loan and lease losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses.

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

Activity in the Allowance for Loan and Lease Losses

The following tables summarize activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the three and six months ended June 30, 2018 and 2017:

(in thousands)	Three Months Ended June 30, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$46,005	$64,626	$19,833	$11,469	$141,933
Charge-offs	(362)	(12,869)	(460)	(1,124)	(14,815)
Recoveries	289	3,171	98	561	4,119
Provision	1,353	10,837	804	325	13,319
Balance, end of period	$47,285	$65,765	$20,275	$11,231	$144,556

(in thousands)	Three Months Ended June 30, 2017
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$49,006	$59,117	$17,966	$10,203	$136,292
Charge-offs	(809)	(10,696)	(407)	(2,032)	(13,944)
Recoveries	1,457	1,511	113	781	3,862
(Recapture) provision	(2,240)	10,125	379	2,393	10,657
Balance, end of period	$47,414	$60,057	$18,051	$11,345	$136,867

(in thousands)	Six Months Ended June 30, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$45,765	$63,305	$19,360	$12,178	$140,608
Charge-offs	(673)	(26,344)	(706)	(2,904)	(30,627)
Recoveries	506	5,624	301	1,169	7,600
Provision	1,687	23,180	1,320	788	26,975
Balance, end of period	$47,285	$65,765	$20,275	$11,231	$144,556

(in thousands)	Six Months Ended June 30, 2017
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$47,795	$58,840	$17,946	$9,403	$133,984
Charge-offs	(1,148)	(20,800)	(617)	(4,381)	(26,946)
Recoveries	1,857	3,541	310	1,792	7,500
(Recapture) provision	(1,090)	18,476	412	4,531	22,329
Balance, end of period	$47,414	$60,057	$18,051	$11,345	$136,867

The following tables present the allowance and recorded investment in loans and leases by portfolio segment and balances individually or collectively evaluated for impairment as of June 30, 2018 and 2017:

(in thousands)	June 30, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$44,668	$65,378	$19,902	$11,190	$141,138
Individually evaluated for impairment	814	7	—	—	821
Loans acquired with deteriorated credit quality	1,803	380	373	41	2,597
Total	$47,285	$65,765	$20,275	$11,231	$144,556
Loans and leases:
Collectively evaluated for impairment	$9,776,975	$4,504,361	$4,508,961	$645,310	$19,435,607
Individually evaluated for impairment	28,786	17,225	—	—	46,011
Loans acquired with deteriorated credit quality	124,554	3,768	29,143	411	157,876
Total	$9,930,315	$4,525,354	$4,538,104	$645,721	$19,639,494

(in thousands)	June 30, 2017
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$43,968	$59,694	$17,442	$11,312	$132,416
Individually evaluated for impairment	712	43	—	—	755
Loans acquired with deteriorated credit quality	2,734	320	609	33	3,696
Total	$47,414	$60,057	$18,051	$11,345	$136,867
Loans and leases:
Collectively evaluated for impairment	$9,309,214	$3,896,803	$4,028,864	$720,329	$17,955,210
Individually evaluated for impairment	41,053	21,806	—	—	62,859
Loans acquired with deteriorated credit quality	190,454	5,213	39,568	475	235,710
Total	$9,540,721	$3,923,822	$4,068,432	$720,804	$18,253,779

Summary of Reserve for Unfunded Commitments Activity

The following tables present a summary of activity in the RUC and unfunded commitments for the three and six months ended June 30, 2018 and 2017:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Balance, beginning of period	$4,129	$3,495	$3,963	$3,611
Net charge to other expense	1	321	167	205
Balance, end of period	$4,130	$3,816	$4,130	$3,816

(in thousands)	Total
Unfunded loan and lease commitments:
June 30, 2018	$5,077,579
June 30, 2017	$4,479,108

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following tables summarize our non-accrual loans and leases and loans and leases past due, by loan and lease class, as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90+ Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$444	$10,203	$—	$10,647	$2,263	$3,506,072	$3,518,982
Owner occupied term, net	541	1,679	1	2,221	13,482	2,458,031	2,473,734
Multifamily, net	3,124	1,165	—	4,289	331	3,181,303	3,185,923
Construction & development, net	—	—	—	—	—	568,562	568,562
Residential development, net	—	—	—	—	—	183,114	183,114
Commercial
Term, net	176	1,287	85	1,548	11,533	2,093,577	2,106,658
Lines of credit & other, net	154	1,699	119	1,972	2,149	1,148,732	1,152,853
Leases & equipment finance, net	7,440	8,094	2,912	18,446	13,634	1,233,763	1,265,843
Residential
Mortgage, net (2)	—	4,022	38,337	42,359	—	3,363,416	3,405,775
Home equity loans & lines, net	1,163	673	1,841	3,677	—	1,128,652	1,132,329
Consumer & other, net	2,312	558	445	3,315	—	642,406	645,721
Total, net of deferred fees and costs	$15,354	$29,380	$43,740	$88,474	$43,392	$19,507,628	$19,639,494

(1) Other includes purchased credit impaired loans of $157.9 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $9.2 million at June 30, 2018.

(in thousands)	December 31, 2017
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90+ Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$207	$2,097	$—	$2,304	$4,503	$3,476,390	$3,483,197
Owner occupied term, net	4,997	2,010	71	7,078	13,835	2,455,741	2,476,654
Multifamily, net	—	—	—	—	355	3,060,261	3,060,616
Construction & development, net	—	—	—	—	—	540,696	540,696
Residential development, net	—	—	—	—	—	165,941	165,941
Commercial
Term, net	597	1,064	—	1,661	14,686	1,928,578	1,944,925
Lines of credit & other, net	1,263	—	401	1,664	6,402	1,158,209	1,166,275
Leases & equipment finance, net	8,494	10,133	2,857	21,484	11,574	1,134,445	1,167,503
Residential
Mortgage, net (2)	—	6,709	36,980	43,689	—	3,139,199	3,182,888
Home equity loans & lines, net	2,011	283	2,550	4,844	—	1,093,033	1,097,877
Consumer & other, net	3,117	871	532	4,520	—	728,100	732,620
Total, net of deferred fees and costs	$20,686	$23,167	$43,391	$87,244	$51,355	$18,880,593	$19,019,192

(1) Other includes purchased credit impaired loans of $189.1 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $12.4 million at December 31, 2017.

Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans, which are also considered impaired loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral-dependent loans.  Therefore, the non-accrual loans as of June 30, 2018 have already been written down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in net realizable value.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

The following tables summarize our impaired loans by loan class as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance
Commercial real estate
Non-owner occupied term, net	$13,382	$21	$13,255	$632
Owner occupied term, net	12,419	10,745	915	96
Multifamily, net	3,984	331	3,519	86
Commercial
Term, net	19,854	14,111	91	7
Lines of credit & other, net	6,549	2,149	—	—
Leases & equipment finance, net	874	874	—	—
Total, net of deferred fees and costs	$57,062	$28,231	$17,780	$821

(in thousands)	December 31, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance
Commercial real estate
Non-owner occupied term, net	$15,930	$2,543	$13,310	$314
Owner occupied term, net	12,775	11,269	940	94
Multifamily, net	3,994	355	3,519	123
Commercial
Term, net	28,117	19,084	2,510	4
Lines of credit & other, net	8,018	6,383	—	—
Total, net of deferred fees and costs	$68,834	$39,634	$20,279	$535

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and six months ended June 30, 2018 and 2017:

(in thousands)	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Non-owner occupied term, net	$13,301	$103	$17,743	$149
Owner occupied term, net	11,185	10	10,746	66
Multifamily, net	3,857	30	3,901	31
Construction & development, net	—	—	1,091	11
Residential development, net	—	—	7,221	75
Commercial
Term, net	17,515	56	12,697	119
Lines of credit & other, net	2,609	—	5,515	38
Leases & equipment finance, net	509	—	370	—
Total, net of deferred fees and costs	$48,976	$199	$59,284	$489

(in thousands)	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Non-owner occupied term, net	$14,172	$205	$16,752	$298
Owner occupied term, net	11,527	20	9,322	127
Multifamily, net	3,862	60	3,924	61
Construction & development, net	—	—	1,238	22
Residential development, net	—	—	7,370	150
Commercial
Term, net	18,875	145	14,079	154
Lines of credit & other, net	3,867	—	4,960	50
Leases & equipment finance, net	339	—	246	—
Total, net of deferred fees and costs	$52,642	$430	$57,891	$862

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

Loss—Loans or leases classified as loss, risk rated 10, are considered un-collectible and of such little value that the continuance as an active Bank asset is not warranted. This rating does not mean that the loan or lease has no recovery or salvage value, but rather that the loan or lease should be charged-off now, even though partial or full recovery may be possible in the future. For a commercial or commercial real estate homogeneous loss loan or lease to be risk rated 10, the loan or lease is 180 days and more past due from the required payment date. These loans are generally charged-off in the month in which the 180 day time period elapses. Residential, consumer and other homogeneous loans are risk rated 10, when a loan becomes past due 120 cumulative days from the contractual due date.  Residential and consumer loans secured by real estate are generally charged down to net realizable value in the month in which the loan becomes 180 days past due. All other residential, consumer, and other homogeneous loans are generally charged-off in the month in which the 120 day period elapses.

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

The following tables summarize our internal risk rating by loan and lease class for the loan and lease portfolio, including purchased credit impaired loans, as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,439,595	$40,421	$25,474	$109	$107	$13,276	$3,518,982
Owner occupied term, net	2,395,159	41,958	24,827	—	130	11,660	2,473,734
Multifamily, net	3,159,905	10,950	11,218	—	—	3,850	3,185,923
Construction & development, net	566,600	—	1,962	—	—	—	568,562
Residential development, net	183,114	—	—	—	—	—	183,114
Commercial
Term, net	2,054,321	29,329	8,604	90	112	14,202	2,106,658
Lines of credit & other, net	1,088,463	38,721	23,329	191	—	2,149	1,152,853
Leases & equipment finance, net	1,233,507	7,440	8,094	14,262	1,666	874	1,265,843
Residential
Mortgage, net (2)	3,361,298	4,419	38,228	—	1,830	—	3,405,775
Home equity loans & lines, net	1,128,282	2,005	1,640	—	402	—	1,132,329
Consumer & other, net	642,378	2,870	410	—	63	—	645,721
Total, net of deferred fees and costs	$19,252,622	$178,113	$143,786	$14,652	$4,310	$46,011	$19,639,494
(1) The percentage of impaired loans classified as pass/watch and substandard was 4.1% and 95.9%, respectively, as of June 30, 2018.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $9.2 million at June 30, 2018, which is included in the substandard category.

(in thousands)	December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,388,421	$45,189	$33,026	$630	$78	$15,853	$3,483,197
Owner occupied term, net	2,398,215	30,343	34,743	438	706	12,209	2,476,654
Multifamily, net	3,037,320	13,783	5,639	—	—	3,874	3,060,616
Construction & development, net	538,515	—	2,181	—	—	—	540,696
Residential development, net	165,502	—	439	—	—	—	165,941
Commercial
Term, net	1,900,062	12,735	10,372	82	80	21,594	1,944,925
Lines of credit & other, net	1,122,360	6,539	30,941	52	—	6,383	1,166,275
Leases & equipment finance, net	1,134,446	8,494	10,133	12,868	1,562	—	1,167,503
Residential
Mortgage, net (2)	3,136,071	7,505	35,918	—	3,394	—	3,182,888
Home equity loans & lines, net	1,092,496	2,564	2,286	—	531	—	1,097,877
Consumer & other, net	728,006	3,998	568	—	48	—	732,620
Total, net of deferred fees and costs	$18,641,414	$131,150	$166,246	$14,070	$6,399	$59,913	$19,019,192
(1) The percentage of impaired loans classified as pass/watch and substandard was 1.7%, and 98.3%, respectively, as of December 31, 2017.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $12.4 million at December 31, 2017, which is included in the substandard category.

Troubled Debt Restructurings

At June 30, 2018 and December 31, 2017, impaired loans of $27.2 million and $32.2 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a newly restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were $537,000 in available commitments for troubled debt restructurings outstanding as of June 30, 2018 and $917,000 as of December 31, 2017.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate, net	$17,612	$4,966	$22,578
Commercial, net	3,495	10,299	13,794
Residential, net	6,060	—	6,060
Total, net of deferred fees and costs	$27,167	$15,265	$42,432

(in thousands)	December 31, 2017
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate, net	$17,694	$5,088	$22,782
Commercial, net	7,787	16,978	24,765
Residential, net	6,687	—	6,687
Total, net of deferred fees and costs	$32,168	$22,066	$54,234

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

There were no new restructured loans during the three months ended June 30, 2018. The following tables present newly restructured loans that occurred during the six months ended June 30, 2018 and the three and six months ended June 30, 2017:

(in thousands)	Three Months Ended June 30, 2017
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial, net	$—	$—	$—	$—	$9,874	$9,874
Residential, net	—	—	—	—	881	881
Total, net of deferred fees and costs	$—	$—	$—	$—	$10,755	$10,755

(in thousands)	Six Months Ended June 30, 2018
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Residential, net	—	—	—	—	106	106
Total, net of deferred fees and costs	$—	$—	$—	$—	$106	$106

(in thousands)	Six Months Ended June 30, 2017
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial, net	$—	$—	$—	$—	$12,793	$12,793
Residential, net	—	—	—	—	1,134	1,134
Total, net of deferred fees and costs	$—	$—	$—	$—	$13,927	$13,927

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification. There were $10.2 million in financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the six months ended June 30, 2018. There were $118,000 in financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the six months ended June 30, 2017. There were none in the three months ended June 30, 2018 and 2017.

Note 5–Goodwill and Other Intangible Assets

Goodwill totaled $1.8 billion at both June 30, 2018 and December 31, 2017, and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or circumstances since the December 31, 2017 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The following table summarizes the changes in the Company's other intangible assets for the year ended December 31, 2017, and the six months ended June 30, 2018.

(in thousands)	Other Intangible Assets
	Gross	Accumulated Amortization	Net
Balance, December 31, 2016	$113,471	$(76,585)	$36,886
Amortization	—	(6,756)	(6,756)
Balance, December 31, 2017	113,471	(83,341)	30,130
Amortization	—	(3,083)	(3,083)
Balance, June 30, 2018	$113,471	$(86,424)	$27,047

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

The table below presents the forecasted amortization expense for other intangible assets acquired in all mergers:

(in thousands)
Year	Expected Amortization
Remainder of 2018	$3,083
2019	5,618
2020	4,986
2021	4,520
2022	4,095
Thereafter	4,745
$27,047

Note 6 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR") for the three and six months ended June 30, 2018 and 2017:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Balance, beginning of period	$164,760	$142,344	$153,151	$142,973
Additions for new MSR capitalized	6,860	7,819	13,390	14,860
Changes in fair value:
Due to changes in model inputs or assumptions (1)	962	(4,573)	15,895	(8,179)
Other (2)	(6,365)	(3,758)	(16,219)	(7,822)
Balance, end of period	$166,217	$141,832	$166,217	$141,832

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of June 30, 2018 and December 31, 2017 is as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Balance of loans serviced for others	$15,508,182	$15,336,597
MSR as a percentage of serviced loans	1.07%	1.00%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $10.4 million and $20.9 million for the three and six months ended June 30, 2018, respectively, as compared to $9.8 million and $19.7 million for the three and six month ended June 30, 2017, respectively.

Key assumptions used in measuring the fair value of MSR as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Constant prepayment rate	11.75%	12.27%
Discount rate	9.69%	9.70%
Weighted average life (years)	6.6	6.3

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of June 30, 2018 and December 31, 2017 is as follows:

(in thousands)	June 30, 2018	December 31, 2017
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(6,675)	$(6,290)
Effect on fair value of a 20% adverse change	$(12,853)	$(12,093)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(6,745)	$(5,840)
Effect on fair value of a 200 basis point adverse change	$(12,974)	$(11,249)

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

Note 7 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of June 30, 2018:

(dollars in thousands)
Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$17,749	Floating rate, LIBOR plus 3.35%, adjusted quarterly	6.63%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	26,857	Floating rate, LIBOR plus 3.45%, adjusted quarterly	6.67%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	8,385	Floating rate, LIBOR plus 2.85%, adjusted quarterly	6.39%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	8,286	Floating rate, LIBOR plus 2.85%, adjusted quarterly	6.45%	March 2034
Umpqua Master Trust I	August 2007	41,238	26,078	Floating rate, LIBOR plus 1.35%, adjusted quarterly	5.84%	September 2037
Umpqua Master Trust IB	September 2007	20,619	15,878	Floating rate, LIBOR plus 2.75%, adjusted quarterly	6.61%	December 2037
Sterling Capital Trust III	April 2003	14,433	12,307	Floating rate, LIBOR plus 3.25%, adjusted quarterly	6.58%	April 2033
Sterling Capital Trust IV	May 2003	10,310	8,638	Floating rate, LIBOR plus 3.15%, adjusted quarterly	6.56%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	17,353	Floating rate, LIBOR plus 3.25%, adjusted quarterly	6.64%	June 2033
Sterling Capital Trust VI	June 2003	10,310	8,588	Floating rate, LIBOR plus 3.20%, adjusted quarterly	6.65%	September 2033
Sterling Capital Trust VII	June 2006	56,702	37,457	Floating rate, LIBOR plus 1.53%, adjusted quarterly	5.85%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	34,334	Floating rate, LIBOR plus 1.63%, adjusted quarterly	5.96%	December 2036
Sterling Capital Trust IX	July 2007	46,392	29,912	Floating rate, LIBOR plus 1.40%, adjusted quarterly	5.75%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	7,724	Floating rate, LIBOR plus 3.15%, adjusted quarterly	6.59%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	7,166	Floating rate, LIBOR plus 1.80%, adjusted quarterly	5.96%	June 2035
Klamath First Capital Trust I	July 2001	15,464	13,957	Floating rate, LIBOR plus 3.75%, adjusted semiannually	6.33%	July 2031
		379,390	280,669
AT AMORTIZED COST:
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,030	Floating rate, LIBOR plus 3.60%, adjusted quarterly	5.06%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	29,758	Floating rate, LIBOR plus 2.95%, adjusted quarterly	4.51%	September 2033
CIB Capital Trust	November 2002	10,310	10,934	Floating rate, LIBOR plus 3.45%, adjusted quarterly	5.06%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	5.94%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	5.93%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	5.25%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	5.25%	September 2033
		85,572	88,838
	Total	$464,962	$369,507

(1)
Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of June 30, 2018.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $14.0 million at June 30, 2018 and $14.3 million at December 31, 2017. As of June 30, 2018, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

In the first quarter of 2018, the Company paid $10.6 million to redeem the debt securities of the Humboldt Bancorp Statutory Trust I and HB Capital Trust I.

The Company has elected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling.

The fair value of the junior subordinated debentures increased for the three and six months ended June 30, 2018, however, based on the application of ASU 2016-01, no loss was recorded in earnings. Instead the loss of $1.5 million and $3.2 million for the three and six months ended, respectively, was recorded in other comprehensive income (loss), net of tax. The loss recorded in earnings resulting from the change in the fair value of these instruments was $1.6 million and $3.1 million for the three and six months ended June 30, 2017, respectively.

Note 8 – Commitments and Contingencies

Lease Commitments — As of June 30, 2018, the Bank leased 221 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and six months ended June 30, 2018 was $9.4 million and $19.0 million, respectively, and for the three and six months ended June 30, 2017 was $9.5 million and $19.2 million, respectively. Rent expense was partially offset by rent income of $648,000 and $1.3 million for the three and six months ended June 30, 2018, respectively, and $494,000 and $1.0 million for the three and six months ended June 30, 2017, respectively.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of June 30, 2018
Commitments to extend credit	$5,008,398
Forward sales commitments	$639,160
Commitments to originate residential mortgage loans held for sale	$338,695
Standby letters of credit	$69,181

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three and six months ended June 30, 2018 and June 30, 2017. At June 30, 2018, approximately $43.0 million of standby letters of credit expire within one year, and $26.2 million expire thereafter. The Bank recorded approximately $227,000 and $339,000 in fees associated with standby letters of credit during the three and six months ended June 30, 2018, respectively, compared to $310,000 and $464,000 for the three and six months ended June 30, 2017, respectively.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of June 30, 2018, the Company had a residential mortgage loan repurchase reserve liability of $1.3 million. For loans sold to GNMA, the Bank has a unilateral right, but not the obligation, to repurchase loans that are past due 90 days or more. As of June 30, 2018, the Bank has recorded a liability for the loans subject to this repurchase right of $9.2 million, and has recorded these loans as part of the loan portfolio as if we had repurchased these loans.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Bank's loan and lease portfolio at June 30, 2018 and December 31, 2017.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2018 and 2017.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2018, the Bank had commitments to originate mortgage loans held for sale totaling $338.7 million and forward sales commitments of $639.2 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of June 30, 2018, the Bank had 707 interest rate swaps with an aggregate notional amount of $3.5 billion related to this program.  As of December 31, 2017, the Bank had 653 interest rate swaps with an aggregate notional amount of $3.0 billion related to this program.

At both June 30, 2018 and December 31, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $29.4 million and $7.2 million, respectively.  The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has posted collateral against its obligations under these agreements of $34.8 million and $28.2 million as of June 30, 2018 and December 31, 2017, respectively.

Umpqua's interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. Umpqua accounts for the variation margin as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative asset and liability. As of June 30, 2018, the variation margin adjustment was a positive adjustment of $16.6 million as compared to a negative adjustment of $20.5 million at December 31, 2017.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of June 30, 2018 and December 31, 2017, the net CVA decreased the settlement values of the Bank's net derivative assets by $213,000 and $1.7 million, respectively. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of June 30, 2018 and December 31, 2017:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Interest rate lock commitments	$6,782	$4,752	$—	$—
Interest rate forward sales commitments	195	286	2,142	567
Interest rate swaps	12,565	26,081	29,380	7,229
Foreign currency derivatives	484	1,137	373	1,492
Total	$20,026	$32,256	$31,895	$9,288

The following table summarizes the types of derivatives and the gains (losses) recorded during the three and six months ended June 30, 2018 and 2017:

(in thousands)	Three Months Ended		Six Months Ended
Derivatives not designated as hedging instrument	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest rate lock commitments	$908	$(1,549)	$2,030	$670
Interest rate forward sales commitments	500	(3,872)	8,744	(6,605)
Interest rate swaps	290	(756)	1,421	(1,483)
Foreign currency derivatives	480	356	815	765
Total	$2,178	$(5,821)	$13,010	$(6,653)

The gains and losses on the Company's mortgage banking derivatives are included in residential mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income.

The following table summarizes the derivatives that have a right of offset as of June 30, 2018 and December 31, 2017:

(in thousands)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
June 30, 2018
Derivative Assets
Interest rate swaps	$12,565	$—	$12,565	$(12,565)	$—	$—
Foreign currency derivatives	484	—	484	—	—	484
Derivative Liabilities
Interest rate swaps	$29,380	$—	$29,380	$(12,565)	$—	$16,815
Foreign currency derivatives	373	—	373	—	—	373

December 31, 2017
Derivative Assets
Interest rate swaps	$26,081	$—	$26,081	$(7,229)	$—	$18,852
Foreign currency derivatives	1,137	—	1,137	—	—	1,137
Derivative Liabilities
Interest rate swaps	$7,229	$—	$7,229	$(7,229)	$—	$—
Foreign currency derivatives	1,492	—	1,492	—	—	1,492

Note 10 – Shareholders' Equity and Stock Compensation

The Company has a share repurchase plan, which allows the Company to repurchase shares from time to time subject to a maximum number of shares over the life of the plan. In April 2018, the Company repurchased 327,000 shares for a total of $8.0 million.

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units in Company stock granted to employees and included in salaries and employee benefits was $1.2 million and $2.8 million, respectively, for the three and six months ended June 30, 2018, as compared to $1.2 million and $3.7 million, respectively, for the three and six months ended June 30, 2017. The total income tax benefit recognized related to stock-based compensation was $320,000 and $721,000, respectively, for the three and six months ended June 30, 2018, as compared to $464,000 and $1.4 million, respectively, for the three and six months ended June 30, 2017.

The following table summarizes information about stock option activity for the six months ended June 30, 2018:

(in thousands, except per share data)	Six Months Ended June 30, 2018
	Options Outstanding	Weighted-Avg Exercise Price	Weighted-Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, beginning of period	98	$11.99
Exercised	(85)	$12.00
Balance, end of period	13	$11.91	4.22	$141
Options exercisable, end of period	13	$11.91	4.22	$141

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three and six months ended June 30, 2018 was $213,000 and $871,000, respectively, as compared to the three and six months ended June 30, 2017 of $29,000 and $141,000.

During the three and six months ended June 30, 2018, the amount of cash received from the exercise of stock options was $257,000 and $373,000, respectively, as compared to the three and six months ended June 30, 2017 of $233,000 and $269,000, respectively. Total consideration was $257,000 and $1.0 million, respectively, for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 of $233,000 and $463,000, respectively.

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares generally vest over a three year period, subject to time or time plus performance and market vesting conditions.  The following table summarizes information about nonvested restricted share activity for the six months ended June 30, 2018:

(in thousands, except per share data)	Six Months Ended June 30, 2018
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	1,248	$16.61
Granted	483	$21.90
Vested/released	(486)	$15.91
Forfeited/expired	(195)	$16.51
Balance, end of period	1,050	$19.39

The total fair value of restricted shares vested and released during the three and six months ended June 30, 2018 was $844,000 and $10.5 million, respectively, as compared to the three and six months ended June 30, 2017 of $632,000 and $5.2 million, respectively.

The Company granted restricted stock units in connection with the acquisition of Sterling as replacement awards, as well as part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers.

The following table summarizes information about nonvested restricted stock unit activity for the six months ended June 30, 2018:

(in thousands, except per share data)	Six Months Ended June 30, 2018
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	22	$18.58
Released	(21)	$18.58
Forfeited/expired	(1)	$18.58
Balance, end of period	—	$—

The total fair value of restricted stock units vested and released during the three and six months ended June 30, 2018 was $449,000. The total fair value of restricted stock units vested and released during the three and six months ended June 30, 2017 was $770,000 and $811,000, respectively.

As of June 30, 2018, there was no unrecognized compensation cost related to nonvested stock options or nonvested restricted stock units.  As of June 30, 2018, there was $13.0 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.82 years, assuming expected performance and market conditions are met for certain awards.

For the three and six months ended June 30, 2018, the Company received income tax benefits of $384,000 and $3.0 million, respectively, as compared to the three and six months ended June 30, 2017 of $554,000 and $2.4 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. The tax deficiency or benefit is recorded as income tax expense or benefit in the period the shares are vested.

Note 11 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states and in Canada. As of June 30, 2018, the Company has a net deferred tax liability of $27.3 million, which includes $2.5 million of state net operating loss ("NOL") carry-forwards and $2.0 million of state tax credit carry-forwards. The state NOL carry-forwards expire in tax years 2029-2031 and the state tax credit carry-forwards expire in tax years 2023-2025. The Company believes that it is more likely than not that the benefit from only certain state NOL carry-forwards will not be realized and therefore has provided a valuation allowance of $1.1 million against the deferred tax assets relating to these NOL carry-forwards.

The Company had gross unrecognized tax benefits of $3.1 million as of June 30, 2018.  If recognized, the unrecognized tax benefit would reduce the 2018 annual effective tax rate by 0.5%. During the three and six months ended June 30, 2018, the Company accrued $5,000 and $30,000 of interest relating to its liability for unrecognized tax benefits.  Interest on unrecognized tax benefits is reported by the Company as a component of tax expense.  As of June 30, 2018, the accrued interest related to unrecognized tax benefits was $383,000.

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three and six months ended June 30, 2018 was 24.7% and 24.3%, respectively, as compared to 35.8% and 36.2% for the three and six months ended June 30, 2017, respectively. The decrease is due to the reduction in the federal income tax rate due to the passage of the Tax Cuts and Jobs Act of 2017.

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

The following is a computation of basic and diluted earnings per common share for the three and six months ended June 30, 2018 and 2017:

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
NUMERATORS:
Net income	$65,999	$57,219	$144,971	$103,255
Less:
Dividends and undistributed earnings allocated to participating securities (1)	4	14	10	26
Net earnings available to common shareholders	$65,995	$57,205	$144,961	$103,229
DENOMINATORS:
Weighted average number of common shares outstanding - basic	220,283	220,310	220,326	220,298
Effect of potentially dilutive common shares (2)	364	443	434	492
Weighted average number of common shares outstanding - diluted	220,647	220,753	220,760	220,790
EARNINGS PER COMMON SHARE:
Basic	$0.30	$0.26	$0.66	$0.47
Diluted	$0.30	$0.26	$0.66	$0.47

(1)	Represents dividends paid and undistributed earnings allocated to certain nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Three Months Ended June 30, 2018
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$112,249	$5,536	$80,998	$10,128	$15,989	$224,900
Provision for loan and lease losses	11,276	182	594	208	1,059	13,319
Non-interest income	15,628	4,850	15,993	33,278	1,902	71,651
Non-interest expense	55,606	9,571	70,860	35,032	24,503	195,572
Income (loss) before income taxes	60,995	633	25,537	8,166	(7,671)	87,660
Provision (benefit) for income taxes	15,249	158	6,385	2,041	(2,172)	21,661
Net income (loss)	$45,746	$475	$19,152	$6,125	$(5,499)	$65,999

(in thousands)	Six Months Ended June 30, 2018
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$223,984	$11,539	$160,850	$18,973	$34,535	$449,881
Provision for loan and lease losses	24,644	349	955	700	327	26,975
Non-interest income	31,357	9,746	31,186	71,686	6,243	150,218
Non-interest expense	110,180	18,339	142,003	67,329	43,834	381,685
Income (loss) before income taxes	120,517	2,597	49,078	22,630	(3,383)	191,439
Provision (benefit) for income taxes	30,129	649	12,270	5,657	(2,237)	46,468
Net income (loss)	$90,388	$1,948	$36,808	$16,973	$(1,146)	$144,971

(in thousands)	Three Months Ended June 30, 2017
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$106,307	$5,402	$69,464	$9,234	$22,335	$212,742
Provision (recapture) for loan and lease losses	7,784	175	2,852	260	(414)	10,657
Non-interest income	14,986	4,479	15,670	34,637	1,347	71,119
Non-interest expense	53,112	8,732	72,084	40,542	9,551	184,021
Income before income taxes	60,397	974	10,198	3,069	14,545	89,183
Provision for income taxes	22,347	360	3,773	1,136	4,348	31,964
Net income	$38,050	$614	$6,425	$1,933	$10,197	$57,219

(in thousands)	Six Months Ended June 30, 2017
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$210,062	$10,642	$135,953	$19,270	$43,594	$419,521
Provision for loan and lease losses	16,893	375	4,668	287	106	22,329
Non-interest income	27,460	9,227	30,501	61,517	2,639	131,344
Non-interest expense	106,525	17,205	143,778	79,696	19,531	366,735
Income before income taxes	114,104	2,289	18,008	804	26,596	161,801
Provision for income taxes	42,218	847	6,663	297	8,521	58,546
Net income	$71,886	$1,442	$11,345	$507	$18,075	$103,255

(in thousands)	June 30, 2018
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$14,350,647	$490,212	$2,045,525	$3,731,854	$5,862,363	$26,480,601
Total loans and leases	$14,166,488	$476,176	$1,966,283	$3,110,149	$(79,602)	$19,639,494
Total deposits	$3,739,580	$1,053,109	$12,853,919	$286,327	$2,811,591	$20,744,526

(in thousands)	December 31, 2017
	Commercial Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$13,856,963	$437,873	$2,143,830	$3,355,189	$5,886,592	$25,680,447
Total loans and leases	$13,683,264	$423,813	$2,054,058	$2,921,897	$(63,840)	$19,019,192
Total deposits	$3,776,080	$993,559	$12,449,568	$222,494	$2,506,599	$19,948,300

Note 14 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of June 30, 2018 and December 31, 2017, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)		June 30, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$803,012	$803,012	$634,280	$634,280
Equity and other investment securities	1,2	64,297	64,297	12,255	12,255
Investment securities available for sale	1,2	2,854,398	2,854,398	3,065,769	3,065,769
Investment securities held to maturity	3	3,586	4,624	3,803	4,906
Loans held for sale	2	432,642	432,642	259,518	259,518
Loans and leases, net (1)	3	19,494,938	19,353,294	18,878,584	18,875,046
Restricted equity securities	1	42,320	42,320	43,508	43,508
Residential mortgage servicing rights	3	166,217	166,217	153,151	153,151
Bank owned life insurance assets	1	309,844	309,844	306,864	306,864
Derivatives	2,3	20,026	20,026	32,256	32,256
Visa Class B common stock	3	—	99,737	—	86,380
FINANCIAL LIABILITIES:
Deposits	1,2	$20,744,526	$20,715,222	$19,948,300	$19,930,568
Securities sold under agreements to repurchase	2	273,666	273,666	294,299	294,299
Term debt	2	801,739	783,404	802,357	790,532
Junior subordinated debentures, at fair value	3	280,669	280,669	277,155	277,155
Junior subordinated debentures, at amortized cost	3	88,838	71,486	100,609	81,944
Derivatives	2	31,895	31,895	9,288	9,288

(1) The estimated fair value of loans and leases, net for June 30, 2018 reflects an exit price assumption. The December 31, 2017 fair value estimate is not based on an exit price assumption.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Equity and other investment securities
Investments in mutual funds and other securities	$50,527	$50,527	$—	$—
Equity securities held in rabbi trusts	12,686	12,686	—	—
Other investments securities (1)	1,084	—	1,084	—
Investment securities available for sale
U.S. Treasury and agencies	39,464	—	39,464	—
Obligations of states and political subdivisions	292,514	—	292,514	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,522,420	—	2,522,420	—
Loans held for sale, at fair value	432,642	—	432,642	—
Residential mortgage servicing rights, at fair value	166,217	—	—	166,217
Derivatives
Interest rate lock commitments	6,782	—	—	6,782
Interest rate forward sales commitments	195	—	195	—
Interest rate swaps	12,565	—	12,565	—
Foreign currency derivative	484	—	484	—
Total assets measured at fair value	$3,537,580	$63,213	$3,301,368	$172,999
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$280,669	$—	$—	$280,669
Derivatives
Interest rate forward sales commitments	2,142	—	2,142	—
Interest rate swaps	29,380	—	29,380	—
Foreign currency derivative	373	—	373	—
Total liabilities measured at fair value	$312,564	$—	$31,895	$280,669

(1) Other investment securities includes securities held by Umpqua Investments as trading debt securities.

(in thousands)	December 31, 2017
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$273	$—	$273	$—
Equity securities	11,982	11,982	—	—
Investment securities available for sale
U.S. Treasury and agencies	39,698	—	39,698	—
Obligations of states and political subdivisions	308,456	—	308,456	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,665,645	—	2,665,645	—
Investments in mutual funds and other securities	51,970	51,970		—
Loans held for sale, at fair value	259,518	—	259,518	—
Residential mortgage servicing rights, at fair value	153,151	—	—	153,151
Derivatives
Interest rate lock commitments	4,752	—	—	4,752
Interest rate forward sales commitments	286	—	286	—
Interest rate swaps	26,081	—	26,081	—
Foreign currency derivative	1,137	—	1,137	—
Total assets measured at fair value	$3,522,949	$63,952	$3,301,094	$157,903
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$277,155	$—	$—	$277,155
Derivatives
Interest rate forward sales commitments	567	—	567	—
Interest rate swaps	7,229	—	7,229	—
Foreign currency derivative	1,492	—	1,492	—
Total liabilities measured at fair value	$286,443	$—	$9,288	$277,155

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2018, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2018:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	11.75%
		Discount Rate	9.69%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	88.92%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	4.97%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the instrument-specific credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of June 30, 2018, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or the forward swap interest rate curve will result in positive fair value adjustments (and decrease the fair value measurement). Conversely, a decrease in the credit risk adjusted spread and/or the forward swap interest rate curve will result in negative fair value adjustments (and increase the fair value measurement).

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2018 and 2017:

(in thousands)
Three Months Ended June 30,	Beginning Balance	Change included in earnings	Change in fair values included in comprehensive income (loss)	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2018
Residential mortgage servicing rights	$164,760	$(5,403)	$—	$6,860	$—	$166,217	$(1,771)
Interest rate lock commitment, net	5,874	249	—	8,099	(7,440)	6,782	6,782
Junior subordinated debentures, at fair value	278,410	4,283	1,513	—	(3,537)	280,669	5,796

2017
Residential mortgage servicing rights	$142,344	$(8,331)	$—	$7,819	$—	$141,832	$(4,268)
Interest rate lock commitment, net	6,294	580	—	11,315	(13,443)	4,746	4,746
Junior subordinated debentures, at fair value	263,605	4,872	—	—	(3,054)	265,423	4,872

(in thousands)
Six Months Ended June 30,	Beginning Balance	Change included in earnings	Change in fair values included in comprehensive income (loss)	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2018
Residential mortgage servicing rights	$153,151	$(324)	$—	$13,390	$—	$166,217	$6,663
Interest rate lock commitment, net	4,752	(1,004)	—	14,532	(11,498)	6,782	6,782
Junior subordinated debentures, at fair value	277,155	8,058	3,196	—	(7,740)	280,669	11,254

2017
Residential mortgage servicing rights	$142,973	$(16,001)	$—	$14,860	$—	$141,832	$(8,224)
Interest rate lock commitment, net	4,076	1,377	—	21,964	(22,671)	4,746	4,746
Junior subordinated debentures, at fair value	262,209	9,552	—	—	(6,338)	265,423	9,552

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

For 2017, the Company recorded gains (losses) on junior subordinated debentures carried at fair value in non-interest income. As discussed in Note 1, Summary of Significant Accounting Policies, the Company applied new guidance to the accounting for the gain/loss on fair value of the junior subordinated debentures. For the three and six months ended June 30, 2018, the change in fair value is attributable to the change in the instrument specific credit risk of the junior subordinated debentures, accordingly, the losses on fair value of junior subordinated debentures for the three and six months ended June 30, 2018 of $1.5 million and $3.2 million, respectively, are recorded net of tax as an other comprehensive loss of $1.1 million and $2.4 million, respectively.

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

(in thousands)	June 30, 2018
	Total	Level 1	Level 2	Level 3
Loans and leases	$50,160	$—	$—	$50,160
Other real estate owned	720	—	—	720
	$50,880	$—	$—	$50,880

(in thousands)	December 31, 2017
	Total	Level 1	Level 2	Level 3
Loans and leases	$75,121	$—	$—	$75,121
Other real estate owned	68	—	—	68
	$75,189	$—	$—	$75,189

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2018 and 2017:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Loans and leases	$13,682	$11,914	$27,721	$23,156
Other real estate owned	61	40	66	107
Total loss from nonrecurring measurements	$13,743	$11,954	$27,787	$23,263

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018			December 31, 2017
	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$432,642	$418,442	$14,200	$259,518	$250,721	$8,797

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2018, the Company recorded a net increase in fair value of $5.7 million and $5.4 million, respectively. For the three and six months ended June 30, 2017, the Company recorded a net increase in fair value of $2.2 million and $7.1 million, respectively.

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

Note 15 – Revenue from Contracts with Customers

All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized in Non-Interest Income with the exception of the (gain) loss on other real estate owned, which is included in Non-Interest Expense. The following table presents the Company's sources of Non-Interest Income for the three and six months ended June 30, 2018. Items outside of the scope of ASC 606 are noted as such.

(in thousands)	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Non-interest income:
Service charges on deposits
Account maintenance fees	$4,183	$8,323
Transaction-based and overdraft service charges	6,444	12,700
Debit/ATM interchange fees	4,893	9,492
Total service charges on deposits	15,520	30,515
Brokerage revenue	4,161	8,355
Residential mortgage banking revenue (a)	33,163	71,601
Gain on sale of investment securities, net (a)	14	14
Unrealized holding losses on equity securities (a)	(1,432)	(1,432)
Gain on loan sales, net (a)	1,348	2,578
BOLI income (a)	2,060	4,130
Other income
Merchant fee income	1,221	2,062
Credit card and interchange income	1,787	3,480
Remaining other income (a)	13,809	28,915
Total other income	16,817	34,457
Total non-interest income	$71,651	$150,218
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

Brokerage revenue

As of the three and six months ended June 30, 2018, Umpqua had revenues of $4.2 million and $8.4 million, respectively, for the performance of brokerage services for its clients through Umpqua Investments. Brokerage fees consist of transaction fees earned from asset management, trade execution and administrative fees from investments. Asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and amounts invested by clients. Asset management fees are recognized over the period that services are provided, and when the portfolio values are known or can be estimated at the end of each quarter. Brokerage transaction fees are fixed and determinable, based on security type and trade volume, and are recognized upon trade execution. In addition, revenues are earned from selling insurance and annuity policies. The amount of revenue earned is determined by the value and type of each instrument sold and is recognized when the policy is in force.

Merchant fee income

Merchant fee income represents fees earned by Umpqua for card payment services provided to its merchant customers. Umpqua outsources these services to a third party to provide card payment services to these merchants. The third party provider passes the payments made by the merchants through to Umpqua. Umpqua, in turn, pays the third party provider for the services it provides to the merchants. These payments to the third party provider are recorded as expenses as a net reduction against fee income. In addition, a portion of the payment received represents interchange fees which are passed through to the card issuing bank. Income is primarily earned based on the dollar volume and number of transactions processed. The performance obligation is satisfied and the related fee is earned when each payment is accepted by the processing network. For the three and six months ended June 30, 2018, Umpqua had merchant processing fee revenue of $1.2 million and $2.1 million, respectively, included in other income.

Credit card and interchange income and expenses

Credit card interchange income represent fees earned when a credit card issued by the Company is used. Similar to the debit card interchange, Umpqua earns an interchange fee for each transaction made with Umpqua's branded credit cards. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ credit card. Certain expenses and rebates directly related to the credit card interchange contract are recorded net to the interchange income. For the three and six months ended June 30, 2018, credit card and interchange income included in other income was $1.8 million and $3.5 million, respectively.

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

With headquarters located in Roseburg, Oregon, the Bank is considered one of the most innovative community banks in the United States, recognized nationally and internationally for its unique company culture and customer experience strategy, which we believe differentiates the Company from its competition. The Bank provides a wide range of banking, wealth management, mortgage and other financial services to corporate, institutional and individual customers, and also has a wholly-owned subsidiary, Financial Pacific Leasing, Inc., a commercial equipment leasing company.

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

Pivotus Ventures, Inc., a subsidiary of Umpqua Holdings Corporation, develops new bank platforms designed to positively impact the customer experience.

Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes periodic examinations by these regulatory agencies.

The presentation within has been revised to reflect the effects of the Correction of the Prior Period Balances disclosed in Note 1 to the Condensed Consolidated Financial Statements.

Executive Overview

Significant items for the three and six months ended June 30, 2018 were as follows:

Financial Performance

•
Net earnings available to common shareholders per diluted common share were $0.30 and $0.66 for the three and six months ended June 30, 2018, respectively, compared to $0.26 and $0.47 for the three and six months ended June 30, 2017, respectively.

•
Net interest margin, on a tax equivalent basis, was 3.89% and 3.96% for the three and six months ended June 30, 2018, respectively, as compared to 3.94% and 3.91% for the three and six months ended June 30, 2017, respectively.  The decrease in net interest margin for the three months ended June 30, 2018, compared to the same period in the prior year, was due to an increase in the cost of interest-bearing liabilities and a lower yield on taxable securities, offset by higher average yields on the loan and lease portfolio. The increase in net interest margin for the six months ended June 30, 2018, was primarily driven by higher average yields on the loan and lease portfolio, offset by an increase in the cost of interest-bearing liabilities and a lower yield on taxable securities. The increase in the cost of interest-bearing liabilities was attributable to an increase in average rates paid on interest-bearing deposits, as well as a higher percentage mix of time deposits, relative to prior periods.

•
Residential mortgage banking revenue was $33.2 million and $71.6 million for the three and six months ended June 30, 2018, respectively, as compared to $33.9 million and $60.7 million for the three and six months ended June 30, 2017, respectively.  The decrease for the three month period was primarily driven by a decline in mortgage originations, along with a lower gain on sale margin which decreased to 3.35% for the three months ended June 30, 2018, compared to 3.53% in the same period of the prior year. This decrease was partially offset by a lower loss on the fair value of the MSR asset, which decreased to $5.4 million for the three months ended June 30, 2018, as compared to a loss of $8.3 million, for the three months ended June 30, 2017. The increase in residential mortgage banking income for the six month period was primarily driven by a lower loss on the fair value of the MSR asset, which decreased to $324,000, compared to a loss of $16.0 million for the six months ended June 30, 2017. This was offset by a decrease in the gain on sale margin to 3.34% for the six months ended June 30, 2018, compared to 3.41% in the same period of the prior year.

•
Total gross loans and leases were $19.6 billion as of June 30, 2018, an increase of $620.3 million, as compared to December 31, 2017.  The increase reflects balanced growth across the Company's commercial term, leasing, multifamily, and residential mortgage loan portfolios, partially offset by a decline in consumer loans attributable to the continued wind down of our indirect auto loan business.

•
Total deposits were $20.7 billion as of June 30, 2018, an increase of $796.2 million, compared to December 31, 2017.  This increase was primarily attributable to growth in time and non-interest bearing demand deposits, partially offset by lower money market balances.

•	Total consolidated assets were $26.5 billion as of June 30, 2018, compared to $25.7 billion at December 31, 2017.

Credit Quality

•
Non-performing assets decreased to $90.0 million, or 0.34% of total assets, as of June 30, 2018, as compared to $94.1 million, or 0.37% of total assets, as of December 31, 2017.  Non-performing loans were $77.9 million, or 0.40% of total loans, as of June 30, 2018, as compared to $82.3 million, or 0.43% of total loans, as of December 31, 2017.

•
The provision for loan and lease losses was $13.3 million and $27.0 million for the three and six months ended June 30, 2018, as compared to the $10.7 million and $22.3 million recognized for the three and six months ended June 30, 2017. The increase for the three and six months ended June 30, 2018, compared to the same periods of the prior year, was primarily attributable to strong growth in the loan and lease portfolio, along with higher net charge-offs. For the three and six months ended June 30, 2018, net charge-offs were $10.7 million and $23.0 million, respectively, or 0.22% and 0.24%, respectively, of average loans and leases (annualized), as compared to $10.1 million and $19.4 million, respectively, or 0.23% and 0.22%, respectively of average loans and leases (annualized), for the three and six months ended June 30, 2017.

Capital and Growth Initiatives

•
The Company's total risk based capital was 13.5% and its Tier 1 common to risk weighted assets ratio was 10.7% as of June 30, 2018. As of December 31, 2017, the Company's total risk based capital ratio was 14.1% and its Tier 1 common to risk weighted assets ratio was 11.1%.

•	Cash dividends declared in the second quarter of 2018 were $0.20 per common share, an increase of 25% from the comparable period of the prior year's cash dividend of $0.16 per common share.

•	For the three months ended June 30, 2018, the Company repurchased 327,000 shares of common stock for $8.0 million.

•
In late 2017, the Company launched "Umpqua Next-Gen," an initiative designed to modernize and evolve the Bank focusing on operational excellence, balanced growth and human-digital programs in 2018. As part of this initiative, the Company evaluated every part of how we operate and evolve to deliver a highly differentiated and compelling banking experience. During the six months ended June 30, 2018, Umpqua consolidated 31 stores and completed an organizational simplification and design exercise to streamline and align functions and bring associates closer to our customers. As previously announced, a portion of the savings generated will be re-invested into technology, data and analytics, including new customer-focused technologies, associate training, a re-designed corporate website, digital marketing efforts, and new online account origination capabilities.

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

Each risk rating is assessed an inherent credit loss factor that determines the amount of the allowance for loan and lease losses provided for that group of loans and leases with similar risk rating. Credit loss factors may vary by region if management believes there may ultimately be different credit loss rates experienced in each region.

Regular credit reviews of the portfolio also identify loans that are considered potentially impaired. Potentially impaired loans are referred to the ALLL Committee which reviews and approves the ultimate designation of loans as impaired. A loan is considered impaired when based on current information and events, we determine that we will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. When we identify a loan as impaired, we measure the impairment using discounted cash flows, except when the sole remaining source of repayment for the loan is the liquidation of the collateral. In these cases, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we either recognize an impairment reserve as a specific component to be provided for in the allowance for loan and lease losses or charge-off the impaired balance on collateral dependent loans if it is determined that such amount represents a confirmed loss.  The combination of the risk rating-based allowance component and the impairment reserve allowance component lead to an allocated allowance for loan and lease losses.

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of June 30, 2018, there was no unallocated allowance amount.

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

Management believes that the ALLL was adequate as of June 30, 2018. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. A substantial percentage of our loan portfolio is secured by real estate, as a result a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

Results of Operations

Overview

For the three and six months ended June 30, 2018, net earnings available to common shareholders were $66.0 million, or $0.30 per diluted common share and $145.0 million, or $0.66 per diluted common share, respectively, as compared to net earnings available to common shareholders of $57.2 million, or $0.26 per diluted common share, and $103.3 million, or $0.47 per diluted common share, for the three and six months ended June 30, 2017, respectively. The increase in net earnings for the three months ended June 30, 2018 compared to the same period of the prior year was attributable to an increase in net interest income and lower income tax expense, offset by an increase in non-interest expense. The increase in net interest income was driven primarily by higher average yields on interest-earning assets, specifically within the loan and lease portfolio, offset by a higher cost of funds. The decrease in the provision for income taxes was due to the Tax Cuts and Jobs Act passed in December 2017, resulting in an effective tax rate of 24.7% for the three months ended June 30, 2018, as compared to an effective tax rate of 35.8% for the three months ended June 30, 2017. The increase in non-interest expense was driven by severance and other charges related to the organization simplification and design and procurement phases of Umpqua Next-Gen.

The increase in net earnings for the six months ended June 30, 2018 compared to the same period of the prior year was attributable to an increase in net interest income, non-interest income and lower income tax expense, offset by an increase in non-interest expense. The increase in net interest income was driven primarily by higher average yields on interest-earning assets, specifically within the loan and lease portfolio, offset by a higher cost of funds. The increase in non-interest income was driven primarily by higher residential mortgage banking revenues, as well as an increase in swap revenues of $4.0 million as compared to the six months ended June 30, 2017. In addition, there were no losses related to junior subordinated debentures carried at fair value included in earnings as the fair value adjustment for the instrument-specific credit risk was included in other comprehensive loss in 2018. The decrease in the provision for income taxes was due to the Tax Cuts and Jobs Act passed in December 2017, resulting in an effective tax rate of 24.3% for the six months ended June 30, 2018, as compared to an effective tax rate of 36.2% for the six months ended June 30, 2017. The increase in non-interest expense was driven by severance and other charges related to the organization simplification and design and procurement phases of Umpqua Next-Gen, as well as an increase in exit and disposal costs related to store consolidations during the period.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three and six months ended June 30, 2018 and 2017. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Return on average assets	1.02%	0.93%	1.13%	0.84%
Return on average common shareholders' equity	6.64%	5.86%	7.34%	5.33%
Return on average tangible common shareholders' equity	12.18%	10.96%	13.50%	10.00%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$3,988,825	$3,915,104	$3,981,948	$3,904,996
Less: average goodwill and other intangible assets, net	(1,815,529)	(1,822,032)	(1,816,294)	(1,822,910)
Average tangible common shareholders' equity	$2,173,296	$2,093,072	$2,165,654	$2,082,086

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of June 30, 2018 and December 31, 2017:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	June 30, 2018	December 31, 2017
Total shareholders' equity	$3,981,087	$3,969,367
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	27,047	30,130
Tangible common shareholders' equity	$2,166,389	$2,151,586
Total assets	$26,480,601	$25,680,447
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	27,047	30,130
Tangible assets	$24,665,903	$23,862,666
Tangible common equity ratio	8.78%	9.02%

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

Net Interest Income

Net interest income is the largest source of our income. Net interest income for the three and six months ended June 30, 2018 was $224.9 million and $449.9 million, respectively, an increase of $12.2 million and $30.4 million, respectively, compared to the same periods in 2017. The increase in net interest income for the three and six months ended June 30, 2018 as compared to the same periods in 2017, reflects higher average loans and leases, driven by strong growth during the periods, and higher average loan and lease yields. The increase was partially offset by increased volumes of interest-bearing liabilities and an increase in the average cost of funds due to rising market rates.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.89% and 3.96% for the three and six months ended June 30, 2018, a decrease of 5 basis points and an increase of 5 basis points, respectively, as compared to the same periods in 2017. The decrease in net interest margin for the three months ended June 30, 2018, primarily resulted from an increase in the cost of interest-bearing liabilities and a lower yield on taxable securities, offset by higher average yields on the loan and lease portfolio. The increase in net interest margin for the six months ended June 30, 2018, was primarily the result of higher average yields on the loan and lease portfolio, offset by an increase in the cost of interest-bearing liabilities and a lower yield on taxable securities. The yield on loans and leases increased by 21 basis points and 18 basis points, respectively, for the three and six months ended June 30, 2018, as compared to the same periods in 2017.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2018 and 2017:

Average Rates and Balances

(dollars in thousands)	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$326,427	$3,967	4.86%	$392,183	$3,193	3.26%
Loans and leases (1)	19,387,537	238,156	4.91%	17,956,675	210,469	4.70%
Taxable securities	2,723,406	8,932	1.31%	3,008,079	15,580	2.07%
Non-taxable securities (2)	279,158	2,539	3.64%	292,553	3,397	4.64%
Temporary investments and interest-bearing cash	458,133	2,080	1.82%	125,886	324	1.03%
Total interest-earning assets	23,174,661	$255,674	4.41%	21,775,376	$232,963	4.29%
Allowance for loan and lease losses	(144,598)			(137,445)
Other assets	3,046,079			3,113,265
Total assets	$26,076,142			$24,751,196
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,322,359	$1,565	0.27%	$2,311,555	$798	0.14%
Money market deposits	6,332,372	5,896	0.37%	6,682,937	2,975	0.18%
Savings deposits	1,456,625	252	0.07%	1,401,238	146	0.04%
Time deposits	3,633,733	13,546	1.50%	2,641,334	6,722	1.02%
Total interest-bearing deposits	13,745,089	21,259	0.62%	13,037,064	10,641	0.33%
Repurchase agreements and federal funds purchased	285,338	155	0.22%	405,892	321	0.32%
Term debt	801,768	3,478	1.74%	852,254	3,662	1.72%
Junior subordinated debentures	367,705	5,400	5.89%	364,440	4,437	4.88%
Total interest-bearing liabilities	15,199,900	$30,292	0.80%	14,659,650	$19,061	0.52%
Non-interest-bearing deposits	6,645,689			5,951,670
Other liabilities	241,728			224,772
Total liabilities	22,087,317			20,836,092
Common equity	3,988,825			3,915,104
Total liabilities and shareholders' equity	$26,076,142			$24,751,196
NET INTEREST INCOME		$225,382			$213,902
NET INTEREST SPREAD			3.61%			3.77%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.41%			4.29%
INTEREST EXPENSE TO EARNING ASSETS			0.52%			0.35%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.89%			3.94%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate for 2018 and a 35% tax rate for 2017. The amount of such adjustment was an addition to recorded income of approximately $482,000 for the three months ended June 30, 2018 as compared to $1.2 million for the same period in 2017.

(dollars in thousands)	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$296,992	$6,782	4.57%	$371,989	$6,588	3.54%
Loans and leases (1)	19,239,586	464,829	4.87%	17,744,708	413,124	4.69%
Taxable securities	2,758,235	25,099	1.82%	2,866,614	29,899	2.09%
Non-taxable securities (2)	282,860	5,179	3.66%	289,515	6,806	4.70%
Temporary investments and interest bearing cash	381,328	3,244	1.72%	463,245	1,881	0.82%
Total interest-earning assets	22,959,001	$505,133	4.44%	21,736,071	$458,298	4.25%
Allowance for loan and lease losses	(143,509)			(136,834)
Other assets	3,041,198			3,120,893
Total assets	$25,856,690			$24,720,130
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,322,793	$2,775	0.24%	$2,288,870	$1,443	0.13%
Money market deposits	6,618,629	11,609	0.35%	6,776,705	5,644	0.17%
Savings deposits	1,459,824	414	0.06%	1,383,124	274	0.04%
Time deposits	3,218,477	22,071	1.38%	2,629,472	12,928	0.99%
Total interest-bearing deposits	13,619,723	36,869	0.55%	13,078,171	20,289	0.31%
Repurchase agreements and federal funds purchased	294,150	218	0.15%	366,498	351	0.19%
Term debt	802,031	6,839	1.72%	852,302	7,172	1.70%
Junior subordinated debentures	370,556	10,332	5.62%	363,627	8,638	4.79%
Total interest-bearing liabilities	15,086,460	$54,258	0.73%	14,660,598	$36,450	0.50%
Non-interest-bearing deposits	6,548,566			5,917,984
Other liabilities	239,716			236,552
Total liabilities	21,874,742			20,815,134
Common equity	3,981,948			3,904,996
Total liabilities and shareholders' equity	$25,856,690			$24,720,130
NET INTEREST INCOME		$450,875			$421,848
NET INTEREST SPREAD			3.71%			3.75%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.44%			4.25%
INTEREST EXPENSE TO EARNING ASSETS			0.48%			0.34%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.96%			3.91%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate for 2018 and a 35% tax rate for 2017. The amount of such adjustment was an addition to recorded income of approximately $1.0 million for the six months ended June 30, 2018 as compared to $2.3 million for the same period in 2017.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and six months ended June 30, 2018 as compared to the same periods in 2017. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)	Three Months Ended June 30,
	2018 compared to 2017
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(600)	$1,374	$774
Loans and leases	17,599	10,088	27,687
Taxable securities	(1,364)	(5,284)	(6,648)
Non-taxable securities (1)	(150)	(708)	(858)
Temporary investments and interest bearing cash	1,360	396	1,756
Total (1)	16,845	5,866	22,711
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	4	763	767
Money market deposits	(164)	3,085	2,921
Savings deposits	6	100	106
Time deposits	3,051	3,773	6,824
Repurchase agreements	(80)	(86)	(166)
Term debt	(219)	35	(184)
Junior subordinated debentures	40	923	963
Total	2,638	8,593	11,231
Net increase in net interest income (1)	$14,207	$(2,727)	$11,480

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate for 2018 and a 35% tax rate for 2017.

(in thousands)	Six Months Ended June 30,
	2018 compared to 2017
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(1,472)	$1,666	$194
Loans and leases	35,711	15,994	51,705
Taxable securities	(1,097)	(3,703)	(4,800)
Non-taxable securities (1)	(153)	(1,474)	(1,627)
Temporary investments and interest bearing cash	(384)	1,747	1,363
Total (1)	32,605	14,230	46,835
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	21	1,311	1,332
Money market	(134)	6,099	5,965
Savings	16	124	140
Time deposits	3,311	5,832	9,143
Repurchase agreements	(62)	(71)	(133)
Term debt	(427)	94	(333)
Junior subordinated debentures	167	1,527	1,694
Total	2,892	14,916	17,808
Net increase in net interest income (1)	$29,713	$(686)	$29,027

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate for 2018 and a 35% tax rate for 2017.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $13.3 million and $27.0 million, respectively, for the three and six months ended June 30, 2018, as compared to $10.7 million and $22.3 million, respectively, for the same periods in 2017.  As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three and six months ended June 30, 2018 was 0.28%, as compared to 0.24% and 0.25%, respectively, in the same periods in 2017.

The increase in the provision for the three and six months ended June 30, 2018 as compared to the same prior year periods is primarily attributable to growth in the loan and lease portfolio, as well as an increase in net charge-offs. Net charge-offs on loans were $10.7 million and $23.0 million for the three and six months ended June 30, 2018, respectively, or 0.22% and 0.24%, respectively, of average loans and leases (annualized), as compared to net charge-offs of $10.1 million and $19.4 million, respectively, or 0.23% and 0.22%, respectively of average loans and leases (annualized), for the three and six months ended June 30, 2017. The majority of net charge-offs relate to losses realized in the lease portfolio, which is included in the commercial loan portfolio.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral-dependent loans.  Therefore, the non-accrual loans of $43.4 million as of June 30, 2018 have been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended June 30, 2018 was $71.7 million, an increase of $532,000, or 1%, as compared to the same period in 2017. Non-interest income for the six months ended June 30, 2018 was $150.2 million, an increase of $18.9 million, or 14% as compared to the same period in 2017. The following table presents the key components of non-interest income for the three and six months ended June 30, 2018 and 2017:

Non-Interest Income

(in thousands)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018	2017	Change Amount	Change Percent	2018	2017	Change Amount	Change Percent
Service charges on deposits	$15,520	$15,478	$42	—%	$30,515	$30,207	$308	1%
Brokerage revenue	4,161	3,903	258	7%	8,355	8,025	330	4%
Residential mortgage banking revenue, net	33,163	33,894	(731)	(2)%	71,601	60,728	10,873	18%
Gain on sale of investment securities, net	14	35	(21)	(60)%	14	33	(19)	(58)%
Unrealized holding losses on equity securities	(1,432)	—	(1,432)	nm	(1,432)	—	(1,432)	nm
Gain on loan sales, net	1,348	3,310	(1,962)	(59)%	2,578	5,064	(2,486)	(49)%
Loss on junior subordinated debentures carried at fair value	—	(1,572)	1,572	(100)%	—	(3,127)	3,127	(100)%
BOLI income	2,060	2,089	(29)	(1)%	4,130	4,158	(28)	(1)%
Other income	16,817	13,982	2,835	20%	34,457	26,256	8,201	31%
Total	$71,651	$71,119	$532	1%	$150,218	$131,344	$18,874	14%
nm = Not Meaningful

Residential mortgage banking revenue for the three and six months ended June 30, 2018 as compared to the same periods of 2017 decreased by $731,000 and increased by $10.9 million, respectively. The decrease for the three month period was primarily driven by a decline in mortgage originations, along with a lower gain on sale margin which decreased to 3.35% for the three months ended June 30, 2018, compared to 3.53% in the same period of the prior year. This decrease was partially offset by a lower loss on fair value of the MSR asset of $5.4 million for the three months ended June 30, 2018, as compared to the loss on fair value of $8.3 million for the three months ended June 30, 2017. The increase for the six month period was primarily driven by a lower loss on fair value of the MSR asset of $324,000 relative to the loss on fair value of $16.0 million for the six months ended June 30, 2017. This was offset by a decrease in the gain on sale margin to 3.34% for the six months ended June 30, 2018, compared to 3.41% in the same period of the prior year.

For the three and six months ended June 30, 2018, the unrealized holding losses on equity securities of $1.4 million were reported in earnings rather than in other comprehensive losses, net of tax, due to a change in accounting principle that requires equity securities to be recorded at fair value with changes in fair value reported in net income.

The gain on loan sales for the three and six months ended June 30, 2018 decreased by $2.0 million and $2.5 million due to the mix and volume of loans sold during the periods.

For the three and six months ended June 30, 2018, the losses on junior subordinated debentures carried at fair value of $1.5 million and $3.2 million, respectively, were recorded net of tax as other comprehensive losses of $1.1 million and $2.4 million, respectively, rather than reported in earnings as in prior periods due to a change in accounting principle for liabilities elected to be recorded at fair value.

Other income for the three and six months ended June 30, 2018 compared to the same periods in the prior year increased by $2.8 million and $8.2 million, respectively. The increase was primarily related to the debt capital market swap derivatives revenues which increased by $1.2 million and $4.0 million, respectively, during the periods. Also included in other income for the six months ended June 30, 2018 is a $1.0 million gain on the early redemption by the Company of two junior subordinated debentures, and a $1.2 million gain on residual value of leased assets, contributing to the increase in other income.

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2018 was $195.6 million and $381.7 million, an increase of $11.6 million and $15.0 million, respectively, or 6% and 4% as compared to the same periods in 2017. The following table presents the key elements of non-interest expense for the three and six months ended June 30, 2018 and 2017:

Non-Interest Expense

(in thousands)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018	2017	Change Amount	Change Percent	2018	2017	Change Amount	Change Percent
Salaries and employee benefits	$113,340	$108,561	$4,779	4%	$219,891	$215,034	$4,857	2%
Occupancy and equipment, net	37,584	36,955	629	2%	76,245	75,628	617	1%
Communications	4,447	4,859	(412)	(8)%	8,880	9,963	(1,083)	(11)%
Marketing	3,088	2,374	714	30%	4,888	4,107	781	19%
Services	16,627	11,386	5,241	46%	31,688	22,691	8,997	40%
FDIC assessments	4,692	4,447	245	6%	9,172	8,534	638	7%
Gain on other real estate owned, net	(92)	(457)	365	(80)%	(130)	(375)	245	(65)%
Intangible amortization	1,542	1,689	(147)	(9)%	3,083	3,378	(295)	(9)%
Merger related expenses	—	1,640	(1,640)	(100)%	—	2,660	(2,660)	(100)%
Other expenses	14,344	12,567	1,777	14%	27,968	25,115	2,853	11%
Total	$195,572	$184,021	$11,551	6%	$381,685	$366,735	$14,950	4%

Salaries and employee benefits costs increased by $4.8 million and $4.9 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in the prior year, primarily related to employee severance due to organizational simplification efforts during 2018. Retirement benefits also increased due to the profit sharing contribution accruals in 2018.

Services expense increased by $5.2 million and $9.0 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in the prior year, primarily related to consulting fees in 2018 to help identify and implement organizational simplification and efficiencies, including procurement, occupancy optimization, and providing a more efficient customer experience.

The merger related expenses of $1.6 million and $2.7 million for the three and six months ended June 30, 2017 relate to the merger with Sterling and were the result of costs associated with the final work on a non-customer facing system conversion. There were no merger related expenses in 2018.

Other non-interest expense increased by $1.8 million and $2.9 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in the prior year. The increase is primarily due to exit or disposal costs which increased by $1.8 million and $3.9 million during the three and six months ended June 30, 2018, respectively, related to 31 store closures during the six months ended June 30, 2018. This was offset by a decrease in litigation settlement losses of $872,000, for the six months ended June 30, 2018, as compared to the same period in 2017.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three and six months ended June 30, 2018 was 24.7% and 24.3%, respectively, as compared to 35.8% and 36.2% for the three and six months ended June 30, 2017, respectively. The effective tax rates for the current periods differed from the federal statutory rate of 21% and the apportioned state rate of 6% (net of the federal tax benefit) principally because of the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, stock-based compensation, non-deductible FDIC premiums and tax credits arising from low-income housing investments.

FINANCIAL CONDITION

Investment Securities

Equity and other securities were $64.3 million at June 30, 2018, up from $12.3 million at December 31, 2017. The increase reflects the prospective change in classification of equity securities that were previously classified as available for sale.

Investment securities available for sale were $2.9 billion as of June 30, 2018, compared to $3.1 billion at December 31, 2017.  The decrease was due to sales and paydowns of $227.9 million, a decrease in fair value of investment securities available for sale of $46.2 million and the reclassification of equity securities previously classified as available for sale, offset by purchases of $134.1 million of investment securities.

Investment securities held to maturity were $3.6 million as of June 30, 2018, as compared to $3.8 million at December 31, 2017. The change primarily related to paydowns and maturities of investment securities held to maturity of $278,000.

The following tables present the available for sale and held to maturity investment securities portfolio by major type as of June 30, 2018 and December 31, 2017:

Investment Securities Composition

(dollars in thousands)	Investment Securities Available for Sale
	June 30, 2018		December 31, 2017
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$39,464	1%	$39,698	1%
Obligations of states and political subdivisions	292,514	10%	308,456	10%
Residential mortgage-backed securities and collateralized mortgage obligations	2,522,420	89%	2,665,645	87%
Investments in mutual funds and other securities	—	—%	51,970	2%
Total	$2,854,398	100%	$3,065,769	100%

(dollars in thousands)	Investment Securities Held to Maturity
	June 30, 2018		December 31, 2017
	Amortized Cost	%	Amortized Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$3,586	100%	$3,803	100%
Total	$3,586	100%	$3,803	100%

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

Gross unrealized losses in the available for sale investment portfolio were $83.3 million at June 30, 2018.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $79.0 million. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

Restricted Equity Securities

Restricted equity securities were $42.3 million at June 30, 2018 and $43.5 million at December 31, 2017, the majority of which represents the Bank's investment in the FHLB of Des Moines. The decrease is attributable to the redemption of Pacific Coast Banker's Bank stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

Loans and Leases

Loans and Leases, net

Total loans and leases outstanding at June 30, 2018 were $19.6 billion, an increase of $620.3 million as compared to year-end 2017. The increase is principally attributable to net new loan and lease originations of $687.5 million, partially offset by loans sold of $39.0 million, charge-offs of $30.6 million and transfers to other real estate owned of $1.9 million during the period.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of June 30, 2018 and December 31, 2017.

Loan and Lease Concentrations

(dollars in thousands)	June 30, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,518,982	17.9%	$3,483,197	18.3%
Owner occupied term, net	2,473,734	12.6%	2,476,654	13.0%
Multifamily, net	3,185,923	16.3%	3,060,616	16.1%
Construction & development, net	568,562	2.9%	540,696	2.8%
Residential development, net	183,114	0.9%	165,941	0.9%
Commercial
Term, net	2,106,658	10.7%	1,944,925	10.2%
Lines of credit & other, net	1,152,853	5.9%	1,166,275	6.1%
Leases & equipment finance, net	1,265,843	6.4%	1,167,503	6.1%
Residential
Mortgage, net	3,405,775	17.3%	3,182,888	16.7%
Home equity loans & lines, net	1,132,329	5.8%	1,097,877	5.8%
Consumer & other, net	645,721	3.3%	732,620	4.0%
Total, net of deferred fees and costs	$19,639,494	100.0%	$19,019,192	100.0%

Asset Quality and Non-Performing Assets

Non-Performing Assets

The following table summarizes our non-performing assets and restructured loans as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	June 30, 2018	December 31, 2017
Loans and leases on non-accrual status	$43,392	$51,355
Loans and leases past due 90 days or more and accruing (1)	34,535	30,963
Total non-performing loans and leases	77,927	82,318
Other real estate owned	12,101	11,734
Total non-performing assets	$90,028	$94,052
Restructured loans (2)	$27,167	$32,168
Allowance for loan and lease losses	$144,556	$140,608
Reserve for unfunded commitments	4,130	3,963
Allowance for credit losses	$148,686	$144,571
Asset quality ratios:
Non-performing assets to total assets	0.34%	0.37%
Non-performing loans and leases to total loans and leases	0.40%	0.43%
Allowance for loan and leases losses to total loans and leases	0.74%	0.74%
Allowance for credit losses to total loans and leases	0.76%	0.76%
Allowance for credit losses to total non-performing loans and leases	191%	176%

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $9.2 million and $12.4 million at June 30, 2018 and December 31, 2017, respectively.

(2)	Represents accruing restructured loans performing according to their restructured terms.

The purchased non-credit impaired loans had remaining discount that is expected to accrete into interest income over the life of the loans of $29.5 million and $36.7 million, as of June 30, 2018 and December 31, 2017, respectively. The purchased credit impaired loan pools had remaining discount of $28.0 million and $33.2 million, as of June 30, 2018 and December 31, 2017, respectively.

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

Restructured Loans

At June 30, 2018 and December 31, 2017, impaired loans of $27.2 million and $32.2 million, respectively, were classified as performing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a new restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $144.6 million at June 30, 2018, an increase of $3.9 million from $140.6 million at December 31, 2017. The following table shows the activity in the ALLL for the three and six months ended June 30, 2018 and 2017:

Allowance for Loan and Lease Losses

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Balance, beginning of period	$141,933	$136,292	$140,608	$133,984
Charge-offs	(14,815)	(13,944)	(30,627)	(26,946)
Recoveries	4,119	3,862	7,600	7,500
Net charge-offs	(10,696)	(10,082)	(23,027)	(19,446)
Provision for loan and lease losses	13,319	10,657	26,975	22,329
Balance, end of period	$144,556	$136,867	$144,556	$136,867
As a percentage of average loans and leases (annualized):
Net charge-offs	0.22%	0.23%	0.24%	0.22%
Provision for loan and lease losses	0.28%	0.24%	0.28%	0.25%
Recoveries as a percentage of charge-offs	27.80%	27.70%	24.81%	27.83%

The increase in allowance for loan and lease losses as of June 30, 2018 compared to the same period of the prior year was primarily attributable to strong growth in the loan portfolio as well as an increase in net charge-offs. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans in each category to total loans and leases as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	June 30, 2018		December 31, 2017
	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$47,285	50.6%	$45,765	51.1%
Commercial	65,765	23.0%	63,305	22.4%
Residential	20,275	23.1%	19,360	22.5%
Consumer & other	11,231	3.3%	12,178	4.0%
Allowance for loan and lease losses	$144,556		$140,608

At June 30, 2018, the recorded investment in loans classified as impaired totaled $46.0 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $821,000.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2017, the total recorded investment in impaired loans was $59.9 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $535,000.

The following table presents a summary of activity in the RUC:

Summary of Reserve for Unfunded Commitments Activity

(in thousands)	Three months ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Balance, beginning of period	$4,129	$3,495	$3,963	$3,611
Net charge to other expense	1	321	167	205
Balance, end of period	$4,130	$3,816	$4,130	$3,816

We believe that the ALLL and RUC at June 30, 2018 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Residential Mortgage Servicing Rights

The following table presents the key elements of our residential mortgage servicing rights portfolio for the three and six months ended June 30, 2018 and 2017:

Summary of Residential Mortgage Servicing Rights

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Balance, beginning of period	$164,760	$142,344	$153,151	$142,973
Additions for new MSR capitalized	6,860	7,819	13,390	14,860
Changes in fair value:
Due to changes in model inputs or assumptions (1)	962	(4,573)	15,895	(8,179)
Other (2)	(6,365)	(3,758)	(16,219)	(7,822)
Balance, end of period	$166,217	$141,832	$166,217	$141,832

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential serviced loan portfolio as of June 30, 2018 and December 31, 2017 was as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Balance of loans serviced for others	$15,508,182	$15,336,597
MSR as a percentage of serviced loans	1.07%	1.00%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangibles Assets

At June 30, 2018 and December 31, 2017, we had goodwill of $1.8 billion.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. There were no changes to goodwill during the three and six months ended June 30, 2018.

At June 30, 2018, we had other intangible assets of $27.0 million, as compared to $30.1 million at December 31, 2017.   As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which include all deposits except certificates of deposit, are recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. The decrease from December 31, 2017 relates to the amortization of the other intangible assets of $3.1 million for the six months ended June 30, 2018.

Deposits

Total deposits were $20.7 billion at June 30, 2018, an increase of $796.2 million, as compared to December 31, 2017. The increase is attributable to growth in time deposits in addition to an increase in non-interest bearing demand, partially offset by lower money market balances attributable to planned public and brokered funds run-off.

The following table presents the deposit balances by major category as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	June 30, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
Non-interest bearing demand	$6,819,325	33%	$6,505,628	33%
Interest bearing demand	2,321,691	11%	2,384,133	12%
Money market	6,161,907	30%	7,037,891	35%
Savings	1,465,154	7%	1,446,860	7%
Time, $100,000 or greater	3,000,638	14%	1,684,498	8%
Time, less than $100,000	975,811	5%	889,290	5%
Total	$20,744,526	100%	$19,948,300	100%

The Company's brokered deposits, including Certificate of Deposit Account Registry Service ("CDARS"), totaled $1.5 billion at June 30, 2018 compared to $930.9 million at December 31, 2017.  The growth in brokered time deposits was partially offset by a decline in brokered money market deposits.

Borrowings

At June 30, 2018, the Bank had outstanding $273.7 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt consisting of advances from the FHLB of $801.7 million at June 30, 2018, and are secured by investment securities and loans secured by real estate. The FHLB advances have fixed interest rates ranging from 1.16% to 7.10% and mature in 2018 through 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $369.5 million and $377.8 million at June 30, 2018 and December 31, 2017, respectively.  The decrease is due to the redemption of the Humboldt Bancorp Statutory Trust I and HB Capital Trust I junior subordinated debentures, which had carrying values of $11.7 million as of December 31, 2017. The decrease is partially offset by the increase in fair value for the junior subordinated debentures elected to be carried at fair value. As of June 30, 2018, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 7% of total deposits at June 30, 2018 and 9% of total deposits at December 31, 2017. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $7.0 billion at June 30, 2018, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $557.1 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at June 30, 2018. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $107.5 million of dividends paid by the Bank to the Company in the six months ended June 30, 2018.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $49.4 million during the six months ended June 30, 2018, with the difference between cash provided by operating activities and net income largely consisting of originations of loans held for sale of $1.5 billion, offset by proceeds from the sale of loans held for sale of $1.4 billion. This compares to net cash provided by operating activities of $84.5 million during the six months ended June 30, 2017, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $1.7 billion, offset by originations of loans held for sale of $1.7 billion.

Net cash of $550.2 million used in investing activities during the six months ended June 30, 2018, consisted principally of net loan originations of $687.5 million, purchases of investment securities available for sale of $134.1 million, and purchases of restricted equity securities of $45.6 million, offset by proceeds from investment securities available for sale of $227.9 million, redemption of restricted equity securities of $46.8 million and proceeds from sale of loans and leases of $41.6 million. This compares to net cash of $1.3 billion used in investing activities during the six months ended June 30, 2017, which consisted principally of net loan originations of $923.4 million, purchases of investment securities available for sale of $725.5 million, and purchases of restricted equity securities of $236.6 million, offset by proceeds from investment securities available for sale of $297.4 million, redemption of restricted equity securities of $236.6 million and proceeds from the sale of loans and leases of $98.6 million.

Net cash of $669.6 million provided by financing activities during the six months ended June 30, 2018 primarily consisted of $796.6 million increase in net deposits and proceeds from term debt borrowings of $50.0 million, offset by $83.7 million of dividends paid on common stock, $50.7 million repayment of term debt, a net decrease in securities sold under agreements to repurchase of $20.6 million, $12.5 million in the repurchase and retirement of common stock, and $10.6 million repayment on junior subordinated debentures. This compares to net cash of $340.8 million provided by financing activities during the six months ended June 30, 2017, which consisted primarily of $439.6 million increase in net deposits and proceeds from term debt borrowings of $100.0 million, offset by $100.0 million repayment of term debt, $70.5 million in dividends paid on common stock and a net decrease in securities sold under agreements to repurchase of $22.8 million.

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

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at June 30, 2018 was $4.0 billion, an increase of $11.7 million from December 31, 2017. The increase in shareholders' equity during the six months ended June 30, 2018 was principally due to net income for the period, offset by declared common dividends and other comprehensive loss, net of tax.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2018 and 2017:

Cash Dividends and Payout Ratios per Common Share

	Three months ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Dividend declared per common share	$0.20	$0.16	$0.40	$0.32
Dividend payout ratio	67%	62%	61%	68%

As of June 30, 2018, a total of 10.2 million shares are available for repurchase under the Company's current share repurchase plan. During six months ended June 30, 2018, the Company repurchased 327,000 shares under this plan. The Board of Directors approved an extension of the repurchase plan to July 31, 2019. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III") at June 30, 2018 and December 31, 2017:

(dollars in thousands)	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,829,903	13.54%	$1,671,856	8.00%	$2,089,820	10.00%
Umpqua Bank	$2,678,782	12.83%	$1,669,848	8.00%	$2,087,310	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,230,217	10.67%	$1,253,892	6.00%	$1,671,856	8.00%
Umpqua Bank	$2,530,182	12.12%	$1,252,386	6.00%	$1,669,848	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,230,217	10.67%	$940,419	4.50%	$1,358,383	6.50%
Umpqua Bank	$2,530,182	12.12%	$939,290	4.50%	$1,356,752	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,230,217	9.19%	$970,927	4.00%	$1,213,659	5.00%
Umpqua Bank	$2,530,182	10.43%	$970,303	4.00%	$1,212,879	5.00%
As of December 31, 2017
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,844,261	14.06%	$1,618,009	8.00%	$2,022,511	10.00%
Umpqua Bank	$2,668,069	13.21%	$1,615,698	8.00%	$2,019,623	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,238,540	11.07%	$1,213,507	6.00%	$1,618,009	8.00%
Umpqua Bank	$2,523,599	12.50%	$1,211,774	6.00%	$1,615,698	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,238,540	11.07%	$910,130	4.50%	$1,314,632	6.50%
Umpqua Bank	$2,523,599	12.50%	$908,830	4.50%	$1,312,755	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,238,540	9.38%	$954,403	4.00%	$1,193,003	5.00%
Umpqua Bank	$2,523,599	10.59%	$953,264	4.00%	$1,191,579	5.00%

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of June 30, 2018.

No change in our internal controls occurred during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2018:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
4/1/18 - 4/30/18	334,574	$24.38	327,000	10,155,429
5/1/18 - 5/31/18	113	$23.61	—	10,155,429
6/1/18 - 6/30/18	167	$23.87	—	10,155,429
Total for quarter	334,854	$24.38	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 1,551 shares to be issued upon vesting of restricted stock awards and 6,303 shares to be issued upon vesting of restricted stock units to pay withholding taxes. During the three months ended June 30, 2018, 327,000 shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2019. As of June 30, 2018, a total of 10.2 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

Item 3.            Defaults upon Senior Securities
Not applicable
Item 4.            Mine Safety Disclosures
Not applicable
Item 5.            Other Information
As disclosed in Note 1 to the Condensed Consolidated Financial Statements, a correction of prior period balances has been made in the current 10-Q to reflect the correction of the calculation and corresponding recognition of the accretion of the purchase accounting discount on the loans acquired from Sterling Financial Corporation (ASC 310-20 loans). Management believes that the effect of this restatement is not material to our previously issued consolidated financial statements. We have therefore restated in the accompanying financial statements the previously presented consolidated balance sheet and statement of changes in shareholders equity as of December 31, 2017. We will prospectively correct the prior periods in our future filings of the 2018 Quarterly Report on Form 10-Q as of September 30, 2018, the 2018 Annual Report on Form 10-K and the 2019 Quarterly Report on Form 10-Q as of March 31, 2019. The following is a summary of the adjustment for each period to reflect the impact of the correction on prior periods, noting that only required comparative periods have been revised in this 10-Q.

(in thousands)
Consolidated Statement of Income
For the year ended December 31,	2014	2015	2016	2017
	As reported	As reported	As reported	As reported
Interest and fees on loans and leases	$763,803	$869,433	$850,067	$865,521
Gain on loan sales, net	15,113	22,380	13,356	16,721
Income before provision for income taxes	230,698	347,127	365,699	341,955
Provision for income taxes	83,040	124,588	132,759	95,936
Net income	147,658	222,539	232,940	246,019

Consolidated Balance Sheets
As of December 31,	2014	2015	2016	2017
	As reported	As reported	As reported	As reported
Loans and leases	$15,338,794	$16,866,536	$17,508,663	$19,080,184
Deferred tax assets, net	230,442	138,082	34,322	—
Deferred tax liability, net	—	—	—	37,503
Retained earnings	246,242	331,301	422,839	522,520

Consolidated Statement of Income
For the year ended December 31,	2014	2015	2016	2017
	Adjustment	Adjustment	Adjustment	Adjustment
Interest and fees on loans and leases	$(33,513)	$(31,822)	$(6,476)	$5,797
Gain on loan sales, net	—	1,943	1,788	1,291
Income before provision for income taxes	(33,513)	(29,879)	(4,688)	7,088
Provision for income taxes	(12,902)	(11,649)	(1,816)	10,794
Net income	(20,611)	(18,230)	(2,872)	(3,706)

Consolidated Balance Sheets
As of December 31,	2014	2015	2016	2017
	Adjustment	Adjustment	Adjustment	Adjustment
Loans and leases	$(33,513)	$(63,392)	$(68,080)	$(60,992)
Deferred tax assets, net	12,902	24,551	26,367	—
Deferred tax liability, net	—	—	—	(15,573)
Retained earnings	(20,611)	(38,841)	(41,713)	(45,419)

Consolidated Statement of Income
For the year ended December 31,	2014	2015	2016	2017
	As revised	As revised	As revised	As revised
Interest and fees on loans and leases	$730,290	$837,611	$843,591	$871,318
Gain on loan sales, net	15,113	24,323	15,144	18,012
Income before provision for income taxes	197,185	317,248	361,011	349,043
Provision for income taxes	70,138	112,939	130,943	106,730
Net income	127,047	204,309	230,068	242,313

Consolidated Balance Sheets
As of December 31,	2014	2015	2016	2017
	As revised	As revised	As revised	As revised
Loans and leases	$15,305,281	$16,803,144	$17,440,583	$19,019,192
Deferred tax assets, net	243,344	162,633	60,689	—
Deferred tax liability, net	—	—	—	21,930
Retained earnings	225,631	292,460	381,126	477,101

Additionally, the impact for the three months ended March 31, 2018 is as follows:

(in thousands)
Condensed Consolidated Statement of Income	For the three months ended March 31, 2018
	As reported	Adjustment	As revised
Interest and fees on loans and leases	$227,738	$1,750	$229,488
Gain on loan sales, net	1,230	—	1,230
Income before provision for income taxes	102,029	1,750	103,779
Provision for income taxes	24,360	447	24,807
Net income	77,669	1,303	78,972

Condensed Consolidated Balance Sheets	For the three months ended March 31, 2018
	As reported	Adjustment	As revised
Loans and leases	$19,314,589	$(59,241)	$19,255,348
Deferred tax liability, net	39,277	(15,126)	24,151
Retained earnings	546,330	(44,115)	502,215

Item 6.            Exhibits

Exhibit #	Description
3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	August 9, 2018	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	August 9, 2018	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	August 9, 2018	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer