Form 10-Q
period 2018-09-30
UMPQUA HOLDINGS CORP
filed 2018-11-02
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: September 30, 2018
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

[X]   Yes   [  ]   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X]   Yes   [  ]   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Common stock, no par value: 220,240,059 shares outstanding as of October 31, 2018

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks (restricted cash of $36,962 and $27,939)	$308,938	$330,856
Interest bearing cash and temporary investments	570,321	303,424
Total cash and cash equivalents	879,259	634,280
Investment securities
Equity and other, at fair value	62,454	12,255
Available for sale, at fair value	2,864,394	3,065,769
Held to maturity, at amortized cost	3,672	3,803
Loans held for sale, at fair value	289,537	259,518
Loans and leases	19,854,033	19,019,192
Allowance for loan and lease losses	(144,026)	(140,608)
Net loans and leases	19,710,007	18,878,584
Restricted equity securities	40,269	43,508
Premises and equipment, net	237,456	269,182
Goodwill	1,787,651	1,787,651
Other intangible assets, net	25,506	30,130
Residential mortgage servicing rights, at fair value	175,038	153,151
Other real estate owned	11,774	11,734
Bank owned life insurance	311,922	306,864
Other assets	216,128	224,018
Total assets	$26,615,067	$25,680,447
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$6,859,411	$6,505,628
Interest bearing	14,033,363	13,442,672
Total deposits	20,892,774	19,948,300
Securities sold under agreements to repurchase	286,975	294,299
Term debt	751,764	802,357
Junior subordinated debentures, at fair value	282,846	277,155
Junior subordinated debentures, at amortized cost	88,781	100,609
Deferred tax liability, net	22,413	21,930
Other liabilities	285,621	266,430
Total liabilities	22,611,174	21,711,080
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2018 and 2017; issued and outstanding: 220,238,231 in 2018 and 220,148,824 in 2017	3,510,949	3,517,258
Retained earnings	568,619	477,101
Accumulated other comprehensive loss	(75,675)	(24,992)
Total shareholders' equity	4,003,893	3,969,367
Total liabilities and shareholders' equity	$26,615,067	$25,680,447

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
INTEREST INCOME
Interest and fees on loans and leases	$246,410	$226,068	$718,021	$645,780
Interest and dividends on investment securities:
Taxable	24,435	13,979	48,633	43,130
Exempt from federal income tax	2,048	2,125	6,233	6,604
Dividends	549	357	1,450	1,105
Interest on temporary investments and interest bearing deposits	2,800	934	6,044	2,815
Total interest income	276,242	243,463	780,381	699,434
INTEREST EXPENSE
Interest on deposits	25,692	12,052	62,561	32,341
Interest on securities sold under agreement to repurchase and federal funds purchased	103	81	321	432
Interest on term debt	3,439	3,491	10,278	10,663
Interest on junior subordinated debentures	5,640	4,628	15,972	13,266
Total interest expense	34,874	20,252	89,132	56,702
Net interest income	241,368	223,211	691,249	642,732
PROVISION FOR LOAN AND LEASE LOSSES	11,711	11,997	38,686	34,326
Net interest income after provision for loan and lease losses	229,657	211,214	652,563	608,406
NON-INTEREST INCOME
Service charges on deposits	15,574	15,849	46,089	46,056
Brokerage revenue	3,947	3,832	12,302	11,857
Residential mortgage banking revenue, net	31,484	33,430	103,085	94,158
(Loss) gain on sale of investment securities, net	—	(6)	14	27
Unrealized holding losses on equity securities	(462)	—	(1,894)	—
Gain on loan sales, net	2,772	9,260	5,350	14,324
Loss on junior subordinated debentures carried at fair value	—	(1,590)	—	(4,717)
BOLI income	2,051	2,041	6,181	6,199
Other income	17,022	13,877	51,479	40,133
Total non-interest income	72,388	76,693	222,606	208,037
NON-INTEREST EXPENSE
Salaries and employee benefits	103,575	108,732	323,466	323,766
Occupancy and equipment, net	36,530	37,648	112,775	113,276
Communications	4,165	4,549	13,045	14,512
Marketing	3,969	1,950	8,857	6,057
Services	14,794	9,578	46,482	32,269
FDIC assessments	4,303	4,405	13,475	12,939
Gain on other real estate owned, net	(128)	(99)	(258)	(474)
Intangible amortization	1,541	1,689	4,624	5,067
Merger related expenses	—	6,664	—	9,324
Other expenses	10,543	13,238	38,511	38,353
Total non-interest expense	179,292	188,354	560,977	555,089
Income before provision for income taxes	122,753	99,553	314,192	261,354
Provision for income taxes	31,772	35,746	78,240	94,292
Net income	$90,981	$63,807	$235,952	$167,062

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$90,981	$63,807	$235,952	$167,062
Dividends and undistributed earnings allocated to participating securities	5	14	15	40
Net earnings available to common shareholders	$90,976	$63,793	$235,937	$167,022
Earnings per common share:
Basic	$0.41	$0.29	$1.07	$0.76
Diluted	$0.41	$0.29	$1.07	$0.76
Weighted average number of common shares outstanding:
Basic	220,224	220,215	220,292	220,270
Diluted	220,620	220,755	220,751	220,793

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$90,981	$63,807	$235,952	$167,062
Available for sale securities:
Unrealized (losses) gains arising during the period	(29,262)	4,118	(75,479)	22,581
Income tax benefit (expense) related to unrealized (losses) gains	7,471	(1,594)	19,270	(8,745)

Reclassification adjustment for net realized losses (gains) in earnings	—	6	(14)	(27)
Income tax (benefit) expense related to net realized losses (gains)	—	(3)	4	10
Net change in unrealized (losses) gains for available for sale securities	(21,791)	2,527	(56,219)	13,819

Junior subordinated debentures, at fair value:
Unrealized losses arising during the period	(2,409)	—	(5,605)	—
Income tax benefit related to unrealized losses	615	—	1,431	—
Net change in unrealized losses for junior subordinated debentures, at fair value	(1,794)	—	(4,174)	—
Other comprehensive (loss) income, net of tax	(23,585)	2,527	(60,393)	13,819
Comprehensive income	$67,396	$66,334	$175,559	$180,881

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Retained Earnings		Total
Balance at December 31, 2016 as previously reported	220,177,030	$3,515,299	$422,839	$(21,343)	$3,916,795
Prior period adjustment, Note 1			(41,713)		(41,713)
Restated balance at January 1, 2017	220,177,030	3,515,299	381,126	(21,343)	3,875,082
Net income			46,036		46,036
Other comprehensive income, net of tax				2,539	2,539
Stock-based compensation		2,804			2,804
Stock repurchased and retired	(99,033)	(1,796)			(1,796)
Issuances of common stock under stock plans	271,114	230			230
Cash dividends on common stock ($0.16 per share)			(35,425)		(35,425)
Balance at March 31, 2017	220,349,111	$3,516,537	$391,737	$(18,804)	$3,889,470
Net income			57,219		57,219
Other comprehensive loss, net of tax				8,753	8,753
Stock-based compensation		1,471			1,471
Stock repurchased and retired	(239,979)	(4,147)			(4,147)
Issuances of common stock under stock plans	95,383	233			233
Cash dividends on common stock ($0.16 per share)			(35,427)		(35,427)
Balance at June 30, 2017	220,204,515	$3,514,094	$413,529	$(10,051)	$3,917,572
Net income			63,807		63,807
Other comprehensive loss, net of tax				2,527	2,527
Stock-based compensation		2,413			2,413
Stock repurchased and retired	(1,837)	(34)			(34)
Issuances of common stock under stock plans	22,728	85			85
Cash dividends on common stock ($0.18 per share)			(39,909)		(39,909)
Balance at September 30, 2017	220,225,406	$3,516,558	$437,427	$(7,524)	$3,946,461
Net income			75,251		75,251
Other comprehensive loss, net of tax				(13,038)	(13,038)
Stock-based compensation		2,924			2,924
Stock repurchased and retired	(127,706)	(2,637)			(2,637)
Issuances of common stock under stock plans	51,124	413			413
Cash dividends on common stock ($0.18 per share)			(40,007)		(40,007)
Tax rate effect reclassification (1)			4,430	(4,430)	—
Balance at December 31, 2017	220,148,824	$3,517,258	$477,101	$(24,992)	$3,969,367

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Continued)
(UNAUDITED)

(in thousands, except shares)	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Retained Earnings		Total
Balance at January 1, 2018	220,148,824	$3,517,258	$477,101	$(24,992)	$3,969,367
Net income			78,972		78,972
Other comprehensive loss, net of tax				(32,672)	(32,672)
Stock-based compensation		1,829			1,829
Stock repurchased and retired	(201,473)	(4,340)			(4,340)
Issuances of common stock under stock plans	513,485	759			759
Cash dividends on common stock ($0.20 per share)			(44,149)		(44,149)
Junior subordinated debentures, at fair value, cumulative effect adjustment (2)			(9,710)	9,710	—
Balance at March 31, 2018	220,460,836	$3,515,506	$502,214	$(47,954)	$3,969,766
Net income			65,999		65,999
Other comprehensive loss, net of tax				(4,136)	(4,136)
Stock-based compensation		1,550			1,550
Stock repurchased and retired	(334,854)	(8,167)			(8,167)
Issuances of common stock under stock plans	78,709	257			257
Cash dividends on common stock ($0.20 per share)			(44,182)		(44,182)
Balance at June 30, 2018	220,204,691	$3,509,146	$524,031	$(52,090)	$3,981,087
Net income			90,981		90,981
Other comprehensive loss, net of tax				(23,585)	(23,585)
Stock-based compensation		2,140			2,140
Stock repurchased and retired	(17,784)	(386)			(386)
Issuances of common stock under stock plans	51,324	49			49
Cash dividends on common stock ($0.21 per share)			(46,393)		(46,393)
Balance at September 30, 2018	220,238,231	$3,510,949	$568,619	$(75,675)	$4,003,893

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

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$235,952	$167,062
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	15,485	22,526
Gain on sale of investment securities, net	(14)	(27)
Gain on sale of other real estate owned, net	(324)	(620)
Valuation adjustment on other real estate owned	66	146
Provision for loan and lease losses	38,686	34,326
Change in cash surrender value of bank owned life insurance	(6,281)	(6,272)
Depreciation, amortization and accretion	40,015	43,628
(Gain) loss on sale of premises and equipment	(2,365)	1,127
Gain on store divestiture	(1,157)	—
Additions to residential mortgage servicing rights carried at fair value	(22,012)	(23,486)
Change in fair value of residential mortgage servicing rights carried at fair value	125	25,234
Gain on redemption of junior subordinated debentures at amortized cost	(1,043)	—
Change in junior subordinated debentures carried at fair value	—	4,666
Stock-based compensation	5,519	6,688
Net increase in equity and other investments	(123)	(955)
Holding losses on equity securities	1,894	—
Gain on sale of loans, net	(59,485)	(104,956)
Change in fair value of loans held for sale	1,103	(7,210)
Origination of loans held for sale	(2,283,639)	(2,563,978)
Proceeds from sales of loans held for sale	2,306,652	2,631,668
Change in other assets and liabilities:
Net decrease in other assets	6,167	47,757
Net increase (decrease) in other liabilities	43,380	(26,807)
Net cash provided by operating activities	318,601	250,517
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(283,948)	(783,430)
Proceeds from investment securities available for sale	341,680	437,007
Proceeds from investment securities held to maturity	385	392
Purchases of restricted equity securities	(45,601)	(243,171)
Redemption of restricted equity securities	48,840	243,190
Net change in loans and leases	(991,726)	(1,409,901)
Proceeds from sales of loans	119,783	220,235
Change in premises and equipment	(5,686)	(14,131)
Proceeds from bank owned life insurance death benefits	1,481	373
Proceeds from sales of other real estate owned	2,805	5,825
Net cash paid in store divestiture	(35,219)	—
Net cash used in investing activities	$(847,206)	$(1,543,611)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(in thousands)	Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$981,648	$831,811
Net decrease in securities sold under agreements to repurchase	(7,324)	(31,406)
Proceeds from term debt borrowings	50,000	205,000
Repayment of term debt borrowings	(100,652)	(205,000)
Repayment of junior subordinated debentures at amortized cost	(10,598)	—
Dividends paid on common stock	(127,662)	(105,748)
Proceeds from stock options exercised	1,065	548
Repurchase and retirement of common stock	(12,893)	(5,977)
Net cash provided by financing activities	773,584	689,228
Net increase (decrease) in cash and cash equivalents	244,979	(603,866)
Cash and cash equivalents, beginning of period	634,280	1,449,432
Cash and cash equivalents, end of period	$879,259	$845,566

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$83,255	$58,191
Income taxes	$49,475	$25,668
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$(56,219)	$13,819
Change in unrealized gains on junior subordinated debentures carried at fair value, net of taxes	$(4,174)	$—
Junior subordinated debentures, at fair value, cumulative effect adjustment	$9,710	$—
Cash dividend declared on common stock and payable after period-end	$46,253	$39,649
Change in GNMA mortgage loans recognized due to repurchase option	$(4,407)	$1,445
Transfer of loans to other real estate owned	$2,587	$2,851
Transfers from other real estate owned to loans due to internal financing	$—	$78

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation conform to accounting principles generally accepted in the United States of America. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2017 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2017 Annual Report filed on Form 10-K. All references in this report to "Umpqua," "we," "our," "us," the "Company" or similar references mean Umpqua Holdings Corporation and include our consolidated subsidiaries where the context so requires. References to "Bank" refer to our subsidiary Umpqua Bank, an Oregon state-chartered commercial bank, and references to "Umpqua Investments" refer to our subsidiary Umpqua Investments, Inc., a registered broker-dealer and investment adviser. The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to September 30, 2018 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

Certain reclassifications of prior period amounts have been made to conform to current classifications, as noted below. In August 2018, the SEC issued a final rule that amends certain of its disclosure requirements. The rule extends to interim periods the annual disclosure requirement of presenting changes in shareholders' equity; in addition, an analysis of changes in shareholders' equity will now be required for the current and comparative year-to-date interim periods. The final rule is effective 30 days after its publication in the Federal Register, which occurred on October 4, 2018. As such, for our third quarter filing, the Company has updated our Condensed Consolidated Statements of Changes in Shareholders' Equity to present the interim periods.

Out of Period Corrections

Subsequent to the issuance of the Company's June 30, 2018 condensed consolidated financial statements, the Company's management determined that a prospective interest method was incorrectly used to recognize income on the portfolio of residential mortgage-backed securities and collateralized mortgage obligations which had a fair value of $2.5 billion as of June 30, 2018. These securities are considered structured note securities as defined by ASC 320-10-35. Income on these securities should be recognized using the retrospective interest method. The Company has historically used the prospective method of income recognition for these securities. For other types of securities, there are other methods of income recognition allowed by the guidance. To reflect the change, management continued to further refine the estimate and an updated cumulative difference between these two methods of $7.0 million was recognized as an out of period adjustment in the three months ended September 30, 2018, resulting in an increase in interest income on taxable investment securities and a corresponding increase in the unrealized loss on taxable investment securities. An overall updated cumulative difference between these two methods of $169,000 was recognized as an out of period adjustment in the nine months ended September 30, 2018, resulting in a decrease in interest income on taxable investment securities and a corresponding decrease in the unrealized loss on taxable investment securities. We have concluded that this error has an immaterial impact to the results for 2018, as well as prior periods. The Company recorded the adjustments in the quarters ended June 30, 2018 (as previously disclosed) and September 30, 2018. No other periods have been updated to reflect these adjustments.
Correction of Prior Period Balances

Subsequent to the issuance of the Company's March 31, 2018 condensed consolidated financial statements, the Company's management determined that the calculation and corresponding recognition of the accretion of the purchase accounting discount on the loans acquired from Sterling Financial Corporation (ASC 310-20 loans) that were not impaired was calculated in a manner that was considered to be inconsistent with accounting principles generally accepted in the United States of America as indicated in ASC 310-20. As a result, the financial statements have been restated to reflect the correction of the difference in accretion/amortization related to the loans acquired. Management believes that the effect of this restatement is not material to our previously issued consolidated financial statements.

As the error began in 2014, a prior period adjustment has been recorded to reflect the difference in loans and leases, as well as retained earnings in the opening period that is first reported in this 10-Q. As a result, the condensed consolidated statements of income have been revised to reflect these changes to the applicable line items as follows.

(in thousands, except per share amounts)	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Originally Reported	Adjustment	As Revised	As Originally Reported	Adjustment	As Revised
Interest and fees on loans and leases	$223,321	$2,747	$226,068	$642,315	$3,465	$645,780
Total interest income	240,716	2,747	243,463	695,969	3,465	699,434
Net interest income	220,464	2,747	223,211	639,267	3,465	642,732
Net interest income after provision for loan and lease losses	208,467	2,747	211,214	604,941	3,465	608,406
Gain on loan sales, net	7,969	1,291	9,260	13,033	1,291	14,324
Total non-interest income	75,402	1,291	76,693	206,746	1,291	208,037
Income before provision for income taxes	95,515	4,038	99,553	256,598	4,756	261,354
Provision for income taxes	34,182	1,564	35,746	92,450	1,842	94,292
Net income	$61,333	$2,474	$63,807	$164,148	$2,914	$167,062
Net earnings available to common shareholders	$61,319	$2,474	$63,793	$164,108	$2,914	$167,022
Earnings per common share:
Basic	$0.28	$0.01	$0.29	$0.75	$0.01	$0.76
Diluted	$0.28	$0.01	$0.29	$0.74	$0.02	$0.76

In addition, the condensed consolidated balance sheet for December 31, 2017 has been revised to reflect these changes as follows:

(in thousands)	December 31, 2017
	As Originally Reported	Adjustment	As Revised
Loans and leases	$19,080,184	$(60,992)	$19,019,192
Net loans and leases	$18,939,576	$(60,992)	$18,878,584
Total assets	$25,741,439	$(60,992)	$25,680,447
Deferred tax liability, net	$37,503	$(15,573)	$21,930
Total liabilities	$21,726,653	$(15,573)	$21,711,080
Retained earnings	$522,520	$(45,419)	$477,101
Total shareholders' equity	$4,014,786	$(45,419)	$3,969,367
Total liabilities and shareholders' equity	$25,741,439	$(60,992)	$25,680,447

The condensed consolidated statement of changes in shareholders' equity has a prior period adjustment of $41.7 million to reflect the correction of the accretion amounts since the acquisition date in April 2014 to December 31, 2016. In addition, the following amounts have been revised in the condensed consolidated statement of changes in shareholders' equity.

(in thousands)	As Originally Reported	Adjustment	As Revised
Net income for the three months ended March 31, 2017	$46,003	$33	$46,036
Net income for the three months ended June 30, 2017	$56,812	$407	$57,219
Net income for the three months ended September 30, 2017	$61,333	$2,474	$63,807
Net income for the three months ended December 31, 2017	$81,871	$(6,620)	$75,251
Retained earnings as of December 31, 2017	$522,520	$(45,419)	$477,101
Total equity as of December 31, 2017	$4,014,786	$(45,419)	$3,969,367

The condensed consolidated statement of comprehensive income has been updated to reflect the change in net income for the three and nine months ended September 30, 2017. Comprehensive income increased by $2.5 million for the three months ended September 30, 2017 to $66.3 million and by $2.9 million for the nine months ended September 30, 2017 to $180.9 million. The condensed consolidated statement of cash flows has also been updated to reflect these changes, resulting in an increase in cash flows provided by operating activities for September 30, 2017 of $3.5 million to reflect the increase in net income, the change in gain on sale of loans and the change in other liabilities (deferred tax liability) and a corresponding increase in the cash flows used in investing activities of $3.5 million for September 30, 2017 as part of the net change in loans and leases.

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

For 2018, the change in fair value is attributable to the change in the instrument specific credit risk of the junior subordinated debentures, as determined by the application of ASU 2016-01. Accordingly, the loss on fair value of junior subordinated debentures for the three and nine months ended September 30, 2018 of $2.4 million and $5.6 million, respectively, is recorded in other comprehensive income (loss), net of tax, as an other comprehensive loss of $1.8 million and $4.2 million, respectively.

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) as well as additional ASUs for enhancement, clarification or transition of the new lease standard (collectively "ASC 842"). ASC 842 will require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASC 842 is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has elected to apply the package of practical expedients outlined in the ASU. In addition, the Company will elect the application method that allows for applying the standard as of January 1, 2019 prospectively without corresponding changes in the comparable prior periods. The Company continues to refine its process and system for application of the new lease standard, so no estimate of the right of use asset and related lease liability has been made. However, the Company expects to record a lease right of use asset and an increase in the related lease liability on the balance sheet due to the number of leased properties the Bank currently has that are accounted for under current operating lease guidance.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for certain financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates, but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for specified periods. The Company has an established cross-functional team and project management governance process in place to manage implementation of this new guidance. The team continues to work on the process by testing and documenting the models that are expected to be critical to the new process. The new guidance may result in an increase in the allowance for loan and lease losses, however, the Company is still in the process of determining the magnitude of the change and its impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The ASU was issued to improve the effectiveness of disclosures surrounding fair value measurements. The ASU removes numerous disclosures from Topic 820 including; transfers between level 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for level 3 fair value measurements. The ASU also modified and added disclosure requirements in regards to changes in unrealized gains and losses included in other comprehensive income, as well as the range and weighted average of unobservable inputs for level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (A Consensus of the FASB Emerging Issues Task Force). The ASU reduces complexity for the accounting for costs of implementing a cloud computing service arrangement. The ASU aligns the requirements for capitalization of implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal use software that cannot be capitalized under subtopic 350-40, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. The capitalized costs will be amortized over the life of the service contract. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

Note 2 – Investment Securities

The following tables present the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$40,007	$—	$(538)	$39,469
Obligations of states and political subdivisions	297,720	1,894	(4,950)	294,664
Residential mortgage-backed securities and collateralized mortgage obligations	2,635,720	966	(106,425)	2,530,261
	$2,973,447	$2,860	$(111,913)	$2,864,394
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,672	$1,056	$—	$4,728
	$3,672	$1,056	$—	$4,728

(in thousands)	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$40,021	$—	$(323)	$39,698
Obligations of states and political subdivisions	303,352	6,206	(1,102)	308,456
Residential mortgage-backed securities and collateralized mortgage obligations	2,703,997	2,039	(40,391)	2,665,645
Investments in mutual funds and other securities	51,959	11	—	51,970
	$3,099,329	$8,256	$(41,816)	$3,065,769
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,803	$1,103	$—	$4,906
	$3,803	$1,103	$—	$4,906

For periods presented after December 31, 2017, equity securities are no longer classified as available for sale securities, and are instead separately disclosed on the balance sheet. As of December 31, 2017, the equity securities were reported in investments in mutual funds and other securities within available for sale investment securities.

Investment securities that were in an unrealized loss position as of September 30, 2018 and December 31, 2017 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

(in thousands)	September 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$39,469	$538	$39,469	$538
Obligations of states and political subdivisions	115,065	2,819	27,164	2,131	142,229	4,950
Residential mortgage-backed securities and collateralized mortgage obligations	864,126	24,044	1,567,671	82,381	2,431,797	106,425
Total temporarily impaired securities	$979,191	$26,863	$1,634,304	$85,050	$2,613,495	$111,913

(in thousands)	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$39,699	$323	$—	$—	$39,699	$323
Obligations of states and political subdivisions	20,566	322	24,798	780	45,364	1,102
Residential mortgage-backed securities and collateralized mortgage obligations	1,184,000	10,368	1,226,364	30,023	2,410,364	40,391
Total temporarily impaired securities	$1,244,265	$11,013	$1,251,162	$30,803	$2,495,427	$41,816

The unrealized losses on the available for sale securities portfolio were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the securities within the portfolio, including the published credit ratings of the obligations of state and political subdivisions securities for material rating or outlook changes. As of September 30, 2018, 97% of the obligations of states and political subdivisions securities were rated A3/A- or higher by rating agencies. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at September 30, 2018 are issued or guaranteed by government sponsored enterprises. It is expected that the mortgage-backed securities and collateralized mortgage obligations securities will be settled at a price at least equal to the amortized cost of each investment.

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

The following table presents the contractual maturities of investment securities at September 30, 2018:

(in thousands)	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$21,795	$21,726	$—	$—
Due after one year through five years	84,666	83,809	—	—
Due after five years through ten years	403,741	394,425	16	16
Due after ten years	2,463,245	2,364,434	3,656	4,712
	$2,973,447	$2,864,394	$3,672	$4,728

The following table presents, as of September 30, 2018, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$826,564	$800,530
Other securities pledged principally to secure repurchase agreements	428,445	410,372
Total pledged securities	$1,255,009	$1,210,902

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Commercial real estate
Non-owner occupied term, net	$3,527,357	$3,483,197
Owner occupied term, net	2,474,845	2,476,654
Multifamily, net	3,225,538	3,060,616
Construction & development, net	646,684	540,696
Residential development, net	198,518	165,941
Commercial
Term, net	2,149,376	1,944,925
Lines of credit & other, net	1,133,508	1,166,275
Leases & equipment finance, net	1,282,128	1,167,503
Residential
Mortgage, net	3,468,569	3,182,888
Home equity loans & lines, net	1,143,351	1,097,877
Consumer & other, net	604,159	732,620
Total loans and leases, net of deferred fees and costs	$19,854,033	$19,019,192

The loan balances are net of deferred fees and costs of $72.1 million and $73.3 million as of September 30, 2018 and December 31, 2017, respectively. Net loans also include discounts on acquired loans of $53.9 million and $70.5 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, loans totaling $12.7 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $196.0 million and $252.5 million at September 30, 2018 and December 31, 2017, respectively. The carrying balance of purchased impaired loans was $145.0 million and $189.1 million at September 30, 2018 and December 31, 2017, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the three and nine months ended September 30, 2018 and 2017:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance, beginning of period	$62,966	$82,306	$74,268	$95,579
Accretion to interest income	(3,793)	(10,774)	(19,694)	(28,905)
Disposals	(1,147)	(2,721)	(9,001)	(10,270)
Reclassifications from non-accretable difference	169	6,189	12,622	18,596
Balance, end of period	$58,195	$75,000	$58,195	$75,000

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes the carrying value of loans and leases sold by major loan type during the three and nine months ended September 30, 2018 and 2017:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Commercial real estate
Non-owner occupied term, net	$3,215	$3,596	$8,369	$7,519
Owner occupied term, net	12,751	10,936	26,843	38,158
Multifamily, net	4,432	—	4,432	—
Commercial
Term, net	13,331	5,932	33,120	12,449
Lines of credit & other, net	—	187	—	187
Leases & equipment finance, net	—	19,199	—	46,312
Residential
Mortgage, net	41,669	72,493	41,669	101,286
Total	$75,398	$112,343	$114,433	$205,911

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

The combination of the formula allowance component and the specific allowance component represents the allocated allowance for loan and lease losses. There was no unallocated allowance as of September 30, 2018 and December 31, 2017.

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

Activity in the Allowance for Loan and Lease Losses

The following tables summarize activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the three and nine months ended September 30, 2018 and 2017:

(in thousands)	Three Months Ended September 30, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$47,285	$65,765	$20,275	$11,231	$144,556
Charge-offs	(415)	(13,926)	(95)	(1,460)	(15,896)
Recoveries	413	2,473	237	532	3,655
(Recapture) provision	(942)	11,133	609	911	11,711
Balance, end of period	$46,341	$65,445	$21,026	$11,214	$144,026

(in thousands)	Three Months Ended September 30, 2017
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$47,414	$60,057	$18,051	$11,345	$136,867
Charge-offs	(503)	(10,504)	(128)	(2,087)	(13,222)
Recoveries	676	2,121	287	777	3,861
(Recapture) provision	(696)	9,900	755	2,038	11,997
Balance, end of period	$46,891	$61,574	$18,965	$12,073	$139,503

(in thousands)	Nine Months Ended September 30, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$45,765	$63,305	$19,360	$12,178	$140,608
Charge-offs	(1,088)	(40,270)	(801)	(4,364)	(46,523)
Recoveries	919	8,097	538	1,701	11,255
Provision	745	34,313	1,929	1,699	38,686
Balance, end of period	$46,341	$65,445	$21,026	$11,214	$144,026

(in thousands)	Nine Months Ended September 30, 2017
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$47,795	$58,840	$17,946	$9,403	$133,984
Charge-offs	(1,651)	(31,304)	(745)	(6,468)	(40,168)
Recoveries	2,533	5,662	597	2,569	11,361
(Recapture) provision	(1,786)	28,376	1,167	6,569	34,326
Balance, end of period	$46,891	$61,574	$18,965	$12,073	$139,503

The following tables present the allowance and recorded investment in loans and leases by portfolio segment and balances individually or collectively evaluated for impairment as of September 30, 2018 and 2017:

(in thousands)	September 30, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$44,353	$65,135	$20,671	$11,173	$141,332
Individually evaluated for impairment	215	5	—	—	220
Loans acquired with deteriorated credit quality	1,773	305	355	41	2,474
Total	$46,341	$65,445	$21,026	$11,214	$144,026
Loans and leases:
Collectively evaluated for impairment	$9,934,169	$4,543,599	$4,583,986	$603,752	$19,665,506
Individually evaluated for impairment	25,410	18,133	—	—	43,543
Loans acquired with deteriorated credit quality	113,363	3,280	27,934	407	144,984
Total	$10,072,942	$4,565,012	$4,611,920	$604,159	$19,854,033

(in thousands)	September 30, 2017
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$43,792	$60,809	$18,383	$12,045	$135,029
Individually evaluated for impairment	749	416	—	—	1,165
Loans acquired with deteriorated credit quality	2,350	349	582	28	3,309
Total	$46,891	$61,574	$18,965	$12,073	$139,503
Loans and leases:
Collectively evaluated for impairment	$9,392,651	$4,055,144	$4,119,979	$767,162	$18,334,936
Individually evaluated for impairment	40,773	32,125	—	—	72,898
Loans acquired with deteriorated credit quality	163,546	4,716	37,874	468	206,604
Total	$9,596,970	$4,091,985	$4,157,853	$767,630	$18,614,438

Summary of Reserve for Unfunded Commitments Activity

The following tables present a summary of activity in the RUC and unfunded commitments for the three and nine months ended September 30, 2018 and 2017:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance, beginning of period	$4,130	$3,816	$3,963	$3,611
Net charge to other expense	164	116	331	321
Balance, end of period	$4,294	$3,932	$4,294	$3,932

(in thousands)	Total
Unfunded loan and lease commitments:
September 30, 2018	$5,244,832
September 30, 2017	$4,839,882

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following tables summarize our non-accrual loans and leases and loans and leases past due, by loan and lease class, as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90+ Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$—	$—	$—	$—	$11,379	$3,515,978	$3,527,357
Owner occupied term, net	354	2,776	50	3,180	9,011	2,462,654	2,474,845
Multifamily, net	—	—	—	—	4,294	3,221,244	3,225,538
Construction & development, net	—	—	—	—	—	646,684	646,684
Residential development, net	—	—	—	—	—	198,518	198,518
Commercial
Term, net	21	85	—	106	10,860	2,138,410	2,149,376
Lines of credit & other, net	2,916	510	57	3,483	3,067	1,126,958	1,133,508
Leases & equipment finance, net	7,037	7,967	3,086	18,090	15,448	1,248,590	1,282,128
Residential
Mortgage, net (2)	—	5,840	36,203	42,043	—	3,426,526	3,468,569
Home equity loans & lines, net	1,436	999	1,691	4,126	—	1,139,225	1,143,351
Consumer & other, net	2,902	982	746	4,630	—	599,529	604,159
Total, net of deferred fees and costs	$14,666	$19,159	$41,833	$75,658	$54,059	$19,724,316	$19,854,033
(1) Other includes purchased credit impaired loans of $145.0 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $8.0 million at September 30, 2018.

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

Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans, which are also considered impaired loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral-dependent loans.  Therefore, the non-accrual loans as of September 30, 2018 have already been written down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in net realizable value.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

The following tables summarize our impaired loans by loan class as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance
Commercial real estate
Non-owner occupied term, net	$13,660	$9,941	$3,733	$124
Owner occupied term, net	8,272	6,545	897	91
Multifamily, net	4,493	4,294	—	—
Commercial
Term, net	21,544	10,221	4,064	5
Lines of credit & other, net	7,622	3,067	—	—
Leases & equipment finance, net	781	781	—	—
Total, net of deferred fees and costs	$56,372	$34,849	$8,694	$220

(in thousands)	December 31, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance
Commercial real estate
Non-owner occupied term, net	$15,930	$2,543	$13,310	$314
Owner occupied term, net	12,775	11,269	940	94
Multifamily, net	3,994	355	3,519	123
Commercial
Term, net	28,117	19,084	2,510	4
Lines of credit & other, net	8,018	6,383	—	—
Total, net of deferred fees and costs	$68,834	$39,634	$20,279	$535

The following tables summarize our average recorded investment and interest income recognized on impaired loans by loan class for the three and nine months ended September 30, 2018 and 2017:

(in thousands)	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Non-owner occupied term, net	$13,475	$33	$18,692	$149
Owner occupied term, net	9,551	10	10,144	14
Multifamily, net	4,072	—	3,890	30
Construction & development, net	—	—	1,091	—
Residential development, net	—	—	7,096	13
Commercial
Term, net	14,244	51	19,269	88
Lines of credit & other, net	2,608	—	7,560	5
Leases & equipment finance, net	828	—	137	—
Total, net of deferred fees and costs	$44,778	$94	$67,879	$299

(in thousands)	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Non-owner occupied term, net	$14,047	$238	$17,213	$447
Owner occupied term, net	10,506	30	9,548	141
Multifamily, net	3,970	60	3,914	91
Construction & development, net	—	—	1,201	22
Residential development, net	—	—	7,270	163
Commercial
Term, net	17,728	196	16,048	242
Lines of credit & other, net	3,667	—	6,263	55
Leases & equipment finance, net	450	—	185	—
Total, net of deferred fees and costs	$50,368	$524	$61,642	$1,161

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

The following tables summarize our internal risk rating by loan and lease class for the loan and lease portfolio, including purchased credit impaired loans, as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,459,769	$27,270	$26,306	$122	$216	$13,674	$3,527,357
Owner occupied term, net	2,414,053	25,237	27,934	49	130	7,442	2,474,845
Multifamily, net	3,205,253	11,427	4,564	—	—	4,294	3,225,538
Construction & development, net	644,735	—	1,949	—	—	—	646,684
Residential development, net	198,518	—	—	—	—	—	198,518
Commercial
Term, net	2,107,781	19,513	7,724	4	69	14,285	2,149,376
Lines of credit & other, net	1,051,849	56,191	22,344	2	55	3,067	1,133,508
Leases & equipment finance, net	1,248,631	7,037	7,967	15,678	2,034	781	1,282,128
Residential
Mortgage, net (2)	3,424,259	6,497	36,726	—	1,087	—	3,468,569
Home equity loans & lines, net	1,139,111	2,486	1,258	—	496	—	1,143,351
Consumer & other, net	599,492	3,882	758	—	27	—	604,159
Total, net of deferred fees and costs	$19,493,451	$159,540	$137,530	$15,855	$4,114	$43,543	$19,854,033
(1) The percentage of impaired loans classified as pass/watch and substandard was 3.1% and 96.9%, respectively, as of September 30, 2018.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $8.0 million at September 30, 2018, which is included in the substandard category.

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

Troubled Debt Restructurings

At September 30, 2018 and December 31, 2017, impaired loans of $14.5 million and $32.2 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a newly restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were $52,000 in available commitments for troubled debt restructurings outstanding as of September 30, 2018 and $917,000 as of December 31, 2017.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate, net	$4,555	$10,990	$15,545
Commercial, net	3,981	9,496	13,477
Residential, net	5,995	—	5,995
Total, net of deferred fees and costs	$14,531	$20,486	$35,017

(in thousands)	December 31, 2017
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate, net	$17,694	$5,088	$22,782
Commercial, net	7,787	16,978	24,765
Residential, net	6,687	—	6,687
Total, net of deferred fees and costs	$32,168	$22,066	$54,234

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

There were no new restructured loans during the three months ended September 30, 2018. The following tables present newly restructured loans that occurred during the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017:

(in thousands)	Three Months Ended September 30, 2017
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate, net	$—	$—	$—	$—	$5,086	$5,086
Commercial, net	—	—	—	—	9,053	9,053
Residential, net	—	187	—	—	—	187
Total, net of deferred fees and costs	$—	$187	$—	$—	$14,139	$14,326

(in thousands)	Nine Months Ended September 30, 2018
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Residential, net	$—	$—	$—	$—	$106	$106
Total, net of deferred fees and costs	$—	$—	$—	$—	$106	$106

(in thousands)	Nine Months Ended September 30, 2017
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate, net	$—	$—	$—	$—	$5,086	$5,086
Commercial, net	—	—	—	—	21,846	21,846
Residential, net	—	187	—	—	1,134	1,321
Total, net of deferred fees and costs	$—	$187	$—	$—	$28,066	$28,253

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification. There were $118,000 in financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the nine months ended September 30, 2017. There were none in the three and nine months ended September 30, 2018, and none in the three months ended September 30, 2017.

Note 5–Goodwill and Other Intangible Assets

Goodwill totaled $1.8 billion at both September 30, 2018 and December 31, 2017 and represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis at December 31 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or circumstances since the December 31, 2017 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The following table summarizes the changes in the Company's other intangible assets for the year ended December 31, 2017, and the nine months ended September 30, 2018.

(in thousands)	Other Intangible Assets
	Gross	Accumulated Amortization	Net
Balance, December 31, 2016	$113,471	$(76,585)	$36,886
Amortization	—	(6,756)	(6,756)
Balance, December 31, 2017	113,471	(83,341)	30,130
Amortization	—	(4,624)	(4,624)
Balance, September 30, 2018	$113,471	$(87,965)	$25,506

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

The table below presents the forecasted amortization expense for other intangible assets acquired in all mergers:

(in thousands)
Year	Expected Amortization
Remainder of 2018	$1,542
2019	5,618
2020	4,986
2021	4,520
2022	4,095
Thereafter	4,745
$25,506

Note 6 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR") for the three and nine months ended September 30, 2018 and 2017:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance, beginning of period	$166,217	$141,832	$153,151	$142,973
Additions for new MSR capitalized	8,622	8,626	22,012	23,486
Changes in fair value:
Due to changes in model inputs or assumptions (1)	933	(4,861)	16,828	(13,040)
Other (2)	(734)	(4,372)	(16,953)	(12,194)
Balance, end of period	$175,038	$141,225	$175,038	$141,225

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of September 30, 2018 and December 31, 2017 is as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Balance of loans serviced for others	$15,810,455	$15,336,597
MSR as a percentage of serviced loans	1.11%	1.00%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $10.3 million and $31.2 million for the three and nine months ended September 30, 2018, respectively, as compared to $9.9 million and $29.6 million for the three and nine months ended September 30, 2017, respectively.

Key assumptions used in measuring the fair value of MSR as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Constant prepayment rate	12.19%	12.27%
Discount rate	9.70%	9.70%
Weighted average life (years)	6.4	6.3

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of September 30, 2018 and December 31, 2017 is as follows:

(in thousands)	September 30, 2018	December 31, 2017
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(7,036)	$(6,290)
Effect on fair value of a 20% adverse change	$(13,527)	$(12,093)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(6,836)	$(5,840)
Effect on fair value of a 200 basis point adverse change	$(13,156)	$(11,249)

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

Note 7 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of September 30, 2018:

(dollars in thousands)
Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$17,808	Floating rate, LIBOR plus 3.35%, adjusted quarterly	6.59%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	26,933	Floating rate, LIBOR plus 3.45%, adjusted quarterly	6.62%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	8,420	Floating rate, LIBOR plus 2.85%, adjusted quarterly	6.35%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	8,297	Floating rate, LIBOR plus 2.85%, adjusted quarterly	6.44%	March 2034
Umpqua Master Trust I	August 2007	41,238	26,446	Floating rate, LIBOR plus 1.35%, adjusted quarterly	5.74%	September 2037
Umpqua Master Trust IB	September 2007	20,619	15,979	Floating rate, LIBOR plus 2.75%, adjusted quarterly	6.56%	December 2037
Sterling Capital Trust III	April 2003	14,433	12,355	Floating rate, LIBOR plus 3.25%, adjusted quarterly	6.53%	April 2033
Sterling Capital Trust IV	May 2003	10,310	8,671	Floating rate, LIBOR plus 3.15%, adjusted quarterly	6.50%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	17,410	Floating rate, LIBOR plus 3.25%, adjusted quarterly	6.66%	June 2033
Sterling Capital Trust VI	June 2003	10,310	8,616	Floating rate, LIBOR plus 3.20%, adjusted quarterly	6.62%	September 2033
Sterling Capital Trust VII	June 2006	56,702	37,908	Floating rate, LIBOR plus 1.53%, adjusted quarterly	5.77%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	34,739	Floating rate, LIBOR plus 1.63%, adjusted quarterly	5.88%	December 2036
Sterling Capital Trust IX	July 2007	46,392	30,354	Floating rate, LIBOR plus 1.40%, adjusted quarterly	5.71%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	7,751	Floating rate, LIBOR plus 3.15%, adjusted quarterly	6.61%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	7,236	Floating rate, LIBOR plus 1.80%, adjusted quarterly	5.89%	June 2035
Klamath First Capital Trust I	July 2001	15,464	13,923	Floating rate, LIBOR plus 3.75%, adjusted semiannually	6.98%	July 2031
		379,390	282,846
AT AMORTIZED COST:
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,016	Floating rate, LIBOR plus 3.60%, adjusted quarterly	5.07%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	29,726	Floating rate, LIBOR plus 2.95%, adjusted quarterly	4.51%	September 2033
CIB Capital Trust	November 2002	10,310	10,923	Floating rate, LIBOR plus 3.45%, adjusted quarterly	5.04%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	5.92%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	5.94%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	5.24%	September 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	5.24%	September 2033
		85,572	88,781
	Total	$464,962	$371,627

(1)
Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of September 30, 2018.

The Trusts are reflected as junior subordinated debentures in the Condensed Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Condensed Consolidated Balance Sheets, and totaled $14.0 million at September 30, 2018 and $14.3 million at December 31, 2017. As of September 30, 2018, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

In the first quarter of 2018, the Company paid $10.6 million to redeem the debt securities of the Humboldt Bancorp Statutory Trust I and HB Capital Trust I.

The Company has elected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling.

The fair value of the junior subordinated debentures increased for the three and nine months ended September 30, 2018, however, based on the application of ASU 2016-01, no loss was recorded in earnings. Instead the loss of $2.4 million and $5.6 million for the three and nine months ended, respectively, was recorded in other comprehensive income (loss), net of tax. The loss recorded in earnings resulting from the change in the fair value of these instruments was $1.6 million and $4.7 million for the three and nine months ended September 30, 2017, respectively.

Note 8 – Commitments and Contingencies

Lease Commitments — As of September 30, 2018, the Bank leased 216 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the three and nine months ended September 30, 2018 was $9.6 million and $28.6 million, respectively, and for the three and nine months ended September 30, 2017 was $9.7 million and $28.9 million, respectively. Rent expense was partially offset by rent income of $671,000 and $2.0 million for the three and nine months ended September 30, 2018, respectively, and $529,000 and $1.5 million for the three and nine months ended September 30, 2017, respectively.

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of September 30, 2018
Commitments to extend credit	$5,175,948
Forward sales commitments	$484,466
Commitments to originate residential mortgage loans held for sale	$265,577
Standby letters of credit	$68,884

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three and nine months ended September 30, 2018 and September 30, 2017. At September 30, 2018, approximately $47.6 million of standby letters of credit expire within one year, and $21.3 million expire thereafter. The Bank recorded approximately $251,000 and $590,000 in fees associated with standby letters of credit during the three and nine months ended September 30, 2018, respectively, compared to $218,000 and $682,000 for the three and nine months ended September 30, 2017, respectively.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of September 30, 2018, the Company had a residential mortgage loan repurchase reserve liability of $1.4 million. For loans sold to GNMA, the Bank has a unilateral right, but not the obligation, to repurchase loans that are past due 90 days or more. As of September 30, 2018, the Bank has recorded a liability for the loans subject to this repurchase right of $8.0 million, and has recorded these loans as part of the loan portfolio as if we had repurchased these loans.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Bank's loan and lease portfolio at September 30, 2018 and December 31, 2017.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2018 and 2017.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2018, the Bank had commitments to originate mortgage loans held for sale totaling $265.6 million and forward sales commitments of $484.5 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of September 30, 2018, the Bank had 741 interest rate swaps with an aggregate notional amount of $3.9 billion related to this program.  As of December 31, 2017, the Bank had 653 interest rate swaps with an aggregate notional amount of $3.0 billion related to this program.

At September 30, 2018 and December 31, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $39.3 million and $7.2 million, respectively.  The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has posted collateral against its obligations under these agreements of $36.5 million and $28.2 million as of September 30, 2018 and December 31, 2017, respectively.

Umpqua's interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. Umpqua accounts for the variation margin as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative asset and liability. As of September 30, 2018, the variation margin adjustment was a positive adjustment of $28.4 million as compared to a negative adjustment of $20.5 million at December 31, 2017.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of September 30, 2018, the net CVA increased the settlement values of the Bank's net derivative assets by $16,000 as compared to a decrease of $1.7 million as of December 31, 2017. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of September 30, 2018 and December 31, 2017:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Interest rate lock commitments	$5,159	$4,752	$—	$—
Interest rate forward sales commitments	1,950	286	77	567
Interest rate swaps	10,890	26,081	39,303	7,229
Foreign currency derivatives	719	1,137	513	1,492
Total	$18,718	$32,256	$39,893	$9,288

The following table summarizes the types of derivatives and the gains (losses) recorded during the three and nine months ended September 30, 2018 and 2017:

(in thousands)	Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instrument	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest rate lock commitments	$(1,623)	$36	$407	$706
Interest rate forward sales commitments	2,029	(4,337)	10,773	(10,942)
Interest rate swaps	224	(153)	1,645	(1,636)
Foreign currency derivatives	556	387	1,371	1,152
Total	$1,186	$(4,067)	$14,196	$(10,720)

The gains and losses on the Company's mortgage banking derivatives are included in residential mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income.

The following table summarizes the derivatives that have a right of offset as of September 30, 2018 and December 31, 2017:

(in thousands)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
September 30, 2018
Derivative Assets
Interest rate swaps	$10,890	$—	$10,890	$(10,890)	$—	$—
Foreign currency derivatives	719	—	719	—	—	719
Derivative Liabilities
Interest rate swaps	$39,303	$—	$39,303	$(10,890)	$—	$28,413
Foreign currency derivatives	513	—	513	—	—	513

December 31, 2017
Derivative Assets
Interest rate swaps	$26,081	$—	$26,081	$(7,229)	$—	$18,852
Foreign currency derivatives	1,137	—	1,137	—	—	1,137
Derivative Liabilities
Interest rate swaps	$7,229	$—	$7,229	$(7,229)	$—	$—
Foreign currency derivatives	1,492	—	1,492	—	—	1,492

Note 10 – Shareholders' Equity and Stock Compensation

The Company has a share repurchase plan, which allows the Company to repurchase shares from time to time subject to a maximum number of shares over the life of the plan. In April 2018, the Company repurchased 327,000 shares for a total of $8.0 million.

Stock-Based Compensation

The compensation cost related to stock options, restricted stock and restricted stock units in Company stock granted to employees and included in salaries and employee benefits was $1.9 million and $4.7 million, respectively, for the three and nine months ended September 30, 2018, as compared to $2.2 million and $5.9 million, respectively, for the three and nine months ended September 30, 2017. The total income tax benefit recognized related to stock-based compensation was $471,000 and $1.2 million, respectively, for the three and nine months ended September 30, 2018, as compared to $834,000 and $2.3 million, respectively, for the three and nine months ended September 30, 2017.

The following table summarizes information about stock option activity for the nine months ended September 30, 2018:

(in thousands, except per share data)	Nine Months Ended September 30, 2018
	Options Outstanding	Weighted-Avg Exercise Price	Weighted-Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, beginning of period	98	$11.99
Exercised	(89)	$12.01
Balance, end of period	9	$11.80	3.71	$83
Options exercisable, end of period	9	$11.80	3.71	$83

The total intrinsic value (which is the amount by which the stock price exceeds the exercise price) of options exercised during the three and nine months ended September 30, 2018 was $38,000 and $909,000, respectively, as compared to the three and nine months ended September 30, 2017 of $52,000 and $193,000.

During the three and nine months ended September 30, 2018, the amount of cash received from the exercise of stock options was $49,000 and $422,000, respectively, as compared to the three and nine months ended September 30, 2017 of $85,000 and $354,000, respectively. Total consideration was $49,000 and $1.1 million, respectively, for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 of $85,000 and $548,000, respectively.

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares generally vest over a three year period, subject to time or time plus performance and market vesting conditions.  The following table summarizes information about nonvested restricted share activity for the nine months ended September 30, 2018:

(in thousands, except per share data)	Nine Months Ended September 30, 2018
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	1,248	$16.61
Granted	493	$21.89
Vested/released	(534)	$16.74
Forfeited/expired	(212)	$16.74
Balance, end of period	995	$19.13

The total fair value of restricted shares vested and released during the three and nine months ended September 30, 2018 was $1.0 million and $11.5 million, respectively, as compared to the three and nine months ended September 30, 2017 of $193,000 and $5.4 million, respectively.

The Company granted restricted stock units in connection with the acquisition of Sterling as replacement awards, as well as part of the 2007 Long Term Incentive Plan for the benefit of certain executive officers.

The following table summarizes information about nonvested restricted stock unit activity for the nine months ended September 30, 2018:

(in thousands, except per share data)	Nine Months Ended September 30, 2018
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	22	$18.58
Released	(21)	$18.58
Forfeited/expired	(1)	$18.58
Balance, end of period	—	$—

The total fair value of restricted stock units vested and released during the nine months ended September 30, 2018 was $449,000. There were no restricted stock units vested and released during the three months ended September 30, 2018. The total fair value of restricted stock units vested and released during the three and nine months ended September 30, 2017 was $80,000 and $891,000, respectively.

As of September 30, 2018, there was no unrecognized compensation cost related to nonvested stock options or nonvested restricted stock units.  As of September 30, 2018, there was $11.0 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.57 years, assuming expected performance and market conditions are met for certain awards.

For the three and nine months ended September 30, 2018, the Company received income tax benefits of $273,000 and $3.3 million, respectively, as compared to the three and nine months ended September 30, 2017 of $126,000 and $2.5 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions on the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. The tax deficiency or benefit is recorded as income tax expense or benefit in the period the shares are vested.

Note 11 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states and in Canada. As of September 30, 2018, the Company has a net deferred tax liability of $22.4 million, which includes $2.3 million of state net operating loss ("NOL") carry-forwards and $415,000 of state tax credit carry-forwards. The state NOL carry-forwards expire in tax years 2029-2031 and the state tax credit carry-forwards expire in tax years 2023-2025. The Company believes that it is more likely than not that the benefit from certain state NOL carry-forwards will not be realized and therefore has provided a valuation allowance of $1.1 million against the deferred tax assets relating to these NOL carry-forwards.

The Company had gross unrecognized tax benefits of $3.1 million as of September 30, 2018.  If recognized, the unrecognized tax benefit would reduce the 2018 annual effective tax rate by 0.5%. During the three and nine months ended September 30, 2018, the Company reversed $44,000 and $14,000, respectively, of interest expense relating to its liability for unrecognized tax benefits. Interest on unrecognized tax benefits is reported by the Company as a component of tax expense.  As of September 30, 2018, the accrued interest related to unrecognized tax benefits was $339,000.

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three and nine months ended September 30, 2018 was 25.9% and 24.9%, respectively, as compared to 35.9% and 36.1% for the three and nine months ended September 30, 2017, respectively. The decrease is due to the reduction in the federal income tax rate due to the passage of the Tax Cuts and Jobs Act of 2017.

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

The following is a computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017:

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
NUMERATORS:
Net income	$90,981	$63,807	$235,952	$167,062
Less:
Dividends and undistributed earnings allocated to participating securities (1)	5	14	15	40
Net earnings available to common shareholders	$90,976	$63,793	$235,937	$167,022
DENOMINATORS:
Weighted average number of common shares outstanding - basic	220,224	220,215	220,292	220,270
Effect of potentially dilutive common shares (2)	396	540	459	523
Weighted average number of common shares outstanding - diluted	220,620	220,755	220,751	220,793
EARNINGS PER COMMON SHARE:
Basic	$0.41	$0.29	$1.07	$0.76
Diluted	$0.41	$0.29	$1.07	$0.76

(1)	Represents dividends paid and undistributed earnings allocated to certain nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

Note 13 – Segment Information

The Company reports four primary segments: Wholesale Bank, Wealth Management, Retail Bank, and Home Lending with the remainder as Corporate and other.

The Commercial Bank segment, recently re-branded as the Wholesale Bank segment, includes lending, treasury and cash management services and customer risk management products to small businesses, middle market and larger commercial customers and includes the operations of Financial Pacific Leasing Inc., a commercial leasing company. The Wealth Management segment consists of the operations of Umpqua Investments, which offers a full range of retail brokerage and investment advisory services and products to its clients who consist primarily of individual investors, and Umpqua Private Bank, which serves high net worth individuals with liquid investable assets and provides customized financial solutions and offerings. The Retail Bank segment includes retail lending and deposit services for customers served through the Bank's store network. The Home Lending segment originates, sells and services residential mortgage loans. The Corporate and other segment includes activities that are not directly attributable to one of the four principal lines of business and includes the operations of Pivotus, Inc. and the parent company, eliminations and the economic impact of certain assets, capital and support functions not specifically identifiable within the other lines of business.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Three Months Ended September 30, 2018
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$113,103	$6,368	$87,885	$10,495	$23,517	$241,368
Provision (recapture) for loan and lease losses	10,786	107	830	202	(214)	11,711
Non-interest income	15,282	4,691	16,105	32,712	3,598	72,388
Non-interest expense	57,359	8,403	64,878	32,808	15,844	179,292
Income before income taxes	60,240	2,549	38,282	10,197	11,485	122,753
Provision for income taxes	15,060	638	9,570	2,550	3,954	31,772
Net income	$45,180	$1,911	$28,712	$7,647	$7,531	$90,981

(in thousands)	Nine Months Ended September 30, 2018
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$337,087	$17,907	$248,735	$29,468	$58,052	$691,249
Provision for loan and lease losses	35,430	456	1,785	902	113	38,686
Non-interest income	46,639	14,437	47,291	104,398	9,841	222,606
Non-interest expense	167,539	26,742	206,881	100,137	59,678	560,977
Income before income taxes	180,757	5,146	87,360	32,827	8,102	314,192
Provision for income taxes	45,189	1,287	21,840	8,207	1,717	78,240
Net income	$135,568	$3,859	$65,520	$24,620	$6,385	$235,952

(in thousands)	Three Months Ended September 30, 2017
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$110,499	$5,609	$72,529	$10,191	$24,383	$223,211
Provision (recapture) for loan and lease losses	9,166	107	1,999	855	(130)	11,997
Non-interest income	12,703	4,462	16,038	38,855	4,635	76,693
Non-interest expense	53,830	8,723	69,159	37,454	19,188	188,354
Income before income taxes	60,206	1,241	17,409	10,737	9,960	99,553
Provision for income taxes	22,276	459	6,443	3,973	2,595	35,746
Net income	$37,930	$782	$10,966	$6,764	$7,365	$63,807

(in thousands)	Nine Months Ended September 30, 2017
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$320,561	$16,251	$208,482	$29,461	$67,977	$642,732
Provision (recapture) for loan and lease losses	26,059	482	6,667	1,142	(24)	34,326
Non-interest income	40,163	13,689	46,539	100,372	7,274	208,037
Non-interest expense	160,040	25,570	215,534	110,634	43,311	555,089
Income before income taxes	174,625	3,888	32,820	18,057	31,964	261,354
Provision for income taxes	64,611	1,438	12,144	6,681	9,418	94,292
Net income	$110,014	$2,450	$20,676	$11,376	$22,546	$167,062

(in thousands)	September 30, 2018
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$14,524,618	$491,549	$2,018,962	$3,662,338	$5,917,600	$26,615,067
Total loans and leases	$14,334,434	$478,320	$1,941,355	$3,174,993	$(75,069)	$19,854,033
Total deposits	$3,729,621	$1,084,639	$13,163,367	$330,545	$2,584,602	$20,892,774

(in thousands)	December 31, 2017
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$13,856,963	$437,873	$2,143,830	$3,355,189	$5,886,592	$25,680,447
Total loans and leases	$13,683,264	$423,813	$2,054,058	$2,921,897	$(63,840)	$19,019,192
Total deposits	$3,776,080	$993,559	$12,449,568	$222,494	$2,506,599	$19,948,300

Note 14 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of September 30, 2018 and December 31, 2017, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)		September 30, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$879,259	$879,259	$634,280	$634,280
Equity and other investment securities	1,2	62,454	62,454	12,255	12,255
Investment securities available for sale	1,2	2,864,394	2,864,394	3,065,769	3,065,769
Investment securities held to maturity	3	3,672	4,728	3,803	4,906
Loans held for sale	2	289,537	289,537	259,518	259,518
Loans and leases, net (1)	3	19,710,007	19,561,695	18,878,584	18,875,046
Restricted equity securities	1	40,269	40,269	43,508	43,508
Residential mortgage servicing rights	3	175,038	175,038	153,151	153,151
Bank owned life insurance assets	1	311,922	311,922	306,864	306,864
Derivatives	2,3	18,718	18,718	32,256	32,256
Visa Class B common stock	3	—	113,020	—	86,380
FINANCIAL LIABILITIES:
Deposits	1,2	$20,892,774	$20,861,685	$19,948,300	$19,930,568
Securities sold under agreements to repurchase	2	286,975	286,975	294,299	294,299
Term debt	2	751,764	733,041	802,357	790,532
Junior subordinated debentures, at fair value	3	282,846	282,846	277,155	277,155
Junior subordinated debentures, at amortized cost	3	88,781	71,734	100,609	81,944
Derivatives	2	39,893	39,893	9,288	9,288

(1) The estimated fair value of loans and leases, net for September 30, 2018 reflects an exit price assumption. The December 31, 2017 fair value estimate is not based on an exit price assumption.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Equity and other investment securities
Investments in mutual funds and other securities	$50,065	$50,065	$—	$—
Equity securities held in rabbi trusts	12,241	12,241	—	—
Other investments securities (1)	148	—	148	—
Investment securities available for sale
U.S. Treasury and agencies	39,469	—	39,469	—
Obligations of states and political subdivisions	294,664	—	294,664	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,530,261	—	2,530,261	—
Loans held for sale, at fair value	289,537	—	289,537	—
Residential mortgage servicing rights, at fair value	175,038	—	—	175,038
Derivatives
Interest rate lock commitments	5,159	—	—	5,159
Interest rate forward sales commitments	1,950	—	1,950	—
Interest rate swaps	10,890	—	10,890	—
Foreign currency derivative	719	—	719	—
Total assets measured at fair value	$3,410,141	$62,306	$3,167,638	$180,197
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$282,846	$—	$—	$282,846
Derivatives
Interest rate forward sales commitments	77	—	77	—
Interest rate swaps	39,303	—	39,303	—
Foreign currency derivative	513	—	513	—
Total liabilities measured at fair value	$322,739	$—	$39,893	$282,846
(1) Other investment securities includes securities held by Umpqua Investments as trading debt securities.

(in thousands)	December 31, 2017
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$273	$—	$273	$—
Equity securities	11,982	11,982	—	—
Investment securities available for sale
U.S. Treasury and agencies	39,698	—	39,698	—
Obligations of states and political subdivisions	308,456	—	308,456	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,665,645	—	2,665,645	—
Investments in mutual funds and other securities	51,970	51,970		—
Loans held for sale, at fair value	259,518	—	259,518	—
Residential mortgage servicing rights, at fair value	153,151	—	—	153,151
Derivatives
Interest rate lock commitments	4,752	—	—	4,752
Interest rate forward sales commitments	286	—	286	—
Interest rate swaps	26,081	—	26,081	—
Foreign currency derivative	1,137	—	1,137	—
Total assets measured at fair value	$3,522,949	$63,952	$3,301,094	$157,903
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$277,155	$—	$—	$277,155
Derivatives
Interest rate forward sales commitments	567	—	567	—
Interest rate swaps	7,229	—	7,229	—
Foreign currency derivative	1,492	—	1,492	—
Total liabilities measured at fair value	$286,443	$—	$9,288	$277,155

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2018, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2018:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant Prepayment Rate	12.19%
		Discount Rate	9.70%
Interest rate lock commitment	Internal Pricing Model
		Pull-through rate	90.02%
Junior subordinated debentures	Discounted cash flow
		Credit Spread	4.97%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the instrument-specific credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of September 30, 2018, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or the forward swap interest rate curve will result in positive fair value adjustments (and decrease the fair value measurement). Conversely, a decrease in the credit risk adjusted spread and/or the forward swap interest rate curve will result in negative fair value adjustments (and increase the fair value measurement).

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2018 and 2017:

(in thousands)
Three Months Ended September 30,	Beginning Balance	Change included in earnings	Change in fair values included in comprehensive income (loss)	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2018
Residential mortgage servicing rights	$166,217	$199	$—	$8,622	$—	$175,038	$3,747
Interest rate lock commitment, net	6,782	(284)	—	4,679	(6,018)	5,159	5,159
Junior subordinated debentures, at fair value	280,669	4,486	2,409	—	(4,718)	282,846	6,895

2017
Residential mortgage servicing rights	$141,832	$(9,233)	$—	$8,626	$—	$141,225	$(4,730)
Interest rate lock commitment, net	4,746	884	—	10,028	(10,877)	4,781	4,781
Junior subordinated debentures, at fair value	265,423	5,043	—	—	(3,591)	266,875	5,043

(in thousands)
Nine Months Ended September 30,	Beginning Balance	Change included in earnings	Change in fair values included in comprehensive income (loss)	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2018
Residential mortgage servicing rights	$153,151	$(125)	$—	$22,012	$—	$175,038	$10,410
Interest rate lock commitment, net	4,752	(1,288)	—	19,211	(17,516)	5,159	5,159
Junior subordinated debentures, at fair value	277,155	12,544	5,605	—	(12,458)	282,846	18,149

2017
Residential mortgage servicing rights	$142,973	$(25,234)	$—	$23,486	$—	$141,225	$(12,954)
Interest rate lock commitment, net	4,076	2,261	—	31,992	(33,548)	4,781	4,781
Junior subordinated debentures, at fair value	262,209	14,595	—	—	(9,929)	266,875	14,595

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

For 2017, the Company recorded gains (losses) on junior subordinated debentures carried at fair value in non-interest income. As discussed in Note 1, Summary of Significant Accounting Policies, the Company applied new guidance to the accounting for the gain/loss on fair value of the junior subordinated debentures. For the three and nine months ended September 30, 2018, the change in fair value is attributable to the change in the instrument specific credit risk of the junior subordinated debentures, accordingly, the losses on fair value of junior subordinated debentures for the three and nine months ended September 30, 2018 of $2.4 million and $5.6 million, respectively, are recorded net of tax as an other comprehensive loss of $1.8 million and $4.2 million, respectively.

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

(in thousands)	September 30, 2018
	Total	Level 1	Level 2	Level 3
Loans and leases	$70,741	$—	$—	$70,741
	$70,741	$—	$—	$70,741

(in thousands)	December 31, 2017
	Total	Level 1	Level 2	Level 3
Loans and leases	$75,121	$—	$—	$75,121
Other real estate owned	68	—	—	68
	$75,189	$—	$—	$75,189

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2018 and 2017:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Loans and leases	$14,436	$11,138	$42,158	$34,294
Other real estate owned	—	39	66	146
Total loss from nonrecurring measurements	$14,436	$11,177	$42,224	$34,440

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018			December 31, 2017
	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$289,537	$281,843	$7,694	$259,518	$250,721	$8,797

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2018, the Company recorded a net decrease in fair value of $6.5 million and $1.1 million, respectively. For the three and nine months ended September 30, 2017, the Company recorded a net increase in fair value of $136,000 and $7.2 million, respectively.

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

Note 15 – Revenue from Contracts with Customers

All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized in non-interest income with the exception of the (gain) loss on other real estate owned, which is included in non-interest expense. The following table presents the Company's sources of non-interest income for the three and nine months ended September 30, 2018. Items outside of the scope of ASC 606 are noted as such.

(in thousands)	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Non-interest income:
Service charges on deposits
Account maintenance fees	$4,283	$12,606
Transaction-based and overdraft service charges	6,427	19,127
Debit/ATM interchange fees	4,864	14,356
Total service charges on deposits	15,574	46,089
Brokerage revenue	3,947	12,302
Residential mortgage banking revenue (a)	31,484	103,085
Gain on sale of investment securities, net (a)	—	14
Unrealized holding losses on equity securities (a)	(462)	(1,894)
Gain on loan sales, net (a)	2,772	5,350
BOLI income (a)	2,051	6,181
Other income
Merchant fee income	1,158	3,220
Credit card and interchange income	1,964	5,444
Remaining other income (a)	13,900	42,815
Total other income	17,022	51,479
Total non-interest income	$72,388	$222,606
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

Brokerage revenue

As of the three and nine months ended September 30, 2018, Umpqua had revenues of $3.9 million and $12.3 million, respectively, for the performance of brokerage and advisory services for its clients through Umpqua Investments. Brokerage fees consist of fees earned from advisory asset management, trade execution and administrative fees from investments. Advisory asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and asset flows. Advisory asset management fees are recognized quarterly and are based on the portfolio values at the end of each quarter. Brokerage accounts are charged commissions at the time of a transaction and the commission schedule is based upon the type of security and quantity. In addition, revenues are earned from selling insurance and annuity policies. The amount of revenue earned is determined by the value and type of each instrument sold and is recognized at the time the policy or contract is written.

Merchant fee income

Merchant fee income represents fees earned by Umpqua for card payment services provided to its merchant customers. Umpqua outsources these services to a third party to provide card payment services to these merchants. The third party provider passes the payments made by the merchants through to Umpqua. Umpqua, in turn, pays the third party provider for the services it provides to the merchants. These payments to the third party provider are recorded as expenses as a net reduction against fee income. In addition, a portion of the payment received represents interchange fees which are passed through to the card issuing bank. Income is primarily earned based on the dollar volume and number of transactions processed. The performance obligation is satisfied and the related fee is earned when each payment is accepted by the processing network. For the three and nine months ended September 30, 2018, Umpqua had merchant processing fee revenue of $1.2 million and $3.2 million, respectively, included in other income.

Credit card and interchange income and expenses

Credit card interchange income represent fees earned when a credit card issued by the Company is used. Similar to the debit card interchange, Umpqua earns an interchange fee for each transaction made with Umpqua's branded credit cards. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ credit card. Certain expenses and rebates directly related to the credit card interchange contract are recorded net to the interchange income. For the three and nine months ended September 30, 2018, credit card and interchange income included in other income was $2.0 million and $5.4 million, respectively.

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

Note 16 – Subsequent Event

On October 22, 2018, Umpqua announced the sale of substantially all of the assets of its subsidiary, Pivotus, Inc. to Kony, Inc. Umpqua formed Pivotus in 2015 as an innovation incubator to quickly develop, test, and deliver innovative banking solutions for Umpqua and collaborating financial institutions. Umpqua and Kony will continue to develop the Engage platform Pivotus introduced earlier this year and Umpqua now uses as its Go-To application.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends" and "forecast," and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds; the Company's liquidity position; dividends; NextGen initiatives; investments in data, analytics and technology; our securities portfolio; loan sales; adequacy of our allowance for loan and lease losses and reserve for unfunded commitments; provision for loan and lease losses; impaired loans and future losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; litigation; junior subordinated debentures; fair values of certain assets and liabilities, including mortgage servicing rights values and sensitivity analyses; tax rates and the effect of accounting pronouncements. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:

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

Executive Overview

Significant items for the three and nine months ended September 30, 2018 were as follows:

Financial Performance

•
Net earnings available to common shareholders per diluted common share were $0.41 and $1.07 for the three and nine months ended September 30, 2018, respectively, compared to $0.29 and $0.76 for the three and nine months ended September 30, 2017, respectively.

•
Net interest margin, on a tax equivalent basis, was 4.09% and 4.00% for the three and nine months ended September 30, 2018, respectively, as compared to 4.00% and 3.94% for the three and nine months ended September 30, 2017, respectively.  The increase in net interest margin for the three months ended September 30, 2018, compared to the same period in the prior year, was primarily due to higher average yields on the loan and lease portfolio and higher average yield on taxable investments, as well as an increase in yields on loans held for sale. The increase was offset by an increase in the cost of interest-bearing liabilities. The increase in net interest margin for the nine months ended September 30, 2018, was driven by higher average yields on loans held for sale, taxable investments and the loans and lease portfolio, offset by an increase in the cost of interest-bearing liabilities and a lower yield on tax-exempt securities.

•
Residential mortgage banking revenue was $31.5 million and $103.1 million for the three and nine months ended September 30, 2018, respectively, as compared to $33.4 million and $94.2 million for the three and nine months ended September 30, 2017, respectively.  The decrease for the three month period was primarily driven by a decline in mortgage originations, along with a lower gain on sale margin which decreased to 2.77% for the three months ended September 30, 2018, compared to 3.68% in the same period of the prior year. This decrease was partially offset by a positive fair value adjustment of $199,000 on the MSR asset for the three months ended September 30, 2018, as compared to a negative fair value adjustment of $9.2 million on the MSR asset for the three months ended September 30, 2017. The increase in residential mortgage banking income for the nine month period was primarily driven by a lower loss on the fair value of the MSR asset, which decreased to $125,000, compared to a loss of $25.2 million for the nine months ended September 30, 2017. This was offset by a decrease in mortgage originations, as well as a decrease in the gain on sale margin to 3.15% for the nine months ended September 30, 2018, compared to 3.50% in the same period of the prior year.

•
Total gross loans and leases were $19.9 billion as of September 30, 2018, an increase of $834.8 million, as compared to December 31, 2017.  The increase reflects balanced growth across the Company's residential mortgage, commercial term, multifamily, leasing, and construction & development portfolios. This growth was partially offset by a decline in consumer loans attributable to the continued wind down of our indirect auto loan business.

•
Total deposits were $20.9 billion as of September 30, 2018, an increase of $944.5 million, compared to December 31, 2017.  This increase was primarily attributable to growth in time and non-interest bearing demand deposits, partially offset by lower money market and interest bearing demand balances.

•	Total consolidated assets were $26.6 billion as of September 30, 2018, compared to $25.7 billion at December 31, 2017.

Credit Quality

•
Non-performing assets increased to $99.6 million, or 0.37% of total assets, as of September 30, 2018, as compared to $94.1 million, or 0.37% of total assets, as of December 31, 2017.  Non-performing loans were $87.9 million, or 0.44% of total loans, as of September 30, 2018, as compared to $82.3 million, or 0.43% of total loans, as of December 31, 2017.

•
The provision for loan and lease losses was $11.7 million and $38.7 million for the three and nine months ended September 30, 2018, as compared to the $12.0 million and $34.3 million recognized for the three and nine months ended September 30, 2017. The decrease for the three months ended September 30, 2018, compared to the same period of the prior year, is primarily attributable to changes in the mix of the loan and lease portfolio. The increase for the nine months ended September 30, 2018, compared to the same period of the prior year, is primarily attributable to strong growth in the loan and lease portfolio, along with higher net charge-offs. For the three and nine months ended September 30, 2018, net charge-offs were $12.2 million and $35.3 million, respectively, or 0.25% and 0.24%, respectively, of average loans and leases (annualized), as compared to $9.4 million and $28.8 million, respectively, or 0.20% and 0.21%, respectively of average loans and leases (annualized), for the three and nine months ended September 30, 2017.

Capital and Growth Initiatives

•
The Company's total risk based capital was 13.6% and its Tier 1 common to risk weighted assets ratio was 10.8% as of September 30, 2018. As of December 31, 2017, the Company's total risk based capital ratio was 14.1% and its Tier 1 common to risk weighted assets ratio was 11.1%.

•	Cash dividends declared in the third quarter of 2018 were $0.21 per common share, an increase of 16.7% from the comparable period of the prior year's cash dividend of $0.18 per common share.

•
In late 2017, the Company launched "Umpqua Next-Gen," an initiative designed to modernize and evolve the Bank focusing on operational excellence, balanced growth and human-digital programs in 2018. As part of this initiative, the Company evaluated every part of our operations and how we could evolve to deliver a highly differentiated and compelling banking experience. During the nine months ended September 30, 2018, Umpqua consolidated 31 stores and completed an organizational simplification and design exercise to streamline and align functions and bring associates closer to our customers. As previously announced, a portion of the savings generated will be re-invested into technology, data and analytics, including new customer-focused technologies, associate training, a re-designed corporate website, digital marketing efforts, and new online account origination capabilities.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of September 30, 2018, there was no unallocated allowance amount.

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

Management believes that the ALLL was adequate as of September 30, 2018. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. A substantial percentage of our loan portfolio is secured by real estate, as a result a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

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

Results of Operations

Overview

For the three and nine months ended September 30, 2018, net earnings available to common shareholders were $91.0 million, or $0.41 per diluted common share and $235.9 million, or $1.07 per diluted common share, respectively, as compared to net earnings available to common shareholders of $63.8 million, or $0.29 per diluted common share, and $167.0 million or $0.76 per diluted common share, for the three and nine months ended September 30, 2017, respectively.

The increase in net earnings for the three months ended September 30, 2018 compared to the same period of the prior year was attributable to an increase in net interest income, a decrease in non-interest expense and lower income tax expense, offset by a decrease in non-interest income. The increase in net interest income was driven primarily by higher average yields on interest-earning assets, specifically within the loan and lease portfolio and taxable investments, offset by a higher cost of funds. The increase on the yield of taxable investments was due to changes in accounting methodology to the interest method for residential mortgage-backed securities and collateralized mortgage obligations. The decrease in non-interest income relates to the decrease in the gain on loan sales due to fewer portfolio loan sales in the quarter, as well as a decrease in residential mortgage banking revenue. The decrease in non-interest expense was driven by lower salaries and benefits expense, resulting from the Company's organizational simplification and design phase of the operational excellence initiatives, offset by higher consulting fees to help identify and implement organizational simplification and efficiencies, including procurement, occupancy optimization, and providing a more efficient customer experience. In addition, there were no merger-related expenses in the period compared to $6.7 million of merger-related expenses in the three-months ended September 30, 2017. The decrease in the provision for income taxes was due to the Tax Cuts and Jobs Act (the "Tax Act") passed in December 2017, resulting in an effective tax rate of 25.9% for the three months ended September 30, 2018, as compared to an effective tax rate of 35.9% for the three months ended September 30, 2017.

The increase in net earnings for the nine months ended September 30, 2018 compared to the same period of the prior year was attributable to an increase in net interest income, non-interest income and lower income tax expense, offset by an increase in non-interest expense. The increase in net interest income was driven primarily by higher average yields on interest-earning assets, specifically within the loan and lease portfolio, and growth in the loan and lease portfolio. The increase is partially offset by a higher cost of funds, due to a rising rate environment. The increase in non-interest income was driven primarily by higher residential mortgage banking revenues, as well as an increase in swap revenues of $7.6 million as compared to the nine months ended September 30, 2017. In addition, there were no losses related to junior subordinated debentures carried at fair value included in earnings as the fair value adjustment for the instrument-specific credit risk was included in other comprehensive loss in 2018. The decrease in the provision for income taxes was due to the Tax Act, resulting in an effective tax rate of 24.9% for the nine months ended September 30, 2018, as compared to an effective tax rate of 36.1% for the nine months ended September 30, 2017. The increase in non-interest expense was driven by severance and other charges related to the organization simplification and design and procurement phases of Umpqua Next-Gen, as well as an increase in exit and disposal costs related to store consolidations during the period. In addition, there were no merger-related expenses in 2018.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three and nine months ended September 30, 2018 and 2017. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Return on average assets	1.36%	1.00%	1.21%	0.90%
Return on average common shareholders' equity	9.00%	6.41%	7.90%	5.70%
Return on average tangible common shareholders' equity	16.42%	11.90%	14.49%	10.65%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$4,011,856	$3,946,559	$3,991,773	$3,918,978
Less: average goodwill and other intangible assets, net	(1,814,000)	(1,820,394)	(1,815,521)	(1,822,063)
Average tangible common shareholders' equity	$2,197,856	$2,126,165	$2,176,252	$2,096,915

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of September 30, 2018 and December 31, 2017:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	September 30, 2018	December 31, 2017
Total shareholders' equity	$4,003,893	$3,969,367
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	25,506	30,130
Tangible common shareholders' equity	$2,190,736	$2,151,586
Total assets	$26,615,067	$25,680,447
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	25,506	30,130
Tangible assets	$24,801,910	$23,862,666
Tangible common equity ratio	8.83%	9.02%

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

Net Interest Income

Net interest income is the largest source of our income. Net interest income for the three and nine months ended September 30, 2018 was $241.4 million and $691.2 million, respectively, an increase of $18.2 million and $48.5 million, respectively, compared to the same periods in 2017. The increase in net interest income for the three and nine months ended September 30, 2018 as compared to the same periods in 2017, is driven by growth in interest-earning assets, specifically the loan and lease portfolio, reflecting strong growth during the periods, along with higher average yields on taxable investments, related to a revision in the accounting methodology on the interest method for residential mortgage-backed securities and collateralized mortgage obligations and an increase in yields on loans held for sale related to higher mortgage rates during the period. The increase was partially offset by increased volumes of interest-bearing liabilities and an increase in the average cost of funds due to rising interest rates.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.09% and 4.00% for the three and nine months ended September 30, 2018, an increase of 9 basis points and 6 basis points, respectively, as compared to the same periods in 2017. The increase in net interest margin for the three and nine months ended September 30, 2018, primarily resulted from higher average yields on the loan and lease portfolio, the loans held for sale, and taxable investments, offset by an increase in the cost of interest-bearing liabilities. In addition, yields on tax-exempt investments decreased due to the impact of the decline in the tax-effect adjustment on these securities. The yield on loans and leases increased by 11 basis points and 15 basis points, respectively, for the three and nine months ended September 30, 2018, as compared to the same periods in 2017. The cost of interest bearing liabilities increased 35 basis points and 27 basis points, respectively for the three and nine months ended September 30, 2018, as compared to the same periods in 2017.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2018 and 2017:

Average Rates and Balances

(dollars in thousands)	Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$320,494	$4,220	5.27%	$420,282	$4,090	3.89%
Loans and leases (1)	19,709,113	242,190	4.89%	18,471,446	221,978	4.78%
Taxable securities	2,687,635	24,984	3.72%	2,867,292	14,336	2.00%
Non-taxable securities (2)	278,937	2,519	3.61%	281,139	3,223	4.59%
Temporary investments and interest-bearing cash	558,597	2,800	1.99%	253,015	934	1.47%
Total interest-earning assets	23,554,776	$276,713	4.67%	22,293,174	$244,561	4.36%
Allowance for loan and lease losses	(145,873)			(138,924)
Other assets	3,052,623			3,091,363
Total assets	$26,461,526			$25,245,613
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,369,092	$2,241	0.38%	$2,358,102	$1,066	0.18%
Money market deposits	6,150,199	6,820	0.44%	6,625,514	3,323	0.20%
Savings deposits	1,483,687	452	0.12%	1,441,931	172	0.05%
Time deposits	3,894,163	16,179	1.65%	2,729,915	7,491	1.09%
Total interest-bearing deposits	13,897,141	25,692	0.73%	13,155,462	12,052	0.36%
Repurchase agreements and federal funds purchased	278,131	103	0.15%	332,246	81	0.10%
Term debt	787,074	3,439	1.73%	852,250	3,491	1.63%
Junior subordinated debentures	369,183	5,640	6.06%	365,884	4,628	5.02%
Total interest-bearing liabilities	15,331,529	$34,874	0.90%	14,705,842	$20,252	0.55%
Non-interest-bearing deposits	6,865,676			6,354,591
Other liabilities	252,465			238,621
Total liabilities	22,449,670			21,299,054
Common equity	4,011,856			3,946,559
Total liabilities and shareholders' equity	$26,461,526			$25,245,613
NET INTEREST INCOME		$241,839			$224,309
NET INTEREST SPREAD			3.77%			3.81%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.67%			4.36%
INTEREST EXPENSE TO EARNING ASSETS			0.58%			0.36%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.09%			4.00%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate for 2018 and a 35% tax rate for 2017. The amount of such adjustment was an addition to recorded income of approximately $471,000 for the three months ended September 30, 2018 as compared to $1.1 million for the same period in 2017.

(dollars in thousands)	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$304,912	$11,002	4.81%	$388,263	$10,678	3.67%
Loans and leases (1)	19,397,476	707,019	4.87%	17,989,577	635,102	4.72%
Taxable securities	2,734,443	50,083	2.44%	2,866,842	44,235	2.06%
Non-taxable securities (2)	281,538	7,697	3.65%	286,693	10,029	4.66%
Temporary investments and interest bearing cash	441,067	6,044	1.83%	392,399	2,815	0.96%
Total interest-earning assets	23,159,436	$781,845	4.51%	21,923,774	$702,859	4.29%
Allowance for loan and lease losses	(144,306)			(137,538)
Other assets	3,040,349			3,110,860
Total assets	$26,055,479			$24,897,096
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,338,396	$5,016	0.29%	$2,312,201	$2,509	0.15%
Money market deposits	6,460,770	18,429	0.38%	6,725,754	8,967	0.18%
Savings deposits	1,467,866	866	0.08%	1,402,942	446	0.04%
Time deposits	3,446,181	38,250	1.48%	2,663,321	20,419	1.03%
Total interest-bearing deposits	13,713,213	62,561	0.61%	13,104,218	32,341	0.33%
Repurchase agreements and federal funds purchased	288,751	321	0.15%	354,955	432	0.16%
Term debt	796,991	10,278	1.72%	852,285	10,663	1.67%
Junior subordinated debentures	370,093	15,972	5.77%	364,387	13,266	4.87%
Total interest-bearing liabilities	15,169,048	$89,132	0.79%	14,675,845	$56,702	0.52%
Non-interest-bearing deposits	6,655,431			6,065,119
Other liabilities	239,227			237,154
Total liabilities	22,063,706			20,978,118
Common equity	3,991,773			3,918,978
Total liabilities and shareholders' equity	$26,055,479			$24,897,096
NET INTEREST INCOME		$692,713			$646,157
NET INTEREST SPREAD			3.72%			3.77%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.51%			4.29%
INTEREST EXPENSE TO EARNING ASSETS			0.51%			0.35%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.00%			3.94%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate for 2018 and a 35% tax rate for 2017. The amount of such adjustment was an addition to recorded income of approximately $1.5 million for the nine months ended September 30, 2018 as compared to $3.4 million for the same period in 2017.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and nine months ended September 30, 2018 as compared to the same periods in 2017. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)	Three Months Ended September 30,
	2018 compared to 2017
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(1,118)	$1,248	$130
Loans and leases	15,126	5,086	20,212
Taxable securities	(4,300)	14,948	10,648
Non-taxable securities (1)	(25)	(679)	(704)
Temporary investments and interest bearing cash	1,440	426	1,866
Total (1)	11,123	21,029	32,152
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	5	1,170	1,175
Money market deposits	(254)	3,751	3,497
Savings deposits	5	275	280
Time deposits	3,939	4,749	8,688
Repurchase agreements	(15)	37	22
Term debt	(277)	225	(52)
Junior subordinated debentures	42	970	1,012
Total	3,445	11,177	14,622
Net increase in net interest income (1)	$7,678	$9,852	$17,530

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate for 2018 and a 35% tax rate for 2017.

(in thousands)	Nine Months Ended September 30,
	2018 compared to 2017
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(2,577)	$2,901	$324
Loans and leases	50,806	21,111	71,917
Taxable securities	(2,118)	7,966	5,848
Non-taxable securities (1)	(177)	(2,155)	(2,332)
Temporary investments and interest bearing cash	387	2,842	3,229
Total (1)	46,321	32,665	78,986
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	28	2,479	2,507
Money market	(366)	9,828	9,462
Savings	22	398	420
Time deposits	7,067	10,764	17,831
Repurchase agreements	(76)	(35)	(111)
Term debt	(706)	321	(385)
Junior subordinated debentures	211	2,495	2,706
Total	6,180	26,250	32,430
Net increase in net interest income (1)	$40,141	$6,415	$46,556

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate for 2018 and a 35% tax rate for 2017.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $11.7 million and $38.7 million, respectively, for the three and nine months ended September 30, 2018, as compared to $12.0 million and $34.3 million, respectively, for the same periods in 2017.  As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three and nine months ended September 30, 2018 was 0.24% and 0.27%, respectively, as compared to 0.26% for the same periods in 2017.

The decrease in the provision for the three months ended September 30, 2018 as compared to the same period in the prior year is primarily attributable to changes in the mix of the loan and lease portfolio. The increase for the nine months ended September 30, 2018, compared to the same period of the prior year, was primarily attributable to strong growth in the loan and lease portfolio, along with higher net charge-offs. For the three and nine months ended September 30, 2018, net charge-offs were $12.2 million and $35.3 million, respectively, or 0.25% and 0.24%, respectively, of average loans and leases (annualized), as compared to $9.4 million and $28.8 million, respectively, or 0.20% and 0.21%, respectively of average loans and leases (annualized), for the three and nine months ended September 30, 2017. The majority of net charge-offs relate to losses realized in the lease and equipment finance portfolio, which is included in the commercial loan portfolio.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral-dependent loans.  Therefore, the non-accrual loans of $54.1 million as of September 30, 2018 have been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended September 30, 2018 was $72.4 million, a decrease of $4.3 million, or 6%, as compared to the same period in 2017. Non-interest income for the nine months ended September 30, 2018 was $222.6 million, an increase of $14.6 million, or 7% as compared to the same period in 2017. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2018 and 2017:

Non-Interest Income

(in thousands)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018	2017	Change Amount	Change Percent	2018	2017	Change Amount	Change Percent
Service charges on deposits	$15,574	$15,849	$(275)	(2)%	$46,089	$46,056	$33	—%
Brokerage revenue	3,947	3,832	115	3%	12,302	11,857	445	4%
Residential mortgage banking revenue, net	31,484	33,430	(1,946)	(6)%	103,085	94,158	8,927	9%
(Loss) gain on sale of investment securities, net	—	(6)	6	(100)%	14	27	(13)	(48)%
Unrealized holding losses on equity securities	(462)	—	(462)	nm	(1,894)	—	(1,894)	nm
Gain on loan sales, net	2,772	9,260	(6,488)	(70)%	5,350	14,324	(8,974)	(63)%
Loss on junior subordinated debentures carried at fair value	—	(1,590)	1,590	(100)%	—	(4,717)	4,717	(100)%
BOLI income	2,051	2,041	10	—%	6,181	6,199	(18)	—%
Other income	17,022	13,877	3,145	23%	51,479	40,133	11,346	28%
Total	$72,388	$76,693	$(4,305)	(6)%	$222,606	$208,037	$14,569	7%
nm = Not Meaningful

Residential mortgage banking revenue for the three and nine months ended September 30, 2018 as compared to the same periods of 2017 decreased by $1.9 million and increased by $8.9 million, respectively. The decrease for the three month period was primarily driven by a decline in mortgage originations due to a slowdown in refinance activity, along with a lower gain on sale margin which decreased to 2.77% for the three months ended September 30, 2018, compared to 3.68% in the same period of the prior year. This decrease was partially offset by a positive MSR fair value adjustment of $199,000 for the three months ended September 30, 2018, as compared to the negative MSR fair value adjustment of $9.2 million for the three months ended September 30, 2017. The increase for the nine month period was primarily driven by a lower loss on fair value of the MSR asset of $125,000 relative to the loss on fair value of $25.2 million for the nine months ended September 30, 2017. This was offset by a decrease in the gain on sale margin to 3.15% for the nine months ended September 30, 2018, compared to 3.50% in the same period of the prior year.

For the three and nine months ended September 30, 2018, the unrealized holding losses on equity securities of $462,000 and $1.9 million were reported in earnings rather than in other comprehensive losses, net of tax, due to a change in accounting principle that requires equity securities to be recorded at fair value with changes in fair value reported in net income.

The gain on loan sales for the three and nine months ended September 30, 2018 decreased by $6.5 million and $9.0 million due to the mix and volume of loans sold during the periods.

For the three and nine months ended September 30, 2018, the losses on junior subordinated debentures carried at fair value of $2.4 million and $5.6 million, respectively, were recorded net of tax as other comprehensive losses of $1.8 million and $4.2 million, respectively, rather than reported in earnings as in prior periods due to a change in accounting principle for liabilities elected to be recorded at fair value.

Other income for the three and nine months ended September 30, 2018 compared to the same periods in the prior year increased by $3.1 million and $11.3 million, respectively. The increase was primarily related to the debt capital market swap derivatives revenues which increased by $3.6 million and $7.6 million, respectively, during the periods. In addition, other income included a gain of $1.2 million on the sale of a store during the three months ended September 30, 2018. Also included in other income for the nine months ended September 30, 2018 is a $1.0 million gain on the early redemption by the Company of two junior subordinated debentures, and a $1.2 million gain on residual value of leased assets, contributing to the increase in other income.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2018 was $179.3 million, a decrease of $9.1 million or 5% as compared to the same period in 2017. Non-interest expense for the nine months ended September 30, 2018 was $561.0 million, an increase $5.9 million, or 1% as compared to the same period in 2017. The following table presents the key elements of non-interest expense for the three and nine months ended September 30, 2018 and 2017:

Non-Interest Expense

(in thousands)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018	2017	Change Amount	Change Percent	2018	2017	Change Amount	Change Percent
Salaries and employee benefits	$103,575	$108,732	$(5,157)	(5)%	$323,466	$323,766	$(300)	—%
Occupancy and equipment, net	36,530	37,648	(1,118)	(3)%	112,775	113,276	(501)	—%
Communications	4,165	4,549	(384)	(8)%	13,045	14,512	(1,467)	(10)%
Marketing	3,969	1,950	2,019	104%	8,857	6,057	2,800	46%
Services	14,794	9,578	5,216	54%	46,482	32,269	14,213	44%
FDIC assessments	4,303	4,405	(102)	(2)%	13,475	12,939	536	4%
Gain on other real estate owned, net	(128)	(99)	(29)	29%	(258)	(474)	216	(46)%
Intangible amortization	1,541	1,689	(148)	(9)%	4,624	5,067	(443)	(9)%
Merger related expenses	—	6,664	(6,664)	(100)%	—	9,324	(9,324)	(100)%
Other expenses	10,543	13,238	(2,695)	(20)%	38,511	38,353	158	—%
Total	$179,292	$188,354	$(9,062)	(5)%	$560,977	$555,089	$5,888	1%

Salaries and employee benefits costs decreased by $5.2 million and $300,000 for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year. The decrease in salaries and employee benefits for the three months ended September 30, 2018, is primarily related to lower salaries and benefits expense, resulting from the Company's organizational simplification and design phase of the operational excellence initiatives. In the nine months ended September 30, 2018, the decrease was offset by employee severance costs due to organizational simplification efforts.

Occupancy and equipment expense decreased by $1.1 million and $501,000 for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year. The decrease relates to the reduction in the number of store locations, offset by additional software maintenance contract expenses during the periods.

Communications expense decreased by $384,000 and $1.5 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year, due to declines in telephone and data processing costs.

Marketing expense increased by $2.0 million and $2.8 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year. The increase is related to our marketing campaign to educate our customers about the bank's new customer-focused technologies and digital marketing efforts.

Services expense increased by $5.2 million and $14.2 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year, primarily related to consulting fees in 2018 to help identify and implement organizational simplification and efficiencies, including procurement, occupancy optimization, and providing a more efficient customer experience.

The merger related expenses of $6.7 million and $9.3 million for the three and nine months ended September 30, 2017 relate to the merger with Sterling and were the result of costs associated with the final work on a non-customer facing system conversion. There were no merger related expenses in 2018.

Other non-interest expense decreased by $2.7 million and increased by $158,000 for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year. The decrease is related to a decrease in brokered money market fees, non-performing loan expenses, and exit or disposal costs during the three months ended September 30, 2018. The increase for the nine months ended is due to an increase in exit and disposal costs during the nine months ended September 30, 2018, related to 31 store closures, offset by decreases in brokered money market fees and non-performing loan expenses.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three and nine months ended September 30, 2018 was 25.9% and 24.9%, respectively, as compared to 35.9% and 36.1% for the three and nine months ended September 30, 2017, respectively. The effective tax rates for 2018 differed from the federal statutory rate of 21% and the apportioned state rate of 6% (net of the federal tax benefit) principally because of the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, non-deductible FDIC premiums and return to provision adjustments.  The decline in effective tax rate from the prior periods relates to the reduction in federal taxes as a result of the Tax Act passed in December 2017.

FINANCIAL CONDITION

Investment Securities

Equity and other securities were $62.5 million at September 30, 2018, up from $12.3 million at December 31, 2017. The increase reflects the prospective change in classification of equity securities that were previously classified as available for sale.

Investment securities available for sale were $2.9 billion as of September 30, 2018, compared to $3.1 billion at December 31, 2017.  The decrease was due to sales and paydowns of $341.7 million, a decrease of $75.5 million in fair value of investment securities available for sale and the reclassification of equity securities previously classified as available for sale, offset by purchases of $283.9 million of investment securities.

Investment securities held to maturity were $3.7 million as of September 30, 2018, comparable to $3.8 million at December 31, 2017.

The following tables present the available for sale and held to maturity investment securities portfolio by major type as of September 30, 2018 and December 31, 2017:

 Investment Securities Composition

(dollars in thousands)	Investment Securities Available for Sale
	September 30, 2018		December 31, 2017
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$39,469	1%	$39,698	1%
Obligations of states and political subdivisions	294,664	10%	308,456	10%
Residential mortgage-backed securities and collateralized mortgage obligations	2,530,261	89%	2,665,645	87%
Investments in mutual funds and other securities	—	—%	51,970	2%
Total	$2,864,394	100%	$3,065,769	100%

(dollars in thousands)	Investment Securities Held to Maturity
	September 30, 2018		December 31, 2017
	Amortized Cost	%	Amortized Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$3,672	100%	$3,803	100%
Total	$3,672	100%	$3,803	100%

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

Gross unrealized losses in the available for sale investment portfolio were $111.9 million at September 30, 2018.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $106.4 million. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

Restricted Equity Securities

Restricted equity securities were $40.3 million at September 30, 2018 and $43.5 million at December 31, 2017, the majority of which represents the Bank's investment in the FHLB of Des Moines. The decrease is attributable to redemptions of FHLB stock and Pacific Coast Banker's Bank stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Loans and Leases

Loans and Leases, net

Total loans and leases outstanding at September 30, 2018 were $19.9 billion, an increase of $834.8 million as compared to December 31, 2017. The increase is principally attributable to net new loan and lease originations of $991.7 million, partially offset by loans sold of $114.4 million, charge-offs of $46.5 million and transfers to other real estate owned of $2.6 million during the period.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of September 30, 2018 and December 31, 2017.

Loan and Lease Concentrations

(dollars in thousands)	September 30, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,527,357	17.8%	$3,483,197	18.3%
Owner occupied term, net	2,474,845	12.5%	2,476,654	13.0%
Multifamily, net	3,225,538	16.2%	3,060,616	16.1%
Construction & development, net	646,684	3.2%	540,696	2.8%
Residential development, net	198,518	1.0%	165,941	0.9%
Commercial
Term, net	2,149,376	10.8%	1,944,925	10.2%
Lines of credit & other, net	1,133,508	5.7%	1,166,275	6.1%
Leases & equipment finance, net	1,282,128	6.5%	1,167,503	6.1%
Residential
Mortgage, net	3,468,569	17.5%	3,182,888	16.7%
Home equity loans & lines, net	1,143,351	5.8%	1,097,877	5.8%
Consumer & other, net	604,159	3.0%	732,620	4.0%
Total, net of deferred fees and costs	$19,854,033	100.0%	$19,019,192	100.0%

Asset Quality and Non-Performing Assets

Non-Performing Assets

The following table summarizes our non-performing assets and restructured loans as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	September 30, 2018	December 31, 2017
Loans and leases on non-accrual status	$54,059	$51,355
Loans and leases past due 90 days or more and accruing (1)	33,812	30,963
Total non-performing loans and leases	87,871	82,318
Other real estate owned	11,774	11,734
Total non-performing assets	$99,645	$94,052
Restructured loans (2)	$14,531	$32,168
Allowance for loan and lease losses	$144,026	$140,608
Reserve for unfunded commitments	4,294	3,963
Allowance for credit losses	$148,320	$144,571
Asset quality ratios:
Non-performing assets to total assets	0.37%	0.37%
Non-performing loans and leases to total loans and leases	0.44%	0.43%
Allowance for loan and leases losses to total loans and leases	0.73%	0.74%
Allowance for credit losses to total loans and leases	0.75%	0.76%
Allowance for credit losses to total non-performing loans and leases	169%	176%

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $8.0 million and $12.4 million at September 30, 2018 and December 31, 2017, respectively.

(2)	Represents accruing restructured loans performing according to their restructured terms.

The purchased non-credit impaired loans had remaining discount that is expected to accrete into interest income over the life of the loans of $27.2 million and $36.7 million, as of September 30, 2018 and December 31, 2017, respectively. The purchased credit impaired loan pools had remaining discount of $26.3 million and $33.2 million, as of September 30, 2018 and December 31, 2017, respectively.

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

Restructured Loans

At September 30, 2018 and December 31, 2017, impaired loans of $14.5 million and $32.2 million, respectively, were classified as performing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a new restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $144.0 million at September 30, 2018, an increase of $3.4 million from $140.6 million at December 31, 2017. The following table shows the activity in the ALLL for the three and nine months ended September 30, 2018 and 2017:

Allowance for Loan and Lease Losses

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance, beginning of period	$144,556	$136,867	$140,608	$133,984
Charge-offs	(15,896)	(13,222)	(46,523)	(40,168)
Recoveries	3,655	3,861	11,255	11,361
Net charge-offs	(12,241)	(9,361)	(35,268)	(28,807)
Provision for loan and lease losses	11,711	11,997	38,686	34,326
Balance, end of period	$144,026	$139,503	$144,026	$139,503
As a percentage of average loans and leases (annualized):
Net charge-offs	0.25%	0.20%	0.24%	0.21%
Provision for loan and lease losses	0.24%	0.26%	0.27%	0.26%
Recoveries as a percentage of charge-offs	22.99%	29.20%	24.19%	28.28%

The increase in allowance for loan and lease losses as of September 30, 2018 compared to the same period of the prior year was primarily attributable to strong growth in the loan portfolio. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans in each category to total loans and leases as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	September 30, 2018		December 31, 2017
	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$46,341	50.7%	$45,765	51.1%
Commercial	65,445	23.0%	63,305	22.4%
Residential	21,026	23.3%	19,360	22.5%
Consumer & other	11,214	3.0%	12,178	4.0%
Allowance for loan and lease losses	$144,026		$140,608

At September 30, 2018, the recorded investment in loans classified as impaired totaled $43.5 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $220,000.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2017, the total recorded investment in impaired loans was $59.9 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $535,000.

The following table presents a summary of activity in the RUC:

Summary of Reserve for Unfunded Commitments Activity

(in thousands)	Three months ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance, beginning of period	$4,130	$3,816	$3,963	$3,611
Net charge to other expense	164	116	331	321
Balance, end of period	$4,294	$3,932	$4,294	$3,932

We believe that the ALLL and RUC at September 30, 2018 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Residential Mortgage Servicing Rights

The following table presents the key elements of our residential mortgage servicing rights portfolio for the three and nine months ended September 30, 2018 and 2017:

Summary of Residential Mortgage Servicing Rights

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance, beginning of period	$166,217	$141,832	$153,151	$142,973
Additions for new MSR capitalized	8,622	8,626	22,012	23,486
Changes in fair value:
Due to changes in model inputs or assumptions (1)	933	(4,861)	16,828	(13,040)
Other (2)	(734)	(4,372)	(16,953)	(12,194)
Balance, end of period	$175,038	$141,225	$175,038	$141,225

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential serviced loan portfolio as of September 30, 2018 and December 31, 2017 was as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Balance of loans serviced for others	$15,810,455	$15,336,597
MSR as a percentage of serviced loans	1.11%	1.00%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangibles Assets

At September 30, 2018 and December 31, 2017, we had goodwill of $1.8 billion.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. There were no changes to goodwill during the three and nine months ended September 30, 2018.

At September 30, 2018, we had other intangible assets of $25.5 million, as compared to $30.1 million at December 31, 2017.   As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which include all deposits except certificates of deposit, are recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten to fifteen year life. The decrease from December 31, 2017 relates to the amortization of the other intangible assets of $4.6 million for the nine months ended September 30, 2018.

Deposits

Total deposits were $20.9 billion at September 30, 2018, an increase of $944.5 million, as compared to December 31, 2017. The increase is attributable to growth in time deposits in addition to an increase in non-interest bearing demand and savings, partially offset by lower money market balances attributable to planned public and brokered funds run-off.

The following table presents the deposit balances by major category as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	September 30, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
Non-interest bearing demand	$6,859,411	33%	$6,505,628	33%
Interest bearing demand	2,320,560	11%	2,384,133	12%
Money market	6,325,808	30%	7,037,891	35%
Savings	1,499,872	7%	1,446,860	7%
Time, $100,000 or greater	2,879,782	14%	1,684,498	8%
Time, less than $100,000	1,007,341	5%	889,290	5%
Total	$20,892,774	100%	$19,948,300	100%

The Company's brokered deposits totaled $1.3 billion at September 30, 2018, compared to $865.2 million at December 31, 2017.  The growth in brokered time deposits was due to additional brokered deposits obtained in the first half of 2018.

Borrowings

At September 30, 2018, the Bank had outstanding $287.0 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt consisting of advances from the FHLB of $751.8 million at September 30, 2018, and are secured by investment securities and loans secured by real estate. The FHLB advances have fixed interest rates ranging from 1.16% to 7.10% and mature in 2018 through 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $371.6 million and $377.8 million at September 30, 2018 and December 31, 2017, respectively.  The decrease is due to the redemption of the Humboldt Bancorp Statutory Trust I and HB Capital Trust I junior subordinated debentures, which had carrying values of $11.7 million as of December 31, 2017. The decrease is partially offset by the increase in fair value for the junior subordinated debentures elected to be carried at fair value. As of September 30, 2018, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 7% of total deposits at September 30, 2018 and 9% of total deposits at December 31, 2017. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $7.2 billion at September 30, 2018, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $559.5 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at September 30, 2018. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $157.0 million of dividends paid by the Bank to the Company in the nine months ended September 30, 2018.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $318.6 million during the nine months ended September 30, 2018, with the difference between cash provided by operating activities and net income consisting of the net increase in other liabilities and depreciation, amortization and accretion. This compares to net cash provided by operating activities of $250.5 million during the nine months ended September 30, 2017, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $2.6 billion, offset by originations of loans held for sale of $2.6 billion.

Net cash of $847.2 million used in investing activities during the nine months ended September 30, 2018, consisted principally of net loan originations of $991.7 million, purchases of investment securities available for sale of $283.9 million, and purchases of restricted equity securities of $45.6 million and net cash paid in divestiture of a store of $35.2 million, offset by proceeds from investment securities available for sale of $341.7 million, proceeds from sale of loans and leases of $119.8 million, and redemption of restricted equity securities of $48.8 million. This compares to net cash of $1.5 billion used in investing activities during the nine months ended September 30, 2017, which consisted principally of net loan originations of $1.4 billion, purchases of investment securities available for sale of $783.4 million, and purchases of restricted equity securities of $243.2 million, offset by proceeds from investment securities available for sale of $437.0 million, redemption of restricted equity securities of $243.2 million and proceeds from the sale of loans and leases of $220.2 million.

Net cash of $773.6 million provided by financing activities during the nine months ended September 30, 2018 primarily consisted of $981.6 million increase in net deposits and proceeds from term debt borrowings of $50.0 million, offset by $127.7 million of dividends paid on common stock, and $100.7 million repayment of term debt. This compares to net cash of $689.2 million provided by financing activities during the nine months ended September 30, 2017, which consisted primarily of $831.8 million increase in net deposits and proceeds from term debt borrowings of $205.0 million, offset by $205.0 million repayment of term debt and $105.7 million in dividends paid on common stock.

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

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk
Information regarding Concentrations of Credit Risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at September 30, 2018 was $4.0 billion, an increase of $34.5 million from December 31, 2017. The increase in shareholders' equity during the nine months ended September 30, 2018 was principally due to net income for the period, offset by declared common dividends and other comprehensive loss, net of tax.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2018 and 2017:

Cash Dividends and Payout Ratios per Common Share

	Three months ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Dividend declared per common share	$0.21	$0.18	$0.61	$0.50
Dividend payout ratio	51%	62%	57%	66%

As of September 30, 2018, a total of 10.2 million shares are available for repurchase under the Company's current share repurchase plan. During the nine months ended September 30, 2018, the Company repurchased 327,000 shares under this plan. The Board of Directors approved an extension of the repurchase plan to July 31, 2019. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III") at September 30, 2018 and December 31, 2017:

(dollars in thousands)	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,877,809	13.63%	$1,688,940	8.00%	$2,111,175	10.00%
Umpqua Bank	$2,730,110	12.95%	$1,687,047	8.00%	$2,108,808	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,278,489	10.79%	$1,266,705	6.00%	$1,688,940	8.00%
Umpqua Bank	$2,581,890	12.24%	$1,265,285	6.00%	$1,687,047	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,278,489	10.79%	$950,029	4.50%	$1,372,264	6.50%
Umpqua Bank	$2,581,890	12.24%	$948,964	4.50%	$1,370,725	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,278,489	9.24%	$986,418	4.00%	$1,233,022	5.00%
Umpqua Bank	$2,581,890	10.48%	$985,710	4.00%	$1,232,138	5.00%
As of December 31, 2017
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,844,261	14.06%	$1,618,009	8.00%	$2,022,511	10.00%
Umpqua Bank	$2,668,069	13.21%	$1,615,698	8.00%	$2,019,623	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,238,540	11.07%	$1,213,507	6.00%	$1,618,009	8.00%
Umpqua Bank	$2,523,599	12.50%	$1,211,774	6.00%	$1,615,698	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,238,540	11.07%	$910,130	4.50%	$1,314,632	6.50%
Umpqua Bank	$2,523,599	12.50%	$908,830	4.50%	$1,312,755	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,238,540	9.38%	$954,403	4.00%	$1,193,003	5.00%
Umpqua Bank	$2,523,599	10.59%	$953,264	4.00%	$1,191,579	5.00%

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of September 30, 2018.

No change in our internal controls occurred during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2018:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
7/1/18 - 7/31/18	67	$22.20	—	10,155,429
8/1/18 - 8/31/18	17,672	$21.67	—	10,155,429
9/1/18 - 9/30/18	45	$21.46	—	10,155,429
Total for quarter	17,784	$21.67	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 17,784 shares to be issued upon vesting of restricted stock awards to pay withholding taxes. During the three months ended September 30, 2018, no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2019. As of September 30, 2018, a total of 10.2 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

Item 3.            Defaults upon Senior Securities
Not applicable
Item 4.            Mine Safety Disclosures
Not applicable
Item 5.            Other Information

As disclosed in Note 1 to the Condensed Consolidated Financial Statements, a correction of prior period balances has been made in the current 10-Q to reflect the correction of the calculation and corresponding recognition of the accretion of the purchase accounting discount on the loans acquired from Sterling Financial Corporation (ASC 310-20 loans). Management believes that the effect of this restatement is not material to our previously issued consolidated financial statements. We have therefore restated in the accompanying financial statements the previously presented consolidated balance sheet and statement of changes in shareholders equity as of December 31, 2017. We will prospectively correct the prior periods in our future filings of the 2018 Annual Report on Form 10-K and the 2019 Quarterly Report on Form 10-Q as of March 31, 2019. The following is a summary of the adjustment for each period to reflect the impact of the correction on prior periods, noting that only required comparative periods have been revised in this 10-Q.

(in thousands)
Consolidated Statement of Income
For the year ended December 31,	2014	2015	2016	2017
	As reported	As reported	As reported	As reported
Interest and fees on loans and leases	$763,803	$869,433	$850,067	$865,521
Gain on loan sales, net	15,113	22,380	13,356	16,721
Income before provision for income taxes	230,698	347,127	365,699	341,955
Provision for income taxes	83,040	124,588	132,759	95,936
Net income	147,658	222,539	232,940	246,019

Consolidated Balance Sheets
As of December 31,	2014	2015	2016	2017
	As reported	As reported	As reported	As reported
Loans and leases	$15,338,794	$16,866,536	$17,508,663	$19,080,184
Deferred tax assets, net	230,442	138,082	34,322	—
Deferred tax liability, net	—	—	—	37,503
Retained earnings	246,242	331,301	422,839	522,520

Consolidated Statement of Income
For the year ended December 31,	2014	2015	2016	2017
	Adjustment	Adjustment	Adjustment	Adjustment
Interest and fees on loans and leases	$(33,513)	$(31,822)	$(6,476)	$5,797
Gain on loan sales, net	—	1,943	1,788	1,291
Income before provision for income taxes	(33,513)	(29,879)	(4,688)	7,088
Provision for income taxes	(12,902)	(11,649)	(1,816)	10,794
Net income	(20,611)	(18,230)	(2,872)	(3,706)

Consolidated Balance Sheets
As of December 31,	2014	2015	2016	2017
	Adjustment	Adjustment	Adjustment	Adjustment
Loans and leases	$(33,513)	$(63,392)	$(68,080)	$(60,992)
Deferred tax assets, net	12,902	24,551	26,367	—
Deferred tax liability, net	—	—	—	(15,573)
Retained earnings	(20,611)	(38,841)	(41,713)	(45,419)

Consolidated Statement of Income
For the year ended December 31,	2014	2015	2016	2017
	As revised	As revised	As revised	As revised
Interest and fees on loans and leases	$730,290	$837,611	$843,591	$871,318
Gain on loan sales, net	15,113	24,323	15,144	18,012
Income before provision for income taxes	197,185	317,248	361,011	349,043
Provision for income taxes	70,138	112,939	130,943	106,730
Net income	127,047	204,309	230,068	242,313

Consolidated Balance Sheets
As of December 31,	2014	2015	2016	2017
	As revised	As revised	As revised	As revised
Loans and leases	$15,305,281	$16,803,144	$17,440,583	$19,019,192
Deferred tax assets, net	243,344	162,633	60,689	—
Deferred tax liability, net	—	—	—	21,930
Retained earnings	225,631	292,460	381,126	477,101

Additionally, the impact for the three months ended March 31, 2018 is as follows:

(in thousands)
Condensed Consolidated Statement of Income	For the three months ended March 31, 2018
	As reported	Adjustment	As revised
Interest and fees on loans and leases	$227,738	$1,750	$229,488
Gain on loan sales, net	1,230	—	1,230
Income before provision for income taxes	102,029	1,750	103,779
Provision for income taxes	24,360	447	24,807
Net income	77,669	1,303	78,972

Condensed Consolidated Balance Sheets	For the three months ended March 31, 2018
	As reported	Adjustment	As revised
Loans and leases	$19,314,589	$(59,242)	$19,255,347
Deferred tax liability, net	39,277	(15,126)	24,151
Retained earnings	546,330	(44,116)	502,214

Item 6.            Exhibits

Exhibit #	Description
3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	November 2, 2018	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	November 2, 2018	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	November 2, 2018	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer