Form 10-K
period 2018-12-31
UMPQUA HOLDINGS CORP
filed 2019-02-21
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended: December 31, 2018

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
[X]   Yes   [  ]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
[  ]   Yes   [X]   No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2018, based on the closing price on that date of $22.59 per share, and 218,926,715 shares held was $4,945,554,492.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:
The number of shares of the Registrant's common stock (no par value) outstanding as of January 31, 2019 was 220,296,659.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders of Umpqua Holdings Corporation ("Proxy Statement") are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

UMPQUA HOLDINGS CORPORATION
FORM 10-K CROSS REFERENCE INDEX

PART I
ITEM 1. BUSINESS.
In this Annual Report on Form 10-K, we refer to Umpqua Holdings Corporation as the "Company," "Umpqua," "we," "us," "our," or similar references.
This Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends" and "forecast" and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds; Next Gen initiatives; investments in data, analytics and technology; our securities portfolio; loan sales; adequacy of our allowance for loan and lease losses and reserve for unfunded commitments; provision for loan and lease losses; impaired loans and future losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; litigation; dividends; junior subordinated debentures; mortgage servicing rights values; tax rates and the effect of accounting pronouncements. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:

•	our ability to successfully implement and sustain information technology product and system enhancements and operational initiatives;

•	our ability to attract new deposits and loans and leases on acceptable terms;

•	our ability to retain deposits and customer relationships during store consolidations;

•	demand for financial services in our market areas;

•	competitive market pricing factors;

•	our ability to effectively develop and implement new technology;

•	deterioration in economic conditions that could result in increased loan and lease losses, especially those risks associated with concentrations in real estate related loans;

•	market interest rate volatility;

•	prolonged low interest rate environments;

•	compression of our net interest margin;

•	stability and cost of funding sources

•	continued availability of borrowings and other funding sources such as brokered and public deposits;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could increase expenses or restrict growth;

•	our ability to recruit and retain key management and staff;

•	availability of and competition for acquisition opportunities;

•	risks associated with merger and acquisition integration;

•	significant decline in the market value of the Company that could result in an impairment of goodwill;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on the Bank's ability to pay dividends to the Company;

•	financial services reform and the impact legislation and implementing regulations on our business operations, including our compliance costs, interest expense, and revenue;

•	a breach or failure of our operational or security systems, or those of our third-party vendors, including as a result of cyberattacks; and

•	competition, including from financial technology companies.

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

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information with the SEC. You may obtain these reports and statements, and any amendments, from the SEC's website at www.sec.gov. You may obtain copies of these reports, and any amendments, through our website at www.umpquabank.com. These reports are available through our website as soon as reasonably practicable after they are filed electronically with the SEC.

General Background
Headquartered in Roseburg, Oregon, Umpqua Bank is considered one of the most innovative community banks in the United States, recognized nationally and internationally for its unique company culture and customer experience strategy, which we believe differentiate the Company from its competition. The Bank provides a broad range of banking, wealth management, mortgage and other financial services to corporate, institutional, and individual customers, and also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company.
Umpqua Investments is a registered broker-dealer and registered investment advisor with offices in Oregon, Washington, and California, and also offers products and services through Umpqua Bank stores. The firm is one of the oldest investment companies in the Northwest. Umpqua Investments offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, and money market instruments), mutual funds, annuities, options, retirement planning, advisory account services, goals-based planning and insurance.
Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes regular examinations by these regulatory agencies.

Business Strategy
Umpqua Bank's primary objective is to become the leading community-oriented financial services organization throughout the Western United States. We intend to increase market share, grow our assets and increase profitability and shareholder value by differentiating ourselves from competitors through the following strategies:
Use Human Digital Banking Approach to Retain and Expand Customer Base. As consumer preferences evolve with technological changes, our strategy remains consistent: deliver an extraordinary experience across all customer touchpoints. As a result, we've developed our Human Digital banking approach, which uses technology to empower deeper, even more meaningful relationships with our customers. We believe this differentiates Umpqua and positions the Company well to adapt quickly as customer use of physical and digital channels evolves. We believe that by introducing this combination of personal and digital banking services through platforms like Umpqua Go-To, we're enhancing our ability to attract a broader range of customers and expand our value proposition across all channels.

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
Deliver on Strategic Initiative. The Company's 3-year (2018 - 2020) strategic initiative, "Umpqua Next Gen," is designed to modernize the company, diversify and increase revenue, and streamline expenses.  Umpqua Next Gen builds on the customer-centric approach to banking, allowing us to differentiate ourselves in the marketplace and create a competitive advantage. This strategy is called Human Digital banking, an approach that helps the Company transform into an organization that uses technology, data and analytics to empower our associates to build deeper, more valuable, and more profitable customer relationships. During 2018, we launched our Go-To application, which puts customers in touch with their accounts as well as with their own financial advisor.
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
Establish Strong Brand Awareness. As a financial services provider, we devote considerable resources to developing the "Umpqua Bank" brand. This is done through design strategy, marketing, merchandising, and delivery through our customer-facing channels, as well as through active public relations, social media and community-based events and initiatives. From Bank-branded bags of custom roasted coffee beans to educational seminars, in-store events and social giving campaigns, Umpqua's goal is to connect with our customers and communities in fresh and engaging ways. The unique look and feel of our stores and interactive displays help demonstrate our commitment to being an innovative, customer-friendly provider of financial products and services, and our active community engagement and investments stand out with commercial customers. Our brand activation approach is based on actions, not just advertising, and builds strong consumer awareness of our products and services.
Prudently Manage Capital. An important part of our strategy is to continue to manage capital prudently, and to employ excess capital in a thoughtful and opportunistic manner that improves shareholder returns and minimizes risk to capital. We accomplish this through organic growth, dividends, and nominal share repurchases. We also opportunistically pursue strategic acquisitions, which could include technology-driven enterprises or banks and financial services companies in markets where we see growth potential.

Marketing and Sales
Our goal of increasing our share of financial services in our market areas is driven by a technology, marketing, communications and sales strategy with the following key components:
Integrated Marketing and Communications. Our comprehensive marketing and communications strategy aims to strengthen the Umpqua Bank brand and generate public awareness through innovative marketing initiatives that stand out in our markets and our industry. The Bank has been recognized nationally for its use of new media and unique approach. From the Bank's Local Spotlight program, ice cream trucks and social giving platform, to interactive community activation initiatives, Umpqua is leveraging both traditional and emerging media channels in new ways to advance the brand and create meaningful connections with consumers.

Retail Store Concept. The physical environment continues to play a critical role both in creating awareness of our brand and franchise, as well as in successfully providing the right products and services to our customers. Using a more retailer-oriented approach, we encourage existing and potential customers to come in to our physical locations. To that end, we design our physical locations to display financial services and products in ways that are highly tactile and engaging. Unlike many financial institutions, we encourage all in our communities to visit our stores, where they are greeted by well-trained associates and encouraged to browse our products and services. Our "Next Gen" store model includes features like free wireless, free use of laptop computers, open rooms with refrigerated beverages and innovative product packaging.

Growth Culture. We believe strongly that by investing in the growth of our associates, customers and communities, we will create more opportunity to provide our products and services and to create deeper customer relationships across all divisions, from retail to mortgage and wholesale. Although a successful marketing program will attract customers to visit, well-trained associates are critical to solving customer needs with the right products and services. Umpqua's culture has become well established throughout the organization due to a clear focus and ongoing training of our associates on all aspects of sales and service. We provide training through our in-house training to recognize and celebrate associates who demonstrate an exceptional commitment to our customers and deliver smart financial solutions our customers value. This service culture has become iconic in our industry, and is a key element in our ability to attract both talented associates and loyal customers.

Products and Services
We offer an array of traditional and digital financial products to meet the banking needs of our market area and target customers. To ensure the ongoing viability of our product offerings, we regularly examine the desirability and profitability of existing and potential new products. Other avenues through which customers can access our products include our Go-To app and redesigned web site.
Deposit Products. We offer deposit products, including non-interest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit. Interest-bearing accounts earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. Our approach is to provide a streamlined customer experience that meets the customer's needs across all channels. This approach is designed to add value for the customer, increase products per household and generate related fee income.
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
Wealth Management. In its combined role as a broker/dealer and a registered investment advisor, Umpqua Investments may provide comprehensive financial planning advice to its clients as well as investment services. This advice can include cash management, risk management (insurance planning/sales), investment planning (including investment advice and/or portfolio checkups), retirement planning (for employees and employers), or estate planning. The broker/dealer side of Umpqua Investments offers a full range of brokerage services including equity and fixed income products, mutual funds, annuities, options and life insurance products. At December 31, 2018, Umpqua Investments had 57 Series 7-licensed financial advisors serving clients at stand-alone retail brokerage offices, as well as "Investment Opportunity Centers" located in select Bank stores.
Commercial Loans and Leases and Commercial Real Estate Loans. We offer specialized loans for corporate and commercial customers, including accounts receivable and inventory financing, multifamily loans, equipment loans, commercial equipment leases, international trade, real estate construction loans and permanent financing and Small Business Administration ("SBA") program financing as well as capital markets and treasury management services. Additionally, we offer specially designed loan products for small businesses through our Small Business Division, and have a business banking division to increase lending to small and mid-sized businesses. Ongoing credit management activities continue to focus on commercial real estate loans given this is a significant portion of our loan portfolio. We are also engaged in initiatives that continue to diversify the loan portfolio including a strong focus on commercial and industrial loans in addition to financing owner-occupied properties.
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

Market Area and Competition
The geographic markets we serve are highly competitive for deposits, loans, leases and retail brokerage services. We compete with traditional banking institutions, as well as non-bank financial service providers, such as credit unions, brokerage firms and mortgage companies. In our primary market areas of Oregon, Washington, California, Idaho, and Nevada, major national banks generally hold dominant market share positions. By virtue of their larger capital bases, these institutions have significantly larger lending limits than we do, generally have more expansive branch networks, and can invest in technology on a larger scale than we can. Competition also includes other commercial banks that are community-focused.
As the industry becomes increasingly oriented toward technology-driven delivery systems, permitting transactions to be conducted on mobile devices and computers, non-bank institutions are able to attract funds and provide lending and other financial services even without offices located in our primary service area. Some insurance companies and brokerage firms compete for deposits by offering rates that are higher than may be appropriate for the Bank in relation to its asset and liability management objectives. However, we offer a wide array of deposit products and believe we can compete effectively through rate-driven product promotions. We also compete with full service investment firms for non-bank financial products and services offered by Umpqua Investments.
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

The following tables presents the Bank's market share percentage for total deposits as of June 30, 2018, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from S&P Global, which compiles deposit data published by the Federal Deposit Insurance Corporation ("FDIC") as of June 30, 2018 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

Oregon				Washington
County	Market Share	Market Rank	Number of Stores	County	Market Share	Market Rank	Number of Stores
Baker	29.8%	1	1	Adams	21.4%	3	2
Benton	7.5%	6	2	Asotin	18.4%	2	1
Clackamas	3.0%	7	3	Benton	5.1%	8	2
Columbia	16.9%	3	1	Clallam	4.5%	8	2
Coos	39.5%	1	5	Clark	14.9%	3	8
Curry	45.1%	1	2	Douglas	10.9%	3	1
Deschutes	8.5%	6	5	Franklin	7.3%	7	1
Douglas	68.8%	1	8	Grant	7.9%	6	2
Grant	21.5%	3	1	Grays Harbor	7.9%	4	1
Harney	25.3%	2	1	King	1.6%	10	20
Jackson	18.4%	1	7	Kitsap	0.9%	15	1
Josephine	19.0%	2	4	Kittitas	16.5%	3	2
Klamath	31.4%	1	3	Klickitat	35.4%	1	2
Lake	30.6%	2	1	Lewis	13.3%	2	3
Lane	16.6%	2	6	Okanogan	22.4%	2	2
Lincoln	8.3%	6	2	Pierce	3.5%	8	8
Linn	14.9%	4	3	Skamania	66.5%	1	1
Malheur	20.5%	2	3	Snohomish	1.2%	19	1
Marion	6.4%	7	3	Spokane	18.3%	2	9
Multnomah	4.5%	6	14	Thurston	3.1%	10	4
Polk	6.7%	6	1	Walla Walla	3.3%	6	2
Tillamook	29.4%	2	1	Whatcom	3.1%	11	3
Umatilla	5.5%	6	2	Whitman	5.4%	8	1
Union	22.3%	2	2
Wallowa	24.5%	2	1
Washington	7.0%	5	6
Yamhill	2.7%	9	1

California				Idaho
County	Market Share	Market Rank	Number of Stores	County	Market Share	Market Rank	Number of Stores
Amador	4.8%	7	1	Ada	0.4%	17	2
Butte	2.6%	10	1	Benewah	20.3%	3	1
Calaveras	25.7%	2	3	Idaho	43.4%	1	1
Colusa	43.9%	1	2	Kootenai	2.3%	9	2
Contra Costa	0.4%	17	3	Latah	24.3%	2	2
El Dorado	5.8%	6	3	Nez Perce	16.2%	3	1
Glenn	28.7%	2	2	Valley	26.5%	3	2
Humboldt	25.0%	1	5
Lake	19.9%	2	2
Los Angeles	0.1%	63	3	Nevada
Marin	1.6%	12	3	Washoe	3.4%	7	4
Mendocino	4.2%	6	1
Napa	9.1%	4	5
Orange	0.6%	28	1
Placer	4.1%	6	6
Sacramento	0.8%	14	5
San Diego	0.2%	30	2
San Francisco	0.2%	17	3
San Joaquin	0.6%	17	1
San Luis Obispo	0.5%	11	1
Santa Clara	0.0%	38	1
Shasta	2.0%	8	1
Solano	3.3%	8	3
Sonoma	3.7%	9	8
Stanislaus	0.9%	15	2
Sutter	10.7%	5	2
Tehama	15.0%	2	2
Trinity	37.4%	2	1
Tuolumne	13.5%	4	2
Ventura	0.2%	22	1
Yolo	2.2%	10	1
Yuba	23.0%	3	2
Lending and Credit Functions
The Bank makes both secured and unsecured loans to individuals and businesses. At December 31, 2018, commercial real estate, commercial, residential, and consumer and other represented approximately 50.4%, 23.1%, 23.6%, and 2.9%, respectively, of the total loan and lease portfolio.
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
Employees
As of December 31, 2018, we had a total of 3,928 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement and management believes its relations with employees to be good. Information regarding employment agreements with our executive officers is contained in Item 11 below, which item is incorporated by reference to our proxy statement for the 2019 annual meeting of shareholders.
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

Federal and State Bank Regulation. Umpqua Bank, as a state chartered bank with deposits insured by the FDIC, is primarily subject to the supervision and regulation of the Oregon Department of Consumer and Business Services Division of Financial Regulation ("DCBS"), the Washington Department of Financial Institutions ("DFI"), the California Department of Business Oversight ("DBO"), the Idaho Department of Finance Banking Section, the Nevada Division of Financial Institutions, the FDIC and the Consumer Financial Protection Bureau ("CFPB"). These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices. Our primary state regulator, DCBS, regularly examines the Bank or participates in joint examinations with the FDIC.
Community Reinvestment Act and Fair Lending Laws. Umpqua Bank has a responsibility under the CRA, as implemented by FDIC regulations, to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the FDIC assesses Umpqua Bank's record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. Umpqua Bank's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of Umpqua potentially resulting in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. Umpqua Bank's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by the FDIC, as well as other federal regulatory agencies, including the CFPB and the Department of Justice.  As of the most recent CRA examination, the Bank's CRA rating was "Satisfactory".

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
On July 2, 2013, federal banking regulators approved final rules that revised the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III"). The phase-in period for the final rules began for the Company on January 1, 2015, originally full compliance with the final rules' requirements was to be phased in on January 1, 2019. On November 21, 2017, the federal banking regulators finalized a halt in the phase-in of certain provisions of the rule for certain banks including Umpqua.

The final rules, among other things, include a new common equity Tier 1 capital ("CET1") to risk-weighted assets ratio, including a capital conservation buffer. The required CET1 ratio was to gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019. The final rules would also have raised the minimum ratio of Tier 1 capital to risk-weighted assets from 6.0%, the minimum as of December 31, 2018, to 8.5% on January 1, 2019, as well as require a minimum leverage ratio of 4.0%. Under the final rules, as Umpqua grew above $15.0 billion in assets as a result of an acquisition, the combined trust preferred security debt issuances were phased out of Tier 1 and into Tier 2 capital.

The final rules had provided for a number of adjustments to and deductions from the new CET1. Deductions included, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Effective on January 1, 2018, the full transition to the Basel III treatment has been halted.

Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank, have made a one-time permanent election to continue to exclude these items in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio.

FDICIA requires federal banking regulators to take "prompt corrective action" with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered "well capitalized" as of December 31, 2018.
Federal and State Regulation of Broker-Dealers. Umpqua Investments is regulated by the Financial Industry Regulatory Authority ("FINRA"), as well as the SEC, and has customer funds, excluding decline in value of securities, insured through the Securities Investors Protection Corporation ("SIPC") as well as third party insurers.  FINRA and the SEC perform regular examinations of Umpqua Investments that include reviews of policies, procedures, recordkeeping, trade practices, and customer protection as well as other inquiries.
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
Stress Testing and Capital Planning. Umpqua was subject to the annual Dodd-Frank Act capital stress testing ("DFAST") requirements of the Federal Reserve and the FDIC. As part of the DFAST process, Umpqua was required to submit the results of the company-run stress tests to the FDIC, and Umpqua disclosed certain results from stress testing exercises.  However, in May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, modified provisions of the Dodd-Frank Act that impacted Umpqua, which includes raising the total asset threshold from $10 billion to $250 billion at which bank holding companies are required to conduct annual company-run stress tests. Although the Corporation will continue to monitor and stress test its capital consistent with the safety and soundness expectations of the federal regulators, the Company will no longer conduct company run DFAST capital stress-testing as a result of the legislative amendments.

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
As of December 31, 2018, approximately 75% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate. Our success depends in part on economic conditions in the western United States and adverse changes in markets where our real estate collateral is located could adversely affect our business. Increases in delinquency rates or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.

Deposit are an important source of funds for our continued growth and profitability.

Our business strategy calls for continued growth. Our ability to continue to grow depends in part on our ability to successfully attract deposits to fund loan growth. Core deposits are a low cost and stable source of funding and a significant source of funds for our lending activities. Our inability to retain or attract such funds could adversely affect our liquidity. If we are forced to seek other sources of funds, such as additional brokered deposits or borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our deposits, which would adversely impact our net income.

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

Changes in interest rates could reduce the value of mortgage servicing rights ("MSR").

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

We earn revenue from fees received for originating, selling and servicing mortgage loans. Generally, if interest rates rise, the demand for mortgage loans tends to fall, reducing the revenue we receive from originations and sales of mortgage loans. At the same time, mortgage banking revenue can increase through increases in fair value of MSR. When interest rates decline, originations tend to increase and the value of MSR tends to decline, also with some offsetting revenue effect. The negative effect on revenue from a decrease in the fair value of residential MSR is immediate, but any offsetting revenue benefit from more originations and the MSR relating to new loans accrues over time. It is also possible that even if interest rates were to fall, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the MSR value caused by the lower rates.

We depend upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae.

Our ability to generate revenues in our home lending group depends on programs administered by government-sponsored entities that play an important role in the residential mortgage industry. During 2018, 63% of mortgage loans were originated for sale to, or through programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. We service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae.  A majority of our mortgage servicing rights and loans serviced through subservicing agreements relate to these servicing activities. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards. Our status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller and servicer is subject to compliance with guidelines and failure to meet such guidelines could result in the unilateral termination of our status as an approved seller or servicer.  Changes in the existing government-sponsored mortgage programs or servicing eligibility standards through legislation or otherwise, or our failure to maintain a relationship with each of Fannie Mae, Freddie Mac and Ginnie Mae, could materially and adversely affect our business, financial position, results of operations and cash flows through negative impact on the pricing of mortgage related assets in the secondary market, higher mortgage rates to borrowers, or lower mortgage origination volumes and margins.

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

We may not be able to successfully implement current or future information technology system enhancements and operational initiatives.

We are investing significant resources in information technology system enhancements and operational initiative to provide functionality, new and enhanced products and services, more efficient internal operations, meet regulatory requirements and streamline our customer experience. We may not be able to successfully implement and integrate such system enhancements and related operational initiatives or do so within budgets and on time. We may incur significant training, licensing, maintenance, consulting and amortization expenses during and after implementation, and may not realize the anticipated long-term benefits.

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

The widening of the credit risk adjusted rate spreads on potential new issuances of junior subordinated debentures above our contractual spreads and reductions in three-month LIBOR rates have contributed to the cumulative positive fair value adjustment in our junior subordinated debentures carried at fair value. Tightening of these credit risk adjusted rate spreads and interest rate volatility may result in recognizing negative fair value adjustments in the future.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations and pursue our growth strategy could be materially impaired. We and the Bank are currently well capitalized under applicable regulatory guidelines. However, our business could be negatively affected if we or the Bank failed to remain well capitalized. For example, because Umpqua Bank is well capitalized, and we otherwise qualify as a financial holding company, we are permitted to engage in a broader range of activities than are permitted to a bank holding company. Loss of financial holding company status could require that we cease these broader activities. The banking regulators are authorized (and sometimes required) to impose a wide range of requirements, conditions, and restrictions on banks, thrifts, and bank holding companies that fail to maintain adequate capital levels.

New rules will require increased capital.

In June 2013, federal banking regulators jointly issued the Basel III rules. The rules imposed new capital requirements and implement Section 171 of the Dodd Frank Act.  The new rules were to be phased in through 2019, however, on November 21, 2017, the federal banking regulators finalized a halt in the phase-in of certain provisions of the rule for certain banks including Umpqua. Among other things, the Basel III rules require that we maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%.  In addition, we must maintain an additional capital conservation buffer of 2.5% of total risk weighted assets or be subject to limitations on dividends and other capital distributions, as well as limiting discretionary bonus payments to executive officers. It is possible the Company may accelerate redemption of the existing junior subordinated debentures to support regulatory total capital levels.  This could result in adjustments to the fair value of these instruments including the acceleration of losses on junior subordinated debentures carried at fair value. The new rules may require us to raise more common capital or other capital that qualifies as Tier 1 capital. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements.

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

We face significant cyber and data security risk that could result in the disclosures of confidential information.

A material breach of customer data security may negatively impact our business reputation and cause a loss of customers; result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines or result in litigation. Cyberattack techniques change regularly and can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments, and such third parties may seek to gain access to systems directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems. Cyber security risk management programs are expensive to maintain and will not protect the Company from all risks associated with maintaining the security of customer data and the Company's proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors. These risks may increase in the future as we continue to increase our mobile and other internet-based product offerings and expands our internal usage of web-based products and applications. In addition, Congress and the legislatures of states in which we operate regularly consider legislation that would impose more stringent data privacy requirements, resulting in increased compliance costs. A data security breach could adversely affect our business and expose us to significant liabilities. Our cybersecurity insurance may not provide sufficient coverage in the event of a breach, or may not be available in the future on acceptable terms.

Our business is highly reliant on third party vendors and our ability to manage the operational risks associated with outsourcing those services.

We rely on third parties to provide services that are integral to our operations. These vendors provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts. A cyber security breach of a vendor's system may result in theft of our data or disruption of business processes.  In most cases, we will remain primarily liable to our customers for losses arising from a breach of a vendor's data security system. We rely on our outsourced service providers to implement and maintain prudent cyber security controls.  We have procedures in place to assess a vendor's cyber security controls prior to establishing a contractual relationship and to periodically review assessments of those control systems; however, these procedures are not infallible, and a vendor's system can be breached despite the procedures we employ. We cannot be sure that we will be able to maintain these relationships on favorable terms. In addition, some of our data processing services are provided by companies associated with our competitors. The loss of these vendor relationships could disrupt the services we provide to our customers and cause us to incur significant expense in connection with replacing these services.

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

As we grow our digital, online and mobile business we are susceptible to fraud.

Fraud risk within digital channels is challenging to detect and prevent and we are expanding our business more deeply into these channels. Our business exposes us to fraud risk from our loan and deposit customers, the parties they do business with, and from employees and vendors. We rely on financial and other data from customers when we accept them as new customers and when they conduct transactions, which information could be fraudulent and expose us to losses that negatively impact our net income especially when delivered through digital channels. Our operational controls to prevent and detect such fraud may be ineffective in preventing new methods of fraud.

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

We may be impacted by the retirement of LIBOR as a reference rate

The Financial Conduct Authority ("FCA") announced that the London Interbank Offered Rate ("LIBOR") may no longer be published after 2021.  In response, the Alternative Reference Rates Committee ("ARRC") was convened in the U.S. to explore alternative reference rates and supporting processes.   The ARRC is made up of financial and capital market institutions, is convened by the Federal Reserve Board and the Federal Reserve Bank of New York, and includes participation by various regulators. The ARRC identified a potential successor rate to LIBOR in the Secured Overnight Financing Rate ("SOFR") and crafted the Paced Transition Plan to facilitate the transition.  However, there are conceptual and technical differences between LIBOR and SOFR.

A significant portion of our loans and related derivative contracts within the Commercial & Industrial, Commercial Real Estate, and Residential Mortgage portfolios reference LIBOR.  We have not yet determined the optimal reference rate(s) that we will ultimately use for our credit products going forward without additional guidance from ARRC and more SOFR historical data.   We have organized an internal initiative to identify operational and contractual best practices, assess our risks, manage the transition, facilitate communication with our customers, and monitor the impacts.  The LIBOR retirement is a significant shift in the industry.  A transition away from LIBOR could impact our pricing and interest rate risk models, our loan product structures, our hedging strategies, and communication with our customers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The executive offices of Umpqua and Umpqua Investments are located at One SW Columbia Street in Portland, Oregon in office space that is leased. The Bank's headquarters, located in Roseburg, Oregon, is owned. At December 31, 2018, the Bank conducted community banking activities or operated Commercial Banking Centers at 299 locations, in Oregon, Washington, California, Idaho and Nevada, of which 119 are owned and 180 are leased under various agreements. As of December 31, 2018, the Bank also operated 22 facilities for the purpose of administrative and other functions, such as back-office support, of which 3 are owned and 19 are leased. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities. As of December 31, 2018, Umpqua Investments leased 4 stand-alone offices from unrelated third parties and also leased space in 7 Bank stores under lease agreements based on market rates.

ITEM 3. LEGAL PROCEEDINGS.
Due to the nature of our business, we are involved in legal proceedings that arise in the ordinary course of our business. While the outcome of all of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
 (a)    Our common stock is traded on The NASDAQ Global Select Market under the symbol "UMPQ." As of December 31, 2018, our common stock was held by approximately 4,082 shareholders of record, a number that does not include beneficial owners who hold shares in "street name," or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2018, a total of 9,000 exercisable stock options and 979,000 shares of unvested restricted shares were outstanding.

During 2018, Umpqua's Board of Directors approved a quarterly cash dividend of $0.20 per common share for first and second quarters and $0.21 for the third and fourth quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy.
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
Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Umpqua and its subsidiaries and predecessors by merger that were in effect at December 31, 2018.

(shares in thousands)
	Equity Compensation Plan Information
	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2013 Incentive Plan (1)	—	$—	6,415
2003 Stock Incentive Plan (1)	2	$10.49	—
Other (2)	7	$12.16	—
Total	9	$11.80	6,415

Equity compensation plans not approved by security holders	—	$—	—
Total	9	$11.80	6,415

(1)
Shareholders approved the Company's 2013 Incentive Plan (the "2013 Plan") on April 16, 2013, and approved an amendment to the 2013 plan to increase the number of authorized shares at the 2016 annual meeting of shareholders. The 2013 Plan authorizes the issuance of equity awards to directors and employees and reserves 12.0 million shares of the Company's common stock for issuance under the plan (up to 6 million shares for "full value awards" as described below). With the adoption of the 2013 Plan, no additional awards will be issued from prior plans. Under the terms of the 2013 Plan, options and awards generally vest ratably over a period of three to five years, the exercise price of each option equals the market price of the Company's common stock on the date of the grant, and the maximum term is ten years. The 2013 Plan weights "full value awards" (restricted shares and performance share awards) as two shares issued from the total authorized under the 2013 Plan; we have issued only full value awards under the 2013 Plan. For purposes of column (C) above, the total number of shares available for future issuance under the 2013 Plan for full value awards was 3.2 million at December 31, 2018. At December 31, 2018, 979,000 shares issued under the 2013 Plan as restricted stock/performance share awards were outstanding, but subject to forfeiture in the event time or performance based conditions are not met.

(2)	Includes other Umpqua stock plans and stock plans assumed through previous mergers.

(3)	Weighted average exercise price is based solely on securities with an exercise price.

(b)    Not applicable.

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2018:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
10/1/18 - 10/31/18	666	$20.20	—	10,155,429
11/1/18 - 11/30/18	2,871	$19.22	—	10,155,429
12/1/18 - 12/31/18	—	$—	—	10,155,429
Total for quarter	3,537	$19.40	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 3,537 shares to be issued upon vesting of restricted stock awards to pay withholding taxes. During the three months ended December 31, 2018, no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2019. As of December 31, 2018, a total of 10.2 million shares remained available for repurchase. The Company repurchased 327,000 shares under the repurchase plan during 2018, repurchased 325,000 shares in 2017, and 635,000 shares under the repurchase plan in 2016. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.

There were 38,000 and 35,000 shares tendered in connection with option exercises during the years ended December 31, 2018 and 2017, respectively. Restricted shares cancelled to pay withholding taxes totaled 187,000 and 91,000 shares during the years ended December 31, 2018 and 2017, respectively. There were 6,000 restricted stock units cancelled to pay withholding taxes in 2018 and 17,000 in 2017.

Stock Performance Graph

The following chart, which is furnished not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2018, with (i) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) (ii) the Standard and Poor's 500 and (iii) the SNL U.S. Bank Nasdaq. This comparison assumes $100.00 was invested on December 31, 2013, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2013 to December 31, 2018, was obtained by using the NASDAQ closing prices as of the last trading day of each year.

	Period Ending
	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Umpqua Holdings Corporation	$100.00	$91.99	$89.19	$109.61	$125.80	$100.21
Nasdaq U.S.	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30
S&P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
SNL U.S. Bank Nasdaq	$100.00	$103.57	$111.80	$155.02	$163.20	$137.56

ITEM 6. SELECTED FINANCIAL DATA.
Umpqua Holdings Corporation
Annual Financial Trends

(in thousands, except per share data)	2018	2017 (1)	2016 (1)	2015 (1)	2014 (1)
Interest income	$1,067,149	$943,901	$904,163	$898,044	$789,008
Interest expense	128,510	78,216	66,051	58,232	48,693
Net interest income	938,639	865,685	838,112	839,812	740,315
Provision for loan and lease losses	55,905	47,254	41,674	36,589	40,241
Non-interest income	279,417	278,487	301,728	277,667	181,174
Non-interest expense	739,465	747,875	737,155	763,642	684,063
Income before provision for income taxes	422,686	349,043	361,011	317,248	197,185
Provision for income taxes	106,423	106,730	130,943	112,939	70,138
Net income	316,263	242,313	230,068	204,309	127,047
Dividends and undistributed earnings allocated to participating securities	16	55	123	326	415
Net earnings available to common shareholders	$316,247	$242,258	$229,945	$203,983	$126,632

YEAR END
Assets	$26,939,781	$25,680,447	$24,771,406	$23,367,540	$22,600,354
Earning assets	23,959,168	22,707,469	21,707,267	20,246,182	19,347,898
Loans and leases (2)	20,422,666	19,019,192	17,440,583	16,803,144	15,305,281
Deposits	21,137,486	19,948,300	19,020,985	17,707,189	16,892,099
Term debt	751,788	802,357	852,397	888,769	1,006,395
Junior subordinated debentures, at fair value	300,870	277,155	262,209	255,457	249,294
Junior subordinated debentures, at amortized cost	88,724	100,609	100,931	101,254	101,576
Total shareholders' equity	4,056,442	3,969,367	3,875,082	3,810,493	3,757,015
Common shares outstanding	220,255	220,149	220,177	220,171	220,161

AVERAGE
Assets	$26,210,933	$25,074,144	$24,079,753	$22,872,978	$19,166,277
Earning assets	23,309,013	22,112,828	20,943,045	19,675,868	16,481,054
Loans and leases (2)	19,562,369	18,169,449	17,190,625	15,886,964	13,000,152
Deposits	20,519,609	19,351,738	18,347,451	17,250,810	14,407,331
Term debt	785,593	846,542	897,050	923,992	815,017
Junior subordinated debentures	370,518	365,196	359,003	352,872	301,525
Total shareholders' equity	4,002,700	3,929,566	3,856,890	3,787,962	3,146,902
Basic common shares outstanding	220,280	220,251	220,282	220,327	186,550
Diluted common shares outstanding	220,737	220,836	220,908	221,045	187,554

PER COMMON SHARE DATA
Basic earnings	$1.44	$1.10	$1.04	$0.93	$0.68
Diluted earnings	1.43	1.10	1.04	0.92	0.68
Book value	18.42	18.03	17.60	17.31	17.06
Tangible book value (3)	10.19	9.77	9.31	8.98	8.69
Cash dividends declared	0.82	0.68	0.64	0.62	0.60

(dollars in thousands)	2018	2017 (1)	2016 (1)	2015 (1)	2014 (1)
PERFORMANCE RATIOS
Return on average assets (4)	1.21%	0.97%	0.95%	0.89%	0.66%
Return on average common shareholders' equity (5)	7.90%	6.17%	5.96%	5.39%	4.02%
Return on average tangible common shareholders' equity (6)	14.45%	11.49%	11.34%	10.47%	7.85%
Efficiency ratio (7)	60.61%	65.11%	64.41%	68.03%	73.81%
Average common shareholders' equity to average assets	15.27%	15.67%	16.02%	16.56%	16.42%
Leverage ratio (8)	9.31%	9.38%	9.21%	9.73%	10.99%
Net interest margin (fully tax equivalent) (9)	4.04%	3.94%	4.02%	4.29%	4.52%
Non-interest income to total net revenue (10)	22.94%	24.34%	26.47%	24.85%	19.66%
Dividend payout ratio (11)	56.94%	61.82%	61.54%	66.67%	88.24%

ASSET QUALITY
Non-performing loans and leases (12)	$87,267	$82,318	$56,134	$44,384	$59,553
Non-performing assets (12)	98,225	94,052	62,872	66,691	97,495
Allowance for loan and lease losses	144,871	140,608	133,984	130,322	116,167
Net charge-offs	51,642	40,630	38,012	22,434	19,159
Non-performing loans and leases to loans and leases	0.43%	0.43%	0.32%	0.26%	0.39%
Non-performing assets to total assets	0.36%	0.37%	0.25%	0.29%	0.43%
Allowance for loan and lease losses to total loans and leases	0.71%	0.74%	0.77%	0.78%	0.76%
Allowance for credit losses to loans and leases	0.73%	0.76%	0.79%	0.80%	0.78%
Net charge-offs to average loans and leases	0.26%	0.22%	0.22%	0.14%	0.15%

(1)
See Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for disclosure of the nature and impact of the correction for the prior period balances on our selected financial data as of December 31, 2017 and for the fiscal years ended December 31, 2017 and 2016. The selected financial data as of December 31, 2016, 2015 and 2014 and for the fiscal years ended December 31, 2015 and 2014 have also been revised for the impact of the correction of the prior period balances associated with the purchase accounting discount on the loans acquired in April 2014 from Sterling Financial Corporation. Loans and leases and earning assets have decreased by $68.1 million, $63.4 million and $33.5 million, respectively, and assets and shareholders' equity have decreased by $41.7 million, $38.8 million and $20.6 million, respectively, as of December 31, 2016, 2015 and 2014. For the fiscal year ended December 31, 2015, interest income and net interest income have decreased by $31.8 million, non-interest income has increased by $1.9 million, income before provision for income taxes has decreased by $29.9 million, provision for income taxes has decreased by $11.6 million, and net income has decreased by $18.2 million. For the fiscal year ended December 31, 2014, interest income, net interest income and income before provision for income taxes have decreased by $33.5 million, provision for income taxes has decreased by $12.9 million, and net income has decreased by $20.6 million.

(2)	Excludes loans held for sale

(3)
Common shareholders' equity less intangible assets (excluding MSR) divided by shares outstanding at the end of the year. See Management's Discussion and Analysis of Financial Condition and Results of Operations-"Results of Operations - Overview" for the reconciliation of non-GAAP financial measures, in Item 7 of this report.

(4)	Net earnings available to common shareholders divided by average assets.

(5)	Net earnings available to common shareholders divided by average common shareholders' equity.

(6)
Net earnings available to common shareholders divided by average common shareholders' equity less average intangible assets. See Management's Discussion and Analysis of Financial Condition and Results of Operations-"Results of Operations - Overview" for the reconciliation of non-GAAP financial measures, in Item 7 of this report.

(7)	Non-interest expense divided by the sum of net interest income (fully tax equivalent) and non-interest income.

(8)	Tier 1 capital divided by leverage assets. Leverage assets are defined as quarterly average total assets, net of goodwill, intangibles and certain other items as required by the Federal Reserve.

(9)	Net interest margin (fully tax equivalent) is calculated by dividing net interest income (fully tax equivalent) by average interest earnings assets.

(10)	Non-interest income divided by the sum of non-interest income and net interest income.

(11)	Dividends declared per common share divided by basic earnings per common share.

(12)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $8.9 million, $12.4 million, $10.9 million, $19.2 million and $11.1 million, as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS

See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this report.

EXECUTIVE OVERVIEW

Significant items for the year ended December 31, 2018 were as follows:

Financial Performance

•	Net earnings available to common shareholders per diluted common share were $1.43 for the year ended December 31, 2018, compared to $1.10 for the year ended December 31, 2017.

•
Net interest income was $938.6 million for the year ended December 31, 2018, compared to $865.7 million for the year ended December 31, 2017. The increase in net interest income compared to the same period in the prior year was driven by growth in interest-earning assets, along with an increase in net interest margin.

•
Net interest margin, on a tax equivalent basis, was 4.04% for the year ended December 31, 2018, compared to 3.94% for the year ended December 31, 2017.  The increase in net interest margin compared to the same period in the prior year was driven by higher average yields on the loans and lease portfolio, loans held for sale and taxable investments, offset by an increase in the cost of interest-bearing liabilities, a lower yield on tax-exempt securities due to the change in tax rates, and a lower level of discount accretion on acquired loans.

•
Residential mortgage banking revenue was $118.2 million for the year ended December 31, 2018, compared to $136.3 million for year ended December 31, 2017. The decrease for the year ended December 31, 2018 was driven by a 16% decrease in closed loans for sale volume, as well as a lower gain on sale margin of 3.09%, compared to 3.51% in the same period of the prior year. These were partially offset by a lower loss on fair value of the MSR asset, which decreased to $13.2 million, compared to $23.3 million for the year ended December 31, 2017.

•
Non-interest expense was $739.5 million for the year ended December 31, 2018, compared to $747.9 million for the year ended December 31, 2017. The decrease in non-interest expense compared to the same period in the prior year was driven by lower salaries and benefits and lower merger-related expense, partially offset by higher services costs.

•
Total gross loans and leases were $20.4 billion as of December 31, 2018, an increase of $1.4 billion, or 7%, compared to December 31, 2017. This increase reflects balanced growth across the Company's commercial, commercial real estate and residential real estate portfolios.

•
Total deposits were $21.1 billion as of December 31, 2018, an increase of $1.2 billion, or 6%, from December 31, 2017. The increase was primarily attributable to growth in time deposits and non-interest bearing demand deposits, partially offset by decreases in interest bearing demand and money market accounts.

•	Total consolidated assets were $26.9 billion as of December 31, 2018, compared to $25.7 billion at December 31, 2017.

Credit Quality

•
Non-performing assets increased to $98.2 million, or 0.36% of total assets, as of December 31, 2018, compared to $94.1 million, or 0.37% of total assets, as of December 31, 2017.  Non-performing loans were $87.3 million, or 0.43% of total loans, as of December 31, 2018, compared to $82.3 million, or 0.43% of total loans, as of December 31, 2017.

•
The provision for loan and lease losses was $55.9 million for 2018, compared to $47.3 million for 2017. The increase was principally attributable to strong growth in the loan and lease portfolio and higher net charge-offs. Net charge-offs on loans and leases were $51.6 million for the year ended December 31, 2018, or 0.26% of average loans and leases, compared to net charge-offs of $40.6 million, or 0.22% of average loans and leases, for the year ended December 31, 2017.

Capital and Growth Initiatives

•
The Company's total risk based capital was 13.5% and its Tier 1 common to risk weighted assets ratio was 10.7% as of December 31, 2018. As of December 31, 2017, the Company's total risk based ratio was 14.1% and its Tier 1 common to risk weighted assets ratio was 11.1%.

•	Declared cash dividends of $0.82 per common share for 2018, up from $0.68 per common share for 2017.

•	Repurchased 327,000 shares of common stock for $8.0 million.

•
We continue to make progress on "Umpqua Next Gen," an initiative started in late 2017 designed to modernize and evolve the Bank. We focused on operational excellence, balanced growth and human-digital programs in 2018. As a part of the operational excellence program, the Bank consolidated 36 stores and sold one since the third quarter of 2017. We also completed an organizational simplification and design exercise to streamline and align functions and bring associates closer to customers. We plan to use savings generated from store consolidations to reinvest in technology, such as our Go-To app, data and analytics, including new customer-focused technologies, associate training, a re-designed corporate website, digital marketing efforts, and new online account origination capabilities.

•
The strong growth of 2018 shows the success of our balanced growth initiatives, which is focused on generating new, multi-faceted relationships across the bank, to deliver more consistent and diversified growth, driven by stronger, deeper, and more profitable customer relationships.

The presentation within has been revised to reflect the effects of the Correction of the Prior Period Balances disclosed in Note 1 to the Consolidated Financial Statements.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements in Item 8 of this report. Not all of our significant accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following policies would be considered critical under the SEC's definition.

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

The Bank may also maintain an unallocated allowance amount to provide for other credit losses inherent in a loan and lease portfolio that may not have been contemplated in the credit loss factors. This unallocated amount generally comprises less than 5% of the allowance, but may be maintained at higher levels during times of economic conditions characterized by falling real estate values. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends. As of December 31, 2018, there was no unallocated allowance amount.
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
Management believes that the ALLL was adequate as of December 31, 2018. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. A substantial percentage of our loan portfolio is secured by real estate; as a result, a significant decline in real estate market values may require an increase in the allowance for loan and lease losses.

Residential Mortgage Servicing Rights ("MSR")

The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company measures its residential mortgage servicing assets at fair value and reports changes in fair value through earnings.  Fair value adjustments encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are separately reported. Under the fair value method, the MSR is carried in the balance sheet at fair value and the changes in fair value are reported in earnings in residential mortgage banking revenue in the period in which the change occurs.

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

Valuation of Goodwill

Goodwill is not amortized but instead is periodically tested for impairment. Management performs this impairment analysis on an annual basis as of December 31.  Additionally, events or circumstances are analyzed on an interim basis to determine if there is an indication of a potential impairment.  The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions. There can be no assurance that changes in circumstances, estimates or assumptions may result in additional impairment of all, or some portion of, goodwill.

The Company performed its annual goodwill impairment analysis as of December 31, 2018. The Company assessed qualitative factors to determine whether the existence of events and circumstances indicated that it is more likely than not that the indefinite-lived intangible asset is impaired, and determined no factors indicated an impairment. Goodwill is allocated between the reporting units of Wholesale Bank, Retail Bank, and Wealth Management. The Company performed its analysis of goodwill at the reporting unit level analyzing any factors that would impact the estimated fair value of the reporting unit compared to its carrying value.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding Recent Accounting Pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

RESULTS OF OPERATIONS

For the year ended December 31, 2018, net earnings available to common shareholders were $316.2 million, or $1.43 per diluted common share, compared to net earnings available to common shareholders of $242.3 million, or $1.10 per diluted common share for the year ended December 31, 2017. The increase in net earnings available to common shareholders in 2018 is principally attributable to an increase in net interest income and a decrease in non-interest expense, offset by an increase in the provision for loan and lease losses. The increase in net interest income was driven primarily by higher average yields on interest-earning assets, specifically within the loan and lease and investment security portfolios, and growth in the loan and lease portfolio. The increase is partially offset by a higher cost of funds, due to a rising rate environment.

The decrease in non-interest expense was driven by cost reductions from the organizational simplification as well as the procurement phases of the operational excellence component of Umpqua Next Gen, and there were no merger-related expenses in the period compared to $9.3 million of merger-related expenses for the year ended December 31, 2017. The decrease in non-interest expense in 2018 was partially offset by an increase in consulting expenses, severance costs, and exit and disposal costs that were directly associated with the implementation of the Umpqua Next Gen efforts. The increase in the provision for loan and lease losses was principally due to growth in the loan and lease portfolio and higher net charge-offs.

For the year ended December 31, 2017, net earnings available to common shareholders were $242.3 million, or $1.10 per diluted common share, compared to net earnings available to common shareholders of $229.9 million, or $1.04 per diluted common share for the year ended December 31, 2016. The increase for the year ended December 31, 2017 compared to the prior year was mainly attributable to the $20.0 million net benefit to the provision for income taxes related to the revaluation of the net deferred tax liability and amortization of tax credit investments associated with the passage of the Tax Cuts and Jobs Act in December 2017 ("Tax Act"), partially offset by the non-deductibility of certain executive compensation. The Company also had an increase in net interest income, which was driven primarily by higher average balances of loans and leases. The increase in net interest income was offset by a decrease in non-interest income and an increase in non-interest expense. The decrease in non-interest income was driven primarily by lower residential mortgage banking revenue and higher net loss on junior subordinated debentures carried at fair value. The increase in non-interest expense was primarily driven by higher salaries and benefits expense, offset by lower merger related expenses.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the years ended December 31, 2018, 2017, and 2016. For each of the periods presented, the table includes the calculated ratios based on reported net earnings available to common shareholders. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net earnings available to common shareholders by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity
For the Years Ended December 31,

(dollars in thousands)	2018	2017	2016
Return on average assets	1.21%	0.97%	0.95%
Return on average common shareholders' equity	7.90%	6.17%	5.96%
Return on average tangible common shareholders' equity	14.45%	11.49%	11.34%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$4,002,700	$3,929,566	$3,856,890
Less: average goodwill and other intangible assets, net	(1,814,756)	(1,821,223)	(1,828,575)
Average tangible common shareholders' equity	$2,187,944	$2,108,343	$2,028,315

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
The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of December 31, 2018 and December 31, 2017:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	December 31, 2018	December 31, 2017
Total shareholders' equity	$4,056,442	$3,969,367
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	23,964	30,130
Tangible common shareholders' equity	$2,244,827	$2,151,586
Total assets	$26,939,781	$25,680,447
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	23,964	30,130
Tangible assets	$25,128,166	$23,862,666
Tangible common equity ratio	8.93%	9.02%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our income. Net interest income for 2018 was $938.6 million, an increase of $73.0 million or 8% compared to the same period in 2017. The increase in net interest income in 2018 compared to 2017 was driven by growth in interest-earning assets, specifically the loan and lease portfolio, reflecting strong growth during the year, along with higher average yields on loans and leases, taxable investments and an increase in yields on loans held for sale related to higher mortgage rates during the period. The increase was partially offset by increased volumes of interest-bearing liabilities and an increase in the average cost of funds due to rising interest rates. In addition, the accretion of the purchase discount on acquired loans continued to decline in 2018.
Net interest income for 2017 was $865.7 million, an increase of $27.6 million or 3% compared to the same period in 2016. The increase in net interest income in 2017 compared to 2016 was driven primarily by higher average balances of loans and leases and investment securities, partially offset by lower average yields on loans and leases including a lower level of accretion of the purchase discount on acquired loans. The increase in net interest income was also offset by increased volumes of interest-bearing liabilities and an increase in the average cost of funds due to rising market rates in 2017.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.04% for 2018, an increase of 10 basis points compared to 2017. The increase in net interest margin primarily resulted from higher average yields on the loan and lease portfolio, the loans held for sale, and taxable investments, offset by an increase in the cost of interest-bearing liabilities. In addition, yields on tax-exempt investments decreased due to the impact of the decline in the tax-effect adjustment on these securities. The yield on loans and leases for 2018 increased by 18 basis points compared to 2017. The total cost of interest-bearing liabilities for 2018 was 0.84%, representing an increase of 31 basis points compared to 2017, driven largely by the four federal funds rate increases during the year. The cost of time deposits was 1.57% in 2018 compared to 1.05% in 2017, reflecting significant growth of the time deposit portfolio driven by promotional retail offers and brokered time deposits.
The net interest margin on a fully tax-equivalent basis was 3.94% for 2017, a decrease of 8 basis points compared to the same period in 2016. The decrease in net interest margin primarily resulted from the lower average yields on the loan and lease portfolio, as well as an increase in the cost of interest-bearing liabilities. The yield on loans and leases for 2017 decreased by 9 basis points compared to 2016. The total cost of interest-bearing liabilities for 2017 was 0.53%, representing an increase of 7 basis points compared to 2016. The cost of time deposits was 1.05% in 2017 compared to 0.86% in 2016.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for years ended December 31, 2018, 2017 and 2016:

Average Rates and Balances

(dollars in thousands)	2018			2017			2016
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$288,288	$14,475	5.02%	$383,802	$14,374	3.75%	$416,724	$15,995	3.84%
Loans and leases (1)	19,562,369	957,639	4.90%	18,169,449	856,944	4.72%	17,190,625	827,596	4.81%
Taxable securities	2,729,950	78,002	2.86%	2,851,136	59,478	2.09%	2,314,062	47,826	2.07%
Non-taxable securities (2)	281,906	10,316	3.66%	286,605	13,244	4.62%	284,780	13,426	4.71%
Temporary investments and interest-bearing deposits	446,500	8,665	1.94%	421,836	4,380	1.04%	736,854	3,918	0.53%
Total interest earning assets	23,309,013	1,069,097	4.59%	22,112,828	948,420	4.29%	20,943,045	908,761	4.34%
Allowance for loan and lease losses	(144,243)			(138,587)			(132,492)
Other assets	3,046,163			3,099,903			3,269,200
Total assets	$26,210,933			$25,074,144			$24,079,753
INTEREST-BEARING LIABILITIES:
Interest-bearing checking	$2,333,662	$7,675	0.33%	$2,322,194	$3,725	0.16%	$2,189,589	$2,415	0.11%
Money market deposits	6,438,175	27,599	0.43%	6,741,983	13,069	0.19%	6,773,939	10,499	0.15%
Savings deposits	1,473,134	1,356	0.09%	1,412,039	699	0.05%	1,248,831	655	0.05%
Time deposits	3,575,526	56,055	1.57%	2,672,687	28,089	1.05%	2,518,507	21,671	0.86%
Total interest-bearing deposits	13,820,497	92,685	0.67%	13,148,903	45,582	0.35%	12,730,866	35,240	0.28%
Federal funds purchased and repurchase agreements	287,767	506	0.18%	344,200	475	0.14%	333,919	132	0.04%
Term debt	785,593	13,604	1.73%	846,542	14,159	1.67%	897,050	15,005	1.67%
Junior subordinated debentures	370,518	21,715	5.86%	365,196	18,000	4.93%	359,003	15,674	4.37%
Total interest-bearing liabilities	15,264,375	128,510	0.84%	14,704,841	78,216	0.53%	14,320,838	66,051	0.46%
Non-interest-bearing deposits	6,699,112			6,202,835			5,616,585
Other liabilities	244,746			236,902			285,440
Total liabilities	22,208,233			21,144,578			20,222,863
Common equity	4,002,700			3,929,566			3,856,890
Total liabilities and shareholders' equity	$26,210,933			$25,074,144			$24,079,753
NET INTEREST INCOME		$940,587			$870,204			$842,710
NET INTEREST SPREAD			3.75%			3.76%			3.88%
AVERAGE YIELD ON EARNING ASSETS (1), (2)			4.59%			4.29%			4.34%
INTEREST EXPENSE TO EARNING ASSETS			0.55%			0.35%			0.32%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.04%			3.94%			4.02%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate for 2018 and a 35% tax rate for 2017 and 2016. The amount of such adjustment was an addition to recorded income of approximately $1.9 million, $4.5 million, and $4.6 million for the years ended 2018, 2017, and 2016, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2018 compared to 2017 and 2017 compared to 2016. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

(in thousands)	2018 compared to 2017			2017 compared to 2016
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(4,091)	$4,192	$101	$(1,240)	$(381)	$(1,621)
Loans and leases	67,363	33,332	100,695	46,418	(17,070)	29,348
Taxable securities	(2,624)	21,148	18,524	11,200	452	11,652
Non-taxable securities (1)	(214)	(2,714)	(2,928)	86	(268)	(182)
Temporary investments and interest bearing deposits	270	4,015	4,285	(2,171)	2,633	462
Total (1)	60,704	59,973	120,677	54,293	(14,634)	39,659
INTEREST-BEARING LIABILITIES:
Interest bearing demand	18	3,932	3,950	156	1,154	1,310
Money market	(615)	15,145	14,530	(50)	2,620	2,570
Savings	31	626	657	83	(39)	44
Time deposits	11,389	16,577	27,966	1,391	5,027	6,418
Repurchase agreements and federal funds	(86)	117	31	4	339	343
Term debt	(1,043)	488	(555)	(845)	(1)	(846)
Junior subordinated debentures	266	3,449	3,715	275	2,051	2,326
Total	9,960	40,334	50,294	1,014	11,151	12,165
Net increase (decrease) in net interest income (1)	$50,744	$19,639	$70,383	$53,279	$(25,785)	$27,494

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate for 2018 and a 35% tax rate for 2017 and 2016.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses was $55.9 million for 2018, compared to $47.3 million for 2017, and $41.7 million for 2016.  As a percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for 2018 was 0.29%, an increase of 3 basis points from 2017 and an increase of 5 basis points from 2016.

The increase in the provision for loan and lease losses in 2018 compared to 2017 is primarily attributable to strong growth in the loan portfolio, as well as an increase in net charge-offs. The loan portfolio increased by $1.4 billion since December 31, 2017. Net-charge offs were $51.6 million for 2018, or 0.26% of average loans and leases, compared to net charge-offs of $40.6 million, or 0.22% of average loans and leases, for 2017. The majority of net charge-offs relate to losses realized in the lease and equipment finance portfolio, which is included in the commercial loan portfolio.

The increase in the provision for loan and lease losses in 2017 compared to 2016 is primarily attributable to strong growth in the loan portfolio, as well as an increase in net charge-offs. The loan portfolio increased by $1.6 billion in 2017. Net charge-offs for 2017 were $40.6 million or 0.22% of average loans and leases compared to $38.0 million or 0.22% for 2016.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral dependent loans.  Therefore, the non-accrual loans of $50.8 million as of December 31, 2018 have already been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

NON-INTEREST INCOME

Non-interest income for 2018 was $279.4 million, an increase of $930,000, compared to the same period in 2017. Non-interest income for 2017 was $278.5 million, a decrease of $23.2 million, or 8%, compared to 2016. The following table presents the key components of non-interest income for years ended December 31, 2018, 2017 and 2016:

Non-Interest Income
Years Ended December 31,

(dollars in thousands)	2018 compared to 2017				2017 compared to 2016
	2018	2017	Change Amount	Change Percent	2017	2016	Change Amount	Change Percent
Service charges on deposits	$62,124	$61,469	$655	1%	$61,469	$61,268	$201	—%
Brokerage revenue	16,480	16,083	397	2%	16,083	17,033	(950)	(6)%
Residential mortgage banking revenue, net	118,235	136,276	(18,041)	(13)%	136,276	157,863	(21,587)	(14)%
Gain on investment securities, net	14	27	(13)	(48)%	27	858	(831)	(97)%
Unrealized holding losses on equity securities	(1,484)	—	(1,484)	nm	—	—	—	—%
Gain on sale of loans, net	7,834	18,012	(10,178)	(57)%	18,012	15,144	2,868	19%
Loss on junior subordinated debentures carried at fair value	—	(14,727)	14,727	(100)%	(14,727)	(6,323)	(8,404)	133%
BOLI income	8,297	8,214	83	1%	8,214	8,514	(300)	(4)%
Other income	67,917	53,133	14,784	28%	53,133	47,371	5,762	12%
Total	$279,417	$278,487	$930	—%	$278,487	$301,728	$(23,241)	(8)%
nm = not meaningful

Residential mortgage banking revenue for the period ended December 31, 2018 compared to December 31, 2017 decreased by $18.0 million. The decrease was primarily driven by a 16% decrease in closed loans for sale volume, as well as a decrease in the gain on sale margin to 3.09%, compared to 3.51% in 2017. This decrease was partially offset by $2.9 million growth in servicing income and $10.1 million decrease in the loss on the fair value of the MSR. Residential mortgage banking revenue for the period ended December 31, 2017 compared to December 31, 2016 decreased by $21.6 million. The decrease was primarily driven by a 14% decrease in closed loans for sale volume, as well as a decrease in the gain on sale margin to 3.51%, compared to 3.72% in 2016. This decrease was partially offset by $4.6 million growth in servicing and $2.7 million less of a loss on the fair value of the MSR.

The unrealized holding losses on equity securities of $1.5 million for the year ended December 31, 2018, were reported in earnings rather than in other comprehensive losses, net of tax, due to a change in accounting principle in 2018 that requires equity securities to be recorded at fair value with changes in fair value reported in net income.

The Company sells government guaranteed loans on a recurring basis to provide a diversified source of noninterest income. Gain on sales of government guaranteed loans contributed $5.7 million in 2018, $4.2 million in 2017 and $2.9 million in 2016. Additionally, the Company sells portfolio loans to take advantage of opportunistic pricing, dispose of criticized or potential problem loans, manage portfolio concentrations to internal policies, or for other strategic purposes, which causes the gain on sale of loans to fluctuate year over year, depending on this activity.

For the year ended December 31, 2018, the unrealized losses on junior subordinated debentures carried at fair value of $23.3 million, were recorded net of tax as other comprehensive losses, rather than reported in earnings as in prior periods due to a change in accounting principle for liabilities elected to be recorded at fair value. We reported losses of $14.7 million for 2017 and $6.3 million for 2016 in earnings. The increase in 2017 was the result of the change in fair value due to the estimated continued tightening of market credit spreads for these instruments.

Other income in 2018 compared to 2017 increased by $14.8 million, driven primarily by the gain of $5.8 million related to the sale of substantially all of the assets of Pivotus, Inc. and increased swap revenue of $6.3 million compared to 2017. Other income in 2017 compared to 2016 increased by $5.8 million, attributable to increased collaboration income from Pivotus of $2.5 million and increased swap revenue of $3.9 million compared to 2016.

NON-INTEREST EXPENSE

Non-interest expense for 2018 was $739.5 million, a decrease of $8.4 million, or 1%, compared to 2017. Non-interest expense for 2017 was $747.9 million, an increase of $10.7 million, or 1%, compared to 2016.  The following table presents the key elements of non-interest expense for the years ended December 31, 2018, 2017 and 2016.

Non-Interest Expense
Years Ended December 31,

(dollars in thousands)	2018 compared to 2017				2017 compared to 2016
	2018	2017	Change Amount	Change Percent	2017	2016	Change Amount	Change Percent
Salaries and employee benefits	$425,575	$438,180	$(12,605)	(3)%	$438,180	$424,830	$13,350	3%
Occupancy and equipment, net	148,724	150,545	(1,821)	(1)%	150,545	151,944	(1,399)	(1)%
Communications	17,233	18,932	(1,699)	(9)%	18,932	21,265	(2,333)	(11)%
Marketing	11,313	8,918	2,395	27%	8,918	10,913	(1,995)	(18)%
Services	62,730	45,302	17,428	38%	45,302	42,795	2,507	6%
FDIC assessments	16,094	15,014	1,080	7%	15,014	15,508	(494)	(3)%
Loss (gain) on other real estate owned, net	867	(557)	1,424	(256)%	(557)	(279)	(278)	100%
Intangible amortization	6,166	6,756	(590)	(9)%	6,756	8,622	(1,866)	(22)%
Merger related expenses	—	9,324	(9,324)	(100)%	9,324	15,313	(5,989)	(39)%
Goodwill impairment	—	—	—	—%	—	142	(142)	nm
Other expenses	50,763	55,461	(4,698)	(8)%	55,461	46,102	9,359	20%
Total	$739,465	$747,875	$(8,410)	(1)%	$747,875	$737,155	$10,720	1%
nm = not meaningful
Salaries and employee benefits costs decreased $12.6 million for 2018 compared to the prior year. The Home Lending segment expense is down $12.6 million related to the decline in production in 2018 relative to the prior year.  The Retail segment expense is down $7.1 million primarily due to the consolidation of 31 stores in 2018.  These declines in salaries and benefits were partially offset by increases in Wholesale and Wealth Management to support middle-market penetration and core fee income growth initiatives.  Additionally, salaries and employee benefit includes $5.6 million in severance expense related to the Company's organizational simplification and operational excellence initiatives that were offset by resulting savings in the second half of the year. The increase from 2016 to 2017 primarily related to increases in insurance costs, employee profit sharing and retirement benefits, as well as an increase in full-time equivalent employees. A portion of the increase included increased compensation for Pivotus employees.
Net occupancy and equipment expense decreased by $1.8 million in 2018 compared to the prior year as a result of the reduction in the number of store locations, offset by additional software maintenance contract expenses during the periods. The decrease of $1.4 million from 2017 compared to 2016 was the result of a decline in the amortization of purchase price adjustments related to furniture, fixtures, and equipment from prior acquisitions.
Communications costs decreased by $1.7 million in 2018 compared to 2017 primarily due to declines in telephone and data processing costs. Communication costs decreased by $2.3 million in 2017 compared to 2016 primarily due to decreased data processing costs due to consolidation and efficiency efforts.
Marketing expense increased by $2.4 million in 2018 compared to 2017, which is related to our marketing campaign to educate our customers about the bank's new customer-focused technologies and digital marketing efforts. The decrease of $2.0 million in 2017 compared to 2016 primarily related to lower advertising costs associated with branding initiatives compared to prior years.
Services expense increased by $17.4 million in 2018 compared to 2017, primarily related to consulting fees in 2018 to assist with the identification and implementation of organizational simplification and efficiencies, including procurement, occupancy optimization, and providing a more efficient customer experience. The increase in 2017 compared to 2016 is due to increased examination and consulting fees.

Merger related expenses of $9.3 million and $15.3 million incurred in 2017 and 2016, respectively, relate to the merger with Sterling and were the result of costs associated with the final work on a non-customer facing system conversion. There were no merger related expenses in 2018.

Merger Related Expense
Years Ended December 31,

(in thousands)	2017	2016
Legal and professional	$7,590	$6,904
Premises and equipment	980	5,950
Personnel	754	1,405
Communication	—	291
Other	—	763
Total merger related expense	$9,324	$15,313

Other non-interest expenses decreased by $4.7 million in 2018 compared to 2017 due primarily to a one-time charitable contribution of $2.0 million in 2017 that did not recur in 2018. The decrease in other expense was partially offset by an increase in exit and disposal costs during the period related to store consolidations. Other non-interest expenses increased in 2017 compared to 2016 due to an increase in money market brokered deposit fees of $2.6 million due to increased market rates. Exit and disposal costs increased by $1.3 million due to continuing retail store consolidation efforts, charitable contributions increased by $1.5 million, and net non-performing loan expenses increased by $1.1 million.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for 2018 was 25.2%, compared to 30.6% for 2017 and 36.3% for 2016. The 2018 effective tax rate differed from the federal statutory rate of 21% and the apportioned state rate of 6.4% (net of the federal tax benefit) principally because of the relative amount of income we earn in each state jurisdiction, tax-exempt income, non-taxable income arising from bank owned life insurance and nondeductible FDIC premiums.

The 2018 effective tax rate decreased from 2017 primarily as a result of the reduction in the federal statutory rate from 35% to 21% effective January 1, 2018. The 2017 effective tax rate decreased from 2016 primarily as a result of recognizing the impacts of the Tax Act in 2017.

The 2017 provision for income taxes includes a net credit of $19.0 million, which includes $20.0 million related to the revaluation of our net deferred tax liability and amortization of tax credit investments associated with the passage of the Tax Act partially offset by the non-deductibility of certain executive compensation.

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
Equity and other securities consist primarily of investments in fixed income mutual funds to support our Community Reinvestment Act initiatives and securities invested in trust for the benefit of certain executives or former employees of acquired institutions as required by agreements. Equity and other securities were $61.8 million at December 31, 2018, compared to $12.3 million at December 31, 2017. This increase reflects the prospective change in classification of equity securities that were previously classified as available for sale.

Investment securities available for sale were $3.0 billion as of December 31, 2018, compared to $3.1 billion at December 31, 2017.  The decrease is due to sales and paydowns of $440.2 million, a decrease in fair value of investments securities available for sale of $35.2 million and the reclassification of equity securities previously classified as available for sale, offset by purchases of $449.4 million of investment securities.

Investment securities held to maturity were $3.6 million as of December 31, 2018 compared to holdings of $3.8 million at December 31, 2017. The change relates to paydowns and maturities of investment securities held to maturity.

The following table presents the available for sale and held to maturity investment securities portfolio by major type as of December 31 for each of the last three years:

Summary of Investment Securities

(in thousands)	December 31,
	2018	2017	2016
AVAILABLE FOR SALE
U.S. Treasury and agencies	$39,656	$39,698	$—
Obligations of states and political subdivisions	309,171	308,456	307,697
Residential mortgage-backed securities and collateralized mortgage obligations	2,628,281	2,665,645	2,391,553
Investments in mutual funds and other equity securities	—	51,970	1,970
	$2,977,108	$3,065,769	$2,701,220

HELD TO MATURITY
Residential mortgage-backed securities and collateralized mortgage obligations	$3,606	$3,803	$4,216
	$3,606	$3,803	$4,216

The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2018.
Investment Securities Composition*
December 31, 2018

	Amortized Cost	Fair Value	Average Yield
U.S. TREASURY AND AGENCIES
One year or less	$20,004	$19,965	1.40%
One to five years	19,998	19,691	1.63%
	40,002	39,656	1.51%

OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
One year or less	59,303	59,643	4.44%
One to five years	81,280	82,024	4.04%
Five to ten years	138,097	137,377	3.41%
Over ten years	30,292	30,127	3.63%
	308,972	309,171	3.80%

OTHER SECURITIES
Residential mortgage-backed securities and collateralized mortgage obligations	2,700,519	2,632,925	2.52%
Total securities	$3,049,493	$2,981,752	2.64%
*Weighted average yields are stated on a federal tax-equivalent basis of 21%. Weighted average yields for available for sale investments have been calculated on an amortized cost basis.

The mortgage-related securities in the table above include both pooled mortgage-backed issues and high-quality collateralized mortgage obligation structures, with an average duration of 4.1 years. These mortgage-related securities provide yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile due to refinancing of the underlying mortgage loans.

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

Gross unrealized losses in the available for sale investment portfolio was $75.2 million at December 31, 2018.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $72.2 million.  The unrealized losses were primarily caused by interest rate increases subsequent to the purchase of the securities, and not credit quality. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $40.3 million at December 31, 2018 and $43.5 million at December 31, 2017.  The decrease is attributable to net redemptions of Federal Home Loan Bank ("FHLB") stock and Pacific Coast Banker's Bank stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

LOANS AND LEASES

Loans and Leases, net

Total loans and leases outstanding at December 31, 2018 were $20.4 billion, an increase of $1.4 billion compared to year-end 2017. This increase is principally attributable to net new loan and lease originations of $1.6 billion, partially offset by loans sold of $156.2 million, charge-offs of $66.1 million and transfers to other real estate owned of $3.3 million during the period.

The following table presents the composition of the loan and lease portfolio, net of deferred fees and costs, as of December 31 for each of the last five years.

Loan and Lease Portfolio Composition
As of December 31,

(dollars in thousands)	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate, net	$10,291,343	50.4%	$9,727,104	51.1%	$9,345,489	53.5%	$9,285,611	55.3%	$8,879,306	58.0%
Commercial, net	4,732,603	23.1%	4,278,703	22.4%	3,576,446	20.5%	3,174,574	18.9%	2,948,597	19.3%
Residential, net	4,811,550	23.6%	4,280,765	22.5%	3,882,022	22.3%	3,818,204	22.7%	3,088,888	20.2%
Consumer & other, net	587,170	2.9%	732,620	4.0%	636,626	3.7%	524,755	3.1%	388,490	2.5%
Total loans and leases, net	$20,422,666	100.0%	$19,019,192	100.0%	$17,440,583	100.0%	$16,803,144	100.0%	$15,305,281	100.0%

Loan and Lease Concentrations

The following table presents the concentration distribution of our loan and lease portfolio by major type:

(dollars in thousands)	December 31, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,573,065	17.5%	$3,483,197	18.3%
Owner occupied term, net	2,480,371	12.1%	2,476,654	13.0%
Multifamily, net	3,304,763	16.2%	3,060,616	16.1%
Construction & development, net	736,254	3.6%	540,696	2.8%
Residential development, net	196,890	1.0%	165,941	0.9%
Commercial
Term, net	2,232,923	10.9%	1,944,925	10.2%
Lines of credit & other, net	1,169,525	5.7%	1,166,275	6.1%
Leases & equipment finance, net	1,330,155	6.5%	1,167,503	6.1%
Residential
Mortgage, net	3,635,073	17.8%	3,182,888	16.7%
Home equity loans & lines, net	1,176,477	5.8%	1,097,877	5.8%
Consumer & other, net	587,170	2.9%	732,620	4.0%
Total, net of deferred fees and costs	$20,422,666	100.0%	$19,019,192	100.0%

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity distribution of our commercial real estate and commercial loan portfolios and the rate sensitivity of these loans to changes in interest rates as of December 31, 2018:

(in thousands)	By Maturity				Loans Over One Year by Rate Sensitivity
	One Year or Less	One Through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate	$991,851	$1,875,456	$7,424,036	$10,291,343	$1,269,632	$8,029,860
Commercial (1)	$1,725,126	$896,115	$781,207	$3,402,448	$771,470	$905,852

(1)	Excludes the lease and equipment finance portfolio.

ASSET QUALITY AND NON-PERFORMING ASSETS

The following table summarizes our non-performing assets and restructured loans:

Non-Performing Assets
As of December 31,

(dollars in thousands)	2018	2017	2016	2015	2014
Loans and leases on non-accrual status	$50,823	$51,355	$27,765	$29,215	$52,041
Loans and leases past due 90 days or more and accruing (1)	36,444	30,963	28,369	15,169	7,512
Total non-performing loans and leases	87,267	82,318	56,134	44,384	59,553
Other real estate owned	10,958	11,734	6,738	22,307	37,942
Total non-performing assets	$98,225	$94,052	$62,872	$66,691	$97,495
Restructured loans (2)	$13,924	$32,168	$40,667	$31,355	$54,836
Allowance for loan and lease losses	$144,871	$140,608	$133,984	$130,322	$116,167
Reserve for unfunded commitments	4,523	3,963	3,611	3,574	3,539
Allowance for credit losses	$149,394	$144,571	$137,595	$133,896	$119,706
Asset quality ratios:
Non-performing assets to total assets	0.36%	0.37%	0.25%	0.29%	0.43%
Non-performing loans and leases to total loans and leases	0.43%	0.43%	0.32%	0.26%	0.39%
Allowance for loan and lease losses to total loans and leases	0.71%	0.74%	0.77%	0.78%	0.76%
Allowance for credit losses to total loans and leases	0.73%	0.76%	0.79%	0.80%	0.78%
Allowance for credit losses to total non-performing loans and leases	171%	176%	245%	302%	201%

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $8.9 million, $12.4 million, $10.9 million, $19.2 million and $11.1 million, as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

(2)	Represents accruing restructured loans performing according to their restructured terms.

The purchased non-credit impaired loans had remaining discount that is expected to accrete into interest income over the life of the loans of $24.7 million and $36.7 million, as of December 31, 2018 and 2017, respectively. The purchased credit impaired loan pools had remaining discounts of $24.9 million and $33.2 million, as of December 31, 2018 and 2017, respectively.

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

Restructured Loans

At December 31, 2018 and 2017, impaired loans of $13.9 million and $32.2 million were classified as performing restructured loans, respectively.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The performing restructured loans on accrual status represent principally the only impaired loans accruing interest at December 31, 2018.  In order for a restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. There were $338,000 available commitments for troubled debt restructurings outstanding as of December 31, 2018 and $917,000 in 2017.

A further decline in the economic conditions in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, become impaired or placed on non-accrual status, restructured or transferred to other real estate owned in the future.

The following table presents a distribution of our performing restructured loans by year of maturity, according to the restructured terms, as of December 31, 2018:

(in thousands)
Year	Amount
2019	$8,107
2020	170
2021	—
2022	—
2023	45
Thereafter	5,602
Total	$13,924

ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The allowance for loan and lease losses ("ALLL") totaled $144.9 million at December 31, 2018, an increase of $4.3 million from the $140.6 million at December 31, 2017. The following table provides a summary of activity in the ALLL by major loan type, net of deferred fees for each of the five years ended December 31:
Allowance for Loan and Lease Losses

(dollars in thousands)	2018	2017	2016	2015	2014
Balance, beginning of period	$140,608	$133,984	$130,322	$116,167	$95,085
Loans charged-off:
Commercial real estate, net	(2,950)	(2,407)	(3,137)	(6,797)	(8,030)
Commercial, net	(55,902)	(44,511)	(35,545)	(20,247)	(16,824)
Residential, net	(877)	(985)	(1,885)	(970)	(1,855)
Consumer & other, net	(6,321)	(8,016)	(9,356)	(7,557)	(3,469)
Total loans charged-off	(66,050)	(55,919)	(49,923)	(35,571)	(30,178)
Recoveries:
Commercial real estate, net	1,184	3,068	1,958	2,682	2,539
Commercial, net	10,421	8,163	4,995	5,001	6,744
Residential, net	570	764	1,028	641	462
Consumer & other, net	2,233	3,294	3,930	4,813	1,274
Total recoveries	14,408	15,289	11,911	13,137	11,019
Net charge-offs	(51,642)	(40,630)	(38,012)	(22,434)	(19,159)
Provision for loan and lease losses	55,905	47,254	41,674	36,589	40,241
Balance, end of period	$144,871	$140,608	$133,984	$130,322	$116,167
As a percentage of average loans and leases:
Net charge-offs	0.26%	0.22%	0.22%	0.14%	0.15%
Provision for loan and lease losses	0.29%	0.26%	0.24%	0.23%	0.31%
Recoveries as a percentage of charge-offs	21.81%	27.34%	23.86%	36.93%	36.51%

The increase in allowance for loan and lease losses as of December 31, 2018 compared to the same period of the prior year was primarily attributable to strong growth in the loan portfolio. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The unallocated portion of ALLL provides for coverage of credit losses inherent in the loan portfolio but not captured in the credit loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the allowance for loan and lease losses, and acknowledges the inherent imprecision of all loss prediction models. At both December 31, 2018 and 2017, there was no unallocated allowance for loan and lease losses.

The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans and leases in each category to total loans and leases, net of deferred fees, as of December 31:

Allowance for Loan and Lease Losses Composition
As of December 31,

(dollars in thousands)	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate, net	$47,904	50.4%	$45,765	51.1%	$47,795	53.5%	$54,293	55.3%	$55,184	58.0%
Commercial, net	63,957	23.1%	63,305	22.4%	58,840	20.5%	47,487	18.9%	41,216	19.3%
Residential, net	22,034	23.6%	19,360	22.5%	17,946	22.3%	22,017	22.7%	15,922	20.2%
Consumer & other, net	10,976	2.9%	12,178	4.0%	9,403	3.7%	6,525	3.1%	3,845	2.5%
Allowance for loan and lease losses	$144,871		$140,608		$133,984		$130,322		$116,167

At December 31, 2018, the recorded investment in loans classified as impaired totaled $42.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $180,000.  At December 31, 2017, the total recorded investment in impaired loans was $59.9 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $535,000.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans at December 31, 2018 and 2017.

The following table presents a summary of activity in the reserve for unfunded commitments ("RUC"):

Summary of Reserve for Unfunded Commitments Activity

Years Ended December 31,

(in thousands)	2018	2017	2016
Balance, beginning of period	$3,963	$3,611	$3,574
Net charge to other expense	560	352	37
Balance, end of period	$4,523	$3,963	$3,611

The RUC has increased due to the increase in unfunded commitments outstanding as of December 31, 2018. We believe that the ALLL and RUC at December 31, 2018 are sufficient to absorb probable losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the best information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

RESIDENTIAL MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our residential mortgage servicing rights asset as of December 31, 2018, 2017, and 2016:

Summary of Residential Mortgage Servicing Rights

Years Ended December 31,

(in thousands)	2018	2017	2016
Balance, beginning of period	$153,151	$142,973	$131,817
Additions for new MSR capitalized	29,069	33,445	37,082
Changes in fair value:
Due to changes in model inputs or assumptions (1)	9,174	(1,952)	7,873
Other (2)	(22,369)	(21,315)	(33,799)
Balance, end of period	$169,025	$153,151	$142,973

(1) Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.
(2) Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of December 31, 2018, 2017, and 2016 was as follows:

(dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Balance of loans serviced for others	$15,978,885	$15,336,597	$14,327,368
MSR as a percentage of serviced loans	1.06%	1.00%	1.00%

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

GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2018 and 2017, we had goodwill of $1.8 billion.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. For the years ended December 31, 2018 and 2017, there were no goodwill impairment losses recognized. For the year ended December 31, 2016, there were goodwill impairment losses of $142,000 recognized related to a small subsidiary winding down operations.

At December 31, 2018, we had other intangible assets of $24.0 million, compared to $30.1 million at December 31, 2017.   As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which includes all deposits except certificates of deposit, are recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten year life. Other intangible assets decreased in 2018 from 2017 as a result of amortization of the other intangible assets of $6.2 million during the year. No impairment losses have been recognized in the periods presented.

DEPOSITS

Total deposits were $21.1 billion at December 31, 2018, an increase of $1.2 billion, or 6%, compared to year-end 2017 due to growth in time deposits, non-interest bearing demand deposits, and savings, partially offset by a decline in money market and interest bearing demand accounts.

The following table presents the deposit balances by major category as of December 31, 2018 and 2017:

Deposits

(dollars in thousands)	December 31, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
Non-interest bearing	$6,667,467	32%	$6,505,628	33%
Interest bearing demand	2,340,471	11%	2,384,133	12%
Money market	6,645,390	31%	7,037,891	35%
Savings	1,492,685	7%	1,446,860	7%
Time, $100,000 or greater	2,947,084	14%	1,684,498	8%
Time, less than $100,000	1,044,389	5%	889,290	5%
Total	$21,137,486	100%	$19,948,300	100%

The following table presents the scheduled maturities of time deposits of $100,000 and greater as of December 31, 2018:
Maturities of Time Deposits of $100,000 and Greater

(in thousands)	Amount
Three months or less	$731,819
Over three months through six months	450,689
Over six months through twelve months	841,269
Over twelve months	923,307
Time, $100,000 and over	$2,947,084

The Company's brokered deposits totaled $1.4 billion or 7%, compared to $865.2 million or 4%, at December 31, 2017. The increase in brokered time deposits in 2018 was to support loan growth.
BORROWINGS

At December 31, 2018, the Bank had outstanding $297.2 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding term debt of $751.8 million at December 31, 2018, consisting of advances from the Federal Home Loan Bank ("FHLB"). Term debt outstanding as of December 31, 2018 decreased $50.6 million since December 31, 2017 as a result of maturity payoffs, offset by new advances. Advances from the FHLB are secured by investment securities and loans secured by real estate. The FHLB advances have coupon interest rates ranging from 1.40% to 7.10% and mature in 2019 through 2030.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $389.6 million and $377.8 million at December 31, 2018 and December 31, 2017, respectively.  The increase is due to the change in fair value for the junior subordinated debentures elected to be carried at fair value, offset by the redemption of the Humboldt Bancorp Statutory Trust I and HB Capital Trust I junior subordinated debentures, which had carrying values of $11.7 million as of December 31, 2017. As of December 31, 2018, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represent 9% of total deposits at December 31, 2018 and 2017. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $7.2 billion at December 31, 2018 subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $711.0 million subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at December 31, 2018. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $206.5 million of dividends paid by the Bank to the Company in 2018.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $505.2 million during 2018, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $3.0 billion, offset by originations of loans held for sale of $2.9 billion, as well as the gain on sale of loans of $77.8 million.  This compares to net cash provided by operating activities of $515.5 million during 2017, with the difference between cash provided by operating activities and net income largely consisting of proceeds from the sale of loans held for sale of $3.7 billion, offset by originations of loans held for sale of $3.4 billion, as well as the gain on sale of loans of $145.0 million.

Net cash of $1.5 billion used in investing activities during 2018 consisted principally of $1.6 billion of net change in loans and leases and $449.4 million in purchases of investment securities available for sale, partially offset by proceeds from investment securities available for sale of $440.2 million and proceeds from sale of loans and leases of $164.0 million. This compares to net cash of $2.0 billion used in investing activities during 2017, which consisted principally of net changes in loans and leases of $1.9 billion, purchases of investment securities available for sale of $952.8 million, partially offset by proceeds from investment securities available for sale of $559.7 million and proceeds from sale of loans and leases of $271.1 million.

Net cash of $982.3 million provided by financing activities during 2018 primarily consisted of $1.2 billion increase in net deposits and $100.0 million proceeds from term debt borrowings, partially offset by dividends paid on common stock of $173.9 million and repayment of debt of $150.7 million. This compares to net cash of $666.8 million provided by financing activities during 2017, which consisted primarily of $928.5 million increase in net deposits, and $205.0 million proceeds from term debt borrowings, partially offset by repayment of term debt of $255.0 million and $145.4 million in dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2019, it is possible that our deposit balances may not be maintained at previous levels due to store consolidations or pricing pressure. In addition, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

OFF-BALANCE-SHEET-ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 18 and 19 of the Notes to Consolidated Financial Statements in Item 8 below.
The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2018 and maturing as indicated:
Future Contractual Obligations

As of December 31, 2018:

(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits (1)	$19,739,544	$1,216,341	$148,248	$33,353	$21,137,486
Term debt	125,000	620,000	—	5,000	750,000
Junior subordinated debentures (2)	—	—	—	464,962	464,962
Operating leases	33,948	53,433	32,350	37,963	157,694
Other long-term liabilities (3)	3,916	7,243	6,691	46,052	63,902
Total contractual obligations	$19,902,408	$1,897,017	$187,289	$587,330	$22,574,044
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
As of December 31, 2018, the Company has a liability for unrecognized tax benefits in the amount of $5.4 million, which includes accrued interest of $351,000. As the Company is not able to estimate the period in which this liability will be paid in the future, this amount is not included in the future contractual obligations table above.

CONCENTRATIONS OF CREDIT RISK
Information regarding Concentrations of Credit Risk is included in Note 2, 4, and 18 of the Notes to Consolidated Financial Statements in Item 8 below.

CAPITAL RESOURCES

Shareholders' equity at December 31, 2018 was $4.1 billion, an increase of $87.1 million from December 31, 2017. The increase in shareholders' equity during the year ended was principally due to net income of $316.3 million, offset by common stock dividends declared of $181.2 million and other comprehensive loss, net of tax of $43.6 million.

The Federal Reserve Board has in place guidelines for risk-based capital requirements applicable to U.S. banks and bank/financial holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulation, associated with various categories of assets, both on and off-balance sheet.

On November 21, 2017, the federal banking regulators finalized a halt in the phase-in of certain provisions of the Basel Committee on Banking Supervision's capital framework ("Basel III") rules for certain banks including Umpqua. The final rules, among other things, include a common equity Tier 1 capital ("CET1") to risk-weighted assets ratio, including a capital conservation buffer. The required CET1 ratio would have gradually increased from 4.5% on January 1, 2015 to 7.0% on January 1, 2019. The final rules would also have raised the minimum ratio of Tier 1 capital to risk-weighted assets from 6.0%, which is the required minimum at December 31, 2018, to 8.5% on January 1, 2019, as well as require a minimum leverage ratio of 4.0%. The final rules had provided for a number of adjustments to and deductions from the new CET1. The deductions included, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Effective on January 1, 2018, the full transition to the Basel III treatment for these items has been paused.

Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank have made a one-time permanent election to continue to exclude these items in order to avoid significant variations in the level of capital depending on the impact of interest rate fluctuations on the fair value of the Company's securities portfolio.

Under the Basel III guidelines, capital strength is measured in three tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 6% must be Tier 1 capital and 4.5% must be CET1. Our CET1 capital primarily includes shareholders' equity less certain deductions for goodwill and other intangibles, net of taxes, net unrealized gains (losses) on AFS securities, net of tax, net unrealized gains (losses) related to fair value of liabilities, net of tax, and certain deferred tax assets that arise from tax loss and credit carry-forwards, and totaled $2.3 billion at December 31, 2018. Tier 1 capital is primarily comprised of common equity Tier 1 capital, less certain additional deductions applied during the phase-in period, totaled $2.3 billion at December 31, 2018. Tier 2 capital components include all, or a portion of, the allowance for loan and lease losses in excess of Tier 1 statutory limits and combined trust preferred security debt issuances. The total of Tier 1 capital plus Tier 2 capital components is referred to as Total Risk-Based Capital, and was $2.9 billion at December 31, 2018. The percentage ratios, as calculated under the guidelines, were 10.73%, 10.73% and 13.51% for CET1, Tier 1 and Total Risk-Based Capital, respectively, at December 31, 2018. The CET1, Tier 1 and Total Risk-Based Capital ratios at December 31, 2017 were 11.07%, 11.07% and 14.06%, respectively.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders' equity, less accumulated other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2018 and 2017 were 9.31% and 9.38%, respectively. As of December 31, 2018, the most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.

During the year ended December 31, 2018, the Company made no capital contributions to the Bank. At December 31, 2018, all four of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines.

During 2018, Umpqua's Board of Directors approved cash dividends of $0.20 per common share in the first and second quarters, and $0.21 per common share in the third and fourth quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board of Directors in accordance with the dividend policy.

There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2018, 2017 and 2016:

Cash Dividends and Payout Ratios per Common Share

	2018	2017	2016
Dividend declared per common share	$0.82	$0.68	$0.64
Dividend payout ratio	57%	62%	62%

The Company's share repurchase plan, which was first approved by the Board and announced in August 2003, provided authority to repurchase up to 15 million shares of our common stock. In 2017, the Board of Directors approved an extension of the repurchase plan to July 31, 2019. As of December 31, 2018, a total of 10.2 million shares remained available for repurchase. The Company repurchased 327,000 shares under the repurchase plan in 2018. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan. In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk arises primarily from credit risk and interest rate risk inherent in our investment, lending and financing activities. To manage our credit risk, we rely on various controls, including our underwriting standards and loan policies, internal loan monitoring and periodic credit reviews as well as our allowance of loan and lease losses ("ALLL") methodology. Additionally, the Company's Enterprise Risk and Credit, and Audit and Compliance Committees provide board oversight over the Company's loan portfolio risk management functions, the Company's Finance and Capital Committee provides board oversight over the Company's investment portfolio and hedging risk management functions, and the Bank's Audit and Compliance Committee provides board oversight of the ALLL process and reviews and approves the ALLL methodology.
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
Gap Analysis

A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match how the volume of interest sensitive assets and interest bearing liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the impact of interest rate changes on net interest income. Gap analysis measures interest rate sensitivity at a point in time as the difference between the estimated volumes of asset and liability cash flows or repricing characteristics across various time horizons: immediate to three months, four to twelve months, one to five years, over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The main focus of this interest rate management tool is the gap sensitivity identified as the cumulative one year gap. As of December 31, 2018, the cumulative one year gap has improved from a negative 11% in 2017 to a negative 9% in 2018. The improvement from the prior year is primarily a result of greater emphasis on variable rate and shorter duration loan fundings, which reprice more frequently. The table below sets forth interest sensitivity gaps for these different intervals as of December 31, 2018.

Interest Sensitivity Gap

(in thousands)	By Estimated Cash Flow or Repricing Interval
	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
ASSETS
Interest bearing cash and temporary investments	$287,218	$—	$—	$—	$—	$287,218
Equity and other securities	—	—	50,000	—	11,841	61,841
Securities held to maturity	55	114	577	2,850	10	3,606
Securities available for sale	130,143	309,885	1,113,626	1,485,325	(61,871)	2,977,108
Loans held for sale	164,864	—	—	—	1,597	166,461
Loans and leases	7,546,280	3,431,435	7,885,439	1,663,119	(103,607)	20,422,666
Non-interest earning assets	—	—	—	—	3,020,881	3,020,881
Total assets	8,128,560	3,741,434	9,049,642	3,151,294	2,868,851	$26,939,781

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$2,340,471	$—	$—	$—	$—	$2,340,471
Money market deposits	6,645,390	—	—	—	—	6,645,390
Savings deposits	1,492,685	—	—	—	—	1,492,685
Time deposits	948,913	1,657,852	1,352,203	32,505	—	3,991,473
Securities sold under agreements to repurchase	297,151	—	—	—	—	297,151
Term debt	50,000	75,000	620,000	5,000	1,788	751,788
Junior subordinated debentures, at fair value	379,390	—	—	—	(78,520)	300,870
Junior subordinated debentures, at amortized cost	85,572	—	—	—	3,152	88,724
Non-interest bearing liabilities and shareholders' equity	—	—	—	—	11,031,229	11,031,229
Total liabilities and shareholders' equity	12,239,572	1,732,852	1,972,203	37,505	10,957,649	$26,939,781

Interest rate sensitivity gap	(4,111,012)	2,008,582	7,077,439	3,113,789	(8,088,798)
Cumulative interest rate sensitivity gap	$(4,111,012)	$(2,102,430)	$4,975,009	$8,088,798	$—
Cumulative gap as a % of earning assets	(17)%	(9)%	21%	34%

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
The estimated impact on our net interest income over a time horizon of one year as of December 31, 2018, 2017, and 2016 are indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the "up 200 basis points" scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet of December 31 for each respective year.
Interest Rate Simulation Impact on Net Interest Income
As of December 31,

	2018	2017	2016
Up 300 basis points	4.9%	5.5%	4.9%
Up 200 basis points	3.3%	3.9%	3.5%
Up 100 basis points	1.7%	2.1%	2.1%
Down 100 basis points	(2.8)%	(3.9)%	(3.8)%
Down 200 basis points	(6.3)%	(8.1)%	(7.4)%
Down 300 basis points	(9.5)%	(11.3)%	(10.3)%

Asset sensitivity indicates that in a rising interest rate environment the Company's net interest margin would increase and in a decreasing interest rate environment the Company's net interest margin would decrease. Liability sensitivity indicates that in a rising interest rate environment a Company's net interest margin would decrease and in a decreasing interest rate environment the Company's net interest margin would increase. For all years presented, we were "asset-sensitive" meaning we expect our net interest income to increase as market rates increase and to decrease as market rates decrease. The relative level of asset sensitivity as of December 31, 2018 has decreased from the prior periods presented due to the following: 1. deposit sensitivity increased due to higher beta broker and public deposits put onto the balance sheet in the fourth quarter; 2. investment portfolio sensitivity decreased due to overall slower prepayment speeds from higher market rates; 3. the above was partially offset by an increase in loan sensitivity from greater emphasis on C&I lending which typically carry shorter durations and more frequent repricing characteristics. In the decreasing interest rate environments, we show a decline in net interest income as interest bearing assets re-price lower and deposits remain at or near their floors. It should be noted that although net interest income simulation results are presented through the down 300 basis points interest rate environments, we do not believe the down 300 basis point scenarios are plausible in the near term given the current level of interest rates.
Interest rate sensitivity in the first year of the net interest income simulation for increasing interest rate scenarios is negatively impacted by the cost of non-maturity deposits repricing immediately while interest earnings assets (primarily the loan and leases held for investment portfolio) reprice at a slower rate based upon the instrument level repricing characteristics (refer to the Interest Sensitivity Gap table above). As a result, interest sensitivity in increasing interest rates scenarios improves in subsequent years as these assets reprice. Management also prepares and reviews the longer term trends of the net interest income simulation to measure and monitor risk. This analysis assumes the same rate shift over the first year of the scenario as described above, and holding steady thereafter. The estimated impact on our net interest income over the first and second year time horizons as it relates to our balance sheet as of December 31, 2018 is indicated in the table below.
Interest Rate Simulation Impact on Net Interest Income
As of December 31, 2018

	Year 1	Year 2
Up 300 basis points	4.9%	8.7%
Up 200 basis points	3.3%	6.0%
Up 100 basis points	1.7%	3.2%
Down 100 basis points	(2.8)%	(8.4)%
Down 200 basis points	(6.3)%	(18.9)%
Down 300 basis points	(9.5)%	(25.7)%

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

The table below illustrates the effects of various instantaneous market interest rate changes on the fair values of financial assets and liabilities compared to the corresponding carrying values and fair values:
Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities
As of December 31,

	2018	2017
Up 300 basis points	(5.6)%	(6.6)%
Up 200 basis points	(3.2)%	(3.7)%
Up 100 basis points	(1.0)%	(1.1)%
Down 100 basis points	(4.0)%	(4.6)%
Down 200 basis points	(11.1)%	(12.4)%
Down 300 basis points	(18.6)%	(19.4)%

As of December 31, 2018, our economic value of equity model indicates a liability sensitive profile. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated economic value of equity. Our overall sensitivity to market interest rate changes as of December 31, 2018 has increased in the rising rate environment compared to December 31, 2017. As of December 31, 2018, our estimated economic value of equity (fair value of financial assets and liabilities) exceeded our book value of equity. This result is primarily based on the value placed on the Company's significant amount of noninterest bearing and low cost interest bearing deposits. While noninterest bearing deposits do not impact the net interest income simulation, the value of these deposits has a significant impact on the economic value of equity model, particularly when market rates are assumed to rise.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Umpqua Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Umpqua Holdings Corporation and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statement of income, comprehensive income, changes in shareholders' equity, and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
/s/ Deloitte & Touche LLP

Portland, Oregon
February 21, 2019

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Umpqua Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Umpqua Holdings Corporation and Subsidiaries (the "Company") as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes, (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Portland, Oregon
February 23, 2018, except for the adjustments disclosed in Note 1, as to which the date is February 21, 2019

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017

(in thousands, except shares)	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$335,419	$330,856
Interest bearing cash and temporary investments	287,218	303,424
Total cash and cash equivalents	622,637	634,280
Investment securities
Equity and other, at fair value	61,841	12,255
Available for sale, at fair value	2,977,108	3,065,769
Held to maturity, at amortized cost	3,606	3,803
Loans held for sale, at fair value	166,461	259,518
Loans and leases	20,422,666	19,019,192
Allowance for loan and lease losses	(144,871)	(140,608)
Net loans and leases	20,277,795	18,878,584
Restricted equity securities	40,268	43,508
Premises and equipment, net	227,423	269,182
Goodwill	1,787,651	1,787,651
Other intangible assets, net	23,964	30,130
Residential mortgage servicing rights, at fair value	169,025	153,151
Other real estate owned	10,958	11,734
Bank owned life insurance	313,626	306,864
Other assets	257,418	224,018
Total assets	$26,939,781	$25,680,447
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$6,667,467	$6,505,628
Interest bearing	14,470,019	13,442,672
Total deposits	21,137,486	19,948,300
Securities sold under agreements to repurchase	297,151	294,299
Term debt	751,788	802,357
Junior subordinated debentures, at fair value	300,870	277,155
Junior subordinated debentures, at amortized cost	88,724	100,609
Deferred tax liability, net	25,846	21,930
Other liabilities	281,474	266,430
Total liabilities	22,883,339	21,711,080
COMMITMENTS AND CONTINGENCIES (NOTE 18)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 as of December 31, 2018 and 2017; issued and outstanding: 220,255,039 as of December 31, 2018 and 220,148,824 as of December 31, 2017	3,512,874	3,517,258
Retained earnings	602,482	477,101
Accumulated other comprehensive loss	(58,914)	(24,992)
Total shareholders' equity	4,056,442	3,969,367
Total liabilities and shareholders' equity	$26,939,781	$25,680,447

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2018, 2017 and 2016

(in thousands, except per share amounts)	2018	2017	2016
INTEREST INCOME
Interest and fees on loans and leases	$972,114	$871,318	$843,591
Interest and dividends on investment securities:
Taxable	76,014	57,987	46,427
Exempt from federal income tax	8,368	8,725	8,828
Dividends	1,988	1,491	1,399
Interest on temporary investments and interest bearing deposits	8,665	4,380	3,918
Total interest income	1,067,149	943,901	904,163
INTEREST EXPENSE
Interest on deposits	92,685	45,582	35,240
Interest on securities sold under agreement to repurchase and federal funds purchased	506	475	132
Interest on term debt	13,604	14,159	15,005
Interest on junior subordinated debentures	21,715	18,000	15,674
Total interest expense	128,510	78,216	66,051
Net interest income	938,639	865,685	838,112
PROVISION FOR LOAN AND LEASE LOSSES	55,905	47,254	41,674
Net interest income after provision for loan and lease losses	882,734	818,431	796,438
NON-INTEREST INCOME
Service charges on deposits	62,124	61,469	61,268
Brokerage revenue	16,480	16,083	17,033
Residential mortgage banking revenue, net	118,235	136,276	157,863
Gain on sale of investment securities, net	14	27	858
Unrealized holding losses on equity securities	(1,484)	—	—
Gain on loan sales, net	7,834	18,012	15,144
Loss on junior subordinated debentures carried at fair value	—	(14,727)	(6,323)
BOLI income	8,297	8,214	8,514
Other income	67,917	53,133	47,371
Total non-interest income	279,417	278,487	301,728
NON-INTEREST EXPENSE
Salaries and employee benefits	425,575	438,180	424,830
Occupancy and equipment, net	148,724	150,545	151,944
Communications	17,233	18,932	21,265
Marketing	11,313	8,918	10,913
Services	62,730	45,302	42,795
FDIC assessments	16,094	15,014	15,508
Loss (gain) on other real estate owned, net	867	(557)	(279)
Intangible amortization	6,166	6,756	8,622
Merger related expenses	—	9,324	15,313
Goodwill impairment	—	—	142
Other expenses	50,763	55,461	46,102
Total non-interest expense	739,465	747,875	737,155
Income before provision for income taxes	422,686	349,043	361,011
Provision for income taxes	106,423	106,730	130,943
Net income	$316,263	$242,313	$230,068

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)
For the Years Ended December 31, 2018, 2017 and 2016

(in thousands, except per share amounts)	2018	2017	2016
Net income	$316,263	$242,313	$230,068
Dividends and undistributed earnings allocated to participating securities	16	55	123
Net earnings available to common shareholders	$316,247	$242,258	$229,945
Earnings per common share:
Basic	$1.44	$1.10	$1.04
Diluted	$1.43	$1.10	$1.04
Weighted average number of common shares outstanding:
Basic	220,280	220,251	220,282
Diluted	220,737	220,836	220,908

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)	2018	2017	2016
Net income	$316,263	$242,313	$230,068
Available for sale securities:
Unrealized (losses) gains arising during the period	(35,205)	1,301	(29,817)
Income tax benefit (expense) related to unrealized (losses) gains	8,911	(503)	11,558

Reclassification adjustment for net realized gains in earnings	(14)	(27)	(858)
Income tax expense related to realized gains	4	10	332
Net change in unrealized (losses) gains for available for sale securities	(26,304)	781	(18,785)

Junior subordinated debentures, at fair value:
Unrealized losses arising during the period	(23,268)	—	—
Income tax benefit related to unrealized losses	5,940	—	—
Net change in unrealized losses for junior subordinated debentures, at fair value	(17,328)	—	—
Other comprehensive (loss) income, net of tax	(43,632)	781	(18,785)
Comprehensive income	$272,631	$243,094	$211,283

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2018, 2017 and 2016

(in thousands, except shares)	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Retained Earnings		Total
Balance at December 31, 2015 as previously reported	220,171,091	$3,520,591	$331,301	$(2,558)	$3,849,334
Prior period adjustment, Note 1			(38,841)		$(38,841)
Restated balance at January 1, 2016	220,171,091	$3,520,591	$292,460	$(2,558)	$3,810,493
Net income			230,068		230,068
Other comprehensive loss, net of tax				(18,785)	(18,785)
Stock-based compensation		9,790			9,790
Stock repurchased and retired	(1,117,061)	(17,708)			(17,708)
Issuances of common stock under stock plans	1,123,000	2,626			2,626
Cash dividends on common stock ($0.64 per share)			(141,402)		(141,402)
Balance at December 31, 2016	220,177,030	$3,515,299	$381,126	$(21,343)	$3,875,082

Balance at January 1, 2017	220,177,030	$3,515,299	$381,126	$(21,343)	$3,875,082
Net income			242,313		242,313
Other comprehensive income, net of tax				781	781
Stock-based compensation		9,612			9,612
Stock repurchased and retired	(468,555)	(8,614)			(8,614)
Issuances of common stock under stock plans	440,349	961			961
Cash dividends on common stock ($0.68 per share)			(150,768)		(150,768)
Tax rate effect reclassification (1)			4,430	(4,430)	—
Balance at December 31, 2017	220,148,824	$3,517,258	$477,101	$(24,992)	$3,969,367

Balance at January 1, 2018	220,148,824	$3,517,258	$477,101	$(24,992)	$3,969,367
Net income			316,263		316,263
Other comprehensive loss, net of tax				(43,632)	(43,632)
Stock-based compensation		7,513			7,513
Stock repurchased and retired	(557,648)	(12,962)			(12,962)
Issuances of common stock under stock plans	663,863	1,065			1,065
Cash dividends on common stock ($0.82 per share)			(181,172)		(181,172)
Junior subordinated debentures, at fair value, cumulative effect adjustment (2)			(9,710)	9,710	—
Balance at December 31, 2018	220,255,039	$3,512,874	$602,482	$(58,914)	$4,056,442

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

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$316,263	$242,313	$230,068
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	18,812	77,428	113,834
Amortization of investment premiums, net	9,917	29,340	23,743
Gain on sales of investment securities, net	(14)	(27)	(858)
Gain on sale of other real estate owned, net	(410)	(703)	(1,998)
Valuation adjustment on other real estate owned	1,277	146	1,719
Provision for loan and lease losses	55,905	47,254	41,674
Change in cash surrender value of bank owned life insurance	(8,396)	(8,300)	(8,595)
Change in FDIC indemnification asset	—	—	82
Depreciation, amortization and accretion	52,345	57,968	59,256
(Gain) loss on sale of premises and equipment	(2,037)	(1,442)	6,737
Gain on store divestiture	(1,157)	—	—
Gain on Pivotus divestiture	(5,778)	—	—
Goodwill impairment	—	—	142
Additions to residential mortgage servicing rights carried at fair value	(29,069)	(33,445)	(37,082)
Change in fair value residential mortgage servicing rights carried at fair value	13,195	23,267	25,926
Gain on redemption of junior subordinated debentures at amortized cost	(1,043)	—	—
Change in junior subordinated debentures carried at fair value	—	14,946	6,752
Stock-based compensation	7,513	9,612	9,790
Net decrease (increase) in equity and other investments	900	(1,291)	(1,378)
Holding losses on equity securities	1,484	—	—
Gain on sale of loans, net	(77,772)	(145,007)	(179,929)
Change in fair value of loans held for sale	2,606	(453)	3,517
Origination of loans held for sale	(2,872,994)	(3,414,431)	(3,990,278)
Proceeds from sales of loans held for sale	3,033,383	3,669,679	4,127,503
Change in other assets and liabilities:
Net (increase) decrease in other assets	(29,179)	1,041	(27,080)
Net increase (decrease) in other liabilities	19,493	(52,388)	11,622
Net cash provided by operating activities	505,244	515,507	415,167
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(449,359)	(952,819)	(852,101)
Proceeds from investment securities available for sale	440,241	559,746	619,752
Proceeds from investment securities held to maturity	493	520	501
Purchases of restricted equity securities	(45,601)	(243,171)	(600)
Redemption of restricted equity securities	48,841	245,191	2,021
Net change in loans and leases	(1,618,333)	(1,881,924)	(1,144,443)
Proceeds from sales of loans	164,037	271,124	475,810
Change in premises and equipment	(8,989)	(4,278)	(30,313)
Proceeds from bank owned life insurance death benefit	1,481	1,601	814
Purchase of bank owned life insurance	—	(750)	—
Net change in proceeds from FDIC indemnification asset	—	632	140
Proceeds from sales of other real estate owned	3,223	6,705	15,855
Net cash paid in store divestiture	(35,219)	—	—
Net cash used in investing activities	(1,499,185)	(1,997,423)	(912,564)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (Continued) For the Years Ended December 31, 2018, 2017 and 2016
(in thousands)	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$1,226,507	$928,462	$1,315,886
Net increase (decrease) in securities sold under agreements to repurchase	2,852	(58,649)	48,388
Proceeds from term debt borrowings	100,000	205,000	490,000
Repayment of term debt borrowings	(150,652)	(254,998)	(525,014)
Repayment of junior subordinated debentures at amortized cost	(10,598)	—	—
Dividends paid on common stock	(173,914)	(145,398)	(141,074)
Proceeds from stock options exercised	1,065	961	2,626
Repurchase and retirement of common stock	(12,962)	(8,614)	(17,708)
Net cash provided by financing activities	982,298	666,764	1,173,104
Net (decrease) increase in cash and cash equivalents	(11,643)	(815,152)	675,707
Cash and cash equivalents, beginning of period	634,280	1,449,432	773,725
Cash and cash equivalents, end of period	$622,637	$634,280	$1,449,432

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$124,333	$80,015	$70,796
Income taxes	$71,985	$30,087	$8,164
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized (losses) gains on investment securities available for sale, net of taxes	$(26,304)	$781	$(18,785)
Change in unrealized losses on junior subordinated debentures carried at fair value, net of taxes	$(17,328)	$—	$—
Junior subordinated debentures, at fair value, cumulative effect adjustment	$9,710	$—	$—
Tax rate effect reclassification	$—	$(4,430)	$—
Cash dividend declared on common stock and payable after period-end	$46,254	$39,634	$35,243
Change in GNMA mortgage loans recognized due to repurchase option	$(3,510)	$1,571	$(8,319)
Transfer of loans to other real estate owned	$3,314	$11,222	$5,888
Transfers from other real estate owned to loans due to internal financing	$—	$78	$5,881
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
Pivotus Ventures, Inc., was a wholly-owned subsidiary of Umpqua Holdings Corporation, which used a startup dynamic and collaboration with other institutions to validate, develop, and test new bank platforms. In October 2018, Umpqua sold substantially all of the assets of this subsidiary.

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
Consolidation-The accompanying consolidated financial statements include the accounts of the Company, the Bank and its subsidiary, Umpqua Investments. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2018, the Company had 23 wholly-owned trusts ("Trusts") that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements as they are considered to be variable interest entities for which the Company is not a primary beneficiary. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company's consolidated balance sheet as junior subordinated debentures.
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
Equity and Other Securities-Equity and other securities are carried at fair value with realized and unrealized gains or losses recorded in non-interest income.
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

Debt securities are classified as available for sale if the Company intends and has the ability to hold those securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a debt security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized holding gains or losses are included in other comprehensive income ("OCI") as a separate component of shareholders' equity, net of tax. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.
We review investment securities on an ongoing basis for the presence of other-than-temporary impairment ("OTTI") or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.  For debt securities, if we intend to sell the security or it is more likely than not that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security, but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.
Loans Held for Sale-The Company has elected to account for residential mortgage loans held for sale at fair value. Fair value is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding and changes in the fair value of the related servicing asset, resulting in revaluation adjustments to the recorded fair value. The inputs used in the fair value measurements are considered Level 2 inputs. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in the fair value of derivative instruments that are used as economic hedges to loans held for sale. Loan origination fees and direct origination costs are recognized immediately in net income. Interest income on loans held for sale is included in interest income in the Consolidated Statements of Income and recognized when earned. Loans held for sale are placed on nonaccrual in a manner consistent with loans held for investment. The Company recognizes the gain or loss on the sale of loans when the sales criteria for derecognition are met.
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
Management believes that the ALLL was adequate as of December 31, 2018. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. A substantial percentage of our loan portfolio is secured by real estate, and as a result a significant decline in real estate market values may require an increase in the ALLL.
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
Restricted Equity Securities-Restricted equity securities consists mostly of the Bank's investment in Federal Home Loan Bank of Des Moines ("FHLB") stock that is carried at par value, which reasonably approximates its fair value. Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management's determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.
As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2018, the Bank's minimum required investment in FHLB stock was $40.0 million. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.
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
For purposes of evaluating and measuring impairment, the fair value of Commercial and SBA servicing rights are measured using a discounted estimated net future cash flow model as described above.  Any impairment is measured as the amount by which the carrying value of servicing rights for an interest rate-stratum exceeds its fair value. No impairment charges were recorded for the years ended December 31, 2018, 2017 and 2016, related to these servicing assets.
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

We earn Investment Tax Credits on certain equipment leases and use the deferral method to account for these tax credits. Under this method, the Investment Tax Credits are recognized as a reduction of depreciation expense over the life of the asset.

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
Operating Segments- Public enterprises are required to report certain information about their operating segments in its financial statements. They are also required to report certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. The Company reports four primary segments, which are also the Company's reporting units: Wholesale Bank, Wealth Management, Retail Bank, and Home Lending with the remainder as Corporate and other.

Share-Based Payment- We recognize expense in the income statement for the grant-date fair value of restricted share awards issued to employees over the employees' requisite service period (generally the vesting period). The fair value of the restricted share awards is based on the Company's share price on the grant date. Restricted stock awards generally vest ratably over three to five years and are recognized as expense over that same period of time.
Certain restricted stock awards are subject to performance-based and market-based vesting as well as a requisite service period and cliff vest based on those conditions, at the end of three years. Compensation expense is recognized over the service period to the extent restricted stock awards are expected to vest. The fair value of these restricted stock award grants is estimated as of the grant date using a Monte Carlo simulation pricing model.
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
Reclassifications- Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current classifications, as noted below.

Correction of Prior Period Balances

Subsequent to the issuance of the Company's March 31, 2018 condensed consolidated financial statements, the Company's management determined that the calculation and corresponding recognition of the accretion of the purchase accounting discount on the loans acquired from Sterling Financial Corporation that were not impaired was calculated in a manner that was considered to be inconsistent with accounting principles generally accepted in the United States of America as indicated in Accounting Standards Codification (ASC) 310-20. As a result, the financial statements have been restated to reflect the correction of the difference in accretion/amortization related to the loans acquired. Management believes that the effect of this restatement is not material to our previously issued consolidated financial statements.

As the error began in 2014, a prior period adjustment has been recorded to reflect the difference in loans and leases, as well as retained earnings in the opening period that is first reported in this 10-K. As a result, the consolidated statements of income have been revised to reflect these changes to the applicable line items as follows.

(in thousands, except per share amounts)	Year Ended
	December 31, 2017			December 31, 2016
	As Originally Reported	Adjustment	As Revised	As Originally Reported	Adjustment	As Revised
Interest and fees on loans and leases	$865,521	$5,797	$871,318	$850,067	$(6,476)	$843,591
Total interest income	938,104	5,797	943,901	910,639	(6,476)	904,163
Net interest income	859,888	5,797	865,685	844,588	(6,476)	838,112
Net interest income after provision for loan and lease losses	812,634	5,797	818,431	802,914	(6,476)	796,438
Gain on loan sales, net	16,721	1,291	18,012	13,356	1,788	15,144
Total non-interest income	277,196	1,291	278,487	299,940	1,788	301,728
Income before provision for income taxes	341,955	7,088	349,043	365,699	(4,688)	361,011
Provision for income taxes	95,936	10,794	106,730	132,759	(1,816)	130,943
Net income	$246,019	$(3,706)	$242,313	$232,940	$(2,872)	$230,068
Dividends and undistributed earnings allocated to participating securities	56	(1)	55	125	(2)	123
Net earnings available to common shareholders	$245,963	$(3,705)	$242,258	$232,815	$(2,870)	$229,945
Earnings per common share:
Basic	$1.12	$(0.02)	$1.10	$1.06	$(0.02)	$1.04
Diluted	$1.11	$(0.01)	$1.10	$1.05	$(0.01)	$1.04
In addition, the consolidated balance sheet for December 31, 2017 has been revised to reflect these changes as follows:

(in thousands)	December 31, 2017
	As Originally Reported	Adjustment	As Revised
Loans and leases	$19,080,184	$(60,992)	$19,019,192
Net loans and leases	$18,939,576	$(60,992)	$18,878,584
Total assets	$25,741,439	$(60,992)	$25,680,447
Deferred tax liability, net	$37,503	$(15,573)	$21,930
Total liabilities	$21,726,653	$(15,573)	$21,711,080
Retained earnings	$522,520	$(45,419)	$477,101
Total shareholders' equity	$4,014,786	$(45,419)	$3,969,367
Total liabilities and shareholders' equity	$25,741,439	$(60,992)	$25,680,447

The consolidated statement of changes in shareholders' equity has a prior period adjustment of $38.8 million to reflect the correction of the accretion amounts since the acquisition date in April 2014 to December 31, 2015. In addition, the following amounts have been revised in the consolidated statement of changes in shareholders' equity.

(in thousands)	As Originally Reported	Adjustment	As Revised
Net income for the year ended December 31, 2016	$232,940	$(2,872)	$230,068
Retained earnings as of December 31, 2016	$422,839	$(41,713)	$381,126
Total equity as of December 31, 2016	$3,916,795	$(41,713)	$3,875,082
Net income for the year ended December 31, 2017	$246,019	$(3,706)	$242,313
Retained earnings as of December 31, 2017	$522,520	$(45,419)	$477,101
Total equity as of December 31, 2017	$4,014,786	$(45,419)	$3,969,367

The consolidated statement of comprehensive income has been updated to reflect the change in net income for the year ended December 31, 2017 and 2016. Comprehensive income decreased by $3.7 million for the year ended December 31, 2017 to $243.1 million and by $2.9 million for the year ended December 31, 2016 to $211.3 million. The consolidated statement of cash flows has also been updated to reflect these changes, resulting in an increase in cash flows provided by operating activities for December 31, 2017 of $5.8 million and a decrease of $6.5 million for December 31, 2016 to reflect the change in net income, the change in gain on sale of loans and the change in other liabilities (deferred tax liability) and a corresponding increase in the cash flows used in investing activities of $5.8 million for December 31, 2017 and a decrease of $6.5 million for December 31, 2016 as part of the net change in loans and leases.

Application of new accounting guidance

As of January 1, 2018, Umpqua adopted the Financial Accounting Standard Board's ("FASB") Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively "ASC 606"), which (i) creates a single framework for recognizing revenue from contracts with customers that are within its scope and (ii) revises when it is appropriate to recognize a gain or loss from the transfer of nonfinancial assets such as other real estate owned. The majority of Umpqua's revenues come from interest income and other sources, including loans, leases, securities, and derivatives, that are outside the scope of ASC 606. Umpqua's revenues that are within the scope of ASC 606 are presented within Non-Interest Income and are recognized as revenue as the Company satisfies its obligation to the customer. Revenues within the scope of ASC 606 include service charges on deposits, brokerage revenue, interchange income, and the sale of other real estate owned. Refer to Note 28 - Revenue from Contracts with Customers for further discussion of Umpqua's accounting policies for revenue sources within the scope of ASC 606.

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

As of January 1, 2018, Umpqua applied FASB ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance relates to the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Upon adoption, certain equity securities were reclassified from available for sale to the equity securities classification on the balance sheet, prospectively. The amendment also requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The disclosures in the fair value footnote have been updated accordingly.

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

For 2018, the change in fair value is attributable to the change in the instrument specific credit risk of the junior subordinated debentures, as determined by the application of ASU 2016-01. Accordingly, the loss on fair value of junior subordinated debentures for the year ended December 31, 2018 of $23.3 million is recorded in other comprehensive income (loss), net of tax, as an other comprehensive loss of $17.3 million.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) as well as additional ASUs for enhancement, clarification or transition of the new lease standard (collectively "ASC 842"). ASC 842 will require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASC 842 is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has elected the application method that allows for applying the standard as of January 1, 2019 prospectively without corresponding changes in the comparable prior periods. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides for a number of practical expedients in transition. We expect to elect the package of practical expedients, which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easement; the latter not being applicable to us. The Company also did not elect the practical expedient to not separate lease and non-lease components on our real estate leases where we are the lessee.

The Company currently believes the most significant effect relates to the recognition of new right of use ("ROU") assets and lease liabilities on the balance sheet for our operating leases and providing significant new disclosures about our leasing activities. Any gains or losses associated with this change in accounting will be recognized through opening retained earnings upon adoption of the ASU, and we will recognize new ROU assets of approximately $115.3 million and lease liabilities of approximately $124.1 million on our balance sheet for the associated leases.

The new standard also provides practical expedients for an entity's ongoing accounting. The Company has elected the short-term lease recognition exemption for certain leases. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for certain financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates, but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for specified periods. The Company has a cross-functional team and project management governance process in place to manage implementation of this new guidance. The team continues to work on implementation and is finalizing model build and validation, documenting process flow and controls, and beginning a parallel run.  The new guidance may result in an increase in the allowance for loan and lease losses; however, the Company is still in the process of determining the magnitude of the change and its impact on the Company's consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (A Consensus of the FASB Emerging Issues Task Force). The ASU reduces complexity for the accounting for costs of implementing a cloud computing service arrangement. The ASU aligns the requirements for capitalization of implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal use software that cannot be capitalized under subtopic 350-40, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. The capitalized costs will be amortized over the life of the service contract. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company has elected to adopt the ASU as of January 1, 2019 and will apply the guidance prospectively. The guidance is not expected to have a material impact on the Company's consolidated financial statements.

Note 2 – Cash and Cash Equivalents
The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balance at December 31, 2018 and 2017 was approximately $129.1 million and $163.4 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

Umpqua had restricted cash included in cash and due from banks on the balance sheet of $37.4 million as of December 31, 2018, and $27.9 million as of December 31, 2017, relating mostly to collateral required on interest rate swaps as discussed in Note 19. There was $1.2 million in restricted cash included in interest bearing cash and temporary investments on the balance sheet as of December 31, 2018 and none as of December 31, 2017, relating to collateral requirements for derivatives for mortgage banking activities.

Note 3 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses and approximate fair values of investment securities at December 31, 2018 and 2017:

December 31, 2018

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$40,002	$—	$(346)	$39,656
Obligations of states and political subdivisions	308,972	2,785	(2,586)	309,171
Residential mortgage-backed securities and collateralized mortgage obligations	2,696,913	3,590	(72,222)	2,628,281
	$3,045,887	$6,375	$(75,154)	$2,977,108
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,606	$1,038	$—	$4,644
	$3,606	$1,038	$—	$4,644

December 31, 2017

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$40,021	$—	$(323)	$39,698
Obligations of states and political subdivisions	303,352	6,206	(1,102)	308,456
Residential mortgage-backed securities and collateralized mortgage obligations	2,703,997	2,039	(40,391)	2,665,645
Investments in mutual funds and other equity securities	51,959	11	—	51,970
	$3,099,329	$8,256	$(41,816)	$3,065,769
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,803	$1,103	$—	$4,906
	$3,803	$1,103	$—	$4,906

For periods presented after December 31, 2017, equity securities are no longer classified as available for sale securities, and are instead separately disclosed on the balance sheet. As of December 31, 2017, the equity securities were reported in investments in mutual funds and other securities within available for sale investment securities.

Investment securities that were in an unrealized loss position as of December 31, 2018 and December 31, 2017 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to increases in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

December 31, 2018

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$39,656	$346	$39,656	$346
Obligations of states and political subdivisions	59,963	800	38,691	1,786	98,654	2,586
Residential mortgage-backed securities and collateralized mortgage obligations	332,103	5,432	1,992,546	66,790	2,324,649	72,222
Total temporarily impaired securities	$392,066	$6,232	$2,070,893	$68,922	$2,462,959	$75,154

December 31, 2017

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$39,699	$323	$—	$—	$39,699	$323
Obligations of states and political subdivisions	20,566	322	24,798	780	45,364	1,102
Residential mortgage-backed securities and collateralized mortgage obligations	1,184,000	10,368	1,226,364	30,023	2,410,364	40,391
Total temporarily impaired securities	$1,244,265	$11,013	$1,251,162	$30,803	$2,495,427	$41,816

The unrealized losses on U.S. treasury and agencies securities are due to increases in market interest rates and are not due to the underlying credit of the issuers. The unrealized losses on obligations of states and political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors the published credit ratings of these securities for material rating or outlook changes. As of December 31, 2018, 97% of these securities were rated A3/A- or higher by rating agencies. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2018 are issued or guaranteed by government sponsored enterprises. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will be settled at a price at least equal to the amortized cost of each investment.

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

The following table presents the contractual maturities of investment securities at December 31, 2018:

(in thousands)	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AMOUNTS MATURING IN:
Due within one year	$21,169	$21,140	$—	$—
Due after one year through five years	90,837	90,367	—	—
Due after five years through ten years	398,942	393,068	15	15
Due after ten years	2,534,939	2,472,533	3,591	4,629
	$3,045,887	$2,977,108	$3,606	$4,644

The following table presents, as of December 31, 2018, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$1,125,556	$1,102,722
Other securities pledged principally to secure repurchase agreements	430,490	418,013
Total pledged securities	$1,556,046	$1,520,735

Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of December 31, 2018 and 2017:

(in thousands)	December 31, 2018	December 31, 2017
Commercial real estate
Non-owner occupied term, net	$3,573,065	$3,483,197
Owner occupied term, net	2,480,371	2,476,654
Multifamily, net	3,304,763	3,060,616
Construction & development, net	736,254	540,696
Residential development, net	196,890	165,941
Commercial
Term, net	2,232,923	1,944,925
Lines of credit & other, net	1,169,525	1,166,275
Leases & equipment finance, net	1,330,155	1,167,503
Residential
Mortgage, net	3,635,073	3,182,888
Home equity loans & lines, net	1,176,477	1,097,877
Consumer & other, net	587,170	732,620
Total loans, net of deferred fees and costs	$20,422,666	$19,019,192

The loan balances are net of deferred fees and costs of $70.4 million and $73.3 million as of December 31, 2018 and 2017, respectively. Net loans also include net discounts on acquired loans of $50.0 million and $70.5 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, loans totaling $12.9 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $183.7 million and $252.5 million at December 31, 2018 and 2017, respectively. The carrying balance of purchased impaired loans was $134.5 million and $189.1 million at December 31, 2018 and 2017, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the year ended December 31, 2018, and 2017:

(in thousands)	2018	2017
Balance, beginning of period	$74,268	$95,579
Accretion to interest income	(24,095)	(36,279)
Disposals	(10,231)	(13,120)
Reclassifications from non-accretable difference	16,622	28,088
Balance, end of period	$56,564	$74,268

The following table presents the net investment in direct financing leases and loans as of December 31, 2018 and 2017:

(in thousands)	December 31, 2018	December 31, 2017
Minimum lease payments receivable	$450,258	$467,654
Estimated guaranteed and unguaranteed residual values	79,455	85,231
Initial direct costs - net of accumulated amortization	10,950	13,561
Unearned income	(79,777)	(93,268)
Equipment finance loans, including unamortized deferred fees and costs	869,269	694,322
Accretable yield/purchase accounting adjustments	—	3
Net investment in direct financing leases and loans	1,330,155	1,167,503
Allowance for credit losses	(32,430)	(35,286)
Net investment in direct financing leases and loans	$1,297,725	$1,132,217

The following table presents the scheduled minimum lease payments receivable, excluding equipment finance loans, as of December 31, 2018:

(in thousands)
Year	Amount
2019	$146,949
2020	118,891
2021	86,793
2022	51,404
2023	21,691
Thereafter	24,530
$450,258

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes the carrying value of loans and leases sold by major loan type during the years ended December 31, 2018 and 2017:

(in thousands)	2018	2017
Commercial real estate
Non-owner occupied term, net	$11,473	$13,062
Owner occupied term, net	36,269	47,221
Multifamily, net	4,432	—
Construction & development, net	—	287
Commercial
Term, net	46,194	16,278
Lines of credit & other, net	—	187
Leases & equipment finance, net	16,166	76,082
Residential
Mortgage, net	41,669	99,995
Total	$156,203	$253,112

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

The formula allowance is calculated by applying risk factors that represent our estimate of incurred losses to various segments of pools of outstanding loans and leases. Risk factors are assigned to each portfolio segment based on management's evaluation of the losses inherent within each segment. Segments with greater risk of loss will therefore be assigned a higher risk factor.

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

The combination of the formula allowance component and the specific allowance component represents the allocated allowance for loan and lease losses. There was no unallocated allowance as of December 31, 2018 and December 31, 2017.

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

Activity in the Allowance for Loan and Lease Losses

The following tables summarize activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the years ended December 31, 2018 and 2017:

(in thousands)	December 31, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$45,765	$63,305	$19,360	$12,178	$140,608
Charge-offs	(2,950)	(55,902)	(877)	(6,321)	(66,050)
Recoveries	1,184	10,421	570	2,233	14,408
Provision	3,905	46,133	2,981	2,886	55,905
Balance, end of period	$47,904	$63,957	$22,034	$10,976	$144,871

	December 31, 2017
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$47,795	$58,840	$17,946	$9,403	$133,984
Charge-offs	(2,407)	(44,511)	(985)	(8,016)	(55,919)
Recoveries	3,068	8,163	764	3,294	15,289
(Recapture) provision	(2,691)	40,813	1,635	7,497	47,254
Balance, end of period	$45,765	$63,305	$19,360	$12,178	$140,608

The following tables present the allowance and recorded investment in loans and leases by portfolio segment and balances individually or collectively evaluated for impairment as of December 31, 2018 and 2017:

(in thousands)	December 31, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$46,014	$63,707	$21,669	$10,934	$142,324
Individually evaluated for impairment	178	2	—	—	180
Loans acquired with deteriorated credit quality	1,712	248	365	42	2,367
Total	$47,904	$63,957	$22,034	$10,976	$144,871
Loans and leases:
Collectively evaluated for impairment	$10,162,148	$4,712,327	$4,784,694	$586,768	$20,245,937
Individually evaluated for impairment	24,916	17,341	—	—	42,257
Loans acquired with deteriorated credit quality	104,279	2,935	26,856	402	134,472
Total	$10,291,343	$4,732,603	$4,811,550	$587,170	$20,422,666

(in thousands)	December 31, 2017
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$43,186	$62,912	$18,912	$12,150	$137,160
Individually evaluated for impairment	531	4	—	—	535
Loans acquired with deteriorated credit quality	2,048	389	448	28	2,913
Total	$45,765	$63,305	$19,360	$12,178	$140,608
Loans and leases:
Collectively evaluated for impairment	$9,545,886	$4,246,575	$4,245,541	$732,164	$18,770,166
Individually evaluated for impairment	31,936	27,977	—	—	59,913
Loans acquired with deteriorated credit quality	149,282	4,151	35,224	456	189,113
Total	$9,727,104	$4,278,703	$4,280,765	$732,620	$19,019,192

Summary of Reserve for Unfunded Commitments Activity

The following tables present a summary of activity in the RUC and unfunded commitments for the years ended December 31, 2018 and 2017:

(in thousands)	December 31, 2018	December 31, 2017
Balance, beginning of period	$3,963	$3,611
Net charge to other expense	560	352
Balance, end of period	$4,523	$3,963

(in thousands)	Total
Unfunded loan and lease commitments:
December 31, 2018	$5,475,484
December 31, 2017	$4,947,750

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following tables summarize our non-accrual loans and leases and loans and leases past due by loan and lease class as of December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90+ Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$1,192	$1,042	$—	$2,234	$10,033	$3,560,798	$3,573,065
Owner occupied term, net	3,920	1,372	1	5,293	8,682	2,466,396	2,480,371
Multifamily, net	107	—	—	107	4,298	3,300,358	3,304,763
Construction & development, net	—	—	—	—	—	736,254	736,254
Residential development, net	—	—	—	—	—	196,890	196,890
Commercial
Term, net	992	117	—	1,109	11,772	2,220,042	2,232,923
Lines of credit & other, net	1,286	143	83	1,512	2,275	1,165,738	1,169,525
Leases & equipment finance, net	8,571	8,754	3,016	20,341	13,763	1,296,051	1,330,155
Residential
Mortgage, net(2)	—	4,900	39,218	44,118	—	3,590,955	3,635,073
Home equity loans & lines, net	987	368	2,492	3,847	—	1,172,630	1,176,477
Consumer & other, net	2,711	911	551	4,173	—	582,997	587,170
Total, net of deferred fees and costs	$19,766	$17,607	$45,361	$82,734	$50,823	$20,289,109	$20,422,666

(1) Other includes purchased credit impaired loans of $134.5 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $8.9 million at December 31, 2018.

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

Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans, which are also considered impaired loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral dependent loans.  Therefore, the non-accrual loans as of December 31, 2018 have already been written-down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in net realizable value.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

The following tables summarize our impaired loans by loan class as of December 31, 2018 and 2017:

(in thousands)	December 31, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance
Commercial real estate
Non-owner occupied term, net	$14,877	$9,847	$3,715	$90
Owner occupied term, net	8,188	6,178	878	88
Multifamily, net	4,493	4,298	—	—
Commercial
Term, net	22,770	11,089	3,770	2
Lines of credit & other, net	7,145	2,065	—	—
Leases & equipment finance, net	417	417	—	—
Total, net of deferred fees and costs	$57,890	$33,894	$8,363	$180

(in thousands)	December 31, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance
Commercial real estate
Non-owner occupied term, net	$15,930	$2,543	$13,310	$314
Owner occupied term, net	12,775	11,269	940	94
Multifamily, net	3,994	355	3,519	123
Commercial
Term, net	28,117	19,084	2,510	4
Lines of credit & other, net	8,018	6,383	—	—
Total, net of deferred fees and costs	$68,834	$39,634	$20,279	$535

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the years ended December 31, 2018 and 2017:

(in thousands)	December 31, 2018		December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Non-owner occupied term, net	$13,950	$270	$16,959	$551
Owner occupied term, net	9,816	40	10,087	151
Multifamily, net	4,036	60	3,906	122
Construction & development, net	—	—	961	22
Residential development, net	—	—	5,816	163
Commercial
Term, net	17,154	250	17,157	330
Lines of credit & other, net	3,347	—	6,287	55
Leases & equipment finance, net	443	—	148	—
Total, net of deferred fees and costs	$48,746	$620	$61,321	$1,394

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

The following tables summarize our internal risk rating by loan and lease class for the loan and lease portfolio, including purchased credit impaired loans, as of December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,497,801	$38,346	$23,234	$—	$122	$13,562	$3,573,065
Owner occupied term, net	2,422,351	28,447	22,136	54	327	7,056	2,480,371
Multifamily, net	3,284,445	11,481	4,539	—	—	4,298	3,304,763
Construction & development, net	734,318	—	1,936	—	—	—	736,254
Residential development, net	196,890	—	—	—	—	—	196,890
Commercial
Term, net	2,196,753	15,519	5,670	53	69	14,859	2,232,923
Lines of credit & other, net	1,103,677	42,831	20,639	313	—	2,065	1,169,525
Leases & equipment finance, net	1,296,235	8,571	8,754	14,247	1,931	417	1,330,155
Residential
Mortgage, net(2)	3,588,976	5,169	38,766	—	2,162	—	3,635,073
Home equity loans & lines, net	1,172,040	1,878	1,418	—	1,141	—	1,176,477
Consumer & other, net	582,962	3,622	559	—	27	—	587,170
Total, net of deferred fees and costs	$20,076,448	$155,864	$127,651	$14,667	$5,779	$42,257	$20,422,666

(1) The percentage of impaired loans classified as pass/watch, special mention and substandard was 3.2%, 8.8% and 88.0% respectively, as of December 31, 2018.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $8.9 million at December 31, 2018, which is included in the substandard category.

(in thousands)	December 31, 2017
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,388,421	$45,189	$33,026	$630	$78	$15,853	$3,483,197
Owner occupied term, net	2,398,215	30,343	34,743	438	706	12,209	2,476,654
Multifamily, net	3,037,320	13,783	5,639	—	—	3,874	3,060,616
Construction & development, net	538,515	—	2,181	—	—	—	540,696
Residential development, net	165,502	—	439	—	—	—	165,941
Commercial
Term, net	1,900,062	12,735	10,372	82	80	21,594	1,944,925
Lines of credit & other, net	1,122,360	6,539	30,941	52	—	6,383	1,166,275
Leases & equipment finance, net	1,134,446	8,494	10,133	12,868	1,562	—	1,167,503
Residential
Mortgage, net(2)	3,136,071	7,505	35,918	—	3,394	—	3,182,888
Home equity loans & lines, net	1,092,496	2,564	2,286	—	531	—	1,097,877
Consumer & other, net	728,006	3,998	568	—	48	—	732,620
Total, net of deferred fees and costs	$18,641,414	$131,150	$166,246	$14,070	$6,399	$59,913	$19,019,192

(1) The percentage of impaired loans classified as pass/watch and substandard was 1.7% and 98.3% respectively, as of December 31, 2017.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $12.4 million at December 31, 2017, which is included in the substandard category.

Troubled Debt Restructurings

At December 31, 2018 and December 31, 2017, impaired loans of $13.9 million and $32.2 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a newly restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were $338,000 in available commitments for troubled debt restructurings outstanding as of December 31, 2018 and $917,000 as of December 31, 2017.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate, net	$4,524	$9,290	$13,814
Commercial, net	3,696	8,736	12,432
Residential, net	5,704	—	5,704
Total, net of deferred fees and costs	$13,924	$18,026	$31,950

(in thousands)	December 31, 2017
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate, net	$17,694	$5,088	$22,782
Commercial, net	7,787	16,978	24,765
Residential, net	6,687	—	6,687
Total, net of deferred fees and costs	$32,168	$22,066	$54,234

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The following tables present newly restructured loans that occurred during the years ended December 31, 2018 and 2017:

(in thousands)	December 31, 2018
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Residential, net	$—	$—	$—	$—	$106	$106
Total, net of deferred fees and costs	$—	$—	$—	$—	$106	$106

(in thousands)	December 31, 2017
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate, net	$—	$—	$—	$—	$5,086	$5,086
Commercial, net	—	—	—	—	21,846	21,846
Residential, net	—	187	—	—	1,458	1,645
Total, net of deferred fees and costs	$—	$187	$—	$—	$28,390	$28,577

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification.
There were no financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the year ended December 31, 2018. There were $118,000 in financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the year ended December 31, 2017.

Note 6–Premises and Equipment
The following table presents the major components of premises and equipment at December 31, 2018 and 2017:

(in thousands)	2018	2017	Estimated useful life
Land	$34,388	$36,167
Buildings and improvements	209,948	214,636	7-39 years
Furniture, fixtures and equipment	141,579	147,928	4-20 years
Software	97,897	86,681	3-7 years
Construction in progress and other	21,496	33,419
Total premises and equipment	505,308	518,831
Less: Accumulated depreciation and amortization	(277,885)	(249,649)
Premises and equipment, net	$227,423	$269,182
Depreciation expense totaled $44.4 million, $50.1 million and $51.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Umpqua's subsidiaries have entered into a number of non-cancelable lease agreements with respect to premises and equipment. See Note 18 for more information regarding rent expense, net of rental income, and minimum annual rental commitments under non-cancelable lease agreements.

Note 7–Goodwill and Other Intangible Assets
The following tables summarize the changes in the Company's goodwill for the years ended December 31, 2016, 2017 and 2018.

(in thousands)	Goodwill
	Gross	Accumulated Impairment	Total
Balance, December 31, 2015	$1,900,727	$(112,934)	$1,787,793
Reductions	—	(142)	(142)
Balance, December 31, 2016	1,900,727	(113,076)	1,787,651
Balance, December 31, 2017	1,900,727	(113,076)	1,787,651
Balance, December 31, 2018	$1,900,727	$(113,076)	$1,787,651
Goodwill is required to be allocated to reporting units, which for Umpqua have been determined to be the same as our operating segments. Prior to 2017, all goodwill was allocated to the Community Banking segment. In 2017, the Company realigned our segment reporting and the Community Banking segment was split into multiple operating segments. Accordingly, the Company allocated goodwill to the segments of Wholesale Bank, Wealth Management, and Retail Bank, based on their relative fair values as estimated using discounted cash flows compared to their carrying value estimated using a risk-based capital approach. As of December 31, 2018 and 2017, goodwill was allocated to the reporting units as follows:

(in thousands)	Goodwill
	Wholesale Bank	Wealth Management	Retail Bank	Total
Balance, December 31, 2017	$1,033,744	$2,715	$751,192	$1,787,651
Balance, December 31, 2018	$1,033,744	$2,715	$751,192	$1,787,651

Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. The reduction in goodwill of $142,000 in 2016 relates to a goodwill impairment loss related to a small subsidiary that was winding down operations. The Company conducted its annual evaluation of goodwill for impairment at both December 31, 2018 and 2017. The Company assessed qualitative factors to determine whether the existence of events and circumstances indicated that it is more likely than not that the indefinite-lived intangible asset is impaired, and determined no factors indicated any additional impairment. Based on this analysis, no further testing was determined to be necessary. There were no goodwill impairment losses recognized during the years ended December 31, 2018 and 2017.

The following tables summarize the changes in the Company's other intangible assets for the years ended December 31, 2016, 2017 and 2018.

(in thousands)	Other Intangible Assets
	Gross	Accumulated Amortization	Net
Balance, December 31, 2015	$113,471	$(67,963)	$45,508
Amortization	—	(8,622)	(8,622)
Balance, December 31, 2016	113,471	(76,585)	36,886
Amortization	—	(6,756)	(6,756)
Balance, December 31, 2017	113,471	(83,341)	30,130
Amortization	—	(6,166)	(6,166)
Balance, December 31, 2018	$113,471	$(89,507)	$23,964

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
The table below presents the forecasted amortization expense for intangible assets at December 31, 2018:

(in thousands)
Year	Expected Amortization
2019	$5,618
2020	4,986
2021	4,520
2022	4,095
2023	3,686
Thereafter	1,059
$23,964

Note 8 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR") for the years ended December 31, 2018, 2017 and 2016:

(in thousands)	2018	2017	2016
Balance, beginning of period	$153,151	$142,973	$131,817
Additions for new MSR capitalized	29,069	33,445	37,082
Changes in fair value:
Due to changes in model inputs or assumptions (1)	9,174	(1,952)	7,873
Other (2)	(22,369)	(21,315)	(33,799)
Balance, end of period	$169,025	$153,151	$142,973

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of December 31, 2018, 2017 and 2016 is as follows:

(dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Balance of loans serviced for others	$15,978,885	$15,336,597	$14,327,368
MSR as a percentage of serviced loans	1.06%	1.00%	1.00%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue on the Consolidated Statements of Income, was $42.8 million, $39.9 million, and $35.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Key assumptions used in measuring the fair value of MSR as of December 31 were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Constant prepayment rate	12.95%	12.27%	11.43%
Discount rate	9.70%	9.70%	9.69%
Weighted average life (years)	6.2	6.3	6.6
 A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of December 31, 2018 and December 31, 2017 is as follows:

	December 31, 2018	December 31, 2017
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(7,104)	$(6,290)
Effect on fair value of a 20% adverse change	$(13,651)	$(12,093)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(6,438)	$(5,840)
Effect on fair value of a 200 basis point adverse change	$(12,398)	$(11,249)

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

Note 9 – Other Real Estate Owned

The following table presents the changes in other real estate owned ("OREO") for the years ended December 31, 2018, 2017 and 2016:

(in thousands)	2018	2017	2016
Balance, beginning of period	$11,734	$6,738	$22,307
Additions to OREO	3,314	11,222	5,888
Dispositions of OREO	(2,813)	(6,080)	(19,738)
Valuation adjustments in the period	(1,277)	(146)	(1,719)
Balance, end of period	$10,958	$11,734	$6,738

As of December 31, 2018, 2017 and 2016, the Company had valuation allowances on its OREO balances of $1.5 million, $349,000, and $365,000, respectively. Valuation allowances on OREO balances are based on updated appraisals of the underlying properties as received during a period or management's authorization to reduce the selling price of a property during the period. As of December 31, 2018 and 2017, Umpqua had $973,000 and $354,000, respectively, of foreclosed residential real estate property held as other real estate owned. Umpqua's recorded investment in consumer mortgage loans collateralized by residential real estate property in process of foreclosure was $8.2 million and $10.1 million as of December 31, 2018 and 2017, respectively.

Note 10 - Other Assets
Other assets consisted of the following at December 31, 2018 and 2017:

(in thousands)	2018	2017
Accrued interest receivable	$70,530	$64,044
Derivative assets	49,484	32,256
Low-income housing tax credit investments	39,146	29,959
Prepaid expenses	26,403	21,047
Investment in unconsolidated trust subsidiaries	13,962	14,277
Insurance premium receivable	10,336	9,555
Other equity investment	6,400	—
Commercial servicing asset	4,364	5,169
Income taxes receivable	2,629	13,360
Other	34,164	34,351
Total	$257,418	$224,018

The Company invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company does not actively manage the activities of these investments and the maximum exposure to loss is restricted to its investment balance. The Company accounts for the investments using the proportional amortization method; amortization of the investment in qualified affordable housing projects is recorded in the provision for income taxes together with the tax credits and benefits received. The Company recognized $2.8 million of proportional amortization as a component of income tax expense for the year ended December 31, 2018, and recognized $3.3 million in affordable housing tax credits and other tax benefits during the year. The Company recognized $3.1 million of proportional amortization as a component of income tax expense for the year ended December 31, 2017, which includes $765,000 of additional amortization resulting from the Tax Cuts and Jobs Act of 2017, and recognized $3.0 million in affordable housing tax credits and other tax benefits during 2017. The Company's remaining capital commitments to these partnerships at December 31, 2018 and 2017 were approximately $20.2 million and $18.2 million, respectively, and are included in other liabilities on the consolidated balance sheets.

The Company has an equity investment in the stock of an unrelated private company that does not have a readily determinable fair value. The Company's maximum exposure to loss is restricted to its investment balance. The alternative investment is measured at cost minus impairment, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

Note 11 – Income Taxes

The following table presents the components of income tax provision included in the Consolidated Statements of Income for the years ended December 31:

(in thousands)	Current	Deferred	Total
YEAR ENDED DECEMBER 31, 2018:
Federal	$68,651	$11,655	$80,306
State	18,960	7,157	26,117
	$87,611	$18,812	$106,423
YEAR ENDED DECEMBER 31, 2017:
Federal	$19,287	$66,559	$85,846
State	10,015	10,869	20,884
	$29,302	$77,428	$106,730
YEAR ENDED DECEMBER 31, 2016:
Federal	$8,003	$100,484	$108,487
State	9,106	13,350	22,456
	$17,109	$113,834	$130,943

The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate for the years ended December 31:

	2018	2017	2016
Statutory Federal income tax rate	21.0%	35.0%	35.0%
State tax, net of Federal income tax	5.0%	4.0%	4.0%
Nondeductible FDIC premiums	0.3%	—%	—%
Nondeductible executive compensation	0.1%	0.3%	—%
Tax-exempt income	(1.2)%	(2.0)%	(1.8)%
BOLI	(0.4)%	(1.0)%	(0.9)%
Revaluation effect of the Tax Cuts and Jobs Act of 2017	—%	(5.8)%	—%
Other	0.4%	0.1%	—%
Effective income tax rate	25.2%	30.6%	36.3%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax liabilities recorded on the consolidated balance sheets as of December 31:

(in thousands)	2018	2017
DEFERRED TAX ASSETS:
Allowance for loan and lease losses	$37,767	$36,566
Accrued severance and deferred compensation	15,378	17,497
Unrealized losses on investment securities	15,086	5,158
Acquired loans	14,342	18,702
Accrued bonuses	7,936	2,192
Tax credit carryforwards	77	12,251
Other	17,585	17,294
Total gross deferred tax assets	108,171	109,660

DEFERRED TAX LIABILITIES:
Residential mortgage servicing rights	44,598	40,414
Leases	22,640	19,673
Fair market value adjustment on junior subordinated debentures	20,752	26,538
Deferred loan fees and costs	19,841	18,146
Goodwill	9,880	7,998
Other	15,216	17,731
Total gross deferred tax liabilities	132,927	130,500

Valuation allowance	(1,090)	(1,090)

Net deferred tax liabilities	$(25,846)	$(21,930)

The Company believes it is more likely than not that the benefit from certain state net operating loss ("NOL") carryforwards will not be realized and therefore has provided a valuation allowance of $1.1 million as of both December 31, 2018 and 2017, on the deferred tax assets relating to these state NOL carryforwards. The Company has determined that no other valuation allowance for the remaining deferred tax assets is required as management believes it is more likely than not that the remaining gross deferred tax assets, net of the valuation allowance, of $107.1 million and $108.6 million at December 31, 2018 and 2017, respectively, will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carryback to prior years or through the reversal of future temporary taxable differences.

Tax credit carryforwards no longer consist of state tax credits as of December 31, 2018. The tax credit carryforwards of $4.3 million as of December 31, 2017 were utilized to reduce state income taxes. Federal tax credit carryforwards totaled $77,000 at December 31, 2018 and $7.9 million at December 31, 2017. Federal tax credit carryforwards at December 31, 2018, consist solely of foreign tax credits and are scheduled to expire in 2025.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the majority of states and Canada. The Company is no longer subject to U.S. and Canadian tax examinations for years before 2015, and is no longer subject to state tax examinations for years before 2014, except in California, for years before 2005.

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

The Company had gross unrecognized tax benefits in the amounts of $5.0 million and $4.8 million recorded as of December 31, 2018 and 2017, respectively. If recognized, the unrecognized tax benefit would reduce the 2018 annual effective tax rate by 0.5%. Interest on unrecognized tax benefits is reported by the Company as a component of tax expense. As of December 31, 2018 and 2017, the accrued interest related to unrecognized tax benefits is $351,000 and $333,000, respectively.

The 2018 gross unrecognized tax benefits includes $1.7 million of unrecognized tax benefits arising from amended returns filed during 2017 with California for the 2012 and 2013 tax years. The Company believes it is more likely than not that the claims for refund will be denied in their entirety and have therefore been included as unrecognized tax benefits for 2018.

Detailed below is a reconciliation of the Company's gross unrecognized tax benefits for the years ended December 31, 2018 and 2017, respectively:

(in thousands)	2018	2017
Balance, beginning of period	$3,079	$3,006
Changes for tax positions of current year	165	86
Changes for tax positions of prior years	1,727	—
Lapse of statute of limitations	—	(13)
Balance, end of period	$4,971	$3,079

Note 12 – Interest Bearing Deposits

The following table presents the major types of interest bearing deposits at December 31, 2018 and 2017:

(in thousands)	2018	2017
Interest bearing demand	$2,340,471	$2,384,133
Money market	6,645,390	7,037,891
Savings	1,492,685	1,446,860
Time, $100,000 and over	2,947,084	1,684,498
Time less than $100,000	1,044,389	889,290
Total interest bearing deposits	$14,470,019	$13,442,672

As of December 31, 2018 and 2017, the Company had time deposits of $979.6 million and $631.3 million, respectively, that meet or exceed the FDIC insurance limit of $250,000.

The following table presents the scheduled maturities of time deposits as of December 31, 2018:

(in thousands)
Year	Amount
2019	$2,593,531
2020	861,730
2021	354,611
2022	120,011
2023	28,237
Thereafter	33,353
Total time deposits	$3,991,473

The following table presents the remaining maturities of time deposits of $100,000 or more as of December 31, 2018:

(in thousands)	Amount
Three months or less	$731,819
Over three months through six months	450,689
Over six months through twelve months	841,269
Over twelve months	923,307
Time, $100,000 and over	$2,947,084

Note 13 – Securities Sold Under Agreements to Repurchase

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2018 and 2017:

(dollars in thousands)	Repurchase Amount	Weighted Average Interest Rate	Carrying Value of Underlying Assets	Market Value of Underlying Assets
December 31, 2018	$297,151	0.38%	$337,015	$337,015
December 31, 2017	$294,299	0.06%	$353,327	$353,327

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $282.6 million, $316.1 million, and $333.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The maximum amount outstanding at any month end for the years ended December 31, 2018, 2017 and 2016, was $315.4 million, $334.9 million, and $360.2 million, respectively. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.

Note 14 – Federal Funds Purchased

At December 31, 2018 and 2017, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $7.2 billion at December 31, 2018 subject to certain collateral requirements. The Bank had available lines of credit with the Federal Reserve totaling $711.0 million subject to certain collateral requirements, namely the amount of certain pledged loans at December 31, 2018. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $450.0 million at December 31, 2018. At December 31, 2018, the lines of credit had interest rates ranging from 2.6% to 3.3%. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Note 15 – Term Debt

The Bank had outstanding secured advances from the FHLB and other creditors at December 31, 2018 and 2017 with carrying values of $751.8 million and $802.4 million, respectively. The following table summarizes the future contractual maturities of borrowed funds as of December 31, 2018:

(in thousands)
Year	Amount
2019	$125,000
2020	230,000
2021	390,000
2022	—
2023	—
Thereafter	5,000
Total borrowed funds(1)	$750,000
(1) Amount shows contractual borrowings, excluding acquisition accounting adjustments.

The maximum amount outstanding from the FHLB under term advances at a month end during 2018 and 2017 was $800.1 million and $850.1 million, respectively. The average balance outstanding during 2018 and 2017 was $783.7 million and $844.4 million, respectively. The average contractual interest rate on the borrowings was 1.8% in 2018 and 1.7% in 2017. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. The Bank has pledged as collateral for these secured advances all FHLB stock, all funds on deposit with the FHLB, and its investments and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

Note 16 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned trusts ("Trusts") as of December 31, 2018:

(dollars in thousands)
Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$18,855	Floating rate, LIBOR plus 3.35%, adjusted quarterly	6.42%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	28,508	Floating rate, LIBOR plus 3.45%, adjusted quarterly	6.58%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	8,932	Floating rate, LIBOR plus 2.85%, adjusted quarterly	6.10%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	8,810	Floating rate, LIBOR plus 2.85%, adjusted quarterly	6.60%	March 2034
Umpqua Master Trust I	August 2007	41,238	28,204	Floating rate, LIBOR plus 1.35%, adjusted quarterly	6.05%	September 2037
Umpqua Master Trust IB	September 2007	20,619	17,063	Floating rate, LIBOR plus 2.75%, adjusted quarterly	6.69%	December 2037
Sterling Capital Trust III	April 2003	14,433	13,088	Floating rate, LIBOR plus 3.25%, adjusted quarterly	6.39%	April 2033
Sterling Capital Trust IV	May 2003	10,310	9,190	Floating rate, LIBOR plus 3.15%, adjusted quarterly	6.47%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	18,456	Floating rate, LIBOR plus 3.25%, adjusted quarterly	6.78%	June 2033
Sterling Capital Trust VI	June 2003	10,310	9,143	Floating rate, LIBOR plus 3.20%, adjusted quarterly	6.75%	September 2033
Sterling Capital Trust VII	June 2006	56,702	40,375	Floating rate, LIBOR plus 1.53%, adjusted quarterly	6.06%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	37,024	Floating rate, LIBOR plus 1.63%, adjusted quarterly	6.15%	December 2036
Sterling Capital Trust IX	July 2007	46,392	32,354	Floating rate, LIBOR plus 1.40%, adjusted quarterly	5.44%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	8,216	Floating rate, LIBOR plus 3.15%, adjusted quarterly	6.74%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	7,697	Floating rate, LIBOR plus 1.80%, adjusted quarterly	6.15%	June 2035
Klamath First Capital Trust I	July 2001	15,464	14,955	Floating rate, LIBOR plus 3.75%, adjusted semiannually	6.49%	July 2031
		379,390	300,870
AT AMORTIZED COST:
Humboldt Bancorp Statutory Trust II	December 2001	10,310	11,003	Floating rate, LIBOR plus 3.60%, adjusted quarterly	5.51%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	29,693	Floating rate, LIBOR plus 2.95%, adjusted quarterly	4.94%	September 2033
CIB Capital Trust	November 2002	10,310	10,912	Floating rate, LIBOR plus 3.45%, adjusted quarterly	5.33%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	6.11%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	6.40%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	5.34%	October 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	5.34%	September 2033
		85,572	88,724
	Total	$464,962	$389,594

(1)
Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.

(2)	Contractual interest rate of junior subordinated debentures.

(3)	Effective interest rate based upon the carrying value as of December 31, 2018.

The Trusts are reflected as junior subordinated debentures in the Consolidated Balance Sheets.  The common stock issued by the Trusts is recorded in other assets in the Consolidated Balance Sheets, and totaled $14.0 million and $14.3 million at December 31, 2018 and 2017, respectively. As of December 31, 2018, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

In the first quarter of 2018, the Company paid $10.6 million to redeem the debt securities of the Humboldt Bancorp Statutory Trust I and HB Capital Trust I.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling. Based on tightening in the credit spreads, the fair value of the junior subordinated debentures increased during the year, however, based on the application of ASU 2016-01, no loss was recorded in earnings. Instead the loss of $23.3 million for the year ended December 31, 2018 was recorded in other comprehensive income (loss), net of tax. Losses recorded in earnings resulting from the change in the fair value of these instruments were $14.7 million and $6.3 million for the years ended December 31, 2017 and 2016, respectively.

Note 17 – Employee Benefit Plans

Employee Savings Plan-Substantially all of the Company's employees are eligible to participate in the Umpqua Bank 401(k) and Profit Sharing Plan (the "Umpqua 401(k) Plan"), a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company's Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. As of December 31, 2018 and 2017, the Company had $3.3 million and $3.2 million, respectively, accrued for employee profit sharing to be paid subsequent to year-end. The Company's contributions charged to expense including the match and profit sharing amounted to $10.7 million, $9.8 million, and $7.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Supplemental Retirement Plans-The Company has established the Umpqua Holdings Corporation Deferred Compensation & Supplemental Retirement Plan (the "DC/SRP"), a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Company's Board of Directors. The DC/SRP has two components, a supplemental retirement plan ("SRP") and a deferred compensation plan ("DCP"). The Company may make discretionary contributions to the SRP. The SRP plan balances at December 31, 2018 and 2017 were $475,000 and $1.3 million, respectively, and are recorded in other liabilities. Under the DCP, eligible officers may elect to defer up to 50% of their salary into a plan account. The DCP plan balance was $8.6 million and $8.4 million at December 31, 2018 and 2017, respectively. In addition, the Company has established a supplemental retirement plan for the former Executive Chairman of the Board of Directors. The balance for this plan was $9.4 million as of December 31, 2018 and 2017.
Acquired Plans- In connection with prior acquisitions, the Bank assumed liability for certain salary continuation, supplemental retirement, and deferred compensation plans for key employees, retired employees and directors of acquired institutions. Subsequent to the effective date of these acquisitions, no additional contributions were made to these plans. These plans are unfunded, and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee's death prior to or during retirement, the Bank in most cases is obligated to pay to the designated beneficiary the benefits set forth under the plans. At December 31, 2018 and 2017, liabilities recorded for the estimated present value of future plan benefits totaled $27.3 million and $30.8 million, respectively, and are recorded in other liabilities. For the years ended December 31, 2018, 2017 and 2016, expense recorded for these plan's benefits totaled $1.0 million, $2.2 million, and $1.9 million, respectively.

Rabbi Trusts-The Bank has established, for the DC/SRP plan noted above, and sponsors, for some deferred compensation plans assumed in connection with prior mergers, irrevocable trusts commonly referred to as "Rabbi Trusts." The trust assets (generally cash and trading assets) are consolidated in the Company's balance sheets and the associated liability (which equals the related asset balances) is included in other liabilities. The asset and liability balances related to these trusts as of December 31, 2018 and 2017 were $11.0 million and $12.1 million, respectively.

Bank-Owned Life Insurance-The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank's intent to hold these policies as a long-term investment. However, there will be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. At December 31, 2018 and 2017, the cash surrender value of these policies was $313.6 million and $306.9 million, respectively. At December 31, 2018 and 2017, the Bank also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $6.8 million and $6.6 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

Note 18 – Commitments and Contingencies

Lease Commitments — The Bank leases 214 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $37.9 million, $38.4 million, and $38.5 million, respectively. Rent expense was partially offset by rent income for the years ended December 31, 2018, 2017 and 2016 of $2.6 million, $2.2 million, and $2.0 million, respectively.

The following table sets forth, as of December 31, 2018, the future minimum lease payments under non-cancelable operating leases and future minimum income receivable under non-cancelable operating subleases:

(in thousands)
Year	Lease Payments	Sublease Income
2019	$33,948	$2,851
2020	29,535	2,711
2021	23,898	2,333
2022	18,250	1,718
2023	14,100	1,337
Thereafter	37,963	3,477
Total	$157,694	$14,427

 Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of December 31, 2018
Commitments to extend credit	$5,414,989
Forward sales commitments	$326,249
Commitments to originate residential mortgage loans held for sale	$174,134
Standby letters of credit	$60,495

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on for the years ended December 31, 2018 and 2017. At December 31, 2018, approximately $48.0 million of standby letters of credit expire within one year, and $12.5 million expire thereafter. During the years ended December 31, 2018 and 2017, the Bank recorded approximately $787,000 and $863,000, respectively in fees associated with standby letters of credit.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of December 31, 2018, the Company had a residential mortgage loan repurchase reserve liability of $1.4 million. For loans sold to GNMA, the Bank has a unilateral right but not the obligation to repurchase loans that are past due 90 days or more. As of December 31, 2018, the Bank has recorded a liability for the loans subject to this repurchase right of $8.9 million, and has recorded these loans as part of the loan portfolio as if we had repurchased these loans.

Legal Proceedings—The Bank owns 486,346 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.6298 per Class A share. As of December 31, 2018, the closing value of the Class A shares was $131.94 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $104.6 million as of December 31, 2018, and has not been reflected in the accompanying financial statements. The shares of Visa Inc. Class B common stock are restricted and may not be transferred. Visa member banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa Inc. may sell additional Class A shares and use the proceeds to settle litigation, thereby reducing the conversion ratio.  If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

Contingencies—In late 2017, the Company launched "Umpqua Next Gen," an initiative designed to modernize and evolve the Bank focusing on operational excellence, balanced growth and human-digital programs in 2018. As part of this initiative, the Company evaluated every part of our operations and how we could evolve to deliver a highly differentiated and compelling banking experience. In 2018, Umpqua consolidated 31 stores and announced plans to consolidate an additional 15 stores during the first quarter of 2019. Severance expenses for any impacted employees, as well as certain real estate costs have been accrued. These costs were included in exit and disposal costs within other expenses in non-interest expense. Additional costs may be incurred as these stores are consolidated. The Next Gen strategy involves evaluation of these consolidations and possible future consolidations as part of the strategy. In connection with the evolution of Umpqua's store network, Umpqua also sold 1 store in 2018 and entered into an agreement to sell 4 additional stores.

Concentrations of Credit Risk—The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Bank's loan and lease portfolio for both December 31, 2018 and 2017.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in 2018, 2017, and 2016.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2018, the Bank had commitments to originate mortgage loans held for sale totaling $174.1 million and forward sales commitments of $326.2 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of December 31, 2018, the Bank had 767 interest rate swaps with an aggregate notional amount of $4.2 billion related to this program. As of December 31, 2017, the Bank had 653 interest rate swaps with an aggregate notional amount of $3.0 billion related to this program.

As of December 31, 2018 and 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $12.7 million and $7.2 million, respectively.  The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $36.9 million and $28.2 million as of December 31, 2018 and 2017, respectively.

Umpqua's interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. Umpqua accounts for the variation margin as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative asset and liability. As of December 31, 2018 and 2017, the variation margin adjustment was a negative adjustment of $32.5 million and $20.5 million, respectively.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of December 31, 2018 and 2017, the net CVA decreased the settlement values of the Bank's net derivative assets by $3.0 million and $1.7 million, respectively. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The following table summarizes the types of derivatives, separately by assets and liabilities and the fair values of such derivatives as of December 31, 2018 and December 31, 2017:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Interest rate lock commitments	$6,757	$4,752	$—	$—
Interest rate forward sales commitments	1	286	2,963	567
Interest rate swaps	42,276	26,081	12,746	7,229
Foreign currency derivatives	450	1,137	273	1,492
Total	$49,484	$32,256	$15,982	$9,288

The following table summarizes the types of derivatives and the gains (losses) recorded during the years ended 2018, 2017, and 2016:

(in thousands)	December 31,
Derivatives not designated as hedging instrument	2018	2017	2016
Interest rate lock commitments	$2,006	$676	$445
Interest rate forward sales commitments	9,144	(11,024)	(3,730)
Interest rate swaps	(1,362)	(1,451)	1,497
Foreign currency derivatives	1,672	1,094	1,335
Total	$11,460	$(10,705)	$(453)

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income.

The following table summarizes the derivatives that have a right of offset as of December 31, 2018 and December 31, 2017:

(in thousands)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
December 31, 2018
Derivative Assets
Interest rate swaps	$42,276	$—	$42,276	$(12,746)	$—	$29,530
Foreign currency derivative	450	—	450	—	—	450
Derivative Liabilities
Interest rate swaps	$12,746	$—	$12,746	$(12,746)	$—	$—
Foreign currency derivative	273	—	273	—	—	273

December 31, 2017
Derivative Assets
Interest rate swaps	$26,081	$—	$26,081	$(7,229)	$—	$18,852
Foreign currency derivative	1,137	—	1,137	—	—	1,137
Derivative Liabilities
Interest rate swaps	$7,229	$—	$7,229	$(7,229)	$—	$—
Foreign currency derivative	1,492	—	1,492	—	—	1,492

Note 20 – Stock Compensation and Share Repurchase Plan
Stock-Based Compensation
The compensation cost related to restricted stock, restricted stock units and stock options in Company stock granted to employees and included in salaries and employee benefits was $6.3 million, $8.5 million and $8.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. The total income tax benefit recognized related to stock-based compensation was $1.6 million, $3.3 million and $3.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.
As of December 31, 2018, there was $9.1 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.35 years, assuming expected performance conditions are met for certain awards. As of December 31, 2018, there was no unrecognized compensation costs related to nonvested stock options or nonvested restricted stock units.
As of December 31, 2018, the Company has no outstanding restricted stock units as the last remaining restricted stock units were released or forfeited/expired during 2018. The total fair value of restricted stock units vested and released was $449,000, $906,000, and $2.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018, the Company has 9,000 stock options exercisable with a weighted average exercise price of $11.80, and a remaining weighted average contractual life of 3.46 years. The total intrinsic value of options exercised was $909,000, $382,000, and $1.2 million, in the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018, 2017 and 2016, the amount of cash received from the exercise of stock options was $422,000, $354,000, and $432,000 and total consideration was $1.1 million, $961,000, and $2.6 million, respectively.

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares generally vest over a three year period, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the year ended December 31:

(shares in thousands)	2018		2017		2016
	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	1,248	$16.61	1,096	$15.61	1,376	$16.18
Granted	521	$21.76	624	$18.19	601	$14.46
Vested/released	(554)	$16.81	(318)	$16.37	(766)	$15.87
Forfeited/expired	(236)	$17.19	(154)	$16.39	(115)	$14.70
Balance, end of period	979	$19.10	1,248	$16.61	1,096	$15.61

The total fair value of restricted shares vested and released was $11.9 million, $5.8 million, and $12.0 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

For the years ended December 31, 2018, 2017 and 2016, the Company received income tax benefits of $3.4 million, $2.7 million, and $5.9 million, respectively, related to the exercise of non-qualified employee stock options, disqualifying dispositions in the exercise of incentive stock options, the vesting of restricted shares and the vesting of restricted stock units. The tax deficiency or benefit is recorded as income tax expense or benefit in the period the shares are vested.

Share Repurchase Plan- The Company's share repurchase plan authorizes the repurchase of up to 15 million shares of common stock. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2019. As of December 31, 2018, a total of 10.2 million shares remained available for repurchase. The Company repurchased 327,000 shares under the repurchase plan in 2018, repurchased 325,000 shares under the repurchase plan in 2017, and repurchased 635,000 shares under the repurchase plan in 2016. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

We also have restricted stock plans and stock options which provide for the payment of withholding taxes or the option exercise price by tendering previously owned or recently vested shares. During the years ended December 31, 2018, 2017, and 2016, there were 38,000, 35,000, and 154,000 shares tendered in connection with option exercises, respectively. Restricted shares cancelled to pay withholding taxes totaled 187,000, 91,000, and 279,000 shares during the years ended December 31, 2018, 2017 and 2016, respectively. There were 6,000, 17,000, and 49,000 restricted stock units cancelled to pay withholding taxes for the years ended December 31, 2018, 2017, and 2016, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital and Tier 1 common to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2018, that the Company meets all capital adequacy requirements to which it is subject.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of Basel III at December 31, 2018 and 2017:

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,916,143	13.51%	$1,727,280	8.00%	$2,159,100	10.00%
Umpqua Bank	$2,765,748	12.83%	$1,724,757	8.00%	$2,155,946	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$2,315,750	10.73%	$1,295,460	6.00%	$1,727,280	8.00%
Umpqua Bank	$2,616,456	12.14%	$1,293,568	6.00%	$1,724,757	8.00%
Tier 1 Common
(to Risk Weighted Assets)
Consolidated	$2,315,750	10.73%	$971,595	4.50%	$1,403,415	6.50%
Umpqua Bank	$2,616,456	12.14%	$970,176	4.50%	$1,401,365	6.50%
Tier 1 Capital
(to Average Assets)
Consolidated	$2,315,750	9.31%	$994,905	4.00%	$1,243,631	5.00%
Umpqua Bank	$2,616,456	10.53%	$994,268	4.00%	$1,242,835	5.00%
As of December 31, 2017
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,844,261	14.06%	$1,618,009	8.00%	$2,022,511	10.00%
Umpqua Bank	$2,668,069	13.21%	$1,615,698	8.00%	$2,019,623	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$2,238,540	11.07%	$1,213,507	6.00%	$1,618,009	8.00%
Umpqua Bank	$2,523,599	12.50%	$1,211,774	6.00%	$1,615,698	8.00%
Tier 1 Common
(to Risk Weighted Assets)
Consolidated	$2,238,540	11.07%	$910,130	4.50%	$1,314,632	6.50%
Umpqua Bank	$2,523,599	12.50%	$908,830	4.50%	$1,312,755	6.50%
Tier 1 Capital
(to Average Assets)
Consolidated	$2,238,540	9.38%	$954,403	4.00%	$1,193,003	5.00%
Umpqua Bank	$2,523,599	10.59%	$953,264	4.00%	$1,191,579	5.00%

Note 22 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of December 31, 2018 and December 31, 2017, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets:

(in thousands)		December 31, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$622,637	$622,637	$634,280	$634,280
Equity and other investment securities	1,2	61,841	61,841	12,255	12,255
Investment securities available for sale	2	2,977,108	2,977,108	3,065,769	3,065,769
Investment securities held to maturity	3	3,606	4,644	3,803	4,906
Loans held for sale, at fair value	2	166,461	166,461	259,518	259,518
Loans and leases, net (1)	3	20,277,795	20,117,939	18,878,584	18,875,046
Restricted equity securities	1	40,268	40,268	43,508	43,508
Residential mortgage servicing rights	3	169,025	169,025	153,151	153,151
Bank owned life insurance assets	1	313,626	313,626	306,864	306,864
Derivatives	2,3	49,484	49,484	32,256	32,256
Visa Class B common stock	3	—	99,353	—	86,380
FINANCIAL LIABILITIES:
Deposits	1,2	$21,137,486	$21,116,852	$19,948,300	$19,930,568
Securities sold under agreements to repurchase	2	297,151	297,151	294,299	294,299
Term debt	2	751,788	738,107	802,357	790,532
Junior subordinated debentures, at fair value	3	300,870	300,870	277,155	277,155
Junior subordinated debentures, at amortized cost	3	88,724	76,569	100,609	81,944
Derivatives	2	15,982	15,982	9,288	9,288

(1) The estimated fair value of loans and leases, net for December 31, 2018 reflects an exit price assumption. The December 31, 2017 fair value estimate is not based on an exit price assumption.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Equity and other investment securities
Investments in mutual funds and other securities	$50,475	$50,475	$—	$—
Equity securities held in rabbi trusts	10,918	10,918	—	—
Other investments securities (1)	448	—	448	—
Investment securities available for sale
U.S. Treasury and agencies	39,656	—	39,656	—
Obligations of states and political subdivisions	309,171	—	309,171	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,628,281	—	2,628,281	—
Loans held for sale, at fair value	166,461	—	166,461	—
Residential mortgage servicing rights, at fair value	169,025	—	—	169,025
Derivatives
Interest rate lock commitments	6,757	—	—	6,757
Interest rate forward sales commitments	1	—	1	—
Interest rate swaps	42,276	—	42,276	—
Foreign currency derivative	450	—	450	—
Total assets measured at fair value	$3,423,919	$61,393	$3,186,744	$175,782
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$300,870	$—	$—	$300,870
Derivatives
Interest rate forward sales commitments	2,963	—	2,963	—
Interest rate swaps	12,746	—	12,746	—
Foreign currency derivative	273	—	273	—
Total liabilities measured at fair value	$316,852	$—	$15,982	$300,870

(1) Other investment securities includes securities held by Umpqua Investments as trading debt securities.

(in thousands)	December 31, 2017
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Trading securities
Obligations of states and political subdivisions	$273	$—	$273	$—
Equity securities	11,982	11,982	—	—
Investment securities available for sale
U.S. Treasury and agencies	39,698	—	39,698	—
Obligations of states and political subdivisions	308,456	—	308,456	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,665,645	—	2,665,645	—
Investments in mutual funds and other equity securities	51,970	51,970	—	—
Loans held for sale, at fair value	259,518	—	259,518	—
Residential mortgage servicing rights, at fair value	153,151	—	—	153,151
Derivatives
Interest rate lock commitments	4,752	—	—	4,752
Interest rate forward sales commitments	286	—	286	—
Interest rate swaps	26,081	—	26,081	—
Foreign currency derivatives	1,137	—	1,137	—
Total assets measured at fair value	$3,522,949	$63,952	$3,301,094	$157,903
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$277,155	$—	$—	$277,155
Derivatives
Interest rate forward sales commitments	567	—	567	—
Interest rate swaps	7,229	—	7,229	—
Foreign currency derivatives	1,492	—	1,492	—
Total liabilities measured at fair value	$286,443	$—	$9,288	$277,155

The following methods were used to estimate the fair value of each class of financial instrument that is carried at fair value in the tables above:

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

Residential Mortgage Servicing Rights— The fair value of the MSR is estimated using a discounted cash flow model. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Management believes the significant inputs utilized are indicative of those that would be used by market participants.

Junior Subordinated Debentures— The fair value of junior subordinated debentures is estimated using an income approach valuation technique.  The significant inputs utilized in the estimation of fair value of these instruments are the credit risk adjusted spread and three-month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability, contemplating the inherent risk of the obligation. The Company periodically utilizes a valuation firm to determine or validate the reasonableness of inputs and factors that are used to determine the fair value. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants.  Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, we have classified this as a Level 3 fair value measure.

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2018, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2018:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant prepayment rate	12.95%
		Discount rate	9.70%
Interest rate lock commitments	Internal pricing model
		Pull-through rate	90.31%
Junior subordinated debentures	Discounted cash flow
		Credit spread	4.33%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the instrument-specific credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of December 31, 2018, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or the forward swap interest rate curve will result in positive fair value adjustments (and decrease the fair value measurement). Conversely, a decrease in the credit risk adjusted spread and/or the forward swap interest rate curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2018 and 2017.

(in thousands)	Beginning Balance	Change included in earnings	Change in fair values included in comprehensive income (loss)	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2018
Residential mortgage servicing rights	$153,151	$(13,195)	$—	$29,069	$—	$169,025	$444
Interest rate lock commitments, net	4,752	(27)	—	23,010	(20,978)	6,757	6,757
Junior subordinated debentures	277,155	17,114	23,268	—	(16,667)	300,870	40,382

2017
Residential mortgage servicing rights	$142,973	$(23,267)	$—	$33,445	$—	$153,151	$(6,799)
Interest rate lock commitments, net	4,076	2,461	—	39,310	(41,095)	4,752	4,752
Junior subordinated debentures	262,209	28,147	—	—	(13,201)	277,155	28,147

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

For the year ended December 31, 2017, the Company recorded gains (losses) on junior subordinated debentures carried at fair value in non-interest income. As discussed in Note 1, Summary of Significant Accounting Policies, the Company applied new guidance to the accounting for the gain/loss on fair value of the junior subordinated debentures. For the year ended December 31, 2018, the change in fair value is attributable to the change in the instrument specific credit risk of the junior subordinated debentures, accordingly, the loss on fair value of junior subordinated debentures of $23.3 million, is recorded net of tax as an other comprehensive loss of $17.3 million.

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

(in thousands)	December 31, 2018
	Total	Level 1	Level 2	Level 3
Loans and leases	$98,696	$—	$—	$98,696
Other real estate owned	7,532	—	—	7,532
	$106,228	$—	$—	$106,228

(in thousands)	December 31, 2017
	Total	Level 1	Level 2	Level 3
Loans and leases	$75,121	$—	$—	$75,121
Other real estate owned	68	—	—	68
	$75,189	$—	$—	$75,189

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2018, 2017 and 2016:

(in thousands)	2018	2017	2016
Loans and leases	$59,727	$48,488	$33,289
Other real estate owned	1,277	146	1,719
Total loss from nonrecurring measurements	$61,004	$48,634	$35,008

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018			December 31, 2017
	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$166,461	$160,270	$6,191	$259,518	$250,721	$8,797

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Consolidated Statements of Income. For the years ended December 31, 2018, 2017 and 2016, the Company recorded a net decrease in fair value of $2.6 million, a net increase of $453,000, and a net decrease of $3.5 million, respectively, representing the change in fair value reflected in earnings.

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

Note 23 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the years ended December 31, 2018, 2017 and 2016:

(in thousands, except per share data)	2018	2017	2016
NUMERATORS:
Net income	$316,263	$242,313	$230,068
Less:
Dividends and undistributed earnings allocated to participating securities (1)	16	55	123
Net earnings available to common shareholders	$316,247	$242,258	$229,945
DENOMINATORS:
Weighted average number of common shares outstanding - basic	220,280	220,251	220,282
Effect of potentially dilutive common shares (2)	457	585	626
Weighted average number of common shares outstanding - diluted	220,737	220,836	220,908
EARNINGS PER COMMON SHARE:
Basic	$1.44	$1.10	$1.04
Diluted	$1.43	$1.10	$1.04

(1) Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2) Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

Note 24 – Segment Information

The Company reports four primary segments: Wholesale Bank, Wealth Management, Retail Bank, and Home Lending with the remainder as Corporate and other.

The Commercial Bank, recently re-branded as the Wholesale Bank segment, includes lending, treasury and cash management services and customer risk management products to middle market corporate, commercial and business banking customers and includes the operations of Financial Pacific Leasing Inc., a commercial leasing company. The Wealth Management segment consists of the operations of Umpqua Investments, which offers a full range of retail brokerage and investment advisory services and products to its clients who consist primarily of individual investors, and Umpqua Private Bank, which serves high net worth individuals with liquid investable assets and provides customized financial solutions and offerings. The Retail Bank segment includes retail and small business lending and deposit services for customers served through the Bank's store network. The Home Lending segment originates, sells and services residential mortgage loans. The Corporate and other segment includes activities that are not directly attributable to one of the four principal lines of business and includes the operations of the parent company, eliminations and the economic impact of certain assets, capital and support functions not specifically identifiable within the other lines of business.

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

The provision for income taxes is allocated to business segments using a 25% effective tax rate for 2018 and 37% for 2017 and 2016. The residual income tax expense or benefit arising from changes in tax rates, tax planning strategies or other tax attributes to arrive at the consolidated effective tax rate is retained in Corporate and Other.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Year Ended December 31, 2018
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$451,513	$24,346	$339,180	$39,897	$83,703	$938,639
Provision (recapture) for loan and lease losses	50,248	1,025	3,205	1,628	(201)	55,905
Non-interest income	59,118	19,434	63,407	119,538	17,920	279,417
Non-interest expense	224,260	36,165	274,306	130,404	74,330	739,465
Income before income taxes	236,123	6,590	125,076	27,403	27,494	422,686
Provision for income taxes	59,031	1,648	31,269	6,851	7,624	106,423
Net income	$177,092	$4,942	$93,807	$20,552	$19,870	$316,263

Total assets	$14,920,507	$536,024	$2,015,263	$3,680,004	$5,787,983	$26,939,781
Total loans and leases	$14,717,512	$521,988	$1,934,602	$3,320,634	$(72,070)	$20,422,666
Total deposits	$3,776,047	$1,068,025	$13,016,976	$219,584	$3,056,854	$21,137,486

(in thousands)	Year Ended December 31, 2017
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$434,942	$22,103	$282,622	$39,487	$86,531	$865,685
Provision for loan and lease losses	37,108	360	7,701	1,692	393	47,254
Non-interest income	52,054	18,697	62,366	142,763	2,607	278,487
Non-interest expense	218,266	32,123	288,236	146,690	62,560	747,875
Income before income taxes	231,622	8,317	49,051	33,868	26,185	349,043
Provision (benefit) for income taxes	85,700	3,077	18,149	12,531	(12,727)	106,730
Net income	$145,922	$5,240	$30,902	$21,337	$38,912	$242,313

Total assets	$13,856,963	$437,873	$2,143,830	$3,355,189	$5,886,592	$25,680,447
Total loans and leases	$13,683,264	$423,813	$2,054,058	$2,921,897	$(63,840)	$19,019,192
Total deposits	$3,776,080	$993,559	$12,449,568	$222,494	$2,506,599	$19,948,300

(in thousands)	Year Ended December 31, 2016
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$422,022	$21,341	$254,043	$41,435	$99,271	$838,112
Provision (recapture) for loan and lease losses	35,348	587	8,049	(3,426)	1,116	41,674
Non-interest income	48,227	19,554	62,726	163,527	7,694	301,728
Non-interest expense	203,233	34,213	293,307	154,922	51,480	737,155
Income before income taxes	231,668	6,095	15,413	53,466	54,369	361,011
Provision for income taxes	85,718	2,255	5,703	19,783	17,484	130,943
Net income	$145,950	$3,840	$9,710	$33,683	$36,885	$230,068

Total assets	$12,829,249	$437,058	$1,893,433	$3,243,600	$6,368,066	$24,771,406
Total loans and leases	$12,640,383	$415,737	$1,806,554	$2,685,181	$(107,272)	$17,440,583
Total deposits	$3,288,837	$1,011,454	$12,032,906	$229,358	$2,458,430	$19,020,985

Note 25 – Related Party Transactions

In the ordinary course of business, the Bank has made loans to its directors and executive officers (and their associated and affiliated companies). All such loans have been made in accordance with regulatory requirements.
The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2018, 2017 and 2016:

(in thousands)	2018	2017	2016
Loans outstanding at beginning of year	$8,983	$9,836	$10,302
New loans and advances	2,951	3,982	2,006
Less loan repayments	(2,854)	(3,516)	(2,472)
Reclassification (1)	(1)	(1,319)	—
Loans outstanding at end of year	$9,079	$8,983	$9,836
(1) Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2018 and 2017, deposits of related parties amounted to $18.9 million and $11.8 million, respectively.

Note 26 – Parent Company Financial Statements

Summary financial information for Umpqua Holdings Corporation is as follows:

Condensed Balance Sheets
December 31,

(in thousands)	2018	2017
ASSETS
Non-interest bearing deposits with subsidiary bank	$116,245	$124,915
Investments in:
Bank subsidiary	4,360,983	4,254,521
Nonbank subsidiaries	28,330	33,368
Other assets	8,478	382
Total assets	$4,514,036	$4,413,186

LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to bank subsidiary	$278	$115
Other liabilities	67,722	65,940
Junior subordinated debentures, at fair value	300,870	277,155
Junior subordinated debentures, at amortized cost	88,724	100,609
Total liabilities	457,594	443,819
Shareholders' equity	4,056,442	3,969,367
Total liabilities and shareholders' equity	$4,514,036	$4,413,186

Condensed Statements of Income
Year Ended December 31,

(in thousands)	2018	2017	2016
INCOME
Dividends from subsidiaries	$212,457	$177,798	$164,481
Other income (loss)	1,154	(14,678)	(6,284)
Total income	213,611	163,120	158,197

EXPENSES
Management fees paid to subsidiaries	1,014	1,003	946
Other expenses	23,725	20,325	17,389
Total expenses	24,739	21,328	18,335

Income before income tax benefit and equity in undistributed earnings of subsidiaries	188,872	141,792	139,862
Income tax benefit	(5,052)	(25,679)	(8,887)
Net income before equity in undistributed earnings of subsidiaries	193,924	167,471	148,749
Equity in undistributed earnings of subsidiaries	122,339	74,842	81,319
Net income	316,263	242,313	230,068
Dividends and undistributed earnings allocated to participating securities	16	55	123
Net earnings available to common shareholders	$316,247	$242,258	$229,945

Condensed Statements of Cash Flows
Year Ended December 31,

(in thousands)	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$316,263	$242,313	$230,068
Adjustment to reconcile net income to net cash provided by operating activities:
Gain on Pivotus divestiture	(5,778)	—	—
Equity in undistributed earnings of subsidiaries	(122,339)	(74,842)	(81,319)
Depreciation, amortization and accretion	(244)	(322)	(322)
Change in junior subordinated debentures carried at fair value	—	14,946	6,752
Net (increase) decrease in other assets	(1,696)	3,532	972
Net increase (decrease) in other liabilities	1,581	(2,006)	(2,112)
Net cash provided by operating activities	187,787	183,621	154,039

INVESTING ACTIVITIES:
Change in advances to subsidiaries	(211)	1,690	3,258
Net cash (used) provided by investing activities	(211)	1,690	3,258

FINANCING ACTIVITIES:
Net increase in advances from subsidiaries	163	115	45
Dividends paid on common stock	(173,914)	(145,398)	(141,074)
Repurchases and retirement of common stock	(12,962)	(8,614)	(17,708)
Repayment of junior subordinated debentures at amortized cost	(10,598)	—	—
Proceeds from stock options exercised	1,065	961	2,626
Net cash used by financing activities	(196,246)	(152,936)	(156,111)

Net (decrease) increase in cash and cash equivalents	(8,670)	32,375	1,186
Cash and cash equivalents, beginning of year	124,915	92,540	91,354
Cash and cash equivalents, end of year	$116,245	$124,915	$92,540

Note 27 – Quarterly Financial Information (Unaudited)

The following tables present the summary results for the eight quarters ended December 31, 2018:

(in thousands, except per share information)	2018
	December 31	September 30	June 30	March 31 (1)	Four Quarters
Interest income	$286,768	$276,242	$255,192	$248,947	$1,067,149
Interest expense	39,378	34,874	30,292	23,966	128,510
Net interest income	247,390	241,368	224,900	224,981	938,639
Provision for loan and lease losses	17,219	11,711	13,319	13,656	55,905
Non-interest income	56,811	72,388	71,651	78,567	279,417
Non-interest expense	178,488	179,292	195,572	186,113	739,465
Income before provision for income taxes	108,494	122,753	87,660	103,779	422,686
Provision for income taxes	28,183	31,772	21,661	24,807	106,423
Net income	80,311	90,981	65,999	78,972	316,263
Dividends and undistributed earnings allocated to participating securities	1	5	4	6	16
Net earnings available to common shareholders	$80,310	$90,976	$65,995	$78,966	$316,247

Basic earnings per common share	$0.36	$0.41	$0.30	$0.36
Diluted earnings per common share	$0.36	$0.41	$0.30	$0.36
Cash dividends declared per common share	$0.21	$0.21	$0.20	$0.20

(in thousands, except per share information)	2017
	December 31	September 30	June 30	March 31 (1)	Four Quarters
Interest income	$244,467	$243,463	$231,803	$224,168	$943,901
Interest expense	21,514	20,252	19,061	17,389	78,216
Net interest income	222,953	223,211	212,742	206,779	865,685
Provision for loan and lease losses	12,928	11,997	10,657	11,672	47,254
Non-interest income	70,450	76,693	71,119	60,225	278,487
Non-interest expense	192,786	188,354	184,021	182,714	747,875
Income before provision for income taxes	87,689	99,553	89,183	72,618	349,043
Provision for income taxes	12,438	35,746	31,964	26,582	106,730
Net income	75,251	63,807	57,219	46,036	242,313
Dividends and undistributed earnings allocated to participating securities	15	14	14	12	55
Net earnings available to common shareholders	$75,236	$63,793	$57,205	$46,024	$242,258

Basic earnings per common share	$0.34	$0.29	$0.26	$0.21
Diluted earnings per common share	$0.34	$0.29	$0.26	$0.21
Cash dividends declared per common share	$0.18	$0.18	$0.16	$0.16

(1) The unaudited quarterly condensed financial information for the quarter ended March 31, 2018 and 2017 has been adjusted for the effects of the Correction of Prior Period Balances more fully described in Note 1.

Note 28 – Revenue from Contracts with Customers

All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized in non-interest income with the exception of the (gain) loss on other real estate owned, which is included in non-interest expense. The following table presents the Company's sources of non-interest income for the year ended December 31, 2018. Items outside of the scope of ASC 606 are noted as such.

(in thousands)	2018
Non-interest income:
Service charges on deposits
Account maintenance fees	$17,378
Transaction-based and overdraft service charges	25,636
Debit/ATM interchange fees	19,110
Total service charges on deposits	62,124
Brokerage revenue	16,480
Residential mortgage banking revenue (a)	118,235
Gain on sale of investment securities, net (a)	14
Unrealized holding losses on equity securities (a)	(1,484)
Gain on loan sales, net (a)	7,834
BOLI income (a)	8,297
Other income
Merchant fee income	4,565
Credit card and interchange income	7,392
Remaining other income (a)	55,960
Total other income	67,917
Total non-interest income	$279,417
(a) Not within scope of ASC 606

Deposit service charges

Umpqua earns fees from its deposit customers for account maintenance, transaction-based and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis. The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

Debit and ATM interchange fee income and expenses

Debit and ATM interchange income represent fees earned when a debit card issued by Umpqua is used. Umpqua earns interchange fees from debit cardholder transactions through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders' debit card. Certain expenses directly associated with the credit and debit card are recorded on a net basis with the interchange income.

Brokerage revenue

As of the year ended December 31, 2018, Umpqua had revenues of $16.5 million for the performance of brokerage and advisory services for its clients through Umpqua Investments. Brokerage fees consist of fees earned from advisory asset management, trade execution and administrative fees from investments. Advisory asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and asset flows. Advisory asset management fees are recognized quarterly and are based on the portfolio values at the end of each quarter. Brokerage accounts are charged commissions at the time of a transaction and the commission schedule is based upon the type of security and quantity. In addition, revenues are earned from selling insurance and annuity policies. The amount of revenue earned is determined by the value and type of each instrument sold and is recognized at the time the policy or contract is written.

Merchant fee income

Merchant fee income represents fees earned by Umpqua for card payment services provided to its merchant customers. Umpqua outsources these services to a third party to provide card payment services to these merchants. The third party provider passes the payments made by the merchants through to Umpqua. Umpqua, in turn, pays the third party provider for the services it provides to the merchants. These payments to the third party provider are recorded as expenses as a net reduction against fee income. In addition, a portion of the payment received represents interchange fees which are passed through to the card issuing bank. Income is primarily earned based on the dollar volume and number of transactions processed. The performance obligation is satisfied and the related fee is earned when each payment is accepted by the processing network. For the year ended December 31, 2018, Umpqua had merchant processing fee revenue of $4.6 million included in other income.

Credit card and interchange income and expenses

Credit card interchange income represent fees earned when a credit card issued by the Company is used. Similar to the debit card interchange, Umpqua earns an interchange fee for each transaction made with Umpqua's branded credit cards. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders' credit card. Certain expenses and rebates directly related to the credit card interchange contract are recorded net to the interchange income. For the year ended December 31, 2018, credit card and interchange income included in other income was $7.4 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
On a quarterly basis, we carry out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2018, our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.
Although we change and improve our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2018 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on our assessment and those criteria, we believe that, as of December 31, 2018, the Company maintained effective internal control over financial reporting.
The Company's independent registered public accounting firm has audited the Company's consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2018 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.
February 21, 2019

ITEM 9B. OTHER INFORMATION.
As disclosed in Note 1 to the Consolidated Financial Statements, a correction of prior period balances has been made in the current 10-K to reflect the correction of the calculation and corresponding recognition of the accretion of the purchase accounting discount on the loans acquired from Sterling Financial Corporation (ASC 310-20 loans). Management believes that the effect of this restatement is not material to our previously issued consolidated financial statements. We will prospectively correct the prior period in our future filing of the 2019 Quarterly Report on Form 10-Q as of March 31, 2019.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2019 annual meeting of shareholders under the captions "Item 1. Election of Directors," "Information About Executive Officers," "Corporate Governance Overview" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION
The response to this item is incorporated by reference to the Proxy Statement, under the captions "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Compensation Tables."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Regulation S-K Item 201(d) is set forth in Part II, Item 5, "Equity Compensation Plan Information" of this Annual Report on Form 10-K, the other required disclosures are incorporated by reference to the Proxy Statement under the caption "Security Ownership of Management and Others."
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

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 7, 2014

3.2	Bylaws, as amended	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 21, 2017

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1**	2003 Stock Incentive Plan, as amended, effective March 5, 2007	Incorporated by reference to Appendix A to Form DEF 14A filed March 14, 2007

10.2**	Employment Agreement dated effective March 24, 2010 between the Company and Cort O'Haver	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 4, 2010

10.2.a**	First Amendment to Employment Agreement with Cort O'Haver dated effective December 1, 2014	Incorporated by reference to Exhibit 10.9 to Form 10-K filed February 23, 2015.

10.2.b**	Second Amendment to Employment Agreement with Cort O'Haver dated effective January 1, 2017	Incorporated by reference to Exhibit 10.7.B to Form 10-K filed February 23, 2017

10.3**	Employment Agreement with Ron Farnsworth	Incorporated by reference to Exhibit 99.1 to Form 8-K filed March 7, 2008

10.3.a**	First Amendment to Employment Agreement with Ron Farnsworth	Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 14, 2013

10.3.b**	Second Amendment to Employment Agreement with Ron Farnsworth dated effective January 1, 2019	Filed herewith

10.4**	Employment Agreement dated effective November 23, 2015 between Umpqua Bank and Tory Nixon	Incorporated by reference to Exhibit 10.8 to Form 10-K filed February 23, 2017

10.4.a**	First Amendment to Employment Agreement with Tory Nixon dated effective December 31, 2017	Incorporated by reference to Exhibit 10.7.a to Form 10-K filed February 23, 2018

10.4.b**	Second Amendment to Employment Agreement with Tory Nixon dated effective January 1, 2019	Filed herewith

10.5**	Employment Agreement (and first and second amendments thereto) dated effective July 1, 2015 between the Company and David Shotwell	Incorporated by reference to Exhibit 99.1 to Form 8-K filed July 1, 2015

10.5.a**	Third Amendment to Employment Agreement with David Shotwell	Filed herewith

10.6**	Umpqua Holdings Corporation 2013 Incentive Plan, effective December 14, 2012, as amended	Incorporated by reference to Exhibit 10.10 to Form 10-K filed February 23, 2017

10.7**	Form of Restricted Stock Award Agreement under 2013 Incentive Plan (Service Vesting)	Incorporated by reference to Exhibit 10.11 to Form 10-K filed February 25, 2016

10.8**	Form of Performance Share Award Agreement under 2013 Incentive Plan (TSR performance)	Filed herewith

10.9**	Form of Performance Share Award under 2013 Incentive Plan (ROATCE performance)	Filed herewith

Exhibit #	Description	Location

10.10**	Sterling Financial Corporation 2010 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Sterling Financial Corporation filed December 9, 2010

10.11**	Employment Agreement between the Company and Andrew Ognall dated as of May 1, 2014	Incorporated by reference to Exhibit 10.16 to Form 10-K filed February 25, 2016

10.11.a**	First Amendment to Employment Agreement with Andrew Ognall dated effective January 1, 2019	Filed herewith

10.12**	Employment Agreement between the Company and Neal McLaughlin dated as of March 1, 2005	Incorporated by reference to Exhibit 10.15 to Form 10-K filed February 23, 2017

10.12.a**	First Amendment to Employment Agreement with Neal McLaughlin	Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 14, 2013

10.12.b**	Second Amendment to Employment Agreement with Neal McLaughlin dated effective January 1, 2019	Filed herewith

10.13**	Employment Agreement between the Company and Rilla Delorier dated as of April 10, 2017	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 4, 2017

10.14**	Employment Agreement between the Company and Frank Namdar dated as of May 8, 2017	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm - MOSS ADAMS LLP	Filed herewith

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

**Indicates compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2019.

UMPQUA HOLDINGS CORPORATION (Registrant)

/s/ Cort L. O'Haver		February 21, 2019
Cort L. O'Haver, President and Chief Executive Officer

Signature	Title	Date

/s/ Cort L. O'Haver	President, Chief Executive Officer and Director	February 21, 2019
Cort L. O'Haver	(Principal Executive Officer)

/s/ Ronald L. Farnsworth	Executive Vice President, Chief Financial Officer	February 21, 2019
Ronald L. Farnsworth	(Principal Financial Officer)

/s/ Neal T. McLaughlin	Executive Vice President, Treasurer	February 21, 2019
Neal T. McLaughlin	(Principal Accounting Officer)

/s/ Peggy Y. Fowler	Chair	February 21, 2019
Peggy Y. Fowler

/s/ Stephen M. Gambee	Director	February 21, 2019
Stephen M. Gambee

	Director	February 21, 2019
James S. Greene

/s/ Luis F. Machuca	Director	February 21, 2019
Luis F. Machuca

/s/ Maria M. Pope	Director	February 21, 2019
Maria M. Pope

/s/ John F. Schultz	Director	February 21, 2019
John F. Schultz

/s/ Susan F. Stevens	Director	February 21, 2019
Susan F. Stevens

/s/ Hilliard C. Terry, III	Director	February 21, 2019
Hilliard C. Terry, III

/s/ Bryan L. Timm	Vice Chair	February 21, 2019
Bryan L. Timm

	Director	February 21, 2019
Anddria Varnado