Form 10-Q
period 2019-03-31
UMPQUA HOLDINGS CORP
filed 2019-05-03
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: March 31, 2019
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

(503) 727-4100
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	TRADING SYMBOL	NAME OF EXCHANGE
Common Stock	UMPQ	The NASDAQ Global Select Market

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
Common stock, no par value: 220,483,700 shares outstanding as of April 30, 2019

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks (restricted cash of $55,649 and $37,408)	$296,967	$335,419
Interest bearing cash and temporary investments (restricted cash of $2,630 and $1,232)	605,841	287,218
Total cash and cash equivalents	902,808	622,637
Investment securities
Equity and other, at fair value	63,327	61,841
Available for sale, at fair value	2,894,778	2,977,108
Held to maturity, at amortized cost	3,478	3,606
Loans held for sale, at fair value	240,302	166,461
Loans and leases	20,405,997	20,422,666
Allowance for loan and lease losses	(144,872)	(144,871)
Net loans and leases	20,261,125	20,277,795
Restricted equity securities	47,466	40,268
Premises and equipment, net	217,595	227,423
Operating lease right-of-use assets	109,807	—
Goodwill	1,787,651	1,787,651
Other intangible assets, net	22,560	23,964
Residential mortgage servicing rights, at fair value	158,946	169,025
Other real estate owned	10,488	10,958
Bank owned life insurance	314,303	313,626
Other assets	320,991	257,418
Total assets	$27,355,625	$26,939,781
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$6,495,562	$6,667,467
Interest bearing	14,748,332	14,470,019
Total deposits	21,243,894	21,137,486
Securities sold under agreements to repurchase	288,944	297,151
Term debt	932,420	751,788
Junior subordinated debentures, at fair value	294,121	300,870
Junior subordinated debentures, at amortized cost	88,667	88,724
Operating lease liabilities	118,520	—
Deferred tax liability, net	45,202	25,846
Other liabilities	231,531	281,474
Total liabilities	23,243,299	22,883,339
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2019 and 2018; issued and outstanding: 220,457,208 in 2019 and 220,255,039 in 2018	3,511,731	3,512,874
Retained earnings	629,877	602,482
Accumulated other comprehensive loss	(29,282)	(58,914)
Total shareholders' equity	4,112,326	4,056,442
Total liabilities and shareholders' equity	$27,355,625	$26,939,781

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended
	March 31, 2019	March 31, 2018
INTEREST INCOME
Interest and fees on loans and leases	$258,747	$229,488
Interest and dividends on investment securities:
Taxable	19,956	15,699
Exempt from federal income tax	2,114	2,128
Dividends	517	468
Interest on temporary investments and interest bearing deposits	925	1,164
Total interest income	282,259	248,947
INTEREST EXPENSE
Interest on deposits	34,094	15,610
Interest on securities sold under agreement to repurchase and federal funds purchased	810	63
Interest on term debt	3,683	3,361
Interest on junior subordinated debentures	5,987	4,932
Total interest expense	44,574	23,966
Net interest income	237,685	224,981
PROVISION FOR LOAN AND LEASE LOSSES	13,684	13,656
Net interest income after provision for loan and lease losses	224,001	211,325
NON-INTEREST INCOME
Service charges on deposits	15,278	14,995
Brokerage revenue	3,810	4,194
Residential mortgage banking revenue, net	11,231	38,438
Unrealized holding gains on equity securities	695	—
Gain on loan sales, net	769	1,230
BOLI income	2,168	2,070
Other income	11,789	17,640
Total non-interest income	45,740	78,567
NON-INTEREST EXPENSE
Salaries and employee benefits	100,658	106,551
Occupancy and equipment, net	36,245	38,661
Communications	4,220	4,433
Marketing	2,726	1,800
Services	12,210	15,061
FDIC assessments	2,942	4,480
Gain on other real estate owned, net	(51)	(38)
Intangible amortization	1,404	1,541
Other expenses	11,238	13,624
Total non-interest expense	171,592	186,113
Income before provision for income taxes	98,149	103,779
Provision for income taxes	24,116	24,807
Net income	$74,033	$78,972
Earnings per common share:
Basic	$0.34	$0.36
Diluted	$0.34	$0.36
Weighted average number of common shares outstanding:
Basic	220,366	220,370
Diluted	220,655	220,825

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$74,033	$78,972
Available for sale securities:
Unrealized gains (losses) arising during the period	33,269	(42,190)
Income tax (expense) benefit related to unrealized gains (losses)	(8,557)	10,771
Net change in unrealized gains (losses) for available for sale securities	24,712	(31,419)

Junior subordinated debentures, at fair value:
Unrealized gains (losses) arising during the period	6,564	(1,683)
Income tax (expense) benefit related to unrealized gains (losses)	(1,644)	430
Net change in unrealized gains (losses) for junior subordinated debentures, at fair value	4,920	(1,253)
Other comprehensive income (loss), net of tax	29,632	(32,672)
Comprehensive income	$103,665	$46,300

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands, except shares)	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Retained Earnings		Total
Balance at January 1, 2018	220,148,824	$3,517,258	$477,101	$(24,992)	$3,969,367
Net income			78,972		78,972
Other comprehensive loss, net of tax				(32,672)	(32,672)
Stock-based compensation		1,829			1,829
Stock repurchased and retired	(201,473)	(4,340)			(4,340)
Issuances of common stock under stock plans	513,485	759			759
Cash dividends on common stock ($0.20 per share)			(44,149)		(44,149)
Junior subordinated debentures, at fair value, cumulative effect adjustment (1)			(9,710)	9,710	—
Balance at March 31, 2018	220,460,836	$3,515,506	$502,214	$(47,954)	$3,969,766
Net income			65,999		65,999
Other comprehensive loss, net of tax				(4,136)	(4,136)
Stock-based compensation		1,550			1,550
Stock repurchased and retired	(334,854)	(8,167)			(8,167)
Issuances of common stock under stock plans	78,709	257			257
Cash dividends on common stock ($0.20 per share)			(44,182)		(44,182)
Balance at June 30, 2018	220,204,691	$3,509,146	$524,031	$(52,090)	$3,981,087
Net income			90,981		90,981
Other comprehensive loss, net of tax				(23,585)	(23,585)
Stock-based compensation		2,140			2,140
Stock repurchased and retired	(17,784)	(386)			(386)
Issuances of common stock under stock plans	51,324	49			49
Cash dividends on common stock ($0.21 per share)			(46,393)		(46,393)
Balance at September 30, 2018	220,238,231	$3,510,949	$568,619	$(75,675)	$4,003,893
Net income			80,311		80,311
Other comprehensive income, net of tax				16,761	16,761
Stock-based compensation		1,994			1,994
Stock repurchased and retired	(3,537)	(69)			(69)
Issuances of common stock under stock plans	20,345	—			—
Cash dividends on common stock ($0.21 per share)			(46,448)		(46,448)
Balance at December 31, 2018	220,255,039	$3,512,874	$602,482	$(58,914)	$4,056,442

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Continued)
(UNAUDITED)

(in thousands, except shares)	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Retained Earnings		Total
Balance at January 1, 2019	220,255,039	$3,512,874	$602,482	$(58,914)	$4,056,442
Net income			74,033		74,033
Other comprehensive income, net of tax				29,632	29,632
Stock-based compensation		754			754
Stock repurchased and retired	(108,088)	(1,918)			(1,918)
Issuances of common stock under stock plans	310,257	21			21
Cash dividends on common stock ($0.21 per share)			(46,394)		(46,394)
Leases, cumulative effect adjustment (2)			(244)		(244)
Balance at March 31, 2019	220,457,208	$3,511,731	$629,877	$(29,282)	$4,112,326

(1) The cumulative effect adjustment from retained earnings to accumulated other comprehensive income (loss) relating to the implementation of new accounting guidance for the junior subordinated debentures that the Company previously elected to fair value on a recurring basis.

(2) The cumulative effect adjustment relates to the implementation of new accounting guidance for leases. Refer to Note 1 for discussion of the new accounting guidance.

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,033	$78,972
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	1,829	5,907
Gain on sale of other real estate owned, net	(110)	(43)
Valuation adjustment on other real estate owned	59	5
Provision for loan and lease losses	13,684	13,656
Change in cash surrender value of bank owned life insurance	(2,135)	(2,105)
Depreciation, amortization and accretion	11,554	13,943
Gain on sale of premises and equipment	(195)	(1,341)
Gain on store divestiture	(1,225)	—
Additions to residential mortgage servicing rights carried at fair value	(3,887)	(6,530)
Change in fair value of residential mortgage servicing rights carried at fair value	13,966	(5,079)
Gain on redemption of junior subordinated debentures at amortized cost	—	(1,043)
Stock-based compensation	754	1,829
Net increase in equity and other investments	(791)	(107)
Holding gains on equity securities	(695)	—
Gain on sale of loans, net	(13,025)	(14,508)
Change in fair value of loans held for sale	(2,793)	306
Origination of loans held for sale	(487,090)	(687,226)
Proceeds from sales of loans held for sale	428,298	659,977
Change in other assets and liabilities:
Net (increase) decrease in other assets	(56,976)	10,116
Net (decrease) increase in other liabilities	(28,872)	2,261
Net cash (used in) provided by operating activities	(53,617)	68,990
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(5,953)	(89,145)
Proceeds from investment securities available for sale	119,381	107,908
Proceeds from investment securities held to maturity	174	172
Purchases of restricted equity securities	(205,400)	—
Redemption of restricted equity securities	198,202	7
Net change in loans and leases	(23,868)	(276,481)
Proceeds from sales of loans	15,848	21,629
Change in premises and equipment	(2,365)	(462)
Proceeds from bank owned life insurance death benefits	1,550	—
Proceeds from sales of other real estate owned	616	161
Net cash paid in store divestiture	(44,646)	—
Net cash provided by (used in) investing activities	$53,539	$(236,211)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(in thousands)	Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$155,937	$158,771
Net decrease in securities sold under agreements to repurchase	(8,207)	(2,315)
Proceeds from term debt borrowings	230,670	50,000
Repayment of term debt borrowings	(50,000)	(50,513)
Repayment of junior subordinated debentures at amortized cost	—	(10,598)
Dividends paid on common stock	(46,254)	(39,634)
Proceeds from stock options exercised	21	759
Repurchase and retirement of common stock	(1,918)	(4,340)
Net cash provided by financing activities	280,249	102,130
Net increase (decrease) in cash and cash equivalents	280,171	(65,091)
Cash and cash equivalents, beginning of period	622,637	634,280
Cash and cash equivalents, end of period	$902,808	$569,189

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$44,026	$23,489
Income taxes	$34,383	$11,440
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$24,712	$(31,419)
Change in unrealized gains on junior subordinated debentures carried at fair value, net of taxes	$4,920	$(1,253)
Junior subordinated debentures, at fair value, cumulative effect adjustment	$—	$9,710
Cash dividend declared on common stock and payable after period-end	$46,297	$44,016
Change in GNMA mortgage loans recognized due to repurchase option	$(8,760)	$(6,152)
Transfer of loans to other real estate owned	$95	$1,444
Change in receivable from BOLI death benefits	$(92)	$1,224

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation conform to accounting principles generally accepted in the United States of America. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2018 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2018 Annual Report filed on Form 10-K. All references in this report to "Umpqua," "we," "our," "us," the "Company" or similar references mean Umpqua Holdings Corporation and include our consolidated subsidiaries where the context so requires. References to "Bank" refer to our subsidiary Umpqua Bank, an Oregon state-chartered commercial bank, and references to "Umpqua Investments" refer to our subsidiary Umpqua Investments, Inc., a registered broker-dealer and investment adviser. The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc. ("FinPac"), a commercial equipment leasing company.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to March 31, 2019 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

Correction of Prior Period Balances

Subsequent to the issuance of the Company's March 31, 2018 condensed consolidated financial statements, the Company's management determined that the calculation and corresponding recognition of the accretion of the purchase accounting discount on the loans acquired from Sterling Financial Corporation (ASC 310-20 loans) that were not impaired was calculated in a manner that was considered to be inconsistent with accounting principles generally accepted in the United States of America as indicated in ASC 310-20. As a result, the financial statements have been restated to reflect the correction of the difference in accretion/amortization related to the loans acquired. Management believes that the effect of this restatement is not material to our previously issued consolidated financial statements. As a result, the condensed consolidated statement of income has been revised to reflect this change to the applicable line items as follows.

(in thousands, except per share amounts)	Three Months Ended March 31, 2018
	As Originally Reported	Adjustment	As Revised
Interest and fees on loans and leases	$227,738	$1,750	$229,488
Total interest income	247,197	1,750	248,947
Net interest income	223,231	1,750	224,981
Net interest income after provision for loan and lease losses	209,575	1,750	211,325
Income before provision for income taxes	102,029	1,750	103,779
Provision for income taxes	24,360	447	24,807
Net income	$77,669	$1,303	$78,972
Earnings per common share:
Basic	$0.35	$0.01	$0.36
Diluted	$0.35	$0.01	$0.36

The condensed consolidated statement of changes in stockholders' equity and condensed consolidated statement of comprehensive income have been updated to reflect the change in net income for the three months ended March 31, 2018. Comprehensive income increased by $1.3 million for the three months ended March 31, 2018 to $46.3 million. The condensed consolidated statement of cash flows has also been updated to reflect these changes, resulting in an increase in cash flows provided by operating activities for March 31, 2018 of $1.8 million to reflect the increase in net income and the change in other liabilities (deferred tax liability) and a corresponding increase in the cash flows used in investing activities of $1.8 million for March 31, 2018 as part of the net change in loans and leases.

Application of new accounting guidance

As of January 1, 2019, Umpqua adopted the Financial Accounting Standard Board's ("FASB") Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842) as well as additional ASUs for enhancement, clarification or transition of the new lease standard (collectively "ASC 842"). ASC 842 requires lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. Refer to Note 11 - Leases for further discussion of Umpqua's accounting policies for leases within the scope of ASC 842.

ASC 842 provides for a number of practical expedients in transition. We have elected the package of practical expedients, which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easement; the latter not being applicable to us. The Company also did not elect the practical expedient to not separate lease and non-lease components on our real estate leases where we are the lessee.

In addition, ASC 842 provides practical expedients for an entity's ongoing accounting. The Company has elected the short-term lease recognition exemption for certain leases. This means, for those leases that have a term of less than 12 months, we will not recognize right-of-use ("ROU") assets or lease liabilities.

Umpqua adopted ASC 842 using the prospective approach without corresponding changes in the comparable prior periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. Adoption of the new standard resulted in the recognition of new lease ROU assets of $109.8 million and lease liabilities of $118.5 million on the balance sheet for our operating leases as of March 31, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings. This standard did not materially impact our consolidated net income and had no impact on cash flows.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (A Consensus of the FASB Emerging Issues Task Force). This ASU reduces complexity for the accounting for costs of implementing a cloud computing service arrangement. This ASU aligns the requirements for capitalization of implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal use software that cannot be capitalized under subtopic 350-40, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. The capitalized costs will be amortized over the life of the service contract. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company early adopted the ASU as of January 1, 2019 and will apply the new standard prospectively. The guidance did not have a material impact on the Company's consolidated financial statements.

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for certain financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates, but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for specified periods. The Company has an established cross-functional team and project management governance process in place to manage implementation of this new guidance. The team continues to work on implementation and is finalizing model build and validation, documenting process flow and controls, and has begun parallel runs.  The new guidance may result in an increase in the allowance for loan and lease losses; however, the Company is still in the process of determining the magnitude of the change and its impact on the Company's consolidated financial statements.

Note 2 – Investment Securities

The following tables present the amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$19,998	$—	$(209)	$19,789
Obligations of states and political subdivisions	300,704	5,630	(671)	305,663
Residential mortgage-backed securities and collateralized mortgage obligations	2,609,586	7,082	(47,342)	2,569,326
	$2,930,288	$12,712	$(48,222)	$2,894,778
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,478	$1,039	$—	$4,517
	$3,478	$1,039	$—	$4,517

(in thousands)	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$40,002	$—	$(346)	$39,656
Obligations of states and political subdivisions	308,972	2,785	(2,586)	309,171
Residential mortgage-backed securities and collateralized mortgage obligations	2,696,913	3,590	(72,222)	2,628,281
	$3,045,887	$6,375	$(75,154)	$2,977,108
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,606	$1,038	$—	$4,644
	$3,606	$1,038	$—	$4,644

Investment securities that were in an unrealized loss position as of March 31, 2019 and December 31, 2018 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

(in thousands)	March 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$19,789	$209	$19,789	$209
Obligations of states and political subdivisions	—	—	35,434	671	35,434	671
Residential mortgage-backed securities and collateralized mortgage obligations	90,992	1,148	2,090,133	46,194	2,181,125	47,342
Total temporarily impaired securities	$90,992	$1,148	$2,145,356	$47,074	$2,236,348	$48,222

(in thousands)	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$39,656	$346	$39,656	$346
Obligations of states and political subdivisions	59,963	800	38,691	1,786	98,654	2,586
Residential mortgage-backed securities and collateralized mortgage obligations	332,103	5,432	1,992,546	66,790	2,324,649	72,222
Total temporarily impaired securities	$392,066	$6,232	$2,070,893	$68,922	$2,462,959	$75,154

The unrealized losses on U.S. treasury and agencies securities are due to increases in market interest rates and not due to the underlying credit of the issuers. The unrealized losses on obligations of states and political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors the published credit ratings of these securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2019 are issued or guaranteed by government sponsored enterprises. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will be settled at a price at least equal to the amortized cost of each investment.

Because the unrealized loss is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, these investments are not considered other-than-temporarily impaired.

The following table presents the contractual maturities of investment securities at March 31, 2019:

(in thousands)	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,414	$1,426	$—	$—
Due after one year through five years	93,154	93,223	—	—
Due after five years through ten years	377,171	375,130	14	14
Due after ten years	2,458,549	2,424,999	3,464	4,503
	$2,930,288	$2,894,778	$3,478	$4,517

The following table presents, as of March 31, 2019, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$898,047	$888,094
Other securities pledged principally to secure repurchase agreements	430,034	422,461
Total pledged securities	$1,328,081	$1,310,555

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Commercial real estate
Non-owner occupied term, net	$3,476,972	$3,573,065
Owner occupied term, net	2,449,648	2,480,371
Multifamily, net	3,302,936	3,304,763
Construction & development, net	686,107	736,254
Residential development, net	205,963	196,890
Commercial
Term, net	2,185,322	2,232,923
Lines of credit & other, net	1,229,092	1,169,525
Leases & equipment finance, net	1,378,686	1,330,155
Residential
Mortgage, net	3,768,955	3,635,073
Home equity loans & lines, net	1,170,252	1,176,477
Consumer & other, net	552,064	587,170
Total loans, net of deferred fees and costs	$20,405,997	$20,422,666

The loan balances are net of deferred fees and costs of $71.1 million and $70.4 million as of March 31, 2019 and December 31, 2018, respectively. Net loans also include discounts on acquired loans of $45.4 million and $50.0 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, loans totaling $13.2 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $170.8 million and $183.7 million at March 31, 2019 and December 31, 2018, respectively. The carrying balance of purchased impaired loans was $123.8 million and $134.5 million at March 31, 2019 and December 31, 2018, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the three months ended March 31, 2019 and 2018:

(in thousands)	Three Months Ended
	March 31, 2019	March 31, 2018
Balance, beginning of period	$56,564	$74,268
Accretion to interest income	(4,885)	(8,778)
Disposals	(2,343)	(5,016)
Reclassifications from non-accretable difference	1,737	6,203
Balance, end of period	$51,073	$66,677

Umpqua, through its commercial equipment leasing subsidiary, FinPac, is a direct provider of commercial equipment leasing and financing throughout the United States, originating business through three distinct channels: small and mid-ticket third party originators, vendor finance, and Umpqua Bank Equipment Leasing & Finance. All of these leases typically have terms of three to five years and are considered to be direct financing leases. Interest income recognized on these leases is $8.4 million for the three-months ended March 31, 2019.

Residual values on leases are established at the time equipment is leased based on an estimate of the value of the leased equipment when the Company expects to dispose of the equipment, typically at the termination of the lease. An annual evaluation is also performed each fiscal year by an independent valuation specialist and equipment residuals are confirmed or adjusted in conjunction with such evaluation.

The following table presents the net investment in direct financing leases and loans as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Minimum lease payments receivable	$443,586	$450,258
Estimated guaranteed and unguaranteed residual values	79,934	79,455
Initial direct costs - net of accumulated amortization	10,280	10,950
Unearned income	(75,538)	(79,777)
Net investment in direct financing leases	$458,262	$460,886

The following table presents the scheduled minimum lease payments receivable as of March 31, 2019:

(in thousands)
Year	Amount
2019	$112,781
2020	126,456
2021	95,508
2022	57,273
2023	25,810
Thereafter	25,758
$443,586

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes the carrying value of loans and leases sold by major loan type during the three months ended March 31, 2019 and 2018:

(in thousands)	Three Months Ended
	March 31, 2019	March 31, 2018
Commercial real estate
Non-owner occupied term, net	$4,819	$4,391
Owner occupied term, net	4,710	5,550
Commercial
Term, net	5,441	10,458
Residential
Mortgage, net	109	—
Total	$15,079	$20,399

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

The combination of the formula allowance component and the specific allowance component represents the allocated allowance for loan and lease losses. There was no unallocated allowance as of March 31, 2019 and December 31, 2018.

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

Activity in the Allowance for Loan and Lease Losses

The following tables summarize activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the three months ended March 31, 2019 and 2018:

(in thousands)	Three Months Ended March 31, 2019
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$47,904	$63,957	$22,034	$10,976	$144,871
Charge-offs	(2,151)	(13,210)	(135)	(1,656)	(17,152)
Recoveries	337	2,354	155	623	3,469
Provision	1,751	11,269	119	545	13,684
Balance, end of period	$47,841	$64,370	$22,173	$10,488	$144,872

(in thousands)	Three Months Ended March 31, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$45,765	$63,305	$19,360	$12,178	$140,608
Charge-offs	(311)	(13,475)	(246)	(1,780)	(15,812)
Recoveries	217	2,453	203	608	3,481
Provision	334	12,343	516	463	13,656
Balance, end of period	$46,005	$64,626	$19,833	$11,469	$141,933

The following tables present the allowance and recorded investment in loans and leases by portfolio segment and balances individually or collectively evaluated for impairment as of March 31, 2019 and 2018:

(in thousands)	March 31, 2019
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$46,107	$64,157	$21,819	$10,445	$142,528
Individually evaluated for impairment	136	3	—	—	139
Loans acquired with deteriorated credit quality	1,598	210	354	43	2,205
Total	$47,841	$64,370	$22,173	$10,488	$144,872
Loans and leases:
Collectively evaluated for impairment	$10,003,966	$4,775,727	$4,913,713	$551,671	$20,245,077
Individually evaluated for impairment	20,366	16,710	—	—	37,076
Loans acquired with deteriorated credit quality	97,294	663	25,494	393	123,844
Total	$10,121,626	$4,793,100	$4,939,207	$552,064	$20,405,997

(in thousands)	March 31, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$43,546	$64,203	$19,451	$11,428	$138,628
Individually evaluated for impairment	600	5	—	—	605
Loans acquired with deteriorated credit quality	1,859	418	382	41	2,700
Total	$46,005	$64,626	$19,833	$11,469	$141,933
Loans and leases:
Collectively evaluated for impairment	$9,626,236	$4,372,758	$4,345,522	$685,424	$19,029,940
Individually evaluated for impairment	27,872	24,043	—	—	51,915
Loans acquired with deteriorated credit quality	136,381	4,083	32,614	414	173,492
Total	$9,790,489	$4,400,884	$4,378,136	$685,838	$19,255,347

Summary of Reserve for Unfunded Commitments Activity

The following tables present a summary of activity in the RUC and unfunded commitments for the three months ended March 31, 2019 and 2018:

(in thousands)	Three Months Ended
	March 31, 2019	March 31, 2018
Balance, beginning of period	$4,523	$3,963
Net charge to other expense	131	166
Balance, end of period	$4,654	$4,129

(in thousands)	Total
Unfunded loan and lease commitments:
March 31, 2019	$5,510,974
March 31, 2018	$5,085,021

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following tables summarize our non-accrual loans and leases and loans and leases past due, by loan and lease class, as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90+ Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$2,044	$3,972	$—	$6,016	$8,438	$3,462,518	$3,476,972
Owner occupied term, net	2,853	1,299	1	4,153	7,231	2,438,264	2,449,648
Multifamily, net	290	—	—	290	2,626	3,300,020	3,302,936
Construction & development, net	—	—	—	—	—	686,107	686,107
Residential development, net	—	—	—	—	—	205,963	205,963
Commercial
Term, net	1,775	195	693	2,663	9,315	2,173,344	2,185,322
Lines of credit & other, net	1,625	420	22	2,067	1,684	1,225,341	1,229,092
Leases & equipment finance, net	14,105	7,560	—	21,665	15,292	1,341,729	1,378,686
Residential
Mortgage, net (2)	6,528	3,507	28,551	38,586	—	3,730,369	3,768,955
Home equity loans & lines, net	1,981	1,421	1,725	5,127	—	1,165,125	1,170,252
Consumer & other, net	2,588	846	590	4,024	—	548,040	552,064
Total, net of deferred fees and costs	$33,789	$19,220	$31,582	$84,591	$44,586	$20,276,820	$20,405,997

(1) Other includes purchased credit impaired loans of $123.8 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $158,000 at March 31, 2019.

(in thousands)	December 31, 2018
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90+ Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$1,192	$1,042	$—	$2,234	$10,033	$3,560,798	$3,573,065
Owner occupied term, net	3,920	1,372	1	5,293	8,682	2,466,396	2,480,371
Multifamily, net	107	—	—	107	4,298	3,300,358	3,304,763
Construction & development, net	—	—	—	—	—	736,254	736,254
Residential development, net	—	—	—	—	—	196,890	196,890
Commercial
Term, net	992	117	—	1,109	11,772	2,220,042	2,232,923
Lines of credit & other, net	1,286	143	83	1,512	2,275	1,165,738	1,169,525
Leases & equipment finance, net	8,571	8,754	3,016	20,341	13,763	1,296,051	1,330,155
Residential
Mortgage, net (2)	—	4,900	39,218	44,118	—	3,590,955	3,635,073
Home equity loans & lines, net	987	368	2,492	3,847	—	1,172,630	1,176,477
Consumer & other, net	2,711	911	551	4,173	—	582,997	587,170
Total, net of deferred fees and costs	$19,766	$17,607	$45,361	$82,734	$50,823	$20,289,109	$20,422,666

(1) Other includes purchased credit impaired loans of $134.5 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $8.9 million at December 31, 2018.

Impaired Loans

Loans with no related allowance reported generally represent non-accrual loans, which are also considered impaired loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral-dependent loans.  Therefore, the non-accrual loans as of March 31, 2019 have already been written down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in net realizable value.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

The following tables summarize our impaired loans by loan class as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance
Commercial real estate
Non-owner occupied term, net	$13,307	$8,259	$3,709	$57
Owner occupied term, net	7,016	4,915	857	79
Multifamily, net	2,742	2,626	—	—
Commercial
Term, net	19,880	12,203	55	2
Lines of credit & other, net	6,618	1,484	—	—
Leases & equipment finance, net	2,968	1,126	1,842	1
Total, net of deferred fees and costs	$52,531	$30,613	$6,463	$139

(in thousands)	December 31, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance
Commercial real estate
Non-owner occupied term, net	$14,877	$9,847	$3,715	$90
Owner occupied term, net	8,188	6,178	878	88
Multifamily, net	4,493	4,298	—	—
Commercial
Term, net	22,770	11,089	3,770	2
Lines of credit & other, net	7,145	2,065	—	—
Leases & equipment finance, net	417	417	—	—
Total, net of deferred fees and costs	$57,890	$33,894	$8,363	$180

The following table summarizes our average recorded investment and interest income recognized on impaired loans by loan class for the three months ended March 31, 2019 and 2018:

(in thousands)	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Non-owner occupied term, net	$12,765	$32	$14,608	$102
Owner occupied term, net	6,414	9	11,459	10
Multifamily, net	3,462	—	3,868	30
Commercial
Term, net	13,558	51	21,212	89
Lines of credit & other, net	1,775	—	4,726	—
Leases & equipment finance, net	1,693	1	72	—
Total, net of deferred fees and costs	$39,667	$93	$55,945	$231

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

The following tables summarize our internal risk rating by loan and lease class for the loan and lease portfolio, including purchased credit impaired loans, as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,399,606	$46,954	$18,444	$—	$—	$11,968	$3,476,972
Owner occupied term, net	2,380,614	45,634	17,628	—	—	5,772	2,449,648
Multifamily, net	3,285,727	11,132	3,451	—	—	2,626	3,302,936
Construction & development, net	682,568	1,608	1,931	—	—	—	686,107
Residential development, net	205,963	—	—	—	—	—	205,963
Commercial
Term, net	2,122,335	41,568	8,838	319	4	12,258	2,185,322
Lines of credit & other, net	1,178,625	36,411	12,350	222	—	1,484	1,229,092
Leases & equipment finance, net	1,338,955	14,105	7,560	13,041	2,057	2,968	1,378,686
Residential
Mortgage, net (2)	3,728,782	10,494	29,615	—	64	—	3,768,955
Home equity loans & lines, net	1,164,876	3,562	1,648	—	166	—	1,170,252
Consumer & other, net	548,013	3,433	584	—	34	—	552,064
Total, net of deferred fees and costs	$20,036,064	$214,901	$102,049	$13,582	$2,325	$37,076	$20,405,997
(1) The percentage of impaired loans classified as pass/watch, special mention and substandard was 5.5%, 10.2% and 84.3%, respectively, as of March 31, 2019.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $158,000 at March 31, 2019, which is included in the substandard category.

(in thousands)	December 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,497,801	$38,346	$23,234	$—	$122	$13,562	$3,573,065
Owner occupied term, net	2,422,351	28,447	22,136	54	327	7,056	2,480,371
Multifamily, net	3,284,445	11,481	4,539	—	—	4,298	3,304,763
Construction & development, net	734,318	—	1,936	—	—	—	736,254
Residential development, net	196,890	—	—	—	—	—	196,890
Commercial
Term, net	2,196,753	15,519	5,670	53	69	14,859	2,232,923
Lines of credit & other, net	1,103,677	42,831	20,639	313	—	2,065	1,169,525
Leases & equipment finance, net	1,296,235	8,571	8,754	14,247	1,931	417	1,330,155
Residential
Mortgage, net (2)	3,588,976	5,169	38,766	—	2,162	—	3,635,073
Home equity loans & lines, net	1,172,040	1,878	1,418	—	1,141	—	1,176,477
Consumer & other, net	582,962	3,622	559	—	27	—	587,170
Total, net of deferred fees and costs	$20,076,448	$155,864	$127,651	$14,667	$5,779	$42,257	$20,422,666
(1) The percentage of impaired loans classified as pass/watch, special mention and substandard was 3.2%, 8.8% and 88.0%, respectively, as of December 31, 2018.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $8.9 million at December 31, 2018, which is included in the substandard category.

Troubled Debt Restructurings

At March 31, 2019 and December 31, 2018, impaired loans of $15.7 million and $13.9 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a newly restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were $1.1 million in available commitments for troubled debt restructurings outstanding as of March 31, 2019 and $338,000 as of December 31, 2018.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate, net	$4,509	$6,716	$11,225
Commercial, net	5,589	7,243	12,832
Residential, net	5,628	—	5,628
Total, net of deferred fees and costs	$15,726	$13,959	$29,685

(in thousands)	December 31, 2018
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate, net	$4,524	$9,290	$13,814
Commercial, net	3,696	8,736	12,432
Residential, net	5,704	—	5,704
Total, net of deferred fees and costs	$13,924	$18,026	$31,950

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

The following tables present newly restructured loans that occurred during the three months ended March 31, 2019 and 2018:

(in thousands)	Three Months Ended March 31, 2019
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate, net	$—	$—	$—	$—	$118	$118
Commercial, net	—	—	—	—	1,842	1,842
Total, net of deferred fees and costs	$—	$—	$—	$—	$1,960	$1,960

(in thousands)	Three Months Ended March 31, 2018
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Residential, net	$—	$—	$—	$—	$106	$106
Total, net of deferred fees and costs	$—	$—	$—	$—	$106	$106

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification. There were no financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three months ended March 31, 2019. There were $10.2 million in financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three months ended March 31, 2018.

Note 5 – Residential Mortgage Servicing Rights

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR") for the three months ended March 31, 2019 and 2018:

(in thousands)	Three Months Ended
	March 31, 2019	March 31, 2018
Balance, beginning of period	$169,025	$153,151
Additions for new MSR capitalized	3,887	6,530
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(8,874)	14,933
Other (2)	(5,092)	(9,854)
Balance, end of period	$158,946	$164,760

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our serviced loan portfolio as of March 31, 2019 and December 31, 2018 is as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Balance of loans serviced for others	$15,902,587	$15,978,885
MSR as a percentage of serviced loans	1.00%	1.06%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $10.8 million and $10.5 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Note 6 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of March 31, 2019
Commitments to extend credit	$5,445,264
Forward sales commitments	$440,814
Commitments to originate residential mortgage loans held for sale	$252,182
Standby letters of credit	$65,710

The Bank is a party to financial instruments with off-balance-sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve elements of credit and interest-rate risk similar to the risk involved in on-balance sheet items. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

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

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three months ended March 31, 2019 and March 31, 2018. At March 31, 2019, approximately $53.0 million of standby letters of credit expire within one year, and $12.7 million expire thereafter.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of March 31, 2019, the Company had a residential mortgage loan repurchase reserve liability of $1.7 million. For loans sold to GNMA, the Bank has a unilateral right, but not the obligation, to repurchase loans that are past due 90 days or more. As of March 31, 2019, the Bank has recorded a liability for the loans subject to this repurchase right of $158,000, and has recorded these loans as part of the loan portfolio as if we had repurchased these loans.

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

Contingencies—In late 2017, the Company launched "Umpqua Next Gen," an initiative designed to modernize and evolve the Bank focusing on operational excellence, balanced growth and human-digital programs. As part of this initiative, the Company evaluated every part of our operations and how we could evolve to deliver a highly differentiated and compelling banking experience. In 2018, Umpqua consolidated 31 stores. During the three months ended March 31, 2019, Umpqua consolidated 11 stores and sold 4 stores. Umpqua will consolidate an additional 4 stores in the second quarter of 2019. The Next Gen strategy involves evaluation of possible future consolidations.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Bank's loan and lease portfolio at March 31, 2019 and December 31, 2018.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

Note 7 – Derivatives

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three months ended March 31, 2019 and 2018.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2019, the Bank had commitments to originate mortgage loans held for sale totaling $252.2 million and forward sales commitments of $440.8 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of March 31, 2019, the Bank had 767 interest rate swaps with an aggregate notional amount of $4.3 billion related to this program.  As of December 31, 2018, the Bank had 767 interest rate swaps with an aggregate notional amount of $4.2 billion related to this program.

At March 31, 2019 and December 31, 2018, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.7 million and $12.7 million, respectively.  The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $55.6 million and $36.9 million as of March 31, 2019 and December 31, 2018, respectively.

Umpqua's interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. Umpqua accounts for the variation margin as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative asset and liability. As of March 31, 2019, the variation margin adjustment was a negative adjustment of $73.0 million as compared to a negative adjustment of $32.5 million at December 31, 2018.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. The net CVA decreased the settlement values of the Bank's net derivative assets by $5.5 million and $3.0 million as of March 31, 2019 and December 31, 2018, respectively. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of March 31, 2019 and December 31, 2018:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Interest rate lock commitments	$8,174	$6,757	$—	$—
Interest rate forward sales commitments	28	1	3,226	2,963
Interest rate swaps	75,271	42,276	7,717	12,746
Foreign currency derivatives	617	450	450	273
Total	$84,090	$49,484	$11,393	$15,982

The following table summarizes the types of derivatives and the gains (losses) recorded during the three months ended March 31, 2019 and 2018:

(in thousands)	Three Months Ended
Derivatives not designated as hedging instrument	March 31, 2019	March 31, 2018
Interest rate lock commitments	$1,416	$1,122
Interest rate forward sales commitments	(4,727)	8,244
Interest rate swaps	(2,480)	1,131
Foreign currency derivatives	471	335
Total	$(5,320)	$10,832

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income.

The following table summarizes the derivatives that have a right of offset as of March 31, 2019 and December 31, 2018:

(in thousands)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
March 31, 2019
Derivative Assets
Interest rate swaps	$75,271	$—	$75,271	$(7,717)	$—	$67,554
Foreign currency derivatives	617	—	617	—	—	617
Derivative Liabilities
Interest rate swaps	$7,717	$—	$7,717	$(7,717)	$—	$—
Foreign currency derivatives	450	—	450	—	—	450

December 31, 2018
Derivative Assets
Interest rate swaps	$42,276	$—	$42,276	$(12,746)	$—	$29,530
Foreign currency derivatives	450	—	450	—	—	450
Derivative Liabilities
Interest rate swaps	$12,746	$—	$12,746	$(12,746)	$—	$—
Foreign currency derivatives	273	—	273	—	—	273

Note 8 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the three months ended March 31, 2019 and 2018:

(in thousands, except per share data)	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$74,033	$78,972

Weighted average number of common shares outstanding - basic	220,366	220,370
Effect of potentially dilutive common shares (1)	289	455
Weighted average number of common shares outstanding - diluted	220,655	220,825
EARNINGS PER COMMON SHARE:
Basic	$0.34	$0.36
Diluted	$0.34	$0.36

(1)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

Note 9 – Segment Information

The Company reports four primary segments: Wholesale Bank, Wealth Management, Retail Bank, and Home Lending with the remainder as Corporate and other.

The Wholesale Bank segment includes lending, treasury and cash management services and customer risk management products to middle market corporate, commercial and business banking customers and includes the operations of Financial Pacific Leasing Inc., a commercial leasing company. The Wealth Management segment consists of the operations of Umpqua Investments, which offers a full range of retail brokerage and investment advisory services and products to its clients who consist primarily of individual investors, and Umpqua Private Bank, which serves high net worth individuals with liquid investable assets and provides customized financial solutions and offerings. The Retail Bank segment includes retail and small business lending and deposit services for customers served through the Bank's store network. The Home Lending segment originates, sells and services residential mortgage loans. The Corporate and other segment includes activities that are not directly attributable to one of the four principal lines of business and includes the operations of the parent company, eliminations and the economic impact of certain assets, capital and support functions not specifically identifiable within the other lines of business.

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

The provision for income taxes is allocated to business segments using a 25% effective tax rate. The residual income tax expense or benefit arising from tax planning strategies or other tax attributes to arrive at the consolidated effective tax rate is retained in Corporate and Other.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Three Months Ended March 31, 2019
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$108,278	$6,389	$88,448	$9,945	$24,625	$237,685
Provision for loan and lease losses	11,990	245	1,129	127	193	13,684
Non-interest income	8,841	4,538	15,318	11,392	5,651	45,740
Non-interest expense	54,785	8,814	63,491	28,500	16,002	171,592
Income (loss) before income taxes	50,344	1,868	39,146	(7,290)	14,081	98,149
Provision (benefit) for income taxes	12,586	467	9,786	(1,823)	3,100	24,116
Net income (loss)	$37,758	$1,401	$29,360	$(5,467)	$10,981	$74,033

(in thousands)	Three Months Ended March 31, 2018
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$111,735	$6,003	$79,852	$8,845	$18,546	$224,981
Provision (recapture) for loan and lease losses	13,368	167	361	492	(732)	13,656
Non-interest income	15,729	4,896	15,193	38,408	4,341	78,567
Non-interest expense	54,574	8,768	71,143	32,297	19,331	186,113
Income before income taxes	59,522	1,964	23,541	14,464	4,288	103,779
Provision (benefit) for income taxes	14,880	491	5,885	3,616	(65)	24,807
Net income	$44,642	$1,473	$17,656	$10,848	$4,353	$78,972

(in thousands)	March 31, 2019
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$14,805,830	$563,847	$1,995,984	$3,850,087	$6,139,877	$27,355,625
Total loans and leases	$14,577,704	$549,614	$1,924,224	$3,422,239	$(67,784)	$20,405,997
Total deposits	$3,632,822	$1,099,198	$13,184,058	$279,587	$3,048,229	$21,243,894

(in thousands)	December 31, 2018
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$14,920,507	$536,024	$2,015,263	$3,680,004	$5,787,983	$26,939,781
Total loans and leases	$14,717,512	$521,988	$1,934,602	$3,320,634	$(72,070)	$20,422,666
Total deposits	$3,776,047	$1,068,025	$13,016,976	$219,584	$3,056,854	$21,137,486

Note 10 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of March 31, 2019 and December 31, 2018, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)		March 31, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$902,808	$902,808	$622,637	$622,637
Equity and other investment securities	1,2	63,327	63,327	61,841	61,841
Investment securities available for sale	2	2,894,778	2,894,778	2,977,108	2,977,108
Investment securities held to maturity	3	3,478	4,517	3,606	4,644
Loans held for sale, at fair value	2	240,302	240,302	166,461	166,461
Loans and leases, net	3	20,261,125	20,200,593	20,277,795	20,117,939
Restricted equity securities	1	47,466	47,466	40,268	40,268
Residential mortgage servicing rights	3	158,946	158,946	169,025	169,025
Bank owned life insurance	1	314,303	314,303	313,626	313,626
Derivatives	2,3	84,090	84,090	49,484	49,484
Visa Class B common stock	3	—	117,613	—	99,353
FINANCIAL LIABILITIES:
Deposits	1,2	$21,243,894	$21,239,390	$21,137,486	$21,116,852
Securities sold under agreements to repurchase	2	288,944	288,944	297,151	297,151
Term debt	2	932,420	923,743	751,788	738,107
Junior subordinated debentures, at fair value	3	294,121	294,121	300,870	300,870
Junior subordinated debentures, at amortized cost	3	88,667	75,052	88,724	76,569
Derivatives	2	11,393	11,393	15,982	15,982

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Equity and other investment securities
Investments in mutual funds and other securities	$51,169	$51,169	$—	$—
Equity securities held in rabbi trusts	12,093	12,093	—	—
Other investments securities (1)	65	—	65	—
Investment securities available for sale
U.S. Treasury and agencies	19,789	—	19,789	—
Obligations of states and political subdivisions	305,663	—	305,663	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,569,326	—	2,569,326	—
Loans held for sale, at fair value	240,302	—	240,302	—
Residential mortgage servicing rights, at fair value	158,946	—	—	158,946
Derivatives
Interest rate lock commitments	8,174	—	—	8,174
Interest rate forward sales commitments	28	—	28	—
Interest rate swaps	75,271	—	75,271	—
Foreign currency derivative	617	—	617	—
Total assets measured at fair value	$3,441,443	$63,262	$3,211,061	$167,120
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$294,121	$—	$—	$294,121
Derivatives
Interest rate forward sales commitments	3,226	—	3,226	—
Interest rate swaps	7,717	—	7,717	—
Foreign currency derivative	450	—	450	—
Total liabilities measured at fair value	$305,514	$—	$11,393	$294,121
(1) Other investment securities includes securities held by Umpqua Investments as trading debt securities.

(in thousands)	December 31, 2018
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Equity and other investment securities
Investments in mutual funds and other securities	$50,475	$50,475	$—	$—
Equity securities held in rabbi trusts	10,918	10,918	—	—
Other investments securities (1)	448	—	448	—
Investment securities available for sale
U.S. Treasury and agencies	39,656	—	39,656	—
Obligations of states and political subdivisions	309,171	—	309,171	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,628,281	—	2,628,281	—
Loans held for sale, at fair value	166,461	—	166,461	—
Residential mortgage servicing rights, at fair value	169,025	—	—	169,025
Derivatives
Interest rate lock commitments	6,757	—	—	6,757
Interest rate forward sales commitments	1	—	1	—
Interest rate swaps	42,276	—	42,276	—
Foreign currency derivative	450	—	450	—
Total assets measured at fair value	$3,423,919	$61,393	$3,186,744	$175,782
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$300,870	$—	$—	$300,870
Derivatives
Interest rate forward sales commitments	2,963	—	2,963	—
Interest rate swaps	12,746	—	12,746	—
Foreign currency derivative	273	—	273	—
Total liabilities measured at fair value	$316,852	$—	$15,982	$300,870

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2019, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2019:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant prepayment rate	13.66%
		Discount rate	9.71%
Interest rate lock commitments	Internal pricing model
		Pull-through rate	89.07%
Junior subordinated debentures	Discounted cash flow
		Credit spread	4.51%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the instrument-specific credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of March 31, 2019, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or the forward swap interest rate curve will result in positive fair value adjustments (and decrease the fair value measurement). Conversely, a decrease in the credit risk adjusted spread and/or the forward swap interest rate curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2019 and 2018:

(in thousands)
Three Months Ended March 31,	Beginning Balance	Change included in earnings	Change in fair values included in comprehensive income (loss)	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2019
Residential mortgage servicing rights	$169,025	$(13,966)	$—	$3,887	$—	$158,946	$(11,174)
Interest rate lock commitments, net	6,757	1,697	—	5,399	(5,679)	8,174	8,174
Junior subordinated debentures, at fair value	300,870	4,772	(6,564)	—	(4,957)	294,121	(1,792)

2018
Residential mortgage servicing rights	$153,151	$5,079	$—	$6,530	$—	$164,760	$8,434
Interest rate lock commitments, net	4,752	(1,253)	—	6,433	(4,058)	5,874	5,874
Junior subordinated debentures, at fair value	277,155	3,775	1,683	—	(4,203)	278,410	5,458

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

The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk, accordingly, the unrealized gain on fair value of junior subordinated debentures for the three months ended March 31, 2019 of $6.6 million, is recorded net of tax as an other comprehensive gain of $4.9 million, compared to a loss of $1.7 million, recorded net of tax as an other comprehensive loss of $1.3 million for the three months ended March 31, 2018. The gain recorded in the current quarter was due mostly to an increase in the credit spread.

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

(in thousands)	March 31, 2019
	Total	Level 1	Level 2	Level 3
Loans and leases	$23,084	$—	$—	$23,084
Other real estate owned	135	—	—	135
	$23,219	$—	$—	$23,219

(in thousands)	December 31, 2018
	Total	Level 1	Level 2	Level 3
Loans and leases	$98,696	$—	$—	$98,696
Other real estate owned	7,532	—	—	7,532
	$106,228	$—	$—	$106,228

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2019 and 2018:

(in thousands)	Three Months Ended
	March 31, 2019	March 31, 2018
Loans and leases	$15,496	$14,039
Other real estate owned	59	5
Total loss from nonrecurring measurements	$15,555	$14,044

The following provides a description of the valuation technique and inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis. Unobservable inputs and qualitative information about the unobservable inputs are not presented as the fair value is determined by third-party information. The loans and leases amounts above represent impaired, collateral dependent loans and leases that have been adjusted to fair value.  When we identify a collateral dependent loan or lease as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan or lease, the fair value of collateral is generally estimated by obtaining external appraisals, but in some cases, the value of the collateral may be estimated as having little to no value. If we determine that the value of the impaired loan or lease is less than its recorded investment, we recognize this impairment and adjust the carrying value of the loan or lease to fair value through the allowance for loan and lease losses.  The loss represents charge-offs or impairments on collateral dependent loans and leases for fair value adjustments based on the fair value of collateral.

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019			December 31, 2018
	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$240,302	$231,318	$8,984	$166,461	$160,270	$6,191

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2019, the Company recorded a net increase in fair value of $2.8 million. For the three months ended March 31, 2018, the Company recorded a net decrease in fair value of $306,000.

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

Note 11 – Leases

The Bank leases store locations, corporate office space, and equipment under non-cancelable leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We rent or sublease certain real estate to third parties. Our sublease portfolio consists of operating leases of mainly former store locations or excess space in store or corporate facilities.

The following table presents the balance sheet information related to leases as of March 31, 2019:

(in thousands)
Leases	March 31, 2019
Operating lease right-of-use assets	$109,807
Operating lease liabilities	$118,520

The following table presents the components of lease expense for the three months ended March 31, 2019:

(in thousands)	Three Months Ended
Lease Costs	March 31, 2019
Operating lease costs	$8,126
Short-term lease costs	267
Variable lease costs	2
Sublease income	(787)
Net lease costs	$7,608

Prior to the adoption of ASU 2016-02, rent expense for the three months ended March 31, 2018 was $9.6 million and was partially offset by rent income of $684,000.

The following table presents the supplemental cash flow information related to leases for the three months ended March 31, 2019:

(in thousands)	Three Months Ended
Cash Flows	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,244
Right of use assets obtained in exchange for new operating lease liabilities	$1,554

The following table presents the maturities of lease liabilities as of March 31, 2019:

(in thousands)
Year	Operating Leases
Remainder of 2019	$23,266
2020	26,824
2021	20,969
2022	15,852
2023	11,924
Thereafter	35,806
Total lease payments	134,641
Less: imputed interest	(16,121)
Present value of lease liabilities	$118,520

The following table presents the operating lease term and discount rate for the three months ended March 31, 2019:

(in thousands)	Three Months Ended
March 31, 2019
Weighted-average remaining lease term (years)	7.0
Weighted-average discount rate	3.71%

The following table sets forth, as of December 31, 2018, the future minimum lease payments under non-cancelable leases and future minimum income receivable under non-cancelable operating subleases:

(in thousands)
Year	Leases Payments	Subleases Income
2019	$33,948	$2,851
2020	29,535	2,711
2021	23,898	2,333
2022	18,250	1,718
2023	14,100	1,337
Thereafter	37,963	3,477
Total	$157,694	$14,427

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends" and "forecast," and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds; the Company's liquidity position; Next Gen initiatives; investments in data, analytics, technology, training and marketing; our securities portfolio; loan sales; adequacy of our allowance for loan and lease losses and reserve for unfunded commitments; provision for loan and lease losses; impaired loans and future losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including mortgage servicing rights values and sensitivity analyses; tax rates and the effect of accounting pronouncements. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:

•	our ability to successfully implement and sustain information technology product and system enhancements and operational initiatives;

•	our ability to attract new deposits and loans and leases;

•	our ability to retain deposits during store consolidations;

•	demand for financial services in our market areas;

•	competitive market pricing factors;

•	our ability to effectively develop and implement new technology;

•	deterioration in economic conditions that could result in increased loan and lease losses, especially those risks associated with concentrations in real estate related loans;

•	market interest rate volatility;

•	prolonged low interest rate environments;

•	compression of our net interest margin;

•	stability and cost of funding sources;

•	continued availability of borrowings and other funding sources such as brokered and public deposits;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could increase expenses or restrict growth;

•	our ability to recruit and retain key management and staff;

•	availability of, and competition for, acquisition opportunities;

•	risks associated with merger and acquisition integration;

•	significant decline in the market value of the Company that could result in an impairment of goodwill;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on the Bank's ability to pay dividends to the Company;

•	financial services reform and the impact of legislation and implementing regulations on our business operations, including our compliance costs, interest expense, and revenue;

•	a breach or failure of our operational or security systems, or those of our third-party vendors, including as a result of cyber-attacks; and

•	competition, including from financial technology companies.

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

Executive Overview

Significant items for the three months ended March 31, 2019 were as follows:

Financial Performance

•	Net income per diluted common share was $0.34 for the three months ended March 31, 2019 compared to $0.36 for the three months ended March 31, 2018.

•
Net interest margin, on a tax equivalent basis, was 4.03% for the three months ended March 31, 2019 as compared to 4.00% for the three months ended March 31, 2018.  The increase in net interest margin for the three months ended March 31, 2019, compared to the same period in the prior year, was driven by higher average yields on the loan and lease portfolio, taxable securities, and loans held for sale, offset by an increase in the cost of interest-bearing liabilities.

•
Residential mortgage banking revenue was $11.2 million for the three months ended March 31, 2019 as compared to $38.4 million for the three months ended March 31, 2018.  The decrease for the three month period was primarily driven by a loss on fair value of the MSR asset of $14.0 million, as compared to a gain of $5.1 million for the same period in 2018. For-sale mortgage origination volume decreased 29% as compared to the same period in the prior year, and gain on sale margin decreased to 2.95% for the three months ended March 31, 2019, compared to 3.32% in the same period of the prior year.

•
Total gross loans and leases were $20.4 billion as of March 31, 2019, a decrease of $16.7 million, as compared to December 31, 2018.  The decrease is due to the timing of commercial and corporate loan closings as well as an increase in payoffs of our commercial real estate portfolio which offset new loan production.

•
Total deposits were $21.2 billion as of March 31, 2019, an increase of $106.4 million, compared to December 31, 2018.  This increase was primarily attributable to growth in time deposits during the period, partially offset by lower non-interest bearing demand deposits and money market balances.

•
Total consolidated assets were $27.4 billion as of March 31, 2019, compared to $26.9 billion at December 31, 2018. The increase was due, in part, to the addition of the operating lease right of use assets recorded as of March 31, 2019 as a result of the application of the new lease standard, ASC 842.

Credit Quality

•
Non-performing assets decreased to $86.5 million, or 0.32% of total assets, as of March 31, 2019, as compared to $98.2 million, or 0.36% of total assets, as of December 31, 2018.  Non-performing loans were $76.0 million, or 0.37% of total loans, as of March 31, 2019, as compared to $87.3 million, or 0.43% of total loans, as of December 31, 2018.

•
The provision for loan and lease losses was $13.7 million for both the three months ended March 31, 2019 and March 31, 2018. As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three months ended March 31, 2019 was 0.27% as compared to 0.29% for the same period in 2018.

Capital and Growth Initiatives

•
The Company's total risk based capital was 13.6% and its Tier 1 common to risk weighted assets ratio was 10.8% as of March 31, 2019. As of December 31, 2018, the Company's total risk based capital ratio was 13.5% and its Tier 1 common to risk weighted assets ratio was 10.7%.

•	Cash dividends declared in the first quarter of 2019 were $0.21 per common share, an increase of 5% from the comparable period of the prior year's cash dividend of $0.20 per common share.

•
We continue to make progress on "Umpqua Next Gen," an initiative started in late 2017 designed to modernize and evolve the Bank. We focused on operational excellence, balanced growth and human digital programs in 2018. During the three months ended March 31, 2019, Umpqua consolidated 11 stores and sold an additional 4 stores, as part of this initiative. We plan to use the savings generated from store consolidations to reinvest in technology, data and analytics, new customer-focused technologies (like Umpqua Go-To), associate training, a re-designed corporate website, digital marketing efforts, and new online account origination capabilities.

Summary of Critical Accounting Policies

Our critical accounting policies are described in detail in the Summary of Critical Accounting Policies section of the Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company’s critical accounting policies include the allowance for loan and lease losses and reserve for unfunded commitments, residential mortgage servicing rights, valuation of goodwill, and fair value. There have been no material changes to the valuation techniques or models during the three months ended March 31, 2019.

Results of Operations

Overview

For the three months ended March 31, 2019, net income was $74.0 million, or $0.34 per diluted common share as compared to net income of $79.0 million, or $0.36 per diluted common share for the three months ended March 31, 2018. The decrease in net income for the three months ended March 31, 2019 compared to the same period of the prior year was attributable to a decrease in non-interest income, offset by a decrease in non-interest expense and an increase in net interest income. The decrease in non-interest income was primarily due to a decrease in residential mortgage banking revenue driven by a loss on fair value change of the MSR asset. The decrease in non-interest expense was driven by lower salaries and benefits expense, resulting from the Company's operational excellence initiatives, a reduction in consulting fees, as well as lower occupancy and equipment expense resulting from the reduction in the number of store locations. The increase in net interest income was driven primarily by higher average yields on interest-earning assets, specifically within the loan and lease portfolio and taxable securities, offset by a higher cost of funds, due to a rising rate environment.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three months ended March 31, 2019 and 2018. For each of the periods presented, the table includes the calculated ratios based on reported net income. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)	Three Months Ended
	March 31, 2019	March 31, 2018
Return on average assets	1.12%	1.25%
Return on average common shareholders' equity	7.34%	8.06%
Return on average tangible common shareholders' equity	13.17%	14.84%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$4,091,174	$3,974,788
Less: average goodwill and other intangible assets, net	(1,811,007)	(1,817,068)
Average tangible common shareholders' equity	$2,280,167	$2,157,720

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of March 31, 2019 and December 31, 2018:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	March 31, 2019	December 31, 2018
Total shareholders' equity	$4,112,326	$4,056,442
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	22,560	23,964
Tangible common shareholders' equity	$2,302,115	$2,244,827
Total assets	$27,355,625	$26,939,781
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	22,560	23,964
Tangible assets	$25,545,414	$25,128,166
Tangible common equity ratio	9.01%	8.93%

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

Net Interest Income

Net interest income for the three months ended March 31, 2019 was $237.7 million, an increase of $12.7 million compared to the same period in 2018. The increase in net interest income for the three months ended March 31, 2019 as compared to the same period in 2018, was driven by growth in interest-earning assets, specifically the loan and lease portfolio, reflecting strong growth during the period, along with higher average yields on loans and leases, taxable securities, and loans held for sale related to higher interest rates during the period. The increase was partially offset by increased volumes of interest-bearing liabilities and an increase in the average cost of funds due to competitive pricing in an increasing rate environment.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 4.03% for the three months ended March 31, 2019, an increase of 3 basis points as compared to the same period in 2018. The increase in net interest margin for the three month ended March 31, 2019, primarily resulted from higher average yields on the loan and lease portfolio, loans held for sale, and taxable investments, offset by an increase in the cost of interest-bearing liabilities. The yield on loans and leases increased by 26 basis points for the three months ended March 31, 2019, as compared to the same period in 2018. The cost of interest bearing liabilities increased 49 basis points for the three months ended March 31, 2019, as compared to the same period in 2018.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2019 and 2018:

Average Rates and Balances

(dollars in thousands)	Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$187,656	$2,790	5.95%	$267,231	$2,815	4.21%
Loans and leases (1)	20,388,988	255,957	5.06%	19,089,713	226,673	4.80%
Taxable securities	2,757,644	20,473	2.96%	2,793,449	16,167	2.31%
Non-taxable securities (2)	287,366	2,580	3.59%	286,603	2,640	3.68%
Temporary investments and interest-bearing cash	153,347	925	2.44%	303,670	1,164	1.55%
Total interest-earning assets	23,775,001	$282,725	4.79%	22,740,666	$249,459	4.43%
Other assets	3,036,620			2,885,203
Total assets	$26,811,621			$25,625,869
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,319,718	$2,640	0.46%	$2,323,232	$1,210	0.21%
Money market deposits	6,391,721	11,017	0.70%	6,908,067	5,713	0.34%
Savings deposits	1,488,530	270	0.07%	1,463,058	163	0.05%
Time deposits	4,104,356	20,167	1.99%	2,798,608	8,524	1.24%
Total interest-bearing deposits	14,304,325	34,094	0.97%	13,492,965	15,610	0.47%
Repurchase agreements and federal funds purchased	371,336	810	0.88%	303,059	63	0.08%
Term debt	793,797	3,683	1.88%	802,297	3,361	1.70%
Junior subordinated debentures	389,103	5,987	6.24%	373,438	4,932	5.36%
Total interest-bearing liabilities	15,858,561	$44,574	1.14%	14,971,759	$23,966	0.65%
Non-interest-bearing deposits	6,505,615			6,450,364
Other liabilities	356,271			228,958
Total liabilities	22,720,447			21,651,081
Common equity	4,091,174			3,974,788
Total liabilities and shareholders' equity	$26,811,621			$25,625,869
NET INTEREST INCOME		$238,151			$225,493
NET INTEREST SPREAD			3.65%			3.78%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			4.03%			4.00%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $466,000 for the three months ended March 31, 2019 as compared to $512,000 for the same period in 2018.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2019 as compared to the same period in 2018. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)	Three Months Ended March 31,
	2019 compared to 2018
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(827)	$802	$(25)
Loans and leases	15,706	13,578	29,284
Taxable securities	(201)	4,507	4,306
Non-taxable securities (1)	7	(67)	(60)
Temporary investments and interest bearing cash	(576)	337	(239)
Total (1)	14,109	19,157	33,266
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	(2)	1,432	1,430
Money market deposits	(427)	5,731	5,304
Savings deposits	3	104	107
Time deposits	3,977	7,666	11,643
Repurchase agreements	296	451	747
Term debt	(36)	358	322
Junior subordinated debentures	207	848	1,055
Total	4,018	16,590	20,608
Net increase in net interest income (1)	$10,091	$2,567	$12,658

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $13.7 million for both the three months ended March 31, 2019 and March 31, 2018. The balance remained unchanged from the prior period, primarily due to improvement in the asset quality of the loan and lease portfolio, offset by an increase in charge-offs during the period. As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three months ended March 31, 2019 was 0.27% as compared to 0.29% for the same period in 2018.

For the three months ended March 31, 2019, net charge-offs were $13.7 million or 0.27% of average loans and leases (annualized), as compared to $12.3 million or 0.26% of average loans and leases (annualized), for the three months ended March 31, 2018. The majority of net charge-offs relate to losses realized in the lease and equipment finance portfolio, which is included in the commercial loan portfolio.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral-dependent loans.  Therefore, the non-accrual loans of $44.6 million as of March 31, 2019 have been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended March 31, 2019 was $45.7 million, a decrease of $32.8 million, or 42%, as compared to the same period in 2018. The following table presents the key components of non-interest income for the three months ended March 31, 2019 and 2018:

Non-Interest Income

(in thousands)	Three Months Ended
	March 31,
	2019	2018	Change Amount	Change Percent
Service charges on deposits	$15,278	$14,995	$283	2%
Brokerage revenue	3,810	4,194	(384)	(9)%
Residential mortgage banking revenue, net	11,231	38,438	(27,207)	(71)%
Unrealized holding gains on equity securities	695	—	695	nm
Gain on loan sales, net	769	1,230	(461)	(37)%
BOLI income	2,168	2,070	98	5%
Other income	11,789	17,640	(5,851)	(33)%
Total	$45,740	$78,567	$(32,827)	(42)%
nm = Not Meaningful

Residential mortgage banking revenue for the three months ended March 31, 2019 as compared to the same period of 2018 decreased by $27.2 million. The decrease for the three month period was primarily driven by a loss on fair value of the MSR asset of $14.0 million as compared to a gain on fair value of $5.1 million for the same period in 2018. In addition, the closed loans for sale volume decreased 29% due to a slowdown in refinance activity, as well as a decrease in the gain on sale margin to 2.95% for the three months ended March 31, 2019, compared to 3.32% in the same period of the prior year.

Other income for the three months ended March 31, 2019 compared to the same period in the prior year decreased by $5.9 million. The decrease was related to the debt capital market swap fee revenue decrease of $2.9 million due to timing of production, as well as a decrease of $3.6 million in the swap derivative value attributable to the decrease in long-term interest rates during the quarter.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2019 was $171.6 million, a decrease of $14.5 million or 8% as compared to the same period in 2018. The following table presents the key elements of non-interest expense for the three months ended March 31, 2019 and 2018:

Non-Interest Expense

(in thousands)	Three Months Ended
	March 31,
	2019	2018	Change Amount	Change Percent
Salaries and employee benefits	$100,658	$106,551	$(5,893)	(6)%
Occupancy and equipment, net	36,245	38,661	(2,416)	(6)%
Communications	4,220	4,433	(213)	(5)%
Marketing	2,726	1,800	926	51%
Services	12,210	15,061	(2,851)	(19)%
FDIC assessments	2,942	4,480	(1,538)	(34)%
Gain on other real estate owned, net	(51)	(38)	(13)	34%
Intangible amortization	1,404	1,541	(137)	(9)%
Other expenses	11,238	13,624	(2,386)	(18)%
Total	$171,592	$186,113	$(14,521)	(8)%

Salaries and employee benefits decreased by $5.9 million for the three months ended March 31, 2019 as compared to the same period in the prior year. The decrease in salaries and employee benefits for the three months ended March 31, 2019, is primarily related to lower compensation, incentives, and payroll taxes, resulting from the Company's operational efficiency initiatives as well as lower variable compensation for mortgage originations.

Occupancy and equipment expense decreased by $2.4 million for the three months ended March 31, 2019 as compared to the same period in the prior year resulting from the reduction in the number of store locations.

Services expense decreased by $2.9 million for the three months ended March 31, 2019 as compared to the same period in the prior year, primarily related to lower consulting fees to assist with the identification and implementation of organizational simplification and efficiencies in the same period of the prior year.

FDIC assessments decreased by $1.5 million due to the discontinuation of the large-institution surcharge that had been included in the assessment in the prior period.

Other non-interest expense decreased by $2.4 million for the three months ended March 31, 2019 as compared to the same period in the prior year. The decrease is related to a decrease in exit and disposal costs during the three months ended March 31, 2019.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three months ended March 31, 2019 was 24.6%, as compared to 23.9% for the three months ended March 31, 2018. The effective tax rates differed from the federal statutory rate of 21% and the apportioned state rate of 6% (net of the federal tax benefit) principally because of the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, non-deductible FDIC premiums and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Equity and other securities were $63.3 million at March 31, 2019, up from $61.8 million at December 31, 2018.

Investment securities available for sale were $2.9 billion as of March 31, 2019, compared to $3.0 billion at December 31, 2018.  The decrease was due to sales and paydowns of $119.4 million, partially offset by an increase of $33.3 million in fair value of investment securities available for sale and purchases of $6.0 million of investment securities.

Investment securities held to maturity were $3.5 million as of March 31, 2019, comparable to $3.6 million at December 31, 2018. The change relates to paydowns and maturities of investment securities held to maturity.

The following tables present the available for sale and held to maturity investment securities portfolio by major type as of March 31, 2019 and December 31, 2018:

 Investment Securities Composition

(dollars in thousands)	Investment Securities Available for Sale
	March 31, 2019		December 31, 2018
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$19,789	1%	$39,656	1%
Obligations of states and political subdivisions	305,663	10%	309,171	10%
Residential mortgage-backed securities and collateralized mortgage obligations	2,569,326	89%	2,628,281	89%
Total	$2,894,778	100%	$2,977,108	100%

(dollars in thousands)	Investment Securities Held to Maturity
	March 31, 2019		December 31, 2018
	Amortized Cost	%	Amortized Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$3,478	100%	$3,606	100%
Total	$3,478	100%	$3,606	100%

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

Gross unrealized losses in the available for sale investment portfolio were $48.2 million at March 31, 2019.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $47.3 million. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers or the underlying collateral. In the opinion of management, these securities are considered only temporarily impaired due to these changes in market interest rates.

Restricted Equity Securities

Restricted equity securities were $47.5 million at March 31, 2019 and $40.3 million at December 31, 2018, the majority of which represents the Bank's investment in the FHLB of Des Moines. The increase is attributable to purchases of FHLB stock during the quarter due to additional borrowing activity. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Loans and Leases

Loans and Leases, net

Total loans and leases outstanding at March 31, 2019 were $20.4 billion, a decrease of $16.7 million as compared to December 31, 2018. The decrease is attributable to charge-offs of $17.2 million, loans sold of $15.1 million and a decrease of $8.8 million in GMNA loans, partially offset by net new loan and lease originations of $23.9 million.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of March 31, 2019 and December 31, 2018.

Loan and Lease Concentrations

(dollars in thousands)	March 31, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,476,972	17.0%	$3,573,065	17.5%
Owner occupied term, net	2,449,648	12.0%	2,480,371	12.1%
Multifamily, net	3,302,936	16.2%	3,304,763	16.2%
Construction & development, net	686,107	3.4%	736,254	3.6%
Residential development, net	205,963	1.0%	196,890	1.0%
Commercial
Term, net	2,185,322	10.7%	2,232,923	10.9%
Lines of credit & other, net	1,229,092	6.0%	1,169,525	5.7%
Leases & equipment finance, net	1,378,686	6.8%	1,330,155	6.5%
Residential
Mortgage, net	3,768,955	18.5%	3,635,073	17.8%
Home equity loans & lines, net	1,170,252	5.7%	1,176,477	5.8%
Consumer & other, net	552,064	2.7%	587,170	2.9%
Total, net of deferred fees and costs	$20,405,997	100.0%	$20,422,666	100.0%

Asset Quality and Non-Performing Assets

Non-Performing Assets

The following table summarizes our non-performing assets and restructured loans as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	March 31, 2019	December 31, 2018
Loans and leases on non-accrual status	$44,586	$50,823
Loans and leases past due 90 days or more and accruing (1)	31,424	36,444
Total non-performing loans and leases	76,010	87,267
Other real estate owned	10,488	10,958
Total non-performing assets	$86,498	$98,225
Restructured loans (2)	$15,726	$13,924
Allowance for loan and lease losses	$144,872	$144,871
Reserve for unfunded commitments	4,654	4,523
Allowance for credit losses	$149,526	$149,394
Asset quality ratios:
Non-performing assets to total assets	0.32%	0.36%
Non-performing loans and leases to total loans and leases	0.37%	0.43%
Allowance for loan and leases losses to total loans and leases	0.71%	0.71%
Allowance for credit losses to total loans and leases	0.73%	0.73%
Allowance for credit losses to total non-performing loans and leases	197%	171%

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $158,000 and $8.9 million at March 31, 2019 and December 31, 2018, respectively.

(2)	Represents accruing restructured loans performing according to their restructured terms.

The purchased non-credit impaired loans had remaining discount that is expected to accrete into interest income over the life of the loans of $22.0 million and $24.7 million, as of March 31, 2019 and December 31, 2018, respectively. The purchased credit impaired loan pools had remaining discounts of $23.4 million and $24.9 million, as of March 31, 2019 and December 31, 2018, respectively.

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

Restructured Loans

At March 31, 2019 and December 31, 2018, impaired loans of $15.7 million and $13.9 million, respectively, were classified as performing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a new restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $144.9 million at both March 31, 2019 and December 31, 2018. The following table shows the activity in the ALLL for the three months ended March 31, 2019 and 2018:

Allowance for Loan and Lease Losses

(dollars in thousands)	Three Months Ended
	March 31, 2019	March 31, 2018
Balance, beginning of period	$144,871	$140,608
Charge-offs	(17,152)	(15,812)
Recoveries	3,469	3,481
Net charge-offs	(13,683)	(12,331)
Provision for loan and lease losses	13,684	13,656
Balance, end of period	$144,872	$141,933
As a percentage of average loans and leases (annualized):
Net charge-offs	0.27%	0.26%
Provision for loan and lease losses	0.27%	0.29%
Recoveries as a percentage of charge-offs	20.23%	22.01%

The increase in allowance for loan and lease losses as of March 31, 2019 compared to the same period of the prior year was primarily attributable to growth in the loan and lease portfolio. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans in each category to total loans and leases as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	March 31, 2019		December 31, 2018
	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$47,841	49.6%	$47,904	50.4%
Commercial	64,370	23.5%	63,957	23.1%
Residential	22,173	24.2%	22,034	23.6%
Consumer & other	10,488	2.7%	10,976	2.9%
Allowance for loan and lease losses	$144,872		$144,871

At March 31, 2019, the recorded investment in loans classified as impaired totaled $37.1 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $139,000.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2018, the total recorded investment in impaired loans was $42.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $180,000.

The following table presents a summary of activity in the RUC:

Summary of Reserve for Unfunded Commitments Activity

(in thousands)	Three months ended
	March 31, 2019	March 31, 2018
Balance, beginning of period	$4,523	$3,963
Net charge to other expense	131	166
Balance, end of period	$4,654	$4,129

We believe that the ALLL and RUC at March 31, 2019 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Residential Mortgage Servicing Rights

The following table presents the key elements of our residential mortgage servicing rights portfolio for the three months ended March 31, 2019 and 2018:

Summary of Residential Mortgage Servicing Rights

(in thousands)	Three Months Ended
	March 31, 2019	March 31, 2018
Balance, beginning of period	$169,025	$153,151
Additions for new MSR capitalized	3,887	6,530
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(8,874)	14,933
Other (2)	(5,092)	(9,854)
Balance, end of period	$158,946	$164,760

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

Information related to our residential serviced loan portfolio as of March 31, 2019 and December 31, 2018 was as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Balance of loans serviced for others	$15,902,587	$15,978,885
MSR as a percentage of serviced loans	1.00%	1.06%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue.

Goodwill and Other Intangible Assets

At March 31, 2019 and December 31, 2018, we had goodwill of $1.8 billion.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. There were no changes to goodwill during the three months ended March 31, 2019.

At March 31, 2019, we had other intangible assets of $22.6 million, compared to $24.0 million at December 31, 2018.   As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which include all deposits except certificates of deposit, are recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten year life. The decrease from December 31, 2018 relates to the amortization of the other intangible assets of $1.4 million for the three months ended March 31, 2019.

Deposits

Total deposits were $21.2 billion at March 31, 2019, an increase of $106.4 million, as compared to December 31, 2018. The increase is attributable to growth in time deposits in addition to an increase in non-interest bearing demand and savings, partially offset by lower money market balances attributable to planned public and brokered funds run-off.

The following table presents the deposit balances by major category as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	March 31, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
Non-interest bearing demand	$6,495,562	31%	$6,667,467	32%
Interest bearing demand	2,341,441	11%	2,340,471	11%
Money market	6,469,286	30%	6,645,390	31%
Savings	1,479,509	7%	1,492,685	7%
Time, $100,000 or greater	3,340,140	16%	2,947,084	14%
Time, less than $100,000	1,117,956	5%	1,044,389	5%
Total	$21,243,894	100%	$21,137,486	100%

The Company's brokered deposits totaled $1.7 billion at March 31, 2019, compared to $1.4 billion at December 31, 2018.  The increase in brokered deposits serves to support our on-balance-sheet liquidity position.

Borrowings

At March 31, 2019, the Bank had outstanding $288.9 million of securities sold under agreements to repurchase, a decrease of $8.2 million from December 31, 2018. At both March 31, 2019 and December 31, 2018, there were no outstanding federal funds purchased balances. The Bank had outstanding term debt consisting of advances from the FHLB of $932.4 million at March 31, 2019, which increased $180.6 million from December 31, 2018. The FHLB advances are secured by investment securities and loans secured by real estate. The FHLB advances have fixed interest rates ranging from 1.40% to 7.10% and mature in 2019 through 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $382.8 million and $389.6 million at March 31, 2019 and December 31, 2018, respectively.  The decrease is due to the change in fair value for the junior subordinated debentures elected to be carried at fair value. As of March 31, 2019, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 7% of total deposits at March 31, 2019 and 9% of total deposits at December 31, 2018. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $7.3 billion at March 31, 2019, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $695.9 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at March 31, 2019. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $61.5 million of dividends paid by the Bank to the Company in the three months ended March 31, 2019.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $53.6 million during the three months ended March 31, 2019, with the difference between cash used in operating activities and net income consisting of originations of loans held for sale of $487.1 million, the net increase in other assets of $57.0 million and net decrease in other liabilities of $28.9 million, offset by proceeds from the sale of loans held for sale of $428.3 million. This compares to net cash provided by operating activities of $69.0 million during the three months ended March 31, 2018, with the difference between cash provided by operating activities and net income largely consisting of originations of loans held for sale of $687.2 million, offset by proceeds from the sale of loans held for sale of $660.0 million.

Net cash of $53.5 million provided by investing activities during the three months ended March 31, 2019, consisted principally of redemption of restricted equity securities of $198.2 million and proceeds from investment securities available for sale of $119.4 million, offset by purchases of restricted equity securities of $205.4 million, and net cash paid in divestiture of a store of $44.6 million.  This compares to net cash of $236.2 million used in investing activities during the three months ended March 31, 2018, which consisted principally of net loan originations of $276.5 million, purchases of investment securities available for sale of $89.1 million, offset by proceeds from investment securities available for sale of $107.9 million and proceeds from the sale of loans and leases of $21.6 million.

Net cash of $280.2 million provided by financing activities during the three months ended March 31, 2019 primarily consisted of proceeds from term debt borrowings of $230.7 million and $155.9 million net increase in deposits, offset by $50.0 million repayment of term debt and $46.3 million of dividends paid on common stock. This compares to net cash of $102.1 million provided by financing activities during the three months ended March 31, 2018, which consisted primarily of $158.8 million net increase in deposits and proceeds from term debt borrowings of $50.0 million, offset by $50.5 million repayment of term debt and $39.6 million in dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2019, it is possible that our deposit growth for 2019 may not be maintained at previous levels due to pricing pressure or store consolidations. In addition, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at March 31, 2019 was $4.1 billion, an increase of $55.9 million from December 31, 2018. The increase in shareholders' equity during the three months ended March 31, 2019 was principally due to net income and other comprehensive income for the period, offset by declared common dividends.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2019 and 2018:

Cash Dividends and Payout Ratios per Common Share

	Three months ended
	March 31, 2019	March 31, 2018
Dividend declared per common share	$0.21	$0.20
Dividend payout ratio	62%	56%

As of March 31, 2019, a total of 10.2 million shares are available for repurchase under the Company's current share repurchase plan. During the three months ended March 31, 2019, no shares were repurchased under this plan. The Board of Directors approved an extension of the repurchase plan to July 31, 2019. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III") at March 31, 2019 and December 31, 2018:

(dollars in thousands)	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,944,155	13.59%	$1,733,449	8.00%	$2,166,811	10.00%
Umpqua Bank	$2,785,070	12.87%	$1,731,181	8.00%	$2,163,976	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,343,629	10.82%	$1,300,087	6.00%	$1,733,449	8.00%
Umpqua Bank	$2,635,583	12.18%	$1,298,386	6.00%	$1,731,181	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,343,629	10.82%	$975,065	4.50%	$1,408,427	6.50%
Umpqua Bank	$2,635,583	12.18%	$973,789	4.50%	$1,406,585	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,343,629	9.37%	$1,000,546	4.00%	$1,250,682	5.00%
Umpqua Bank	$2,635,583	10.54%	$999,753	4.00%	$1,249,691	5.00%
As of December 31, 2018
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,916,143	13.51%	$1,727,280	8.00%	$2,159,100	10.00%
Umpqua Bank	$2,765,748	12.83%	$1,724,757	8.00%	$2,155,946	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,315,750	10.73%	$1,295,460	6.00%	$1,727,280	8.00%
Umpqua Bank	$2,616,456	12.14%	$1,293,568	6.00%	$1,724,757	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,315,750	10.73%	$971,595	4.50%	$1,403,415	6.50%
Umpqua Bank	$2,616,456	12.14%	$970,176	4.50%	$1,401,365	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,315,750	9.31%	$994,905	4.00%	$1,243,631	5.00%
Umpqua Bank	$2,616,456	10.53%	$994,268	4.00%	$1,242,835	5.00%

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of March 31, 2019.

No change in our internal controls occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in our Form 10-K for the year ended December 31, 2018.   These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes from the risk factors described in our Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2019:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/19 - 1/31/19	24,878	$17.68	—	10,155,429
2/1/19 - 2/28/19	57,430	$17.79	—	10,155,429
3/1/19 - 3/31/19	25,780	$17.73	—	10,155,429
Total for quarter	108,088	$17.75	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 108,088 shares to be issued upon vesting of restricted stock awards to pay withholding taxes. During the three months ended March 31, 2019, no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2019. As of March 31, 2019, a total of 10.2 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

Item 3.            Defaults upon Senior Securities

Not applicable

Item 4.            Mine Safety Disclosures

Not applicable

Item 5.            Other Information

Not applicable

Item 6.            Exhibits

Exhibit #	Description

3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1	Second Amendment to Employment Agreement with Ron Farnsworth dated effective January 1, 2019 (incorporated by reference to Exhibit 10.3.b to Form 10-K filed February 21, 2019)

10.2	Second Amendment to Employment Agreement with Tory Nixon dated effective January 1, 2019 (incorporated by reference to Exhibit 10.4.b to Form 10-K filed February 21, 2019)

10.3	Third Amendment to Employment Agreement with David Shotwell dated effective January 1, 2019 (incorporated by reference to Exhibit 10.5.a to Form 10-K filed February 21, 2019)

10.4	First Amendment to Employment Agreement with Andrew Ognall dated effective January 1, 2019 (incorporated by reference to Exhibit 10.11.a to Form 10-K filed February 21, 2019)

10.5	Second Amendment to Employment Agreement with Neal McLaughlin dated effective January 1, 2019 (incorporated by reference to Exhibit 10.12.b to Form 10-K filed February 21, 2019)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	May 3, 2019	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	May 3, 2019	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	May 3, 2019	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer