Form 10-Q
period 2019-06-30
UMPQUA HOLDINGS CORP
filed 2019-08-06
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	June 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
☒   Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer
 ☐   Smaller reporting company  ☐  Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:
Common stock, no par value: 220,199,367 shares outstanding as of July 31, 2019

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks (restricted cash of $58,911 and $37,408)	$342,508	$335,419
Interest bearing cash and temporary investments (restricted cash of $2,953 and $1,232)	691,283	287,218
Total cash and cash equivalents	1,033,791	622,637
Investment securities
Equity and other, at fair value	66,358	61,841
Available for sale, at fair value	2,698,398	2,977,108
Held to maturity, at amortized cost	3,416	3,606
Loans held for sale, at fair value	356,645	166,461
Loans and leases	20,953,371	20,422,666
Allowance for loan and lease losses	(151,069)	(144,871)
Net loans and leases	20,802,302	20,277,795
Restricted equity securities	43,063	40,268
Premises and equipment, net	210,285	227,423
Operating lease right-of-use assets	112,752	—
Goodwill	1,787,651	1,787,651
Other intangible assets, net	21,155	23,964
Residential mortgage servicing rights, at fair value	139,780	169,025
Other real estate owned	8,423	10,958
Bank owned life insurance	316,435	313,626
Other assets	385,621	257,418
Total assets	$27,986,075	$26,939,781
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$6,771,087	$6,667,467
Interest bearing	15,047,926	14,470,019
Total deposits	21,819,013	21,137,486
Securities sold under agreements to repurchase	308,052	297,151
Term debt	821,712	751,788
Junior subordinated debentures, at fair value	277,028	300,870
Junior subordinated debentures, at amortized cost	88,610	88,724
Operating lease liabilities	121,742	—
Deferred tax liability, net	57,757	25,846
Other liabilities	263,654	281,474
Total liabilities	23,757,568	22,883,339
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2019 and 2018; issued and outstanding: 220,498,684 in 2019 and 220,255,039 in 2018	3,514,391	3,512,874
Retained earnings	695,003	602,482
Accumulated other comprehensive income (loss)	19,113	(58,914)
Total shareholders' equity	4,228,507	4,056,442
Total liabilities and shareholders' equity	$27,986,075	$26,939,781

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
INTEREST INCOME
Interest and fees on loans and leases	$264,110	$242,123	$522,857	$471,611
Interest and dividends on investment securities:
Taxable	10,287	8,499	30,243	24,198
Exempt from federal income tax	1,921	2,057	4,035	4,185
Dividends	574	433	1,091	901
Interest on temporary investments and interest bearing deposits	4,708	2,080	5,633	3,244
Total interest income	281,600	255,192	563,859	504,139
INTEREST EXPENSE
Interest on deposits	43,591	21,259	77,685	36,869
Interest on securities sold under agreement to repurchase and federal funds purchased	403	155	1,213	218
Interest on term debt	4,563	3,478	8,246	6,839
Interest on junior subordinated debentures	5,881	5,400	11,868	10,332
Total interest expense	54,438	30,292	99,012	54,258
Net interest income	227,162	224,900	464,847	449,881
PROVISION FOR LOAN AND LEASE LOSSES	19,352	13,319	33,036	26,975
Net interest income after provision for loan and lease losses	207,810	211,581	431,811	422,906
NON-INTEREST INCOME
Service charges on deposits	15,953	15,520	31,231	30,515
Brokerage revenue	3,980	4,161	7,790	8,355
Residential mortgage banking revenue, net	9,529	33,163	20,760	71,601
(Loss) gain on sale of debt securities, net	(7,186)	14	(7,186)	14
Gain (loss) on equity securities, net	82,607	(1,432)	83,302	(1,432)
Gain on loan and lease sales, net	3,333	1,348	4,102	2,578
BOLI income	2,093	2,060	4,261	4,130
Other income	11,514	16,817	23,303	34,457
Total non-interest income	121,823	71,651	167,563	150,218
NON-INTEREST EXPENSE
Salaries and employee benefits	104,049	113,340	204,707	219,891
Occupancy and equipment, net	36,032	37,584	72,277	76,245
Communications	3,906	4,447	8,126	8,880
Marketing	4,312	3,088	7,038	4,888
Services	13,227	16,627	25,437	31,688
FDIC assessments	2,837	4,692	5,779	9,172
Loss (gain) on other real estate owned, net	2,678	(92)	2,627	(130)
Intangible amortization	1,405	1,542	2,809	3,083
Other expenses	11,969	14,344	23,207	27,968
Total non-interest expense	180,415	195,572	352,007	381,685
Income before provision for income taxes	149,218	87,660	247,367	191,439
Provision for income taxes	37,408	21,661	61,524	46,468
Net income	$111,810	$65,999	$185,843	$144,971
Earnings per common share:
Basic	$0.51	$0.30	$0.84	$0.66
Diluted	$0.51	$0.30	$0.84	$0.66
Weighted average number of common shares outstanding:
Basic	220,487	220,283	220,427	220,326
Diluted	220,719	220,647	220,692	220,760

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$111,810	$65,999	$185,843	$144,971
Available for sale securities:
Unrealized gains (losses) arising during the period	40,760	(4,027)	74,029	(46,217)
Income tax (expense) benefit related to unrealized gains (losses)	(10,484)	1,028	(19,041)	11,799

Reclassification adjustment for net realized losses (gains) in earnings	7,186	(14)	7,186	(14)
Income tax (benefit) expense related to realized losses (gains)	(1,848)	4	(1,848)	4
Net change in unrealized gains (losses) for available for sale securities	35,614	(3,009)	60,326	(34,428)

Junior subordinated debentures, at fair value:
Unrealized gains (losses) arising during the period	17,240	(1,513)	23,804	(3,196)
Income tax (expense) benefit related to unrealized gains (losses)	(4,459)	386	(6,103)	816
Net change in unrealized gains (losses) for junior subordinated debentures, at fair value	12,781	(1,127)	17,701	(2,380)
Other comprehensive income (loss), net of tax	48,395	(4,136)	78,027	(36,808)
Comprehensive income	$160,205	$61,863	$263,870	$108,163

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

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Continued)
(UNAUDITED)

(in thousands, except shares)	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Retained Earnings		Total
Balance at January 1, 2019	220,255,039	$3,512,874	$602,482	$(58,914)	$4,056,442
Net income			74,033		74,033
Other comprehensive income, net of tax				29,632	29,632
Stock-based compensation		754			754
Stock repurchased and retired	(108,088)	(1,918)			(1,918)
Issuances of common stock under stock plans	310,257	21			21
Cash dividends on common stock ($0.21 per share)			(46,394)		(46,394)
Leases, cumulative effect adjustment (2)			(244)		(244)
Balance at March 31, 2019	220,457,208	$3,511,731	$629,877	$(29,282)	$4,112,326
Net income			111,810		111,810
Other comprehensive income, net of tax				48,395	48,395
Stock-based compensation		2,722			2,722
Stock repurchased and retired	(4,113)	(62)			(62)
Issuances of common stock under stock plans	45,589	—			—
Cash dividends on common stock ($0.21 per share)			(46,684)		(46,684)
Balance at June 30, 2019	220,498,684	$3,514,391	$695,003	$19,113	$4,228,507

(1) The cumulative effect adjustment from retained earnings to accumulated other comprehensive income (loss) relates to the implementation of new accounting guidance for the junior subordinated debentures that the Company previously elected to fair value on a recurring basis.

(2) The cumulative effect adjustment relates to the implementation of new accounting guidance for leases. Refer to Note 1 for discussion of the new accounting guidance.

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Six Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$185,843	$144,971
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	12,338	18,750
Loss (gain) on sale of investment securities, net	7,186	(14)
Gain on sale of other real estate owned, net	(107)	(196)
Valuation adjustment on other real estate owned	2,734	66
Provision for loan and lease losses	33,036	26,975
Change in cash surrender value of bank owned life insurance	(4,267)	(4,203)
Depreciation, amortization and accretion	22,600	27,411
Gain on sale of premises and equipment	(687)	(1,789)
Gain on store divestiture	(1,225)	—
Additions to residential mortgage servicing rights carried at fair value	(9,379)	(13,390)
Change in fair value of residential mortgage servicing rights carried at fair value	38,624	324
Gain on redemption of junior subordinated debentures at amortized cost	—	(1,043)
Stock-based compensation	3,476	3,379
Net increase in equity and other investments	(3,068)	(1,504)
(Gain) loss on equity securities, net	(83,302)	1,432
Gain on sale of loans and leases, net	(34,471)	(33,746)
Change in fair value of loans held for sale	(7,685)	(5,402)
Origination of loans held for sale	(1,185,240)	(1,526,715)
Proceeds from sales of loans held for sale	1,033,110	1,390,161
Change in other assets and liabilities:
Net increase in other assets	(114,975)	(13,585)
Net (decrease) increase in other liabilities	(12,309)	37,491
Net cash (used in) provided by operating activities	(117,768)	49,373
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(322,410)	(134,071)
Proceeds from investment securities available for sale	662,496	227,920
Proceeds from investment securities held to maturity	282	278
Proceeds from sale of equity securities	81,853	—
Purchases of restricted equity securities	(205,400)	(45,600)
Redemption of restricted equity securities	202,605	46,788
Net change in loans and leases	(619,257)	(687,453)
Proceeds from sales of loans and leases	58,478	41,613
Change in premises and equipment	(5,387)	(2,820)
Proceeds from bank owned life insurance death benefits	1,869	1,481
Proceeds from sales of other real estate owned	856	1,629
Net cash paid in store divestiture	(44,646)	—
Net cash used in investing activities	$(188,661)	$(550,235)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

(in thousands)	Six Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$731,192	$796,618
Net increase (decrease) in securities sold under agreements to repurchase	10,901	(20,633)
Proceeds from term debt borrowings	330,670	50,000
Repayment of term debt borrowings	(260,670)	(50,652)
Repayment of junior subordinated debentures at amortized cost	—	(10,598)
Dividends paid on common stock	(92,551)	(83,650)
Proceeds from stock options exercised	21	1,016
Repurchase and retirement of common stock	(1,980)	(12,507)
Net cash provided by financing activities	717,583	669,594
Net increase in cash and cash equivalents	411,154	168,732
Cash and cash equivalents, beginning of period	622,637	634,280
Cash and cash equivalents, end of period	$1,033,791	$803,012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$96,766	$51,048
Income taxes	$58,827	$38,029
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains on investment securities available for sale, net of taxes	$60,326	$(34,428)
Change in unrealized gains on junior subordinated debentures carried at fair value, net of taxes	$17,701	$(2,380)
Junior subordinated debentures, at fair value, cumulative effect adjustment	$—	$9,710
Cash dividend declared on common stock and payable after period-end	$46,305	$44,012
Change in GNMA mortgage loans recognized due to repurchase option	$(3,470)	$(3,223)
Transfer of loans to other real estate owned	$948	$1,866

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

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to June 30, 2019 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications.

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

Umpqua adopted ASC 842 using the prospective approach without corresponding changes in the comparable prior periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. Adoption of the new standard resulted in the recognition of new lease ROU assets of $112.8 million and lease liabilities of $121.7 million on the balance sheet for our operating leases as of June 30, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings. This standard did not materially impact our consolidated net income and had no impact on cash flows.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (A Consensus of the FASB Emerging Issues Task Force). This ASU reduces complexity for the accounting for costs of implementing a cloud computing service arrangement. This ASU aligns the requirements for capitalization of implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal use software that cannot be capitalized under subtopic 350-40, such as training costs and certain data conversion costs, also cannot be capitalized for a hosting arrangement that is a service contract. The capitalized costs will be amortized over the life of the service contract. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company early adopted the ASU as of January 1, 2019 and will apply the new standard prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as well as additional ASUs for enhancement, clarification or transition of the new standard (collectively "ASC 326"). ASC 326 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for certain financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates, but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, ASC 326 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASC 326 also allows the Company an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASC 326 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for specified periods. The Company has an established cross-functional team and project management governance process in place to manage implementation of this new guidance. The team continues to work on implementation and is finalizing model build and validation, documenting process flow and controls, and has begun parallel runs.  The new guidance may result in an increase in the allowance for loan and lease losses; however, the Company is still in the process of determining the magnitude of the change and its impact on the Company's consolidated financial statements.

Note 2 – Investment Securities

The following tables present the amortized costs, unrealized gains, unrealized losses and approximate fair values of debt securities at June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$335,541	$1,701	$(141)	$337,101
Obligations of states and political subdivisions	262,859	8,262	(169)	270,952
Residential mortgage-backed securities and collateralized mortgage obligations	2,087,562	15,862	(13,079)	2,090,345
	$2,685,962	$25,825	$(13,389)	$2,698,398
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,416	$1,046	$—	$4,462
	$3,416	$1,046	$—	$4,462

(in thousands)	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$40,002	$—	$(346)	$39,656
Obligations of states and political subdivisions	308,972	2,785	(2,586)	309,171
Residential mortgage-backed securities and collateralized mortgage obligations	2,696,913	3,590	(72,222)	2,628,281
	$3,045,887	$6,375	$(75,154)	$2,977,108
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,606	$1,038	$—	$4,644
	$3,606	$1,038	$—	$4,644

Debt securities that were in an unrealized loss position as of June 30, 2019 and December 31, 2018 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

(in thousands)	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$9,091	$62	$19,919	$79	$29,010	$141
Obligations of states and political subdivisions	865	1	17,516	168	18,381	169
Residential mortgage-backed securities and collateralized mortgage obligations	37,742	211	1,084,016	12,868	1,121,758	13,079
Total temporarily impaired securities	$47,698	$274	$1,121,451	$13,115	$1,169,149	$13,389

(in thousands)	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$39,656	$346	$39,656	$346
Obligations of states and political subdivisions	59,963	800	38,691	1,786	98,654	2,586
Residential mortgage-backed securities and collateralized mortgage obligations	332,103	5,432	1,992,546	66,790	2,324,649	72,222
Total temporarily impaired securities	$392,066	$6,232	$2,070,893	$68,922	$2,462,959	$75,154

The unrealized losses on U.S. treasury and agencies securities are due to increases in market interest rates and not due to the underlying credit of the issuers. The unrealized losses on obligations of states and political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors the published credit ratings of these securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2019 are issued or guaranteed by government sponsored enterprises. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will be settled at a price at least equal to the amortized cost of each investment.

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

In June 2019, the Company completed a strategic restructuring of a portion of the available for sale debt securities portfolio. This restructuring resulted in the sale of certain securities at a gross loss of $7.3 million. This was a tactical effort to reduce interest rate sensitivity for a potentially decreasing interest rate environment, increase operational efficiency, and improve the cash liquidity position of the Company.

The following table presents the contractual maturities of debt securities at June 30, 2019:

(in thousands)	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$4,845	$4,884	$—	$—
Due after one year through five years	72,849	73,246	—	—
Due after five years through ten years	646,027	649,917	18	18
Due after ten years	1,962,241	1,970,351	3,398	4,444
	$2,685,962	$2,698,398	$3,416	$4,462

The following table presents the gross realized gains and losses on the sale of debt securities available for sale for the three and six months ended June 30, 2019 and 2018:

(in thousands)	Three Months Ended
	June 30, 2019		June 30, 2018
	Gain	Loss	Gain	Loss
Obligations of states and political subdivisions	$16	$—	$—	$—
Residential mortgage-backed securities and collateralized mortgage obligations	143	(7,345)	14	—
	$159	$(7,345)	$14	$—

	Six Months Ended
	June 30, 2019		June 30, 2018
	Gain	Loss	Gain	Loss
Obligations of states and political subdivisions	$16	$—	$—	$—
Residential mortgage-backed securities and collateralized mortgage obligations	143	(7,345)	14	—
	$159	$(7,345)	$14	$—

The following table presents the gains and losses on equity securities for the three and six months ended June 30, 2019 and 2018:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Unrealized gain (loss) recognized on equity securities held at the end of the period	$754	$(1,432)	$1,449	$(1,432)
Net gain recognized on equity securities sold during the period	81,853	—	81,853	—
Total gain (loss) recognized on equity securities	$82,607	$(1,432)	$83,302	$(1,432)

In June 2019, the Company completed the sale of all shares owned of Class B common stock of Visa Inc. resulting in a one-time gain of $81.9 million.

The following table presents, as of June 30, 2019, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$1,047,739	$1,053,644
Other securities pledged principally to secure repurchase agreements	429,303	431,883
Total pledged securities	$1,477,042	$1,485,527

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Commercial real estate
Non-owner occupied term, net	$3,537,084	$3,573,065
Owner occupied term, net	2,396,674	2,480,371
Multifamily, net	3,341,547	3,304,763
Construction & development, net	732,932	736,254
Residential development, net	199,421	196,890
Commercial
Term, net	2,271,346	2,232,923
Lines of credit & other, net	1,280,587	1,169,525
Leases & equipment finance, net	1,449,579	1,330,155
Residential
Mortgage, net	3,995,643	3,635,073
Home equity loans & lines, net	1,215,215	1,176,477
Consumer & other, net	533,343	587,170
Total loans, net of deferred fees and costs	$20,953,371	$20,422,666

The loan balances are net of deferred fees and costs of $72.8 million and $70.4 million as of June 30, 2019 and December 31, 2018, respectively. Net loans also include discounts on acquired loans of $41.3 million and $50.0 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, loans totaling $12.9 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $158.8 million and $183.7 million at June 30, 2019 and December 31, 2018, respectively. The carrying balance of purchased impaired loans was $113.6 million and $134.5 million at June 30, 2019 and December 31, 2018, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the three and six months ended June 30, 2019 and 2018:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance, beginning of period	$51,073	$66,677	$56,564	$74,268
Accretion to interest income	(5,433)	(7,123)	(10,318)	(15,901)
Disposals	(2,230)	(2,838)	(4,573)	(7,854)
Reclassifications from non-accretable difference	2,609	6,250	4,346	12,453
Balance, end of period	$46,019	$62,966	$46,019	$62,966

Umpqua, through its commercial equipment leasing subsidiary, FinPac, is a direct provider of commercial equipment leasing and financing throughout the United States, originating business through three distinct channels: small and mid-ticket third party originators, vendor finance, and Umpqua Bank Equipment Leasing & Finance. All of these leases typically have terms of three to five years and are considered to be direct financing leases. Interest income recognized on these leases is $8.1 million and $16.5 million for the three and six months ended June 30, 2019, respectively.

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

The following table presents the net investment in direct financing leases as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Minimum lease payments receivable	$471,092	$450,258
Estimated guaranteed and unguaranteed residual values	80,742	79,455
Initial direct costs - net of accumulated amortization	10,017	10,950
Unearned income	(74,280)	(79,777)
Net investment in direct financing leases	$487,571	$460,886

The following table presents the scheduled minimum lease payments receivable as of June 30, 2019:

(in thousands)
Year	Amount
2019	$82,148
2020	142,684
2021	111,239
2022	67,966
2023	32,423
Thereafter	34,632
$471,092

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases. The following table summarizes the carrying value of loans and leases sold by major loan type during the three and six months ended June 30, 2019 and 2018:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Commercial real estate
Non-owner occupied term, net	$2,943	$763	$7,762	$5,154
Owner occupied term, net	8,261	8,542	12,971	14,092
Commercial
Term, net	10,522	9,331	15,963	19,789
Leases & equipment finance, net	17,571	—	17,571	—
Residential
Mortgage, net	—	—	109	—
Total	$39,297	$18,636	$54,376	$39,035

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

The combination of the formula allowance component and the specific allowance component represents the allocated allowance for loan and lease losses. There was no unallocated allowance as of June 30, 2019 and December 31, 2018.

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

Activity in the Allowance for Loan and Lease Losses

The following tables summarize activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the three and six months ended June 30, 2019 and 2018:

(in thousands)	Three Months Ended June 30, 2019
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$47,841	$64,370	$22,173	$10,488	$144,872
Charge-offs	(387)	(14,697)	(67)	(1,556)	(16,707)
Recoveries	219	2,611	150	572	3,552
Provision	1,324	16,069	1,398	561	19,352
Balance, end of period	$48,997	$68,353	$23,654	$10,065	$151,069

(in thousands)	Three Months Ended June 30, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$46,005	$64,626	$19,833	$11,469	$141,933
Charge-offs	(362)	(12,869)	(460)	(1,124)	(14,815)
Recoveries	289	3,171	98	561	4,119
Provision	1,353	10,837	804	325	13,319
Balance, end of period	$47,285	$65,765	$20,275	$11,231	$144,556

(in thousands)	Six Months Ended June 30, 2019
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$47,904	$63,957	$22,034	$10,976	$144,871
Charge-offs	(2,538)	(27,907)	(202)	(3,212)	(33,859)
Recoveries	556	4,965	305	1,195	7,021
Provision	3,075	27,338	1,517	1,106	33,036
Balance, end of period	$48,997	$68,353	$23,654	$10,065	$151,069

(in thousands)	Six Months Ended June 30, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$45,765	$63,305	$19,360	$12,178	$140,608
Charge-offs	(673)	(26,344)	(706)	(2,904)	(30,627)
Recoveries	506	5,624	301	1,169	7,600
Provision	1,687	23,180	1,320	788	26,975
Balance, end of period	$47,285	$65,765	$20,275	$11,231	$144,556

The following tables present the allowance and recorded investment in loans and leases by portfolio segment and balances individually or collectively evaluated for impairment as of June 30, 2019 and 2018:

(in thousands)	June 30, 2019
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$47,337	$68,156	$23,331	$10,057	$148,881
Individually evaluated for impairment	167	3	—	—	170
Loans acquired with deteriorated credit quality	1,493	194	323	8	2,018
Total	$48,997	$68,353	$23,654	$10,065	$151,069
Loans and leases:
Collectively evaluated for impairment	$10,099,981	$4,992,265	$5,187,194	$533,036	$20,812,476
Individually evaluated for impairment	18,707	8,636	—	—	27,343
Loans acquired with deteriorated credit quality	88,970	611	23,664	307	113,552
Total	$10,207,658	$5,001,512	$5,210,858	$533,343	$20,953,371

(in thousands)	June 30, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$44,668	$65,378	$19,902	$11,190	$141,138
Individually evaluated for impairment	814	7	—	—	821
Loans acquired with deteriorated credit quality	1,803	380	373	41	2,597
Total	$47,285	$65,765	$20,275	$11,231	$144,556
Loans and leases:
Collectively evaluated for impairment	$9,776,975	$4,504,361	$4,508,961	$645,310	$19,435,607
Individually evaluated for impairment	28,786	17,225	—	—	46,011
Loans acquired with deteriorated credit quality	124,554	3,768	29,143	411	157,876
Total	$9,930,315	$4,525,354	$4,538,104	$645,721	$19,639,494

Summary of Reserve for Unfunded Commitments Activity

The following tables present a summary of activity in the RUC and unfunded commitments for the three and six months ended June 30, 2019 and 2018:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance, beginning of period	$4,654	$4,129	$4,523	$3,963
Net charge to other expense	203	1	334	167
Balance, end of period	$4,857	$4,130	$4,857	$4,130

(in thousands)	Total
Unfunded loan and lease commitments:
June 30, 2019	$5,587,294
June 30, 2018	$5,077,579

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following tables summarize our non-accrual loans and leases and loans and leases past due, by loan and lease class, as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90+ Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$74	$68	$—	$142	$9,170	$3,527,772	$3,537,084
Owner occupied term, net	663	698	—	1,361	7,502	2,387,811	2,396,674
Multifamily, net	—	—	—	—	—	3,341,547	3,341,547
Construction & development, net	1,601	—	—	1,601	—	731,331	732,932
Residential development, net	—	—	—	—	—	199,421	199,421
Commercial
Term, net	486	457	—	943	3,348	2,267,055	2,271,346
Lines of credit & other, net	5,740	2,690	—	8,430	1,519	1,270,638	1,280,587
Leases & equipment finance, net	6,813	8,835	2,833	18,481	13,483	1,417,615	1,449,579
Residential
Mortgage, net (2)	25	7,414	35,684	43,123	—	3,952,520	3,995,643
Home equity loans & lines, net	1,150	582	2,206	3,938	—	1,211,277	1,215,215
Consumer & other, net	2,375	948	424	3,747	—	529,596	533,343
Total, net of deferred fees and costs	$18,927	$21,692	$41,147	$81,766	$35,022	$20,836,583	$20,953,371

(1) Other includes purchased credit impaired loans of $113.6 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $5.4 million at June 30, 2019.

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

Impaired Loans and Leases

Loans with no related allowance reported generally represent non-accrual loans, which are also considered impaired loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral-dependent loans.  Therefore, the non-accrual loans as of June 30, 2019 have already been written down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in net realizable value.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

The following tables summarize our impaired loans and leases by loan class as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance
Commercial real estate
Non-owner occupied term, net	$15,570	$8,941	$3,681	$89
Owner occupied term, net	7,394	5,238	847	78
Commercial
Term, net	12,245	5,440	46	2
Lines of credit & other, net	1,057	923	—	—
Leases & equipment finance, net	2,227	385	1,842	1
Total, net of deferred fees and costs	$38,493	$20,927	$6,416	$170

(in thousands)	December 31, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance
Commercial real estate
Non-owner occupied term, net	$14,877	$9,847	$3,715	$90
Owner occupied term, net	8,188	6,178	878	88
Multifamily, net	4,493	4,298	—	—
Commercial
Term, net	22,770	11,089	3,770	2
Lines of credit & other, net	7,145	2,065	—	—
Leases & equipment finance, net	417	417	—	—
Total, net of deferred fees and costs	$57,890	$33,894	$8,363	$180

The following tables summarize our average recorded investment and interest income recognized on impaired loans and leases by loan class for the three and six months ended June 30, 2019 and 2018:

(in thousands)	Three Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Non-owner occupied term, net	$12,295	$32	$13,301	$103
Owner occupied term, net	5,929	9	11,185	10
Multifamily, net	1,313	—	3,857	30
Commercial
Term, net	8,872	53	17,515	56
Lines of credit & other, net	1,204	—	2,609	—
Leases & equipment finance, net	2,597	28	509	—
Total, net of deferred fees and costs	$32,210	$122	$48,976	$199

(in thousands)	Six Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Non-owner occupied term, net	$12,717	$64	$14,172	$205
Owner occupied term, net	6,304	18	11,527	20
Multifamily, net	2,308	—	3,862	60
Commercial
Term, net	10,867	104	18,875	145
Lines of credit & other, net	1,491	—	3,867	—
Leases & equipment finance, net	1,871	29	339	—
Total, net of deferred fees and costs	$35,558	$215	$52,642	$430

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

The following tables summarize our internal risk rating by loan and lease class for the loan and lease portfolio, including purchased credit impaired loans, as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,455,860	$51,231	$17,143	$228	$—	$12,622	$3,537,084
Owner occupied term, net	2,314,355	59,795	15,863	576	—	6,085	2,396,674
Multifamily, net	3,331,275	6,838	3,434	—	—	—	3,341,547
Construction & development, net	731,015	1,917	—	—	—	—	732,932
Residential development, net	199,421	—	—	—	—	—	199,421
Commercial
Term, net	2,222,485	34,191	7,926	1,090	168	5,486	2,271,346
Lines of credit & other, net	1,202,892	62,605	13,762	405	—	923	1,280,587
Leases & equipment finance, net	1,415,475	6,813	8,835	14,280	1,949	2,227	1,449,579
Residential
Mortgage, net (2)	3,950,673	7,840	36,846	—	284	—	3,995,643
Home equity loans & lines, net	1,210,910	1,981	1,565	—	759	—	1,215,215
Consumer & other, net	529,561	3,324	424	—	34	—	533,343
Total, net of deferred fees and costs	$20,563,922	$236,535	$105,798	$16,579	$3,194	$27,343	$20,953,371
(1) The percentage of impaired loans classified as pass/watch, special mention and substandard was 3.3%, 14.3% and 82.4%, respectively, as of June 30, 2019.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $5.4 million at June 30, 2019, which is included in the substandard category.

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

Troubled Debt Restructurings

At June 30, 2019 and December 31, 2018, impaired loans of $15.3 million and $13.9 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a newly restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were $90,000 in available commitments for troubled debt restructurings outstanding as of June 30, 2019 and $338,000 as of December 31, 2018.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate, net	$4,036	$6,666	$10,702
Commercial, net	5,752	93	5,845
Residential, net	5,479	—	5,479
Total, net of deferred fees and costs	$15,267	$6,759	$22,026

(in thousands)	December 31, 2018
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate, net	$4,524	$9,290	$13,814
Commercial, net	3,696	8,736	12,432
Residential, net	5,704	—	5,704
Total, net of deferred fees and costs	$13,924	$18,026	$31,950

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

There were no new restructured loans during the three months ended June 30, 2018. The following tables present newly restructured loans that occurred during the three and six months ended June 30, 2019 and the six months ended June 30, 2018:

(in thousands)	Three Months Ended June 30, 2019
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Residential, net	$—	$—	$—	$—	$7	$7
Total, net of deferred fees and costs	$—	$—	$—	$—	$7	$7

(in thousands)	Six Months Ended June 30, 2019
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial real estate, net	$—	$—	$—	$—	$118	$118
Commercial, net	—	—	—	—	1,842	1,842
Residential, net	—	—	—	—	7	7
Total, net of deferred fees and costs	$—	$—	$—	$—	$1,967	$1,967

(in thousands)	Six Months Ended June 30, 2018
	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Residential, net	$—	$—	$—	$—	$106	$106
Total, net of deferred fees and costs	$—	$—	$—	$—	$106	$106

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification. There were no financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2019. There were $10.2 million in financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the six months ended June 30, 2018. There were none for the three months ended June 30, 2018.

Note 5 – Residential Mortgage Servicing Rights

The Company measures its mortgage servicing rights at fair value with changes in fair value reported in residential mortgage banking revenue in the Condensed Consolidated Statements of Income.

The following table presents the changes in the Company's residential mortgage servicing rights ("MSR") for the three and six months ended June 30, 2019 and 2018:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance, beginning of period	$158,946	$164,760	$169,025	$153,151
Additions for new MSR capitalized	5,492	6,860	9,379	13,390
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(6,905)	(5,903)	(13,336)	(12,101)
Changes due to valuation inputs or assumptions (1)	(17,753)	500	(25,288)	11,777
Balance, end of period	$139,780	$166,217	$139,780	$166,217

(1)	The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our serviced loan portfolio as of June 30, 2019 and December 31, 2018 is as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Balance of loans serviced for others	$15,796,102	$15,978,885
MSR as a percentage of serviced loans	0.88%	1.06%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $11.1 million and $21.9 million for the three and six months ended June 30, 2019, respectively, as compared to $10.4 million and $20.9 million for the three and six months ended June 30, 2018, respectively.

Note 6 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of June 30, 2019
Commitments to extend credit	$5,523,351
Forward sales commitments	$553,648
Commitments to originate residential mortgage loans held for sale	$292,216
Standby letters of credit	$63,943

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

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three and six months ended June 30, 2019 and June 30, 2018. At June 30, 2019, approximately $50.8 million of standby letters of credit expire within one year, and $13.1 million expire thereafter.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of June 30, 2019, the Company had a residential mortgage loan repurchase reserve liability of $1.7 million. For loans sold to GNMA, the Bank has a unilateral right, but not the obligation, to repurchase loans that are past due 90 days or more. As of June 30, 2019, the Bank has recorded a liability for the loans subject to this repurchase right of $5.4 million, and has recorded these loans as part of the loan portfolio as if we had repurchased these loans.

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

Contingencies—In late 2017, the Company launched "Umpqua Next Gen," an initiative designed to modernize and evolve the Bank focusing on operational excellence, balanced growth and human-digital programs. As part of this initiative, the Company evaluated every part of our operations and how we could evolve to deliver a highly differentiated and compelling banking experience. In 2018, Umpqua consolidated 31 stores. During the six months ended June 30, 2019, Umpqua consolidated 15 stores and sold 4 stores. The Next Gen strategy involves evaluation of possible future consolidations and Umpqua plans to consolidate additional stores in the last half of 2019.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Bank's loan and lease portfolio at June 30, 2019 and December 31, 2018.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2019 and 2018.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2019, the Bank had commitments to originate mortgage loans held for sale totaling $292.2 million and forward sales commitments of $553.6 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of June 30, 2019, the Bank had 785 interest rate swaps with an aggregate notional amount of $4.6 billion related to this program.  As of December 31, 2018, the Bank had 767 interest rate swaps with an aggregate notional amount of $4.2 billion related to this program.

At June 30, 2019 and December 31, 2018, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.5 million and $12.7 million, respectively.  The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $58.5 million and $36.9 million as of June 30, 2019 and December 31, 2018, respectively.

Umpqua's interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. Umpqua accounts for the variation margin as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative asset and liability. As of June 30, 2019, the variation margin adjustment was a negative adjustment of $142.7 million as compared to a negative adjustment of $32.5 million at December 31, 2018.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. The net CVA decreased the settlement values of the Bank's net derivative assets by $9.4 million and $3.0 million as of June 30, 2019 and December 31, 2018, respectively. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of June 30, 2019 and December 31, 2018:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Interest rate lock commitments	$8,149	$6,757	$—	$—
Interest rate forward sales commitments	58	1	3,189	2,963
Interest rate swaps	138,826	42,276	5,529	12,746
Foreign currency derivatives	802	450	605	273
Total	$147,835	$49,484	$9,323	$15,982

The following table summarizes the types of derivatives and the gains (losses) recorded during the three and six months ended June 30, 2019 and 2018:

(in thousands)	Three Months Ended		Six Months Ended
Derivatives not designated as hedging instrument	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest rate lock commitments	$(25)	$908	$1,391	$2,030
Interest rate forward sales commitments	(4,681)	500	(9,408)	8,744
Interest rate swaps	(3,951)	290	(6,431)	1,421
Foreign currency derivatives	524	480	995	815
Total	$(8,133)	$2,178	$(13,453)	$13,010

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income.

The following table summarizes the derivatives that have a right of offset as of June 30, 2019 and December 31, 2018:

(in thousands)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
June 30, 2019
Derivative Assets
Interest rate swaps	$138,826	$—	$138,826	$(5,529)	$—	$133,297
Foreign currency derivatives	802	—	802	—	—	802
Derivative Liabilities
Interest rate swaps	$5,529	$—	$5,529	$(5,529)	$—	$—
Foreign currency derivatives	605	—	605	—	—	605

December 31, 2018
Derivative Assets
Interest rate swaps	$42,276	$—	$42,276	$(12,746)	$—	$29,530
Foreign currency derivatives	450	—	450	—	—	450
Derivative Liabilities
Interest rate swaps	$12,746	$—	$12,746	$(12,746)	$—	$—
Foreign currency derivatives	273	—	273	—	—	273
Note 8 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the three and six months ended June 30, 2019 and 2018:

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$111,810	$65,999	$185,843	$144,971

Weighted average number of common shares outstanding - basic	220,487	220,283	220,427	220,326
Effect of potentially dilutive common shares (1)	232	364	265	434
Weighted average number of common shares outstanding - diluted	220,719	220,647	220,692	220,760
EARNINGS PER COMMON SHARE:
Basic	$0.51	$0.30	$0.84	$0.66
Diluted	$0.51	$0.30	$0.84	$0.66

(1)	Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Three Months Ended June 30, 2019
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$110,883	$6,084	$86,047	$10,809	$13,339	$227,162
Provision for loan and lease losses	16,490	576	1,116	922	248	19,352
Non-interest income	14,051	4,702	15,863	9,514	77,693	121,823
Non-interest expense	55,968	9,971	66,393	32,954	15,129	180,415
Income (loss) before income taxes	52,476	239	34,401	(13,553)	75,655	149,218
Provision (benefit) for income taxes	13,119	60	8,601	(3,388)	19,016	37,408
Net income (loss)	$39,357	$179	$25,800	$(10,165)	$56,639	$111,810

(in thousands)	Six Months Ended June 30, 2019
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$219,161	$12,473	$174,495	$20,754	$37,964	$464,847
Provision for loan and lease losses	28,480	821	2,245	1,049	441	33,036
Non-interest income	22,892	9,240	31,181	20,906	83,344	167,563
Non-interest expense	110,753	18,785	129,884	61,454	31,131	352,007
Income (loss) before income taxes	102,820	2,107	73,547	(20,843)	89,736	247,367
Provision (benefit) for income taxes	25,705	527	18,387	(5,211)	22,116	61,524
Net income (loss)	$77,115	$1,580	$55,160	$(15,632)	$67,620	$185,843

(in thousands)	Three Months Ended June 30, 2018
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$112,249	$5,536	$80,998	$10,128	$15,989	$224,900
Provision for loan and lease losses	11,276	182	594	208	1,059	13,319
Non-interest income	15,628	4,850	15,993	33,278	1,902	71,651
Non-interest expense	55,606	9,571	70,860	35,032	24,503	195,572
Income (loss) before income taxes	60,995	633	25,537	8,166	(7,671)	87,660
Provision (benefit) for income taxes	15,249	158	6,385	2,041	(2,172)	21,661
Net income (loss)	$45,746	$475	$19,152	$6,125	$(5,499)	$65,999

(in thousands)	Six Months Ended June 30, 2018
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$223,984	$11,539	$160,850	$18,973	$34,535	$449,881
Provision for loan and lease losses	24,644	349	955	700	327	26,975
Non-interest income	31,357	9,746	31,186	71,686	6,243	150,218
Non-interest expense	110,180	18,339	142,003	67,329	43,834	381,685
Income (loss) before income taxes	120,517	2,597	49,078	22,630	(3,383)	191,439
Provision (benefit) for income taxes	30,129	649	12,270	5,657	(2,237)	46,468
Net income (loss)	$90,388	$1,948	$36,808	$16,973	$(1,146)	$144,971

(in thousands)	June 30, 2019
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$15,122,715	$635,001	$2,007,335	$4,161,236	$6,059,788	$27,986,075
Total loans and leases	$14,826,414	$618,160	$1,936,144	$3,634,935	$(62,282)	$20,953,371
Total deposits	$3,861,993	$1,150,198	$13,318,602	$310,329	$3,177,891	$21,819,013

(in thousands)	December 31, 2018
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$14,920,507	$536,024	$2,015,263	$3,680,004	$5,787,983	$26,939,781
Total loans and leases	$14,717,512	$521,988	$1,934,602	$3,320,634	$(72,070)	$20,422,666
Total deposits	$3,776,047	$1,068,025	$13,016,976	$219,584	$3,056,854	$21,137,486

Note 10 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of June 30, 2019 and December 31, 2018, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)		June 30, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$1,033,791	$1,033,791	$622,637	$622,637
Equity and other investment securities	1,2	66,358	66,358	61,841	61,841
Investment securities available for sale	2	2,698,398	2,698,398	2,977,108	2,977,108
Investment securities held to maturity	3	3,416	4,462	3,606	4,644
Loans held for sale, at fair value	2	356,645	356,645	166,461	166,461
Loans and leases, net	3	20,802,302	20,884,392	20,277,795	20,117,939
Restricted equity securities	1	43,063	43,063	40,268	40,268
Residential mortgage servicing rights	3	139,780	139,780	169,025	169,025
Bank owned life insurance	1	316,435	316,435	313,626	313,626
Derivatives	2,3	147,835	147,835	49,484	49,484
Visa Inc. Class B common stock (1)	3	—	—	—	99,353
FINANCIAL LIABILITIES:
Deposits	1,2	$21,819,013	$21,837,396	$21,137,486	$21,116,852
Securities sold under agreements to repurchase	2	308,052	308,052	297,151	297,151
Term debt	2	821,712	818,289	751,788	738,107
Junior subordinated debentures, at fair value	3	277,028	277,028	300,870	300,870
Junior subordinated debentures, at amortized cost	3	88,610	71,224	88,724	76,569
Derivatives	2	9,323	9,323	15,982	15,982

(1) In June 2019, the Company sold all 486,346 shares of the Visa Inc. Class B common stock held, an equity security that did not have a readily determinable fair value, resulting in a one-time realized gain of $81.9 million. Accordingly, the book value and fair value are zero at June 30, 2019, as the Company no longer holds this security.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Equity and other investment securities
Investments in mutual funds and other securities	$51,924	$51,924	$—	$—
Equity securities held in rabbi trusts	12,369	12,369	—	—
Other investments securities (1)	2,065	—	2,065	—
Investment securities available for sale
U.S. Treasury and agencies	337,101	—	337,101	—
Obligations of states and political subdivisions	270,952	—	270,952	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,090,345	—	2,090,345	—
Loans held for sale, at fair value	356,645	—	356,645	—
Residential mortgage servicing rights, at fair value	139,780	—	—	139,780
Derivatives
Interest rate lock commitments	8,149	—	—	8,149
Interest rate forward sales commitments	58	—	58	—
Interest rate swaps	138,826	—	138,826	—
Foreign currency derivative	802	—	802	—
Total assets measured at fair value	$3,409,016	$64,293	$3,196,794	$147,929
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$277,028	$—	$—	$277,028
Derivatives
Interest rate forward sales commitments	3,189	—	3,189	—
Interest rate swaps	5,529	—	5,529	—
Foreign currency derivative	605	—	605	—
Total liabilities measured at fair value	$286,351	$—	$9,323	$277,028
(1) Other investment securities includes securities held by Umpqua Investments as trading debt securities.

(in thousands)	December 31, 2018
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Equity and other investment securities
Investments in mutual funds and other securities	$50,475	$50,475	$—	$—
Equity securities held in rabbi trusts	10,918	10,918	—	—
Other investments securities (1)	448	—	448	—
Investment securities available for sale
U.S. Treasury and agencies	39,656	—	39,656	—
Obligations of states and political subdivisions	309,171	—	309,171	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,628,281	—	2,628,281	—
Loans held for sale, at fair value	166,461	—	166,461	—
Residential mortgage servicing rights, at fair value	169,025	—	—	169,025
Derivatives
Interest rate lock commitments	6,757	—	—	6,757
Interest rate forward sales commitments	1	—	1	—
Interest rate swaps	42,276	—	42,276	—
Foreign currency derivative	450	—	450	—
Total assets measured at fair value	$3,423,919	$61,393	$3,186,744	$175,782
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$300,870	$—	$—	$300,870
Derivatives
Interest rate forward sales commitments	2,963	—	2,963	—
Interest rate swaps	12,746	—	12,746	—
Foreign currency derivative	273	—	273	—
Total liabilities measured at fair value	$316,852	$—	$15,982	$300,870

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2019, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2019:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant prepayment rate	15.09%
		Discount rate	9.70%
Interest rate lock commitments	Internal pricing model
		Pull-through rate	88.48%
Junior subordinated debentures	Discounted cash flow
		Credit spread	5.02%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the instrument-specific credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of June 30, 2019, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or the forward swap interest rate curve will result in positive fair value adjustments (and decrease the fair value measurement). Conversely, a decrease in the credit risk adjusted spread and/or the forward swap interest rate curve will result in negative fair value adjustments (and increase the fair value measurement).

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2019 and 2018:

(in thousands)
Three Months Ended June 30,	Beginning Balance	Change included in earnings	Change in fair values included in comprehensive income/loss	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2019
Residential mortgage servicing rights	$158,946	$(24,658)	$—	$5,492	$—	$139,780	$(17,753)
Interest rate lock commitments, net	8,174	1,302	—	6,892	(8,219)	8,149	8,149
Junior subordinated debentures, at fair value	294,121	4,685	(17,240)	—	(4,538)	277,028	(12,555)

2018
Residential mortgage servicing rights	$164,760	$(5,403)	$—	$6,860	$—	$166,217	$500
Interest rate lock commitments, net	5,874	249	—	8,099	(7,440)	6,782	6,782
Junior subordinated debentures, at fair value	278,410	4,283	1,513	—	(3,537)	280,669	5,796

(in thousands)
Six Months Ended June 30,	Beginning Balance	Change included in earnings	Change in fair values included in comprehensive income/loss	Purchases and issuances	Sales and settlements	Ending Balance	Net change in unrealized gains or (losses) relating to items held at end of period
2019
Residential mortgage servicing rights	$169,025	$(38,624)	$—	$9,379	$—	$139,780	$(25,288)
Interest rate lock commitment, net	6,757	2,999	—	12,291	(13,898)	8,149	8,149
Junior subordinated debentures, at fair value	300,870	9,457	(23,804)	—	(9,495)	277,028	(14,347)

2018
Residential mortgage servicing rights	$153,151	$(324)	$—	$13,390	$—	$166,217	$11,777
Interest rate lock commitment, net	4,752	(1,004)	—	14,532	(11,498)	6,782	6,782
Junior subordinated debentures, at fair value	277,155	8,058	3,196	—	(7,740)	280,669	11,254

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

The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk, accordingly, the unrealized gains on fair value of junior subordinated debentures for the three and six months ended June 30, 2019 of $17.2 million and $23.8 million, respectively, are recorded net of tax as an other comprehensive gain of $12.8 million and $17.7 million, respectively. Comparatively, losses of $1.5 million and $3.2 million, respectively, were recorded net of tax as an other comprehensive loss of $1.1 million and $2.4 million, respectively, for the three and six months ended June 30, 2018. The gain recorded for the three and six months ended June 30, 2019 was due primarily to an increase in the credit spread as compared to prior periods.

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

(in thousands)	June 30, 2019
	Total	Level 1	Level 2	Level 3
Loans and leases	$40,453	$—	$—	$40,453
Other real estate owned	5,178	—	—	5,178
	$45,631	$—	$—	$45,631

(in thousands)	December 31, 2018
	Total	Level 1	Level 2	Level 3
Loans and leases	$98,696	$—	$—	$98,696
Other real estate owned	7,532	—	—	7,532
	$106,228	$—	$—	$106,228

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2019 and 2018:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Loans and leases	$15,136	$13,682	$30,632	$27,721
Other real estate owned	2,675	61	2,734	66
Total loss from nonrecurring measurements	$17,811	$13,743	$33,366	$27,787

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019			December 31, 2018
	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$356,645	$342,770	$13,875	$166,461	$160,270	$6,191

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2019, the Company recorded a net increase in fair value of $4.9 million and $7.7 million, respectively. For the three and six months ended June 30, 2018, the Company recorded a net increase in fair value of $5.7 million and $5.4 million, respectively.

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

The following table presents the balance sheet information related to leases as of June 30, 2019:

(in thousands)
Leases	June 30, 2019
Operating lease right-of-use assets	$112,752
Operating lease liabilities	$121,742

The following table presents the components of lease expense for the three and six months ended June 30, 2019:

(in thousands)	Three Months Ended	Six Months Ended
Lease Costs	June 30, 2019	June 30, 2019
Operating lease costs	$8,116	$16,242
Short-term lease costs	209	476
Variable lease costs	(5)	(3)
Sublease income	(615)	(1,402)
Net lease costs	$7,705	$15,313

Prior to the adoption of ASU 2016-02, rent expense for the three and six months ended June 30, 2018 was $9.4 million and $19.0 million, respectively, and was partially offset by rent income of $648,000 and $1.3 million, respectively.

The following table presents the supplemental cash flow information related to leases for the six months ended June 30, 2019:

(in thousands)	Six Months Ended
Cash Flows	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,497
Right of use assets obtained in exchange for new operating lease liabilities	$11,869

The following table presents the maturities of lease liabilities as of June 30, 2019:

(in thousands)
Year	Operating Leases
Remainder of 2019	$16,429
2020	28,842
2021	23,152
2022	17,969
2023	14,025
Thereafter	37,420
Total lease payments	137,837
Less: imputed interest	(16,095)
Present value of lease liabilities	$121,742

The following table presents the operating lease term and discount rate as of June 30, 2019:

June 30, 2019
Weighted-average remaining lease term (years)	6.8
Weighted-average discount rate	3.64%

The following table sets forth, as of December 31, 2018, the future minimum lease payments under non-cancelable leases and future minimum income receivable under non-cancelable operating subleases:

(in thousands)
Year	Leases Payments	Subleases Income
2019	$33,948	$2,851
2020	29,535	2,711
2021	23,898	2,333
2022	18,250	1,718
2023	14,100	1,337
Thereafter	37,963	3,477
Total	$157,694	$14,427

Note 12 – Subsequent Event

On July 19, 2019, Umpqua signed an indication of interest to sell the mortgage servicing rights to approximately $3.7 billion of mortgage loans serviced for others. The transaction is expected to close in the fourth quarter of 2019, pending the negotiation and finalization of the agreement, as well as customary approvals and closing conditions.

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

Executive Overview

Significant items for the three and six months ended June 30, 2019 were as follows:

Financial Performance

•	Net income per diluted common share was $0.51 and $0.84 for the three and six months ended June 30, 2019 compared to $0.30 and $0.66 for the three and six months ended June 30, 2018.

•
Net interest margin, on a tax equivalent basis, was 3.70% and 3.86% for the three and six months ended June 30, 2019 as compared to 3.89% and 3.96% for the three and six months ended June 30, 2018.  The decrease in net interest margin for the three and six months ended June 30, 2019, compared to the same periods in the prior year, was driven by an increase in the cost of interest-bearing liabilities offset by higher average yields on the loan and lease portfolio, taxable securities, and loans held for sale.

•
Residential mortgage banking revenue was $9.5 million and $20.8 million for the three and six months ended June 30, 2019 as compared to $33.2 million and $71.6 million for the three and six months ended June 30, 2018.  The decrease for the three and six month period was primarily driven by a loss on fair value of the MSR asset of $24.7 million and $38.6 million, as compared to a loss of $5.4 million and $324,000 for the same periods in 2018. For-sale mortgage origination volume decreased 17% and 22%, for the three and six months ended June 30, 2019, as compared to the same periods in the prior year; and gain on sale margin decreased to 3.32% and 3.17% for the three and six months ended June 30, 2019, compared to 3.35% and 3.34%, in the same periods of the prior year.

•
The Company sold all of its holdings of Visa Inc. Class B common stock for a one-time gain of $81.9 million, which was partially offset by a $7.2 million loss on the sale of debt securities during the period.

•
Total gross loans and leases were $21.0 billion as of June 30, 2019, an increase of $530.7 million, as compared to December 31, 2018.  The increase is due to strong loan production in the commercial loan and residential real estate portfolios.

•
Total deposits were $21.8 billion as of June 30, 2019, an increase of $681.5 million, compared to December 31, 2018.  This increase was due to growth in non-interest bearing demand deposits, money market, and time deposit growth.

•
Total consolidated assets were $28.0 billion as of June 30, 2019, compared to $26.9 billion at December 31, 2018. The increase was due to strong loan and deposit growth for the first half of 2019. A portion of the increase was due to the addition of the operating lease right of use assets recorded as a result of the application of the new lease standard, ASC 842.

Credit Quality

•
Non-performing assets decreased to $79.1 million, or 0.28% of total assets, as of June 30, 2019, as compared to $98.2 million, or 0.36% of total assets, as of December 31, 2018.  Non-performing loans were $70.7 million, or 0.34% of total loans, as of June 30, 2019, as compared to $87.3 million, or 0.43% of total loans, as of December 31, 2018.

•
The provision for loan and lease losses was $19.4 million and $33.0 million for the three and six months ended June 30, 2019, as compared to $13.3 million and $27.0 million for the three and six months ended June 30, 2018. The increase for the three and six months ended June 30, 2019, compared to the same periods of the prior year, was primarily attributable to strong growth in the loan and lease portfolio, along with higher net charge-offs. As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three and six months ended June 30, 2019 was 0.38% and 0.33%, respectively, as compared to 0.28% for the same periods in 2018.

Capital and Growth Initiatives

•
The Company's total risk based capital was 13.7% and its Tier 1 common to risk weighted assets ratio was 11.0% as of June 30, 2019. As of December 31, 2018, the Company's total risk based capital ratio was 13.5% and its Tier 1 common to risk weighted assets ratio was 10.7%.

•
Cash dividends declared in the second quarter of 2019 were $0.21 per common share, an increase of 5% from the comparable period of the prior year's second quarter cash dividend of $0.20 per common share.

•
We continue to make progress on "Umpqua Next Gen," an initiative started in late 2017 designed to modernize and evolve the Bank. We focused on operational excellence, balanced growth and human digital programs in 2018. During the six months ended June 30, 2019, Umpqua continued store rationalization, consolidating 15 stores and selling an additional 4 stores, as part of this initiative, with plans to consolidate additional stores by the end of the year. We have utilized the savings generated from store consolidations to reinvest in technology, data and analytics, new customer-focused technologies, associate training, a re-designed corporate website, digital marketing efforts, and new online account origination capabilities. The Company rolled out "Go-To" the industry's first human digital banking platform during the quarter and is implementing predictive analytics tools to assist bankers with serving their customers.

Summary of Critical Accounting Policies

Our critical accounting policies are described in detail in the Summary of Critical Accounting Policies section of the Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company’s critical accounting policies include the allowance for loan and lease losses and reserve for unfunded commitments, residential mortgage servicing rights, valuation of goodwill, and fair value. There have been no material changes to the valuation techniques or models during the six months ended June 30, 2019.

Results of Operations

Overview

For the three and six months ended June 30, 2019, net income was $111.8 million and $185.8 million, or $0.51 and $0.84 per diluted common share as compared to net income of $66.0 million and $145.0 million, or $0.30 and $0.66 per diluted common share for the three and six months ended June 30, 2018. The increase in net income for the three and six months ended June 30, 2019, compared to the same periods of the prior year was attributable to an increase in non-interest income, a decrease in non-interest expense and an increase in net interest income, offset by an increase in income tax expense and the provision for loan and lease losses.

The increase in non-interest income was due to the one-time gain on sale of Visa Inc. Class B common stock held by the Company, partially offset by a decrease in residential mortgage banking revenue driven by the loss on fair value change of the MSR asset. The decrease in non-interest expense was driven by lower salaries and benefits expense, resulting from the Company's operational excellence initiatives, a reduction in consulting fees, lower occupancy and equipment expense resulting from the reduction in the number of store locations, as well as lower FDIC assessments, offset by a loss on other real estate owned and higher marketing expense. The increase in net interest income was driven by higher volume and average yields on interest-earning assets, specifically within the loan and lease portfolio and taxable securities, offset by a higher cost of funds, due to higher short term interest rates relative to the comparable periods of the prior year.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three and six months ended June 30, 2019 and 2018. For each of the periods presented, the table includes the calculated ratios based on reported net income. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Return on average assets	1.62%	1.02%	1.37%	1.13%
Return on average common shareholders' equity	10.80%	6.64%	9.09%	7.34%
Return on average tangible common shareholders' equity	19.14%	12.18%	16.21%	13.50%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$4,153,175	$3,988,825	$4,122,346	$3,981,948
Less: average goodwill and other intangible assets, net	(1,809,583)	(1,815,529)	(1,810,291)	(1,816,294)
Average tangible common shareholders' equity	$2,343,592	$2,173,296	$2,312,055	$2,165,654

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of June 30, 2019 and December 31, 2018:

Reconciliations of Total Shareholders' Equity to Tangible Common Shareholders' Equity and Total Assets to Tangible Assets

(dollars in thousands)	June 30, 2019	December 31, 2018
Total shareholders' equity	$4,228,507	$4,056,442
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	21,155	23,964
Tangible common shareholders' equity	$2,419,701	$2,244,827
Total assets	$27,986,075	$26,939,781
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	21,155	23,964
Tangible assets	$26,177,269	$25,128,166
Tangible common equity ratio	9.24%	8.93%

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

Net Interest Income

Net interest income for the three and six months ended June 30, 2019 was $227.2 million and $464.8 million, respectively, an increase of $2.3 million and $15.0 million, respectively, compared to the same periods in 2018. The increase in net interest income for the three and six months ended June 30, 2019 as compared to the same periods in 2018, was driven by growth in interest-earning assets, specifically the loan and lease portfolio, reflecting strong growth during the period, along with higher average yields on loans and leases, taxable securities, and loans held for sale related to higher interest rates during the period. The increase was partially offset by increased volumes of interest-bearing liabilities and an increase in the average cost of funds due to competitive pricing in the current rate environment.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.70% and 3.86%, respectively, for the three and six months ended June 30, 2019, a decrease of 19 basis points and 10 basis points, respectively, as compared to the same periods in 2018. The decrease in net interest margin for the three and six months ended June 30, 2019, primarily resulted from an increase in the cost of interest-bearing liabilities which was partially offset by higher average yields on the loan and lease portfolio. The cost of interest bearing liabilities increased 51 basis points and 50 basis points, respectively, for the three and six months ended June 30, 2019, as compared to the same periods in 2018. The increase is due to increasing competition in an increasing interest rate environment. The yield on loans and leases increased by 16 basis points and 20 basis points, respectively, for the three and six months ended June 30, 2019, as compared to the same periods in 2018.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The Company continues to be "asset-sensitive." In a declining interest rate environment, a decrease in both cost of funds and yields on earning assets could further compress the net interest margin.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2019 and 2018:

Average Rates and Balances

(dollars in thousands)	Three Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$264,445	$3,326	5.03%	$326,427	$3,967	4.86%
Loans and leases (1)	20,605,963	260,784	5.07%	19,387,537	238,156	4.91%
Taxable securities	2,683,472	10,861	1.62%	2,723,406	8,932	1.31%
Non-taxable securities (2)	271,633	2,325	3.42%	279,158	2,539	3.64%
Temporary investments and interest-bearing cash	783,703	4,708	2.41%	458,133	2,080	1.82%
Total interest-earning assets	24,609,216	$282,004	4.59%	23,174,661	$255,674	4.41%
Other assets	3,100,094			2,901,481
Total assets	$27,709,310			$26,076,142
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,332,535	$2,798	0.48%	$2,322,359	$1,565	0.27%
Money market deposits	6,747,290	15,351	0.91%	6,332,372	5,896	0.37%
Savings deposits	1,454,908	410	0.11%	1,456,625	252	0.07%
Time deposits	4,534,465	25,032	2.21%	3,633,733	13,546	1.50%
Total interest-bearing deposits	15,069,198	43,591	1.16%	13,745,089	21,259	0.62%
Repurchase agreements and federal funds purchased	292,057	403	0.55%	285,338	155	0.22%
Term debt	903,164	4,563	2.03%	801,768	3,478	1.74%
Junior subordinated debentures	382,530	5,881	6.17%	367,705	5,400	5.89%
Total interest-bearing liabilities	16,646,949	$54,438	1.31%	15,199,900	$30,292	0.80%
Non-interest-bearing deposits	6,556,090			6,645,689
Other liabilities	353,096			241,728
Total liabilities	23,556,135			22,087,317
Common equity	4,153,175			3,988,825
Total liabilities and shareholders' equity	$27,709,310			$26,076,142
NET INTEREST INCOME		$227,566			$225,382
NET INTEREST SPREAD			3.28%			3.61%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.70%			3.89%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $404,000 for the three months ended June 30, 2019, as compared to $482,000 for the same period in 2018.

(dollars in thousands)	Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$226,263	$6,116	5.41%	$296,992	$6,782	4.57%
Loans and leases (1)	20,498,075	516,741	5.07%	19,239,586	464,829	4.87%
Taxable securities	2,720,353	31,334	2.30%	2,758,235	25,099	1.82%
Non-taxable securities (2)	279,456	4,905	3.51%	282,860	5,179	3.66%
Temporary investments and interest bearing cash	470,266	5,633	2.42%	381,328	3,244	1.72%
Total interest-earning assets	24,194,413	$564,729	4.69%	22,959,001	$505,133	4.44%
Other assets	3,068,532			2,897,689
Total assets	$27,262,945			$25,856,690
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,326,162	$5,438	0.47%	$2,322,793	$2,775	0.24%
Money market deposits	6,570,488	26,368	0.81%	6,618,629	11,609	0.35%
Savings deposits	1,471,626	680	0.09%	1,459,824	414	0.06%
Time deposits	4,320,599	45,199	2.11%	3,218,477	22,071	1.38%
Total interest-bearing deposits	14,688,875	77,685	1.07%	13,619,723	36,869	0.55%
Repurchase agreements and federal funds purchased	331,477	1,213	0.74%	294,150	218	0.15%
Term debt	848,783	8,246	1.96%	802,031	6,839	1.72%
Junior subordinated debentures	385,798	11,868	6.20%	370,556	10,332	5.62%
Total interest-bearing liabilities	16,254,933	$99,012	1.23%	15,086,460	$54,258	0.73%
Non-interest-bearing deposits	6,530,992			6,548,566
Other liabilities	354,674			239,716
Total liabilities	23,140,599			21,874,742
Common equity	4,122,346			3,981,948
Total liabilities and shareholders' equity	$27,262,945			$25,856,690
NET INTEREST INCOME		$465,717			$450,875
NET INTEREST SPREAD			3.46%			3.71%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.86%			3.96%

(1)	Non-accrual loans and leases are included in the average balance.

(2)
Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $870,000 for the six months ended June 30, 2019, as compared to $1.0 million for the same period in 2018.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and six months ended June 30, 2019 as compared to the same periods in 2018. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Rate/Volume Analysis

(in thousands)	Three Months Ended June 30,
	2019 compared to 2018
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(775)	$134	$(641)
Loans and leases	14,933	7,695	22,628
Taxable securities	(132)	2,061	1,929
Non-taxable securities (1)	(67)	(147)	(214)
Temporary investments and interest bearing cash	1,807	821	2,628
Total (1)	15,766	10,564	26,330
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	7	1,226	1,233
Money market deposits	410	9,045	9,455
Savings deposits	—	158	158
Time deposits	3,907	7,579	11,486
Repurchase agreements	(33)	281	248
Term debt	471	614	1,085
Junior subordinated debentures	223	258	481
Total	4,985	19,161	24,146
Net increase in net interest income (1)	$10,781	$(8,597)	$2,184

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

(in thousands)	Six Months Ended June 30,
	2019 compared to 2018
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(1,771)	$1,105	$(666)
Loans and leases	31,813	20,099	51,912
Taxable securities	(344)	6,579	6,235
Non-taxable securities (1)	(62)	(212)	(274)
Temporary investments and interest bearing cash	869	1,520	2,389
Total (1)	30,505	29,091	59,596
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	4	2,659	2,663
Money market	(85)	14,844	14,759
Savings	3	263	266
Time deposits	9,125	14,003	23,128
Repurchase agreements	372	623	995
Term debt	415	992	1,407
Junior subordinated debentures	438	1,098	1,536
Total	10,272	34,482	44,754
Net increase in net interest income (1)	$20,233	$(5,391)	$14,842

(1)	Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $19.4 million and $33.0 million, respectively, for the three and six months ended June 30, 2019, as compared to $13.3 million and $27.0 million, respectively, for the three and six months ended June 30, 2018. The increase in the provision for the three and six months ended June 30, 2019 as compared to the same prior year periods is primarily attributable to growth in the loan and lease portfolio, as well as an increase in net charge-offs. As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three and six months ended June 30, 2019 was 0.38% and 0.33%, respectively, as compared to 0.28% for the same periods in 2018.

For the three and six months ended June 30, 2019, net charge-offs were $13.2 million and $26.8 million, respectively, or 0.26%, of average loans and leases (annualized) for both periods, as compared to $10.7 million and $23.0 million, respectively, or 0.22% and 0.24%, respectively, of average loans and leases (annualized), for the three and six months ended June 30, 2018. The majority of net charge-offs relate to losses realized in the lease and equipment finance portfolio, which is included in the commercial loan portfolio.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral-dependent loans.  Therefore, the non-accrual loans of $35.0 million as of June 30, 2019 have been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three and six months ended June 30, 2019 was $121.8 million and $167.6 million, respectively, an increase of $50.2 million and $17.3 million, respectively, or 70% and 12%, respectively, as compared to the same periods in 2018. The following table presents the key components of non-interest income for the three and six months ended June 30, 2019 and 2018:

Non-Interest Income

(in thousands)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019	2018	Change Amount	Change Percent	2019	2018	Change Amount	Change Percent
Service charges on deposits	$15,953	$15,520	$433	3%	$31,231	$30,515	$716	2%
Brokerage revenue	3,980	4,161	(181)	(4)%	7,790	8,355	(565)	(7)%
Residential mortgage banking revenue, net	9,529	33,163	(23,634)	(71)%	20,760	71,601	(50,841)	(71)%
(Loss) gain on sale of debt securities, net	(7,186)	14	(7,200)	nm	(7,186)	14	(7,200)	nm
Gain (loss) on equity securities, net	82,607	(1,432)	84,039	nm	83,302	(1,432)	84,734	nm
Gain on loan sales, net	3,333	1,348	1,985	147%	4,102	2,578	1,524	59%
BOLI income	2,093	2,060	33	2%	4,261	4,130	131	3%
Other income	11,514	16,817	(5,303)	(32)%	23,303	34,457	(11,154)	(32)%
Total	$121,823	$71,651	$50,172	70%	$167,563	$150,218	$17,345	12%
nm = Not meaningful

The loss on sale of debt securities for the three and six months ended June 30, 2019, increased $7.2 million as compared to the same periods of the prior year due to a strategic restructuring of our available for sale debt securities portfolio to reduce interest rate sensitivity for a potentially decreasing interest rate environment, increase operational efficiency, and improve the cash liquidity position of the Company.

Gain on equity securities for the three and six months ended June 30, 2019, compared to the same periods in the prior year increased due primarily to the one-time gain on sale of all of the owned shares of Visa Inc. Class B common stock held by the Company.

The gain on loan sales for the three and six months ended June 30, 2019, increased by $2.0 million and $1.5 million, respectively, due to the mix and volume of loans sold during the periods.

Other income for the three and six months ended June 30, 2019 compared to the same periods in the prior year decreased by $5.3 million and $11.2 million, respectively. The decrease for both periods was primarily related the swap derivative value decrease of $4.2 million and $7.9 million, respectively, attributable to the decrease in long-term interest rates during the period, as well as a decrease of debt capital market swap fee revenue of $1.7 million and $4.6 million, respectively, due to the timing of production.

The following table presents our residential mortgage banking revenues for the three and six months ended June 30, 2019 and 2018:

Summary of Residential Mortgage Banking Revenues

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Origination and sale	$23,151	$28,159	$37,524	$50,996
Servicing	11,036	10,407	21,860	20,929
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	(6,905)	(5,903)	(13,336)	(12,101)
Changes in valuation inputs or assumptions (1)	(17,753)	500	(25,288)	11,777
Balance, end of period	$9,529	$33,163	$20,760	$71,601

(1)	The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Residential mortgage banking revenue for the three and six months ended June 30, 2019, as compared to the same periods of 2018 decreased by $23.6 million and $50.8 million, respectively. The decrease for the three and six month periods was primarily driven by a higher loss on fair value of the MSR asset of $24.7 million and $38.6 million, respectively, as compared to a loss on fair value of $5.4 million and $324,000 for the same periods in 2018. This decrease was due to decreased interest rates during the three and six months ended June 30, 2019 which caused prepayment speeds to rise as well as changes to inputs and assumptions in the valuation model. In addition, the closed loans for sale volume for the three and six months ended June 30, 2019, decreased 17% and 22%, respectively, due to a slowdown in refinance activity. The gain on sale margin decreased to 3.32% and 3.17% for the three and six months ended June 30, 2019, respectively, compared to 3.35% and 3.34%, respectively, in the same periods of the prior year.

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2019 was $180.4 million and $352.0 million, respectively a decrease of $15.2 million and $29.7 million, respectively, or 8% for both periods as compared to the same periods in 2018. The following table presents the key elements of non-interest expense for the three and six months ended June 30, 2019 and 2018:

Non-Interest Expense

(in thousands)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019	2018	Change Amount	Change Percent	2019	2018	Change Amount	Change Percent
Salaries and employee benefits	$104,049	$113,340	$(9,291)	(8)%	$204,707	$219,891	$(15,184)	(7)%
Occupancy and equipment, net	36,032	37,584	(1,552)	(4)%	72,277	76,245	(3,968)	(5)%
Communications	3,906	4,447	(541)	(12)%	8,126	8,880	(754)	(8)%
Marketing	4,312	3,088	1,224	40%	7,038	4,888	2,150	44%
Services	13,227	16,627	(3,400)	(20)%	25,437	31,688	(6,251)	(20)%
FDIC assessments	2,837	4,692	(1,855)	(40)%	5,779	9,172	(3,393)	(37)%
Loss (gain) on other real estate owned, net	2,678	(92)	2,770	nm	2,627	(130)	2,757	nm
Intangible amortization	1,405	1,542	(137)	(9)%	2,809	3,083	(274)	(9)%
Other expenses	11,969	14,344	(2,375)	(17)%	23,207	27,968	(4,761)	(17)%
Total	$180,415	$195,572	$(15,157)	(8)%	$352,007	$381,685	$(29,678)	(8)%
nm = Not meaningful

Salaries and employee benefits decreased by $9.3 million and $15.2 million for the three and six months ended June 30, 2019, as compared to the same periods in the prior year. The decrease in salaries and employee benefits for the three and six months ended June 30, 2019, is primarily related to lower compensation, payroll taxes, and employee severance, resulting from the Company's operational efficiency initiatives as well as lower group insurance rates during the period.

Occupancy and equipment expense decreased by $1.6 million and $4.0 million, respectively, for the three and six months ended June 30, 2019, as compared to the same periods in the prior year resulting from the reduction in the number of store locations.

Marketing expense increased by $1.2 million and $2.2 million, respectively, for the three and six months ended June 30, 2019, as compared to the same periods in the prior year due to the marketing efforts to drive our strategic initiatives, including to gain traction with wholesale and middle-market customers and to promote our Go-To app, which launched in April 2019, as well as digital marketing for new customers.

Services expense decreased by $3.4 million and $6.3 million, respectively, for the three and six months ended June 30, 2019, as compared to the same periods in the prior year, primarily related to lower consulting fees to assist with the identification and implementation of organizational simplification and efficiencies in the same periods of the prior year.

FDIC assessments decreased by $1.9 million and $3.4 million for the three and six months ended June 30, 2019, due to the discontinuation of the large-institution surcharge that had been included in the assessment in the prior periods.

The increased loss on other real estate owned for both the three and six months ended June 30, 2019, was due to a valuation adjustment on one property held.

Other non-interest expense decreased by $2.4 million and $4.8 million for the three and six months ended June 30, 2019, as compared to the same periods in the prior year. The decrease is primarily related to a decrease in exit and disposal costs during the three and six months ended June 30, 2019.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three and six months ended June 30, 2019, was 25.1% and 24.9%, as compared to 24.7% and 24.3% for the three and six months ended June 30, 2018. The effective tax rates differed from the statutory rate principally because of state taxes, the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, non-deductible FDIC premiums and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Equity and other securities were $66.4 million at June 30, 2019, up from $61.8 million at December 31, 2018.

Investment securities available for sale were $2.7 billion as of June 30, 2019, compared to $3.0 billion at December 31, 2018.  The decrease was due to sales and paydowns of $662.5 million, partially offset by purchases of $322.4 million of investment securities as well as an increase of $81.2 million in fair value of investment securities available for sale.

Investment securities held to maturity were $3.4 million as of June 30, 2019, comparable to $3.6 million at December 31, 2018.

The following tables present the available for sale and held to maturity investment securities portfolio by major type as of June 30, 2019 and December 31, 2018:

 Investment Securities Composition

(dollars in thousands)	Investment Securities Available for Sale
	June 30, 2019		December 31, 2018
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$337,101	13%	$39,656	1%
Obligations of states and political subdivisions	270,952	10%	309,171	10%
Residential mortgage-backed securities and collateralized mortgage obligations	2,090,345	77%	2,628,281	89%
Total	$2,698,398	100%	$2,977,108	100%

(dollars in thousands)	Investment Securities Held to Maturity
	June 30, 2019		December 31, 2018
	Amortized Cost	%	Amortized Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$3,416	100%	$3,606	100%
Total	$3,416	100%	$3,606	100%

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

In June 2019, the Company completed a strategic restructuring of a portion of the available for sale debt securities portfolio. This restructuring resulted in the sale of certain securities at a gross loss of $7.3 million. This was a tactical effort to reduce interest rate sensitivity for a potentially decreasing interest rate environment, increase operational efficiency, and improve the cash liquidity position of the Company.

Gross unrealized losses in the available for sale investment portfolio were $13.4 million at June 30, 2019.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $13.1 million. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, these securities are considered only temporarily impaired due to these changes in market interest rates.

Restricted Equity Securities

Restricted equity securities were $43.1 million at June 30, 2019 and $40.3 million at December 31, 2018, the majority of which represents the Bank's investment in the FHLB of Des Moines. The increase is attributable to purchases of FHLB stock during the period due to additional borrowing activity. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Loans and Leases

Loans and Leases, net

Total loans and leases outstanding at June 30, 2019 were $21.0 billion, an increase of $530.7 million as compared to December 31, 2018. The increase is attributable to net new loan and lease originations of $619.3 million, partially offset by loans sold of $54.4 million and charge-offs of $33.9 million.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of June 30, 2019 and December 31, 2018.

Loan and Lease Concentrations

(dollars in thousands)	June 30, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,537,084	16.9%	$3,573,065	17.5%
Owner occupied term, net	2,396,674	11.4%	2,480,371	12.1%
Multifamily, net	3,341,547	15.9%	3,304,763	16.2%
Construction & development, net	732,932	3.5%	736,254	3.6%
Residential development, net	199,421	1.0%	196,890	1.0%
Commercial
Term, net	2,271,346	10.9%	2,232,923	10.9%
Lines of credit & other, net	1,280,587	6.1%	1,169,525	5.7%
Leases & equipment finance, net	1,449,579	6.9%	1,330,155	6.5%
Residential
Mortgage, net	3,995,643	19.1%	3,635,073	17.8%
Home equity loans & lines, net	1,215,215	5.8%	1,176,477	5.8%
Consumer & other, net	533,343	2.5%	587,170	2.9%
Total, net of deferred fees and costs	$20,953,371	100.0%	$20,422,666	100.0%

Asset Quality and Non-Performing Assets

Non-Performing Assets

The following table summarizes our non-performing assets and restructured loans as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019	December 31, 2018
Loans and leases on non-accrual status	$35,022	$50,823
Loans and leases past due 90 days or more and accruing (1)	35,700	36,444
Total non-performing loans and leases	70,722	87,267
Other real estate owned	8,423	10,958
Total non-performing assets	$79,145	$98,225
Restructured loans (2)	$15,267	$13,924
Allowance for loan and lease losses	$151,069	$144,871
Reserve for unfunded commitments	4,857	4,523
Allowance for credit losses	$155,926	$149,394
Asset quality ratios:
Non-performing assets to total assets	0.28%	0.36%
Non-performing loans and leases to total loans and leases	0.34%	0.43%
Allowance for loan and leases losses to total loans and leases	0.72%	0.71%
Allowance for credit losses to total loans and leases	0.74%	0.73%
Allowance for credit losses to total non-performing loans and leases	220%	171%

(1)
Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $5.4 million and $8.9 million at June 30, 2019 and December 31, 2018, respectively.

(2)	Represents accruing restructured loans performing according to their restructured terms.

The purchased non-credit impaired loans had remaining discount that is expected to accrete into interest income over the life of the loans of $19.0 million and $24.7 million, as of June 30, 2019 and December 31, 2018, respectively. The purchased credit impaired loan pools had remaining discounts of $22.3 million and $24.9 million, as of June 30, 2019 and December 31, 2018, respectively.

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

Restructured Loans

At June 30, 2019 and December 31, 2018, impaired loans of $15.3 million and $13.9 million, respectively, were classified as performing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a new restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $151.1 million at June 30, 2019, an increase of $6.2 million from $144.9 million at December 31, 2018. The following table shows the activity in the ALLL for the three and six months ended June 30, 2019 and 2018:

Allowance for Loan and Lease Losses

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance, beginning of period	$144,872	$141,933	$144,871	$140,608
Loans charged-off:
Charge-offs	(16,707)	(14,815)	(33,859)	(30,627)
Recoveries	3,552	4,119	7,021	7,600
Net charge-offs	(13,155)	(10,696)	(26,838)	(23,027)
Provision for loan and lease losses	19,352	13,319	33,036	26,975
Balance, end of period	$151,069	$144,556	$151,069	$144,556
As a percentage of average loans and leases (annualized):
Net charge-offs	0.26%	0.22%	0.26%	0.24%
Provision for loan and lease losses	0.38%	0.28%	0.33%	0.28%
Recoveries as a percentage of charge-offs	21.26%	27.80%	20.74%	24.81%

The increase in allowance for loan and lease losses as of June 30, 2019 compared to the same period of the prior year was primarily attributable to growth in the loan and lease portfolio. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans in each category to total loans and leases as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019		December 31, 2018
	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$48,997	48.7%	$47,904	50.4%
Commercial	68,353	23.9%	63,957	23.1%
Residential	23,654	24.9%	22,034	23.6%
Consumer & other	10,065	2.5%	10,976	2.9%
Allowance for loan and lease losses	$151,069		$144,871

At June 30, 2019, the recorded investment in loans classified as impaired totaled $27.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $170,000.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2018, the total recorded investment in impaired loans was $42.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $180,000.

The following table presents a summary of activity in the RUC:

Summary of Reserve for Unfunded Commitments Activity

(in thousands)	Three months ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance, beginning of period	$4,654	$4,129	$4,523	$3,963
Net charge to other expense	203	1	334	167
Balance, end of period	$4,857	$4,130	$4,857	$4,130

We believe that the ALLL and RUC at June 30, 2019 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Residential Mortgage Servicing Rights

The following table presents the key elements of our residential mortgage servicing rights portfolio for the three and six months ended June 30, 2019 and 2018:

Summary of Residential Mortgage Servicing Rights

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance, beginning of period	$158,946	$164,760	$169,025	$153,151
Additions for new MSR capitalized	5,492	6,860	9,379	13,390
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(6,905)	(5,903)	(13,336)	(12,101)
Changes due to valuation inputs or assumptions (1)	(17,753)	500	(25,288)	11,777
Balance, end of period	$139,780	$166,217	$139,780	$166,217

(1)	The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our residential serviced loan portfolio as of June 30, 2019 and December 31, 2018 was as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Balance of loans serviced for others	$15,796,102	$15,978,885
MSR as a percentage of serviced loans	0.88%	1.06%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue. The value of servicing rights can fluctuate based on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of a refinance incentive, the total value of existing servicing rights declines as no further servicing fees are collected. Mortgage rates decreased during the three and six months ended June 30, 2019 which caused prepayment speed assumptions to rise.

The fair value of the MSR portfolio decreased $17.8 million and $25.3 million, respectively, due to changes to inputs to the valuation model including changes in discount rates and prepayment speeds and decreased $6.9 million and $13.3 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three and six months ended June 30, 2019. The decrease in the fair value of the MSR portfolio for the three and six months ended June 30, 2018, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs were $5.9 million and $12.1 million, respectively, offset by an increase of $500,000 and $11.8 million, respectively, due to changes in the valuation inputs and assumptions.

Goodwill and Other Intangible Assets

At June 30, 2019 and December 31, 2018, we had goodwill of $1.8 billion.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. There were no changes to goodwill during the six months ended June 30, 2019.

At June 30, 2019, we had other intangible assets of $21.2 million, compared to $24.0 million at December 31, 2018.   As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which include all deposits except certificates of deposit, are recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten year life. The decrease from December 31, 2018 relates to the amortization of the other intangible assets of $2.8 million for the six months ended June 30, 2019.

Deposits

Total deposits were $21.8 billion at June 30, 2019, an increase of $681.5 million, as compared to December 31, 2018. The increase is attributable to growth in time deposits, money market deposits and non-interest bearing demand deposits.

The following table presents the deposit balances by major category as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
Non-interest bearing demand	$6,771,087	31%	$6,667,467	32%
Interest bearing demand	2,355,473	11%	2,340,471	11%
Money market	6,789,036	31%	6,645,390	31%
Savings	1,446,332	7%	1,492,685	7%
Time, $100,000 or greater	3,289,216	15%	2,947,084	14%
Time, less than $100,000	1,167,869	5%	1,044,389	5%
Total	$21,819,013	100%	$21,137,486	100%

The Company's brokered deposits totaled $1.6 billion at June 30, 2019, compared to $1.4 billion at December 31, 2018.  The increase in brokered deposits serves to support our on-balance-sheet liquidity position.

Borrowings

At June 30, 2019, the Bank had outstanding $308.1 million of securities sold under agreements to repurchase, an increase of $10.9 million from December 31, 2018. At both June 30, 2019 and December 31, 2018, there were no outstanding federal funds purchased balances. The Bank had outstanding term debt consisting of advances from the FHLB of $821.7 million at June 30, 2019, which increased $69.9 million from December 31, 2018. The FHLB advances are secured by investment securities and loans secured by real estate. The FHLB advances have fixed interest rates ranging from 1.40% to 7.10% and mature in 2019 through 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $365.6 million and $389.6 million at June 30, 2019 and December 31, 2018, respectively.  The decrease is due to the change in fair value for the junior subordinated debentures elected to be carried at fair value. As of June 30, 2019, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 8% of total deposits at June 30, 2019 and 9% of total deposits at December 31, 2018. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $7.3 billion at June 30, 2019, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $637.3 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at June 30, 2019. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $113.0 million of dividends paid by the Bank to the Company in the six months ended June 30, 2019.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $117.8 million during the six months ended June 30, 2019, with the difference between cash used in operating activities and net income consisting of originations of loans held for sale of $1.2 billion, the increase in other assets of $115.0 million, gain on equity securities of $83.3 million, and gain on sale of loans of $34.5 million, offset by proceeds from the sale of loans held for sale of $1.0 billion, a loss on fair value of residential mortgage servicing rights carried at fair value of $38.6 million, provision for loan and lease losses of $33.0 million, and depreciation, amortization and accretion of $22.6 million. This compares to net cash provided by operating activities of $49.4 million during the six months ended June 30, 2018, with the difference between cash provided by operating activities and net income largely consisting of originations of loans held for sale of $1.5 billion, offset by proceeds from the sale of loans held for sale of $1.4 billion.

Net cash of $188.7 million used in investing activities during the six months ended June 30, 2019, consisted principally of net loan originations of $619.3 million, purchases of investment securities, available for sale of $322.4 million, purchase of restricted equity securities of $205.4 million, and net cash paid in divestiture of stores of $44.6 million, offset by proceeds from investment securities available for sale of $662.5 million, redemption of restricted equity securities of $202.6 million, proceeds from sale of Visa Inc. Class B common stock of $81.9 million, and proceeds from sales of loans of $58.5 million. This compares to net cash of $550.2 million used in investing activities during the six months ended June 30, 2018, which consisted principally of net loan originations of $687.5 million, purchases of investment securities available for sale of $134.1 million and purchases of restricted equity securities of $45.6 million, offset by proceeds from investment securities available for sale of $227.9 million, redemption of restricted equity securities of $46.8 million and proceeds from the sale of loans and leases of $41.6 million.

Net cash of $717.6 million provided by financing activities during the six months ended June 30, 2019 primarily consisted of $731.2 million net increase in deposits, proceeds from term debt borrowings of $330.7 million and a net increase in securities sold under agreements to repurchase of $10.9 million, offset by $260.7 million repayment of term debt and $92.6 million of dividends paid on common stock. This compares to net cash of $669.6 million provided by financing activities during the six months ended June 30, 2018, which consisted primarily of $796.6 million net increase in deposits and proceeds from term debt borrowings of $50.0 million, offset by $83.7 million of dividends paid on common stock, $50.7 million repayment of term debt, a net decrease in securities sold under agreements to repurchase of $20.6 million, $12.5 million in the repurchase and retirement of common stock and $10.6 million repayment on junior subordinated debentures.

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

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at June 30, 2019 was $4.2 billion, an increase of $172.1 million from December 31, 2018. The increase in shareholders' equity during the six months ended June 30, 2019 was principally due to net income and other comprehensive income for the period, offset by declared common dividends.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2019 and 2018:

Cash Dividends and Payout Ratios per Common Share

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Dividend declared per common share	$0.21	$0.20	$0.42	$0.40
Dividend payout ratio	41%	67%	50%	61%

As of June 30, 2019, a total of 10.2 million shares are available for repurchase under the Company's current share repurchase plan. During the six months ended June 30, 2019, no shares were repurchased under this plan. The Board of Directors approved an extension of the repurchase plan to July 31, 2021. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or whole by tendering previously held shares.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III") at June 30, 2019 and December 31, 2018:

(dollars in thousands)	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Total Capital
(to Risk Weighted Assets)
Consolidated	$3,019,856	13.72%	$1,760,936	8.00%	$2,201,169	10.00%
Umpqua Bank	$2,859,453	13.01%	$1,758,676	8.00%	$2,198,346	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,412,930	10.96%	$1,320,702	6.00%	$1,760,936	8.00%
Umpqua Bank	$2,703,566	12.30%	$1,319,007	6.00%	$1,758,676	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,412,930	10.96%	$990,526	4.50%	$1,430,760	6.50%
Umpqua Bank	$2,703,566	12.30%	$989,255	4.50%	$1,428,925	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,412,930	9.31%	$1,036,514	4.00%	$1,295,642	5.00%
Umpqua Bank	$2,703,566	10.44%	$1,035,739	4.00%	$1,294,674	5.00%
December 31, 2018
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,916,143	13.51%	$1,727,280	8.00%	$2,159,100	10.00%
Umpqua Bank	$2,765,748	12.83%	$1,724,757	8.00%	$2,155,946	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,315,750	10.73%	$1,295,460	6.00%	$1,727,280	8.00%
Umpqua Bank	$2,616,456	12.14%	$1,293,568	6.00%	$1,724,757	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,315,750	10.73%	$971,595	4.50%	$1,403,415	6.50%
Umpqua Bank	$2,616,456	12.14%	$970,176	4.50%	$1,401,365	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,315,750	9.31%	$994,905	4.00%	$1,243,631	5.00%
Umpqua Bank	$2,616,456	10.53%	$994,268	4.00%	$1,242,835	5.00%

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of June 30, 2019.

No change in our internal controls occurred during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2019:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
4/1/19 - 4/30/19	1,797	$17.33	—	10,155,429
5/1/19 - 5/31/19	1,849	$16.65	—	10,155,429
6/1/19 - 6/30/19	—	$—	—	10,155,429
Total for quarter	3,646	$16.98	—

(1)
Common shares repurchased by the Company during the quarter consist of cancellation of 3,646 shares to be issued upon vesting of restricted stock awards to pay withholding taxes. During the three months ended June 30, 2019, no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)
The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2021. As of June 30, 2019, a total of 10.2 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

Item 3.            Defaults upon Senior Securities

Not applicable

Item 4.            Mine Safety Disclosures

Not applicable

Item 5.            Other Information

Not applicable

Item 6.            Exhibits

Exhibit #	Description

3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1*	Form Amendment to executive officer Employment Agreements with Ron Farnsworth, David Shotwell, Neal McLaughlin and Andrew Ognall dated effective July 18, 2019 (filed herewith)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included in Exhibit 101)

*	Indicates compensatory plan or arrangement

(a)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 23, 2018

(b)	Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 21, 2017

(c)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	August 6, 2019	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	August 6, 2019	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	August 6, 2019	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer