Form 10-Q
period 2019-09-30
UMPQUA HOLDINGS CORP
filed 2019-11-06
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	September 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Common stock, no par value: 220,216,539 shares outstanding as of October 31, 2019

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.       FINANCIAL INFORMATION
Item 1.         Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks (restricted cash of $85,035 and $37,408)	$433,620	$335,419
Interest bearing cash and temporary investments (restricted cash of $415 and $1,232)	757,824	287,218
Total cash and cash equivalents	1,191,444	622,637
Investment securities
Equity and other, at fair value	64,764	61,841
Available for sale, at fair value	2,842,076	2,977,108
Held to maturity, at amortized cost	3,320	3,606
Loans held for sale, at fair value	355,022	166,461
Loans and leases	21,520,794	20,422,666
Allowance for loan and lease losses	(156,288)	(144,871)
Net loans and leases	21,364,506	20,277,795
Restricted equity securities	54,463	40,268
Premises and equipment, net	203,391	227,423
Operating lease right-of-use assets	108,187	—
Goodwill	1,787,651	1,787,651
Other intangible assets, net	19,750	23,964
Residential mortgage servicing rights, at fair value	151,383	169,025
Other real estate owned	4,026	10,958
Bank owned life insurance	318,533	313,626
Other assets	462,339	257,418
Total assets	$28,930,855	$26,939,781
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$7,123,180	$6,667,467
Interest bearing	15,311,554	14,470,019
Total deposits	22,434,734	21,137,486
Securities sold under agreements to repurchase	296,717	297,151
Borrowings	1,106,674	751,788
Junior subordinated debentures, at fair value	267,798	300,870
Junior subordinated debentures, at amortized cost	88,553	88,724
Operating lease liabilities	116,924	—
Deferred tax liability, net	67,055	25,846
Other liabilities	262,884	281,474
Total liabilities	24,641,339	22,883,339
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2019 and 2018; issued and outstanding: 220,212,134 in 2019 and 220,255,039 in 2018	3,511,493	3,512,874
Retained earnings	733,059	602,482
Accumulated other comprehensive income (loss)	44,964	(58,914)
Total shareholders' equity	4,289,516	4,056,442
Total liabilities and shareholders' equity	$28,930,855	$26,939,781

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
INTEREST INCOME
Interest and fees on loans and leases	$266,111	$246,410	$788,968	$718,021
Interest and dividends on investment securities:
Taxable	12,546	24,435	42,789	48,633
Exempt from federal income tax	1,727	2,048	5,762	6,233
Dividends	599	549	1,690	1,450
Interest on temporary investments and interest bearing deposits	4,204	2,800	9,837	6,044
Total interest income	285,187	276,242	849,046	780,381
INTEREST EXPENSE
Interest on deposits	45,876	25,692	123,561	62,561
Interest on securities sold under agreement to repurchase and federal funds purchased	448	103	1,661	321
Interest on borrowings	4,238	3,439	12,484	10,278
Interest on junior subordinated debentures	5,652	5,640	17,520	15,972
Total interest expense	56,214	34,874	155,226	89,132
Net interest income	228,973	241,368	693,820	691,249
PROVISION FOR LOAN AND LEASE LOSSES	23,227	11,711	56,263	38,686
Net interest income after provision for loan and lease losses	205,746	229,657	637,557	652,563
NON-INTEREST INCOME
Service charges on deposits	16,627	15,574	47,858	46,089
Brokerage revenue	4,060	3,947	11,850	12,302
Residential mortgage banking revenue, net	47,000	31,484	67,760	103,085
(Loss) gain on sale of debt securities, net	—	—	(7,186)	14
Gain (loss) on equity securities, net	257	(462)	83,559	(1,894)
Gain on loan and lease sales, net	1,762	2,772	5,864	5,350
BOLI income	2,067	2,051	6,328	6,181
Other income	16,739	17,022	40,042	51,479
Total non-interest income	88,512	72,388	256,075	222,606
NON-INTEREST EXPENSE
Salaries and employee benefits	106,819	103,575	311,526	323,466
Occupancy and equipment, net	35,446	36,530	107,723	112,775
Communications	3,617	4,165	11,743	13,045
Marketing	3,804	3,969	10,842	8,857
Services	15,326	14,794	40,763	46,482
FDIC assessments	2,587	4,303	8,366	13,475
Loss (gain) on other real estate owned, net	1,188	(128)	3,815	(258)
Intangible amortization	1,405	1,541	4,214	4,624
Other expenses	13,398	10,543	36,605	38,511
Total non-interest expense	183,590	179,292	535,597	560,977
Income before provision for income taxes	110,668	122,753	358,035	314,192
Provision for income taxes	26,166	31,772	87,690	78,240
Net income	$84,502	$90,981	$270,345	$235,952
Earnings per common share:
Basic	$0.38	$0.41	$1.23	$1.07
Diluted	$0.38	$0.41	$1.23	$1.07
Weighted average number of common shares outstanding:
Basic	220,285	220,224	220,379	220,292
Diluted	220,583	220,620	220,642	220,751

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$84,502	$90,981	$270,345	$235,952
Available for sale securities:
Unrealized gains (losses) arising during the period	26,352	(29,262)	100,381	(75,479)
Income tax (expense) benefit related to unrealized gains (losses)	(6,778)	7,471	(25,819)	19,270

Reclassification adjustment for net realized losses (gains) in earnings	—	—	7,186	(14)
Income tax (benefit) expense related to realized losses (gains)	—	—	(1,848)	4
Net change in unrealized gains (losses) for available for sale securities	19,574	(21,791)	79,900	(56,219)

Junior subordinated debentures, at fair value:
Unrealized gains (losses) arising during the period	8,450	(2,409)	32,254	(5,605)
Income tax (expense) benefit related to unrealized gains (losses)	(2,173)	615	(8,276)	1,431
Net change in unrealized gains (losses) for junior subordinated debentures, at fair value	6,277	(1,794)	23,978	(4,174)
Other comprehensive income (loss), net of tax	25,851	(23,585)	103,878	(60,393)
Comprehensive income	$110,353	$67,396	$374,223	$175,559

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

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Continued)
(UNAUDITED)

(in thousands, except shares)	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Retained Earnings		Total
Balance at January 1, 2019	220,255,039	$3,512,874	$602,482	$(58,914)	$4,056,442
Net income			74,033		74,033
Other comprehensive income, net of tax				29,632	29,632
Stock-based compensation		754			754
Stock repurchased and retired	(108,088)	(1,918)			(1,918)
Issuances of common stock under stock plans	310,257	21			21
Cash dividends on common stock ($0.21 per share)			(46,394)		(46,394)
Leases, cumulative effect adjustment (2)			(244)		(244)
Balance at March 31, 2019	220,457,208	$3,511,731	$629,877	$(29,282)	$4,112,326
Net income			111,810		111,810
Other comprehensive income, net of tax				48,395	48,395
Stock-based compensation		2,722			2,722
Stock repurchased and retired	(4,113)	(62)			(62)
Issuances of common stock under stock plans	45,589	—			—
Cash dividends on common stock ($0.21 per share)			(46,684)		(46,684)
Balance at June 30, 2019	220,498,684	$3,514,391	$695,003	$19,113	$4,228,507
Net income			84,502		84,502
Other comprehensive income, net of tax				25,851	25,851
Stock-based compensation		2,350			2,350
Stock repurchased and retired	(300,719)	(5,248)			(5,248)
Issuances of common stock under stock plans	14,169	—			—
Cash dividends on common stock ($0.21 per share)			(46,446)		(46,446)
Balance at September 30, 2019	220,212,134	$3,511,493	$733,059	$44,964	$4,289,516

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

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$270,345	$235,952
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	19,592	15,485
Loss (gain) on sale of investment securities, net	7,186	(14)
Loss (gain) on sale of other real estate owned, net	802	(324)
Valuation adjustment on other real estate owned	3,013	66
Provision for loan and lease losses	56,263	38,686
Change in cash surrender value of bank owned life insurance	(6,365)	(6,281)
Depreciation, amortization and accretion	33,126	40,015
Gain on sale of premises and equipment	(1,568)	(2,365)
Gain on store divestiture	(1,225)	(1,157)
Additions to residential mortgage servicing rights carried at fair value	(16,772)	(22,012)
Change in fair value of residential mortgage servicing rights carried at fair value	34,414	125
Gain on redemption of junior subordinated debentures at amortized cost	—	(1,043)
Stock-based compensation	5,826	5,519
Net increase in equity and other investments	(1,217)	(123)
(Gain) loss on equity securities, net	(83,559)	1,894
Gain on sale of loans and leases, net	(65,707)	(59,485)
Change in fair value of loans held for sale	(5,758)	1,103
Origination of loans held for sale	(2,029,682)	(2,283,639)
Proceeds from sales of loans held for sale	1,906,722	2,306,652
Change in other assets and liabilities:
Net (increase) decrease in other assets	(183,131)	6,167
Net (decrease) increase in other liabilities	(20,180)	43,380
Net cash (used in) provided by operating activities	(77,875)	318,601
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(563,606)	(283,948)
Proceeds from investment securities available for sale	778,259	341,680
Proceeds from investment securities held to maturity	432	385
Proceeds from sale of equity securities	81,853	—
Purchases of restricted equity securities	(220,200)	(45,601)
Redemption of restricted equity securities	206,005	48,840
Net change in loans and leases	(1,235,214)	(991,726)
Proceeds from sales of loans and leases	88,776	119,783
Change in premises and equipment	(8,230)	(5,686)
Proceeds from bank owned life insurance death benefits	1,869	1,481
Proceeds from sales of other real estate owned	5,835	2,805
Net cash paid in store divestiture	(44,646)	(35,219)
Net cash used in investing activities	$(908,867)	$(847,206)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
(in thousands)	Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$1,347,046	$981,648
Net decrease in securities sold under agreements to repurchase	(434)	(7,324)
Proceeds from borrowings	810,670	50,000
Repayment of borrowings	(455,670)	(100,652)
Repayment of junior subordinated debentures at amortized cost	—	(10,598)
Dividends paid on common stock	(138,856)	(127,662)
Proceeds from stock options exercised	21	1,065
Repurchase and retirement of common stock	(7,228)	(12,893)
Net cash provided by financing activities	1,555,549	773,584
Net increase in cash and cash equivalents	568,807	244,979
Cash and cash equivalents, beginning of period	622,637	634,280
Cash and cash equivalents, end of period	$1,191,444	$879,259

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$155,232	$83,255
Income taxes	$107,933	$49,475
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$79,900	$(56,219)
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$23,978	$(4,174)
Junior subordinated debentures, at fair value, cumulative effect adjustment	$—	$9,710
Cash dividend declared on common stock and payable after period-end	$46,245	$46,253
Change in GNMA mortgage loans recognized due to repurchase option	$(3,690)	$(4,407)
Transfer of loans to other real estate owned	$2,718	$2,587

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

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to September 30, 2019 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications.

Change in application of accounting principle

The Company's management elected to change the date of the annual goodwill impairment analysis to October 31 from the previous date of December 31. The Company determined that the date change allows for additional resources and time to analyze the factors that could affect goodwill prior to financial statement reporting. The Company believes this change to be immaterial and that the change will not produce different impairment results.

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

Umpqua adopted ASC 842 using the prospective approach without corresponding changes in the comparable prior periods. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. Adoption of the new standard resulted in the recognition of new lease ROU assets of $108.2 million and lease liabilities of $116.9 million on the balance sheet for our operating leases as of September 30, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings. This standard did not materially impact our consolidated net income and had no impact on cash flows.

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for certain financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for specified periods. The planned adoption date for the Company is January 1, 2020. The guidance is to be applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at the date of initial application. However, certain provisions of the guidance are only required to be applied on a prospective basis.

The ASU does not prescribe a method for implementation but does require the method chosen to be reasonable and supportable. The Company will use purchased and internally developed models. The majority of the models produce loan-level probability of default and loss given default factors. These factors are then used to determine life of loan loss rates, adjusted for prepayments. Two methods will be used to calculate the current expected credit loss: the discounted cash flow method for term loans and the non-discounted cash flow method for lines of credit. Along with the quantitative factors produced by the models, qualitative factors will be taken into consideration when developing the allowance amount.

The Company has an established cross-functional team and project management governance process in place to manage implementation of this new guidance. The team continues to work on implementation and is finalizing model build and validation, documenting process flow and internal controls, and conducting parallel runs. In addition, detailed and thorough disclosures are in the process of being developed to explain the complexity and aid the users of the financial statements to make informed decisions.

Management believes this ASU will have significant operational impacts as well as financial impacts on allowance estimates, capital ratios, and volatility of profit and loss. Based on our portfolio composition as of September 30, 2019, and the current economic environment, it is estimated the new guidance will result in an increase between 30% - 45% in the allowance for loan and lease losses; however, the Company is still in the process of testing and validating results and therefore the estimate is subject to change. The impact upon adoption will depend on the characteristics of the Company’s portfolios as well as the macroeconomic conditions and forecasts upon adoption, the validation of models and methodologies, and other management judgments.

Note 2 – Investment Securities

The following tables present the amortized costs, unrealized gains, unrealized losses and approximate fair values of debt securities at September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$576,089	$11,379	$(268)	$587,200
Obligations of states and political subdivisions	258,853	10,212	(35)	269,030
Residential mortgage-backed securities and collateralized mortgage obligations	1,968,346	22,424	(4,924)	1,985,846
	$2,803,288	$44,015	$(5,227)	$2,842,076
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,320	$1,018	$—	$4,338
	$3,320	$1,018	$—	$4,338

(in thousands)	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$40,002	$—	$(346)	$39,656
Obligations of states and political subdivisions	308,972	2,785	(2,586)	309,171
Residential mortgage-backed securities and collateralized mortgage obligations	2,696,913	3,590	(72,222)	2,628,281
	$3,045,887	$6,375	$(75,154)	$2,977,108
HELD TO MATURITY:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,606	$1,038	$—	$4,644
	$3,606	$1,038	$—	$4,644

Debt securities that were in an unrealized loss position as of September 30, 2019 and December 31, 2018 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

(in thousands)	September 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$47,566	$226	$19,956	$42	$67,522	$268
Obligations of states and political subdivisions	5,764	21	1,911	14	7,675	35
Residential mortgage-backed securities and collateralized mortgage obligations	104,014	160	522,391	4,764	626,405	4,924
Total temporarily impaired securities	$157,344	$407	$544,258	$4,820	$701,602	$5,227

(in thousands)	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AVAILABLE FOR SALE:
U.S. Treasury and agencies	$—	$—	$39,656	$346	$39,656	$346
Obligations of states and political subdivisions	59,963	800	38,691	1,786	98,654	2,586
Residential mortgage-backed securities and collateralized mortgage obligations	332,103	5,432	1,992,546	66,790	2,324,649	72,222
Total temporarily impaired securities	$392,066	$6,232	$2,070,893	$68,922	$2,462,959	$75,154

The unrealized losses on U.S. Treasury and agencies securities are due to increases in market interest rates since acquisition of each security and are not due to the underlying credit of the issuers. The unrealized losses on obligations of states and political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors the published credit ratings of these securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at September 30, 2019 are issued or guaranteed by government sponsored enterprises. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will be settled at a price at least equal to the amortized cost of each investment.

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

In June 2019, the Company completed a strategic restructuring of a portion of the available for sale debt securities portfolio. This restructuring resulted in the sale of certain securities at a gross loss of $7.3 million. This was a tactical effort to reduce interest rate sensitivity for a potentially decreasing interest rate environment and improve the cash liquidity position of the Company. The sales were primarily residential mortgage-backed securities and collateralized mortgage obligations and the purchases were non-callable agency bonds. The transaction resulted in an increased duration of the overall investment securities portfolio and a reduction in the portion of investments subject to prepayment.

The following table presents the contractual maturities of debt securities at September 30, 2019:

(in thousands)	Available For Sale		Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$24,236	$24,228	$—	$—
Due after one year through five years	52,813	53,341	—	—
Due after five years through ten years	796,964	811,297	16	16
Due after ten years	1,929,275	1,953,210	3,304	4,322
	$2,803,288	$2,842,076	$3,320	$4,338

The following table presents the gross realized gains and losses on the sale of debt securities available for sale for the nine months ended September 30, 2019 and 2018. There were no realized gains or losses on the sale of debt securities available for sale for the three months ended September 30, 2019 and 2018.

(in thousands)	Nine Months Ended
	September 30, 2019		September 30, 2018
	Gain	Loss	Gain	Loss
Obligations of states and political subdivisions	$16	$—	$—	$—
Residential mortgage-backed securities and collateralized mortgage obligations	143	(7,345)	14	—
	$159	$(7,345)	$14	$—

The following table presents the gains and losses on equity securities for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Unrealized gain (loss) recognized on equity securities held at the end of the period	$295	$(462)	$1,744	$(1,894)
Net gain (loss) recognized on equity securities sold during the period	(38)	—	81,815	—
Total gain (loss) recognized on equity securities	$257	$(462)	$83,559	$(1,894)

In June 2019, the Company completed the sale of all shares owned of Class B common stock of Visa Inc. resulting in a one-time gain of $81.9 million.

The following table presents, as of September 30, 2019, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$922,449	$934,186
Other securities pledged principally to secure repurchase agreements	490,393	498,739
Total pledged securities	$1,412,842	$1,432,925

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Commercial real estate
Non-owner occupied term, net	$3,495,555	$3,573,065
Owner occupied term, net	2,566,299	2,480,371
Multifamily, net	3,479,986	3,304,763
Construction & development, net	771,214	736,254
Residential development, net	191,500	196,890
Commercial
Term, net	2,310,759	2,232,923
Lines of credit & other, net	1,254,755	1,169,525
Leases & equipment finance, net	1,485,753	1,330,155
Residential
Mortgage, net	4,245,674	3,635,073
Home equity loans & lines, net	1,224,578	1,176,477
Consumer & other, net	494,721	587,170
Total loans, net of deferred fees and costs	$21,520,794	$20,422,666

The loan balances are net of deferred fees and costs of $73.6 million and $70.4 million as of September 30, 2019 and December 31, 2018, respectively. Net loans also include discounts on acquired loans of $37.0 million and $50.0 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, loans totaling $13.4 billion were pledged to secure borrowings and available lines of credit.

The outstanding contractual unpaid principal balance of purchased impaired loans, excluding acquisition accounting adjustments, was $146.3 million and $183.7 million at September 30, 2019 and December 31, 2018, respectively. The carrying balance of purchased impaired loans was $104.8 million and $134.5 million at September 30, 2019 and December 31, 2018, respectively.

The following table presents the changes in the accretable yield for purchased impaired loans for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance, beginning of period	$46,019	$62,966	$56,564	$74,268
Accretion to interest income	(6,982)	(3,793)	(17,300)	(19,694)
Disposals	(3,350)	(1,147)	(7,923)	(9,001)
Reclassifications from non-accretable difference	4,357	169	8,703	12,622
Balance, end of period	$40,044	$58,195	$40,044	$58,195

Umpqua, through its commercial equipment leasing subsidiary, FinPac, is a direct provider of commercial equipment leasing and financing throughout the United States, originating business through three distinct channels: small and mid-ticket third party originators, vendor finance, and Umpqua Bank Equipment Leasing & Finance. Direct finance leases are included within the lease and equipment finance segment within the loans and leases, net line item. All of these leases typically have terms of three to 5 years and are considered to be direct financing leases. Interest income recognized on these leases was $8.1 million and $24.6 million for the three and nine months ended September 30, 2019, respectively.

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

The following table presents the net investment in direct financing leases as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Minimum lease payments receivable	$463,834	$450,258
Estimated guaranteed and unguaranteed residual values	85,360	79,455
Initial direct costs - net of accumulated amortization	9,806	10,950
Unearned income	(73,083)	(79,777)
Net investment in direct financing leases	$485,917	$460,886

The following table presents the scheduled minimum lease payments receivable as of September 30, 2019:

(in thousands)
Year	Amount
2019	$41,122
2020	148,284
2021	117,687
2022	74,456
2023	38,675
Thereafter	43,610
$463,834

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases. The following table summarizes the carrying value of loans and leases sold by major loan type during the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Commercial real estate
Non-owner occupied term, net	$16,467	$3,215	$24,229	$8,369
Owner occupied term, net	2,780	12,751	15,751	26,843
Multifamily, net	—	4,432	—	4,432
Commercial
Term, net	7,670	13,331	23,633	33,120
Lines of credit & other, net	1,619	—	1,619	—
Leases & equipment finance, net	—	—	17,571	—
Residential
Mortgage, net	—	41,669	109	41,669
Total	$28,536	$75,398	$82,912	$114,433

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

Risk factors may be changed periodically based on management's evaluation of the following factors: loss experience; changes in the level of non-performing loans and leases; regulatory exam results; changes in the level of adversely classified loans and leases; improvement or deterioration in economic conditions; and any other factors deemed relevant. Additionally, FinPac considers additional quantitative and qualitative factors:  migration analysis; a static pool analysis of historic recoveries; and forecasting uncertainties. A migration analysis is a technique used to estimate the likelihood that an account will progress through the various delinquency states and ultimately be charged off.

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

The combination of the formula allowance component and the specific allowance component represents the allocated allowance for loan and lease losses. There was no unallocated allowance as of September 30, 2019 and December 31, 2018.

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

Activity in the Allowance for Loan and Lease Losses

The following tables summarize activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended September 30, 2019
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$48,997	$68,353	$23,654	$10,065	$151,069
Charge-offs	(497)	(20,457)	(305)	(1,853)	(23,112)
Recoveries	177	4,263	94	570	5,104
Provision	2,524	18,797	1,113	793	23,227
Balance, end of period	$51,201	$70,956	$24,556	$9,575	$156,288

(in thousands)	Three Months Ended September 30, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$47,285	$65,765	$20,275	$11,231	$144,556
Charge-offs	(415)	(13,926)	(95)	(1,460)	(15,896)
Recoveries	413	2,473	237	532	3,655
(Recapture) provision	(942)	11,133	609	911	11,711
Balance, end of period	$46,341	$65,445	$21,026	$11,214	$144,026

(in thousands)	Nine Months Ended September 30, 2019
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$47,904	$63,957	$22,034	$10,976	$144,871
Charge-offs	(3,035)	(48,364)	(507)	(5,065)	(56,971)
Recoveries	733	9,228	399	1,765	12,125
Provision	5,599	46,135	2,630	1,899	56,263
Balance, end of period	$51,201	$70,956	$24,556	$9,575	$156,288

(in thousands)	Nine Months Ended September 30, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$45,765	$63,305	$19,360	$12,178	$140,608
Charge-offs	(1,088)	(40,270)	(801)	(4,364)	(46,523)
Recoveries	919	8,097	538	1,701	11,255
Provision	745	34,313	1,929	1,699	38,686
Balance, end of period	$46,341	$65,445	$21,026	$11,214	$144,026

The following tables present the allowance and recorded investment in loans and leases by portfolio segment and balances individually or collectively evaluated for impairment as of September 30, 2019 and 2018:

(in thousands)	September 30, 2019
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$49,676	$70,783	$24,255	$9,567	$154,281
Individually evaluated for impairment	188	10	—	—	198
Loans acquired with deteriorated credit quality	1,337	163	301	8	1,809
Total	$51,201	$70,956	$24,556	$9,575	$156,288
Loans and leases:
Collectively evaluated for impairment	$10,402,556	$5,043,000	$5,450,319	$494,414	$21,390,289
Individually evaluated for impairment	17,973	7,696	—	—	25,669
Loans acquired with deteriorated credit quality	84,025	571	19,933	307	104,836
Total	$10,504,554	$5,051,267	$5,470,252	$494,721	$21,520,794

(in thousands)	September 30, 2018
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for loans and leases:
Collectively evaluated for impairment	$44,353	$65,135	$20,671	$11,173	$141,332
Individually evaluated for impairment	215	5	—	—	220
Loans acquired with deteriorated credit quality	1,773	305	355	41	2,474
Total	$46,341	$65,445	$21,026	$11,214	$144,026
Loans and leases:
Collectively evaluated for impairment	$9,934,169	$4,543,599	$4,583,986	$603,752	$19,665,506
Individually evaluated for impairment	25,410	18,133	—	—	43,543
Loans acquired with deteriorated credit quality	113,363	3,280	27,934	407	144,984
Total	$10,072,942	$4,565,012	$4,611,920	$604,159	$19,854,033

Summary of Reserve for Unfunded Commitments Activity

The following tables present a summary of activity in the RUC and unfunded commitments for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance, beginning of period	$4,857	$4,130	$4,523	$3,963
Net charge to other expense	228	164	562	331
Balance, end of period	$5,085	$4,294	$5,085	$4,294

(in thousands)	Total
Unfunded loan and lease commitments:
September 30, 2019	$5,744,307
September 30, 2018	$5,244,832

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

Non-Accrual Loans and Leases and Loans and Leases Past Due

The following tables summarize our non-accrual loans and leases and loans and leases past due, by loan and lease class, as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019
	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90+ Days and Accruing	Total Past Due	Non-Accrual	Current & Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$20	$1,690	$—	$1,710	$9,677	$3,484,168	$3,495,555
Owner occupied term, net	4,131	4,062	1	8,194	5,609	2,552,496	2,566,299
Multifamily, net	—	—	—	—	—	3,479,986	3,479,986
Construction & development, net	—	—	—	—	—	771,214	771,214
Residential development, net	—	—	—	—	—	191,500	191,500
Commercial
Term, net	465	1,012	—	1,477	2,763	2,306,519	2,310,759
Lines of credit & other, net	1,961	533	226	2,720	1,048	1,250,987	1,254,755
Leases & equipment finance, net	7,199	9,906	3,321	20,426	12,539	1,452,788	1,485,753
Residential
Mortgage, net (2)	—	7,698	35,401	43,099	—	4,202,575	4,245,674
Home equity loans & lines, net	1,317	1,109	1,232	3,658	—	1,220,920	1,224,578
Consumer & other, net	2,445	842	791	4,078	—	490,643	494,721
Total, net of deferred fees and costs	$17,538	$26,852	$40,972	$85,362	$31,636	$21,403,796	$21,520,794

(1) Other includes purchased credit impaired loans of $104.8 million.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $5.2 million at September 30, 2019.

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

Impaired Loans and Leases

Loans with no related allowance reported generally represent non-accrual loans, which are also considered impaired loans. The Bank recognizes the charge-off on impaired loans in the period it arises for collateral-dependent loans.  Therefore, the non-accrual loans as of September 30, 2019 have already been written down to their estimated net realizable value and are expected to be resolved with no additional material loss, absent further decline in net realizable value.  The valuation allowance on impaired loans primarily represents the impairment reserves on performing restructured loans, and is measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan's carrying value.

The following tables summarize our impaired loans and leases by loan class as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance
Commercial real estate
Non-owner occupied term, net	$16,088	$9,518	$3,661	$115
Owner occupied term, net	6,174	3,959	835	73
Commercial
Term, net	11,791	5,018	12	1
Lines of credit & other, net	971	858	—	—
Leases & equipment finance, net	1,808	—	1,808	9
Total, net of deferred fees and costs	$36,832	$19,353	$6,316	$198

(in thousands)	December 31, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Allowance	With Allowance	Related Allowance
Commercial real estate
Non-owner occupied term, net	$14,877	$9,847	$3,715	$90
Owner occupied term, net	8,188	6,178	878	88
Multifamily, net	4,493	4,298	—	—
Commercial
Term, net	22,770	11,089	3,770	2
Lines of credit & other, net	7,145	2,065	—	—
Leases & equipment finance, net	417	417	—	—
Total, net of deferred fees and costs	$57,890	$33,894	$8,363	$180

The following tables summarize our average recorded investment and interest income recognized on impaired loans and leases by loan class for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Non-owner occupied term, net	$12,901	$34	$13,475	$33
Owner occupied term, net	5,439	10	9,551	10
Multifamily, net	—	—	4,072	—
Commercial
Term, net	5,258	47	14,244	51
Lines of credit & other, net	891	—	2,608	—
Leases & equipment finance, net	2,017	28	828	—
Total, net of deferred fees and costs	$26,506	$119	$44,778	$94

(in thousands)	Nine Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate
Non-owner occupied term, net	$12,833	$98	$14,047	$238
Owner occupied term, net	5,927	28	10,506	30
Multifamily, net	1,731	—	3,970	60
Commercial
Term, net	9,408	151	17,728	196
Lines of credit & other, net	1,333	—	3,667	—
Leases & equipment finance, net	1,855	57	450	—
Total, net of deferred fees and costs	$33,087	$334	$50,368	$524

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

The following tables summarize our internal risk rating by loan and lease class for the loan and lease portfolio, including purchased credit impaired loans, as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019
	Pass/Watch	Special Mention	Substandard	Doubtful	Loss	Impaired (1)	Total
Commercial real estate
Non-owner occupied term, net	$3,428,080	$35,036	$19,100	$—	$160	$13,179	$3,495,555
Owner occupied term, net	2,468,692	69,676	23,057	80	—	4,794	2,566,299
Multifamily, net	3,468,743	8,850	2,393	—	—	—	3,479,986
Construction & development, net	741,050	30,164	—	—	—	—	771,214
Residential development, net	191,500	—	—	—	—	—	191,500
Commercial
Term, net	2,269,473	10,752	25,498	2	4	5,030	2,310,759
Lines of credit & other, net	1,190,456	44,219	18,995	227	—	858	1,254,755
Leases & equipment finance, net	1,451,038	7,199	9,906	13,796	2,006	1,808	1,485,753
Residential
Mortgage, net (2)	4,201,253	8,034	36,214	—	173	—	4,245,674
Home equity loans & lines, net	1,220,793	2,487	1,012	—	286	—	1,224,578
Consumer & other, net	490,608	3,288	796	—	29	—	494,721
Total, net of deferred fees and costs	$21,121,686	$219,705	$136,971	$14,105	$2,658	$25,669	$21,520,794
(1) The percentage of impaired loans classified as pass/watch, special mention and substandard was 3.3%, 13.6% and 83.1%, respectively, as of September 30, 2019.
(2) Includes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $5.2 million at September 30, 2019, which is included in the substandard category.

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

Troubled Debt Restructurings

At September 30, 2019 and December 31, 2018, impaired loans of $14.3 million and $13.9 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a newly restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. Impaired restructured loans carry a specific allowance and the allowance on impaired restructured loans is calculated consistently across the portfolios.

There were $500,000 available commitments for troubled debt restructurings outstanding as of September 30, 2019 and $338,000 as of December 31, 2018.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by loan class as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate, net	$3,999	$6,599	$10,598
Commercial, net	5,308	93	5,401
Residential, net	5,002	—	5,002
Total, net of deferred fees and costs	$14,309	$6,692	$21,001

(in thousands)	December 31, 2018
	Accrual Status	Non-Accrual Status	Total Modifications
Commercial real estate, net	$4,524	$9,290	$13,814
Commercial, net	3,696	8,736	12,432
Residential, net	5,704	—	5,704
Total, net of deferred fees and costs	$13,924	$18,026	$31,950

The Bank's policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appears relatively certain.  The Bank's policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

There were no new restructured loans during the three months ended September 30, 2019 and September 30, 2018. The following tables present newly restructured loans that occurred during the nine months ended September 30, 2019 and September 30, 2018:

(in thousands)	Nine Months Ended
	September 30, 2019	September 30, 2018
Commercial real estate, net	$118	$—
Commercial, net	1,842	—
Residential, net	7	106
Total, net of deferred fees and costs	$1,967	$106

For the periods presented in the tables above, the outstanding recorded investment was the same pre and post modification and all modifications were combination modifications. There were no financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2019 and 2018.

Note 5 – Residential Mortgage Servicing Rights

The Company measures its mortgage servicing rights at fair value with changes in fair value reported in residential mortgage banking revenue in the Condensed Consolidated Statements of Income. The following table presents the changes in the Company's residential mortgage servicing rights ("MSR") for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance, beginning of period	$139,780	$166,217	$169,025	$153,151
Additions for new MSR capitalized	7,393	8,622	16,772	22,012
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(6,835)	(6,007)	(20,171)	(18,108)
Changes due to valuation inputs or assumptions (1)	11,045	6,206	(14,243)	17,983
Balance, end of period	$151,383	$175,038	$151,383	$175,038

(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our serviced loan portfolio as of September 30, 2019 and December 31, 2018 is as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Balance of loans serviced for others	$15,707,519	$15,978,885
MSR as a percentage of serviced loans	0.96%	1.06%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $11.3 million and $33.2 million for the three and nine months ended September 30, 2019, respectively, as compared to $10.3 million and $31.2 million for the three and nine months ended September 30, 2018, respectively.

Note 6 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	As of September 30, 2019
Commitments to extend credit	$5,661,080
Forward sales commitments	$637,954
Commitments to originate residential mortgage loans held for sale	$421,515
Standby letters of credit	$83,227

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

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three and nine months ended September 30, 2019 and September 30, 2018. At September 30, 2019, approximately $63.0 million of standby letters of credit expire within one year, and $20.2 million expire thereafter.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of September 30, 2019, the Company had a residential mortgage loan repurchase reserve liability of $1.6 million. For loans sold to GNMA, the Bank has a unilateral right, but not the obligation, to repurchase loans that are past due 90 days or more. As of September 30, 2019, the Bank has recorded a liability for the loans subject to this repurchase right of $5.2 million, and has recorded these loans as part of the loan portfolio as if we had repurchased these loans.

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

Contingencies—In late 2017, the Company launched "Umpqua Next Gen," an initiative designed to modernize and evolve the Bank focusing on operational excellence, balanced growth and human-digital programs. As part of this initiative, the Company evaluated every part of our operations and how we could evolve to deliver a highly differentiated and compelling banking experience. In 2018, Umpqua consolidated 31 stores. During the nine months ended September 30, 2019, Umpqua consolidated 16 stores and sold 4 stores. The Next Gen strategy involves evaluation of possible future consolidations and Umpqua plans to consolidate 7 additional stores in 2019.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% of the Bank's loan and lease portfolio at September 30, 2019 and December 31, 2018.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2019 and 2018.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2019, the Bank had commitments to originate mortgage loans held for sale totaling $421.5 million and forward sales commitments of $638.0 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of September 30, 2019, the Bank had 824 interest rate swaps with an aggregate notional amount of $5.4 billion related to this program.  As of December 31, 2018, the Bank had 767 interest rate swaps with an aggregate notional amount of $4.2 billion related to this program.

At September 30, 2019 and December 31, 2018, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.0 million and $12.7 million, respectively.  The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $84.3 million and $36.9 million as of September 30, 2019 and December 31, 2018, respectively.

Umpqua's interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. Umpqua accounts for the variation margin as an adjustment to our cash collateral, as well as a corresponding adjustment to our derivative asset and liability. As of September 30, 2019, the variation margin adjustment was a negative adjustment of $199.2 million as compared to a negative adjustment of $32.5 million at December 31, 2018.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. The net CVA decreased the settlement values of the Bank's net derivative assets by $14.0 million and $3.0 million as of September 30, 2019 and December 31, 2018, respectively. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of September 30, 2019 and December 31, 2018:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Interest rate lock commitments	$9,070	$6,757	$—	$—
Interest rate forward sales commitments	801	1	1,260	2,963
Interest rate swaps	189,366	42,276	4,010	12,746
Foreign currency derivatives	1,175	450	1,015	273
Total	$200,412	$49,484	$6,285	$15,982

The following table summarizes the types of derivatives and the gains (losses) recorded during the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instrument	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest rate lock commitments	$922	$(1,623)	$2,313	$407
Interest rate forward sales commitments	(2,467)	2,029	(11,875)	10,773
Interest rate swaps	(2,281)	224	(8,712)	1,645
Foreign currency derivatives	527	556	1,522	1,371
Total	$(3,299)	$1,186	$(16,752)	$14,196

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income.

Note 8 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2019 and 2018:

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$84,502	$90,981	$270,345	$235,952

Weighted average number of common shares outstanding - basic	220,285	220,224	220,379	220,292
Effect of potentially dilutive common shares (1)	298	396	263	459
Weighted average number of common shares outstanding - diluted	220,583	220,620	220,642	220,751
EARNINGS PER COMMON SHARE:
Basic	$0.38	$0.41	$1.23	$1.07
Diluted	$0.38	$0.41	$1.23	$1.07
(1)Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

Note 9 – Segment Information

The Company reports four primary segments: Wholesale Bank, Wealth Management, Retail Bank, and Home Lending with the remainder as Corporate and other.

The Wholesale Bank segment includes lending, treasury and cash management services and customer risk management products to middle market corporate, commercial and business banking customers and includes the operations of FinPac, a commercial leasing company. The Wealth Management segment consists of the operations of Umpqua Investments, which offers a full range of retail brokerage and investment advisory services and products to its clients who consist primarily of individual investors, and Umpqua Private Bank, which serves high net worth individuals with liquid investable assets and provides customized financial solutions and offerings. The Retail Bank segment includes retail and small business lending and deposit services for customers served through the Bank's store network. The Home Lending segment originates, sells and services residential mortgage loans. The Corporate and other segment includes activities that are not directly attributable to one of the four principal lines of business and includes the operations of the parent company, eliminations and the economic impact of certain assets, capital and support functions not specifically identifiable within the other lines of business.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

(in thousands)	Three Months Ended September 30, 2019
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$111,047	$5,491	$84,235	$13,039	$15,161	$228,973
Provision for loan and lease losses	20,693	5	1,356	904	269	23,227
Non-interest income	16,053	4,713	16,196	47,161	4,389	88,512
Non-interest expense	58,425	10,315	66,461	36,438	11,951	183,590
Income (loss) before income taxes	47,982	(116)	32,614	22,858	7,330	110,668
Provision (benefit) for income taxes	11,995	(29)	8,153	5,715	332	26,166
Net income (loss)	$35,987	$(87)	$24,461	$17,143	$6,998	$84,502

(in thousands)	Nine Months Ended September 30, 2019
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$330,208	$17,964	$258,730	$33,793	$53,125	$693,820
Provision for loan and lease losses	49,173	826	3,601	1,953	710	56,263
Non-interest income	38,945	13,953	47,377	68,067	87,733	256,075
Non-interest expense	169,178	29,100	196,345	97,892	43,082	535,597
Income before income taxes	150,802	1,991	106,161	2,015	97,066	358,035
Provision for income taxes	37,700	498	26,540	504	22,448	87,690
Net income	$113,102	$1,493	$79,621	$1,511	$74,618	$270,345

(in thousands)	Three Months Ended September 30, 2018
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$113,103	$6,368	$87,885	$10,495	$23,517	$241,368
Provision (recapture) for loan and lease losses	10,786	107	830	202	(214)	11,711
Non-interest income	15,282	4,691	16,105	32,712	3,598	72,388
Non-interest expense	57,359	8,403	64,878	32,808	15,844	179,292
Income before income taxes	60,240	2,549	38,282	10,197	11,485	122,753
Provision for income taxes	15,060	638	9,570	2,550	3,954	31,772
Net income	$45,180	$1,911	$28,712	$7,647	$7,531	$90,981

(in thousands)	Nine Months Ended September 30, 2018
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$337,087	$17,907	$248,735	$29,468	$58,052	$691,249
Provision for loan and lease losses	35,430	456	1,785	902	113	38,686
Non-interest income	46,639	14,437	47,291	104,398	9,841	222,606
Non-interest expense	167,539	26,742	206,881	100,137	59,678	560,977
Income before income taxes	180,757	5,146	87,360	32,827	8,102	314,192
Provision for income taxes	45,189	1,287	21,840	8,207	1,717	78,240
Net income	$135,568	$3,859	$65,520	$24,620	$6,385	$235,952

(in thousands)	September 30, 2019
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$15,509,793	$684,382	$1,989,096	$4,366,847	$6,380,737	$28,930,855
Total loans and leases	$15,170,243	$668,636	$1,915,330	$3,831,214	$(64,629)	$21,520,794
Total deposits	$4,015,123	$1,156,352	$13,711,620	$453,833	$3,097,806	$22,434,734

(in thousands)	December 31, 2018
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$14,920,507	$536,024	$2,015,263	$3,680,004	$5,787,983	$26,939,781
Total loans and leases	$14,717,512	$521,988	$1,934,602	$3,320,634	$(72,070)	$20,422,666
Total deposits	$3,776,047	$1,068,025	$13,016,976	$219,584	$3,056,854	$21,137,486

Note 10 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of September 30, 2019 and December 31, 2018, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

(in thousands)		September 30, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	1	$1,191,444	$1,191,444	$622,637	$622,637
Equity and other investment securities	1,2	64,764	64,764	61,841	61,841
Investment securities available for sale	2	2,842,076	2,842,076	2,977,108	2,977,108
Investment securities held to maturity	3	3,320	4,338	3,606	4,644
Loans held for sale, at fair value	2	355,022	355,022	166,461	166,461
Loans and leases, net	3	21,364,506	21,566,083	20,277,795	20,117,939
Restricted equity securities	1	54,463	54,463	40,268	40,268
Residential mortgage servicing rights	2,3	151,383	151,383	169,025	169,025
Bank owned life insurance	1	318,533	318,533	313,626	313,626
Derivatives	2,3	200,412	200,412	49,484	49,484
Visa Inc. Class B common stock (1)	3	—	—	—	99,353
FINANCIAL LIABILITIES:
Deposits	1,2	$22,434,734	$22,457,847	$21,137,486	$21,116,852
Securities sold under agreements to repurchase	2	296,717	296,717	297,151	297,151
Borrowings	2	1,106,674	1,105,167	751,788	738,107
Junior subordinated debentures, at fair value	3	267,798	267,798	300,870	300,870
Junior subordinated debentures, at amortized cost	3	88,553	69,511	88,724	76,569
Derivatives	2	6,285	6,285	15,982	15,982
(1) In June 2019, the Company sold all 486,346 shares of the Visa Inc. Class B common stock held, an equity security that did not have a readily determinable fair value, resulting in a one-time realized gain of $81.9 million. Accordingly, the book value and fair value are zero at September 30, 2019, as the Company no longer holds this security.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Equity and other investment securities
Investments in mutual funds and other securities	$52,218	$52,218	$—	$—
Equity securities held in rabbi trusts	12,102	12,102	—	—
Other investments securities (1)	444	—	444	—
Investment securities available for sale
U.S. Treasury and agencies	587,200	—	587,200	—
Obligations of states and political subdivisions	269,030	—	269,030	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,985,846	—	1,985,846	—
Loans held for sale, at fair value	355,022	—	355,022	—
Residential mortgage servicing rights, at fair value (2)	151,383	—	36,191	115,192
Derivatives
Interest rate lock commitments	9,070	—	—	9,070
Interest rate forward sales commitments	801	—	801	—
Interest rate swaps	189,366	—	189,366	—
Foreign currency derivative	1,175	—	1,175	—
Total assets measured at fair value	$3,613,657	$64,320	$3,425,075	$124,262
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$267,798	$—	$—	$267,798
Derivatives
Interest rate forward sales commitments	1,260	—	1,260	—
Interest rate swaps	4,010	—	4,010	—
Foreign currency derivative	1,015	—	1,015	—
Total liabilities measured at fair value	$274,083	$—	$6,285	$267,798

(1) Other investment securities includes securities held by Umpqua Investments as trading debt securities.
(2) For more discussion of the portion of MSR at fair value transferred to level 2, refer to Note 12, Subsequent Event.

(in thousands)	December 31, 2018
Description	Total	Level 1	Level 2	Level 3
FINANCIAL ASSETS:
Equity and other investment securities
Investments in mutual funds and other securities	$50,475	$50,475	$—	$—
Equity securities held in rabbi trusts	10,918	10,918	—	—
Other investments securities (1)	448	—	448	—
Investment securities available for sale
U.S. Treasury and agencies	39,656	—	39,656	—
Obligations of states and political subdivisions	309,171	—	309,171	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,628,281	—	2,628,281	—
Loans held for sale, at fair value	166,461	—	166,461	—
Residential mortgage servicing rights, at fair value	169,025	—	—	169,025
Derivatives
Interest rate lock commitments	6,757	—	—	6,757
Interest rate forward sales commitments	1	—	1	—
Interest rate swaps	42,276	—	42,276	—
Foreign currency derivative	450	—	450	—
Total assets measured at fair value	$3,423,919	$61,393	$3,186,744	$175,782
FINANCIAL LIABILITIES:
Junior subordinated debentures, at fair value	$300,870	$—	$—	$300,870
Derivatives
Interest rate forward sales commitments	2,963	—	2,963	—
Interest rate swaps	12,746	—	12,746	—
Foreign currency derivative	273	—	273	—
Total liabilities measured at fair value	$316,852	$—	$15,982	$300,870
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

Residential Mortgage Servicing Rights— The fair value of the MSR is estimated using a discounted cash flow model. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Management believes the significant inputs utilized are indicative of those that would be used by market participants. Approximately $36.2 million of MSR was held for sale as of September 30, 2019, so the fair value of this portion was based upon the sales price as the transaction was completed shortly after quarter end. Accordingly, the portion of the MSR asset sold in the fourth quarter were transferred to level 2 in the fair value hierarchy.

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2019, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2019:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Residential mortgage servicing rights	Discounted cash flow
		Constant prepayment rate	13.35%
		Discount rate	9.75%
Interest rate lock commitments	Internal pricing model
		Pull-through rate	87.56%
Junior subordinated debentures	Discounted cash flow
		Credit spread	5.27%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the positive fair value adjustments.  Future contractions in the instrument-specific credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of September 30, 2019, or the passage of time, will result in negative fair value adjustments.  Generally, an increase in the credit risk adjusted spread and/or the forward swap interest rate curve will result in positive fair value adjustments (and decrease the fair value measurement). Conversely, a decrease in the credit risk adjusted spread and/or the forward swap interest rate curve will result in negative fair value adjustments (and increase the fair value measurement).

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning Balance	$139,780	$8,149	$277,028	$166,217	$6,782	$280,669
Transfer out of Level 3	(36,191)	—	—	—	—	—
Change included in earnings	4,210	1,456	4,495	199	(284)	4,486
Change in fair values included in comprehensive income/loss	—	—	(8,450)	—	—	2,409
Purchases and issuances	7,393	9,027	—	8,622	4,679	—
Sales and settlements	—	(9,562)	(5,275)	—	(6,018)	(4,718)
Ending Balance	$115,192	$9,070	$267,798	$175,038	$5,159	$282,846
Net change in unrealized gains or (losses) relating to items held at end of period	$11,045	$9,070	$(3,955)	$6,206	$5,159	$6,895

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning Balance	$169,025	$6,757	$300,870	$153,151	$4,752	$277,155
Transfer out of Level 3	(36,191)	—	—	—	—	—
Change included in earnings	(34,414)	4,455	13,952	(125)	(1,288)	12,544
Change in fair values included in comprehensive income/loss	—	—	(32,254)	—	—	5,605
Purchases and issuances	16,772	21,318	—	22,012	19,211	—
Sales and settlements	—	(23,460)	(14,770)	—	(17,516)	(12,458)
Ending Balance	$115,192	$9,070	$267,798	$175,038	$5,159	$282,846
Net change in unrealized gains or (losses) relating to items held at end of period	$(14,243)	$9,070	$(18,302)	$17,983	$5,159	$18,149

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

The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk, accordingly, the unrealized gains on fair value of junior subordinated debentures for the three and nine months ended September 30, 2019 of $8.5 million and $32.3 million, respectively, are recorded net of tax as an other comprehensive gain of $6.3 million and $24.0 million, respectively. Comparatively, losses of $2.4 million and $5.6 million, respectively, were recorded net of tax as an other comprehensive loss of $1.8 million and $4.2 million, respectively, for the three and nine months ended September 30, 2018. The gain recorded for the three and nine months ended September 30, 2019 was due primarily to a decline in the discount rates, partially offset by an increase in the credit spread as compared to prior periods.

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

(in thousands)	September 30, 2019
	Total	Level 1	Level 2	Level 3
Loans and leases	$25,000	$—	$—	$25,000
Other real estate owned	2,390	—	—	2,390
	$27,390	$—	$—	$27,390

(in thousands)	December 31, 2018
	Total	Level 1	Level 2	Level 3
Loans and leases	$98,696	$—	$—	$98,696
Other real estate owned	7,532	—	—	7,532
	$106,228	$—	$—	$106,228

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Loans and leases	$20,435	$14,436	$51,212	$42,158
Other real estate owned	279	—	3,013	66
Total loss from nonrecurring measurements	$20,714	$14,436	$54,225	$42,224

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019			December 31, 2018
	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$355,022	$343,073	$11,949	$166,461	$160,270	$6,191

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three and nine months ended September 30, 2019, the Company recorded a net decrease in fair value of $1.9 million and an increase of $5.8 million, respectively. For the three and nine months ended September 30, 2018, the Company recorded a net decrease in fair value of $6.5 million and $1.1 million, respectively.

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

The following table presents the balance sheet information related to leases as of September 30, 2019:

(in thousands)
Leases	September 30, 2019
Operating lease right-of-use assets	$108,187
Operating lease liabilities	$116,924

The following table presents the components of lease expense for the three and nine months ended September 30, 2019:

(in thousands)	Three Months Ended	Nine Months Ended
Lease Costs	September 30, 2019	September 30, 2019
Operating lease costs	$8,091	$24,333
Short-term lease costs	184	660
Variable lease costs	1	(2)
Sublease income	(625)	(2,027)
Net lease costs	$7,651	$22,964

Prior to the adoption of ASU 2016-02, rent expense for the three and nine months ended September 30, 2018 was $9.6 million and $28.6 million, respectively, and was partially offset by rent income of $671,000 and $2.0 million, respectively.

The following table presents the supplemental cash flow information related to leases for the nine months ended September 30, 2019:

(in thousands)	Nine Months Ended
Cash Flows	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,773
Right of use assets obtained in exchange for new operating lease liabilities	$15,339

The following table presents the maturities of lease liabilities as of September 30, 2019:

(in thousands)
Year	Operating Leases
Remainder of 2019	$8,239
2020	29,392
2021	23,842
2022	18,497
2023	14,513
Thereafter	37,701
Total lease payments	132,184
Less: imputed interest	(15,260)
Present value of lease liabilities	$116,924

The following table presents the operating lease term and discount rate as of September 30, 2019:

September 30, 2019
Weighted-average remaining lease term (years)	6.8
Weighted-average discount rate	3.60%

The following table sets forth, as of December 31, 2018, the future minimum lease payments under non-cancelable leases and future minimum income receivable under non-cancelable operating subleases:

(in thousands)
Year	Leases Payments	Subleases Income
2019	$33,948	$2,851
2020	29,535	2,711
2021	23,898	2,333
2022	18,250	1,718
2023	14,100	1,337
Thereafter	37,963	3,477
Total	$157,694	$14,427

Note 12 – Subsequent Event

On October 1, 2019, Umpqua closed on the sale of the mortgage servicing rights to $3.4 billion of mortgage loans serviced for others. The sale resulted in a gain on fair value of $7.8 million recorded at the end of the third quarter, as the mortgage servicing rights are recorded at fair value.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends" and "forecast," and words or phrases of similar meaning. We make forward-looking statements regarding projected sources of funds; the Company's liquidity position; Next Gen initiatives; investments in data, analytics, technology, training and marketing; our securities portfolio; loan sales; adequacy of our allowance for loan and lease losses and reserve for unfunded commitments; provision for loan and lease losses; impaired loans and future losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including mortgage servicing rights values and sensitivity analyses; store consolidations; tax rates; the effect of accounting pronouncements; and the effect of changes in accounting methodology. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:
•our ability to successfully implement and sustain information technology product and system enhancements and operational initiatives;
•our ability to attract new deposits and loans and leases;
•our ability to retain deposits during store consolidations;
•demand for financial services in our market areas;
•competitive market pricing factors;
•our ability to effectively develop and implement new technology;
•deterioration in economic conditions that could result in increased loan and lease losses, especially those risks associated with concentrations in real estate related loans;
•market interest rate volatility;
•prolonged low interest rate environments;
•compression of our net interest margin;
•stability and cost of funding sources;
•continued availability of borrowings and other funding sources such as brokered and public deposits;
•changes in legal or regulatory requirements or the results of regulatory examinations that could increase expenses or restrict growth;
•our ability to recruit and retain key management and staff;
•availability of, and competition for, acquisition opportunities;
•significant decline in the market value of the Company that could result in an impairment of goodwill;
•our ability to raise capital or incur debt on reasonable terms;
•regulatory limits on the Bank's ability to pay dividends to the Company;
•financial services reform and the impact of legislation and implementing regulations on our business operations, including our compliance costs, interest expense, and revenue;
•a breach or failure of our operational or security systems, or those of our third-party vendors, including as a result of cyber-attacks; and
•competition, including from financial technology companies.

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

Executive Overview

Significant items for the three and nine months ended September 30, 2019 were as follows:

Financial Performance

•Net income per diluted common share was $0.38 and $1.23 for the three and nine months ended September 30, 2019 compared to $0.41 and $1.07 for the three and nine months ended September 30, 2018.

•Net interest margin, on a tax equivalent basis, was 3.63% and 3.78% for the three and nine months ended September 30, 2019 as compared to 4.09% and 4.00% for the three and nine months ended September 30, 2018.  The decrease in net interest margin for the three and nine months ended September 30, 2019, compared to the same periods in the prior year, was driven by an increase in the cost of interest-bearing liabilities coupled with lower average yields on the securities portfolio, offset by higher average yields on the loan and lease portfolio.

•Residential mortgage banking revenue was $47.0 million and $67.8 million for the three and nine months ended September 30, 2019, as compared to $31.5 million and $103.1 million for the three and nine months ended September 30, 2018.  The increase for the three month period was primarily driven by an increase in the origination and sale of residential mortgages of $10.4 million, as compared to the prior period, as well as a gain on fair value of the MSR asset of $4.2 million as compared to a gain of $199,000 for the same period in 2018. The higher gain on the fair value was mainly due to the $7.8 million gain recorded for the portion of mortgage servicing rights held for sale at the end of the quarter. The closed loans for sale volume increased 12% for the three months ended September 30, 2019, as compared to the same period in the prior year and the gain on sale margin increased to 3.72%, compared to 2.77% in the same period of the prior year. The decrease for the nine month period was primarily driven by a loss on fair value of the MSR asset of $34.4 million as compared to a loss of $125,000 for the same period in 2018. The closed loans for sale volume decreased 11% for the nine months ended September 30, 2019, as compared to the same period in the prior year; which was offset by the gain on sale margin which increased to 3.40%, compared to 3.15% in the same period of the prior year.

•In June 2019, the Company sold all of its holdings of Visa Inc. Class B common stock for a one-time gain of $81.9 million, which was partially offset by a $7.2 million loss on the sale of debt securities during the nine months ended September 30, 2019.

•Total gross loans and leases were $21.5 billion as of September 30, 2019, an increase of $1.1 billion, as compared to December 31, 2018.  The increase is due to strong loan production in the residential real estate, commercial loan, and commercial real estate portfolios.

•Total deposits were $22.4 billion as of September 30, 2019, an increase of $1.3 billion, compared to December 31, 2018.  This increase was due to growth in time deposit and non-interest bearing demand deposits.

•Total consolidated assets were $28.9 billion as of September 30, 2019, compared to $26.9 billion at December 31, 2018. The increase was due to strong loan and deposit growth during the year. A portion of the increase was due to the addition of the operating lease right of use assets recorded as a result of the application of the new lease standard, ASC 842 as of January 1, 2019.

Credit Quality

•Non-performing assets decreased to $71.4 million, or 0.25% of total assets, as of September 30, 2019, as compared to $98.2 million, or 0.36% of total assets, as of December 31, 2018.  Non-performing loans and leases were $67.4 million, or 0.31% of total loans and leases, as of September 30, 2019, as compared to $87.3 million, or 0.43% of total loans and leases, as of December 31, 2018.

•The provision for loan and lease losses was $23.2 million and $56.3 million for the three and nine months ended September 30, 2019, as compared to $11.7 million and $38.7 million for the three and nine months ended September 30, 2018. The increase for the three and nine months ended September 30, 2019, compared to the same periods of the prior year, was primarily attributable to strong growth in the loan and lease portfolio, along with higher net charge-offs. As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three and nine months ended September 30, 2019 was 0.44% and 0.36%, respectively, as compared to 0.24% and 0.27%, respectively, for the same periods in 2018.

Capital and Growth Initiatives

•The Company's total risk based capital was 13.6% and its Tier 1 common to risk weighted assets ratio was 10.9% as of September 30, 2019. As of December 31, 2018, the Company's total risk based capital ratio was 13.5% and its Tier 1 common to risk weighted assets ratio was 10.7%.

•Cash dividends declared in the third quarter of 2019 were $0.21 per common share.

•We continue to make progress on "Umpqua Next Gen," an initiative started in late 2017 designed to modernize and evolve the Bank. We focused on operational excellence, balanced growth and human digital programs in 2018. During the nine months ended September 30, 2019, Umpqua continued store rationalization, consolidating 16 stores and selling an additional 4 stores, as part of this initiative, with plans to consolidate 7 additional stores by the end of the year. We have utilized the savings generated from store consolidations to reinvest in technology, data and analytics, new customer-focused technologies, associate training, a re-designed corporate website, digital marketing efforts, and new online account origination capabilities. The Company rolled out "Go-To" the industry's first human digital banking platform earlier this year, already reaching 34,000 enrolled customers. In addition, the Bank continues to implement predictive analytics tools to assist bankers with serving their customers.

Summary of Critical Accounting Policies

Our critical accounting policies are described in detail in the Summary of Critical Accounting Policies section of the Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company’s critical accounting policies include the allowance for loan and lease losses and reserve for unfunded commitments, residential mortgage servicing rights, valuation of goodwill, and fair value. During the quarter, the Company elected to change the date of the annual goodwill impairment analysis from December 31 to October 31. The Company believes this change is immaterial and does not expect the change to produce different impairment results. There have been no material changes to the valuation techniques or models during the nine months ended September 30, 2019.

Results of Operations

Overview

For the three and nine months ended September 30, 2019, net income was $84.5 million and $270.3 million, or $0.38 and $1.23 per diluted common share as compared to net income of $91.0 million and $236.0 million, or $0.41 and $1.07 per diluted common share for the three and nine months ended September 30, 2018.

The decrease in net income for the three months ended September 30, 2019, compared to the same period of the prior year was attributable to a decrease in net interest income, an increase in the provision for loan and lease losses and an increase in non-interest expense, offset by an increase in non-interest income and a decrease in income tax expense. The decrease in net interest income was driven by higher cost of funds, due to competitive rates and pricing specials on the deposit portfolio, as well as lower average yields on the securities portfolios, offset by higher volume and average yields on the loan and lease portfolio. The increase in the provision for loan and lease losses is primarily attributable to growth in the loan and lease portfolio, as well as an increase in net charge-offs. The increase in non-interest expense was driven by higher mortgage banking related expenses and exit and disposal costs during the period, as well as increased losses on other real estate owned during the period. The increase in non-interest income was driven by an increase in residential mortgage revenue, due to a higher gain on the fair market value of the MSR asset, driven by the $7.8 million fair value gain recorded for the portion of the mortgage servicing rights held for sale at the end of the quarter.

The increase in net income for the nine months ended September 30, 2019, compared to the same period of the prior year was attributable to an increase in non-interest income and a decrease in non-interest expense, offset by an increase in the provision for loan and lease losses as well as in income tax expense. The increase in non-interest income was primarily due to the one-time gain on sale of Visa Inc. Class B common stock held by the Company, partially offset by a decrease in residential mortgage banking revenue. The decrease in non-interest expense was driven by lower salaries and benefits expense, resulting from the Company's operational excellence initiatives, a reduction in consulting fees, lower occupancy and equipment expense resulting from the reduction in the number of store locations, as well as lower FDIC assessments, offset by a loss on other real estate owned.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three and nine months ended September 30, 2019 and 2018. For each of the periods presented, the table includes the calculated ratios based on reported net income. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Return on average assets	1.18%	1.36%	1.31%	1.21%
Return on average common shareholders' equity	7.87%	9.00%	8.67%	7.90%
Return on average tangible common shareholders' equity	13.67%	16.42%	15.32%	14.49%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$4,260,810	$4,011,856	$4,169,008	$3,991,773
Less: average goodwill and other intangible assets, net	(1,808,191)	(1,814,000)	(1,809,583)	(1,815,521)
Average tangible common shareholders' equity	$2,452,619	$2,197,856	$2,359,425	$2,176,252

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019	December 31, 2018
Total shareholders' equity	$4,289,516	$4,056,442
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	19,750	23,964
Tangible common shareholders' equity	$2,482,115	$2,244,827
Total assets	$28,930,855	$26,939,781
Subtract:
Goodwill	1,787,651	1,787,651
Other intangible assets, net	19,750	23,964
Tangible assets	$27,123,454	$25,128,166
Tangible common equity ratio	9.15%	8.93%

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

Net Interest Income

Net interest income for the three months ended September 30, 2019 was $229.0 million, a decrease of $12.4 million compared to the same period in 2018. The decrease in net interest income for the three months ended September 30, 2019 as compared to the same period in 2018, was driven by growth in interest-bearing liabilities and an increase in the average cost of funds due to competitive rates and pricing specials on the deposit portfolio, as well as lower average yields on the securities portfolio. The decrease was partially offset by the higher yields and growth in the loan and lease portfolio.

Net interest income for the nine months ended September 30, 2019 was $693.8 million, an increase of $2.6 million compared to the same period in 2018. The increase in net interest income for the nine months ended September 30, 2019 as compared to the same period in 2018, was driven by growth in interest-earning assets, specifically the loan and lease portfolio, reflecting strong growth during the period, along with higher average yields on loans and leases and loans held for sale. The increase was partially offset by increased volumes of interest-bearing liabilities and an increase in the average cost of funds.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.63% and 3.78%, respectively, for the three and nine months ended September 30, 2019, a decrease of 46 basis points and 22 basis points, respectively, as compared to the same periods in 2018. The decrease in net interest margin for the three and nine months ended September 30, 2019, primarily resulted from an increase in the cost of interest-bearing liabilities which was partially offset by higher average yields on the loan and lease portfolio. The cost of interest bearing liabilities increased 43 basis points and 47 basis points, respectively, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The yield on loans and leases increased by 4 basis points and 15 basis points, respectively, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The Company continues to be "asset-sensitive." In a declining interest rate environment, a decrease or no change in cost of funds coupled with a decrease in yields on earning assets could further compress the net interest margin.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2019 and 2018:

(dollars in thousands)	Three Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$328,155	$3,953	4.82%	$320,494	$4,220	5.27%
Loans and leases (1)	21,170,915	262,158	4.93%	19,709,113	242,190	4.89%
Taxable securities	2,648,092	13,145	1.99%	2,687,635	24,984	3.72%
Non-taxable securities (2)	252,765	2,086	3.30%	278,937	2,519	3.61%
Temporary investments and interest-bearing cash	759,416	4,204	2.20%	558,597	2,800	1.99%
Total interest-earning assets	25,159,343	$285,546	4.52%	23,554,776	$276,713	4.67%
Other assets	3,197,639			2,906,750
Total assets	$28,356,982			$26,461,526
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,363,626	$3,117	0.52%	$2,369,092	$2,241	0.38%
Money market deposits	6,962,370	16,575	0.94%	6,150,199	6,820	0.44%
Savings deposits	1,462,198	557	0.15%	1,483,687	452	0.12%
Time deposits	4,501,270	25,627	2.26%	3,894,163	16,179	1.65%
Total interest-bearing deposits	15,289,464	45,876	1.19%	13,897,141	25,692	0.73%
Repurchase agreements and federal funds purchased	313,089	448	0.57%	278,131	103	0.15%
Borrowings	860,285	4,238	1.95%	787,074	3,439	1.73%
Junior subordinated debentures	365,079	5,652	6.14%	369,183	5,640	6.06%
Total interest-bearing liabilities	16,827,917	$56,214	1.33%	15,331,529	$34,874	0.90%
Non-interest-bearing deposits	6,880,093			6,865,676
Other liabilities	388,162			252,465
Total liabilities	24,096,172			22,449,670
Common equity	4,260,810			4,011,856
Total liabilities and shareholders' equity	$28,356,982			$26,461,526
NET INTEREST INCOME		$229,332			$241,839
NET INTEREST SPREAD			3.19%			3.77%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.63%			4.09%
(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $359,000 for the three months ended September 30, 2019, as compared to $471,000 for the same period in 2018.

(dollars in thousands)	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$260,600	$10,069	5.15%	$304,912	$11,002	4.81%
Loans and leases (1)	20,724,820	778,899	5.02%	19,397,476	707,019	4.87%
Taxable securities	2,696,001	44,479	2.20%	2,734,443	50,083	2.44%
Non-taxable securities (2)	270,461	6,991	3.45%	281,538	7,697	3.65%
Temporary investments and interest bearing cash	567,709	9,837	2.32%	441,067	6,044	1.83%
Total interest-earning assets	24,519,591	$850,275	4.63%	23,159,436	$781,845	4.51%
Other assets	3,112,041			2,896,043
Total assets	$27,631,632			$26,055,479
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,338,787	$8,555	0.49%	$2,338,396	$5,016	0.29%
Money market deposits	6,702,551	42,943	0.86%	6,460,770	18,429	0.38%
Savings deposits	1,468,449	1,237	0.11%	1,467,866	866	0.08%
Time deposits	4,381,484	70,826	2.16%	3,446,181	38,250	1.48%
Total interest-bearing deposits	14,891,271	123,561	1.11%	13,713,213	62,561	0.61%
Repurchase agreements and federal funds purchased	325,281	1,661	0.68%	288,751	321	0.15%
Borrowings	852,659	12,484	1.96%	796,991	10,278	1.72%
Junior subordinated debentures	378,816	17,520	6.18%	370,093	15,972	5.77%
Total interest-bearing liabilities	16,448,027	$155,226	1.26%	15,169,048	$89,132	0.79%
Non-interest-bearing deposits	6,648,638			6,655,431
Other liabilities	365,959			239,227
Total liabilities	23,462,624			22,063,706
Common equity	4,169,008			3,991,773
Total liabilities and shareholders' equity	$27,631,632			$26,055,479
NET INTEREST INCOME		$695,049			$692,713
NET INTEREST SPREAD			3.37%			3.72%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.78%			4.00%
(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.2 million for the nine months ended September 30, 2019, as compared to $1.5 million for the same period in 2018.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

(in thousands)	Three Months Ended September 30,
	2019 compared to 2018
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$101	$(368)	$(267)
Loans and leases	18,071	1,897	19,968
Taxable securities	(363)	(11,476)	(11,839)
Non-taxable securities (1)	(225)	(208)	(433)
Temporary investments and interest bearing cash	1,088	316	1,404
Total (1)	18,672	(9,839)	8,833
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	(5)	881	876
Money market deposits	1,008	8,747	9,755
Savings deposits	(7)	112	105
Time deposits	2,799	6,649	9,448
Repurchase agreements	13	332	345
Borrowings	337	462	799
Junior subordinated debentures	(63)	75	12
Total	4,082	17,258	21,340
Net increase (decrease) in net interest income (1)	$14,590	$(27,097)	$(12,507)

(1)Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

(in thousands)	Nine Months Ended September 30,
	2019 compared to 2018
	Increase (decrease) in interest income and expense due to changes in
	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(1,673)	$740	$(933)
Loans and leases	49,402	22,478	71,880
Taxable securities	(695)	(4,909)	(5,604)
Non-taxable securities (1)	(296)	(410)	(706)
Temporary investments and interest bearing cash	1,975	1,818	3,793
Total (1)	48,713	19,717	68,430
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	1	3,538	3,539
Money market	715	23,799	24,514
Savings	—	371	371
Time deposits	12,148	20,428	32,576
Repurchase agreements	387	953	1,340
Borrowings	751	1,455	2,206
Junior subordinated debentures	383	1,165	1,548
Total	14,385	51,709	66,094
Net increase in net interest income (1)	$34,328	$(31,992)	$2,336

(1)Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $23.2 million and $56.3 million, respectively, for the three and nine months ended September 30, 2019, as compared to $11.7 million and $38.7 million, respectively, for the three and nine months ended September 30, 2018. The increase in the provision for the three and nine months ended September 30, 2019 as compared to the same prior year periods is primarily attributable to growth in the loan and lease portfolio, as well as an increase in net charge-offs. As an annualized percentage of average outstanding loans and leases, the provision for loan and lease losses recorded for the three and nine months ended September 30, 2019 was 0.44% and 0.36%, respectively, as compared to 0.24% and 0.27% for the same periods in 2018.

For the three and nine months ended September 30, 2019, net charge-offs were $18.0 million and $44.8 million, respectively, or 0.34% and 0.29%, respectively, of average loans and leases (annualized), as compared to $12.2 million and $35.3 million, respectively, or 0.25% and 0.24%, respectively, of average loans and leases (annualized), for the three and nine months ended September 30, 2018. The majority of net charge-offs relate to losses realized in the lease and equipment finance portfolio, which is included in the commercial loan portfolio.

The Company recognizes the charge-off of impairment reserves on impaired loans in the period they arise for collateral-dependent loans.  Therefore, the non-accrual loans of $31.6 million as of September 30, 2019 have been written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three and nine months ended September 30, 2019 was $88.5 million and $256.1 million, respectively, an increase of $16.1 million and $33.5 million, respectively, or 22% and 15%, respectively, as compared to the same periods in 2018. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019	2018	Change Amount	Change Percent	2019	2018	Change Amount	Change Percent
Service charges on deposits	$16,627	$15,574	$1,053	7%	$47,858	$46,089	$1,769	4%
Brokerage revenue	4,060	3,947	113	3%	11,850	12,302	(452)	(4)%
Residential mortgage banking revenue, net	47,000	31,484	15,516	49%	67,760	103,085	(35,325)	(34)%
(Loss) gain on sale of debt securities, net	—	—	—	nm	(7,186)	14	(7,200)	nm
Gain (loss) on equity securities, net	257	(462)	719	(156)%	83,559	(1,894)	85,453	nm
Gain on loan and lease sales, net	1,762	2,772	(1,010)	(36)%	5,864	5,350	514	10%
BOLI income	2,067	2,051	16	1%	6,328	6,181	147	2%
Other income	16,739	17,022	(283)	(2)%	40,042	51,479	(11,437)	(22)%
Total	$88,512	$72,388	$16,124	22%	$256,075	$222,606	$33,469	15%
nm = Not meaningful

Service charges on deposits for the three and nine months ended September 30, 2019, increased $1.1 million and $1.8 million, respectively, due to an increase in analyzed account fees during the periods.

The loss on sale of debt securities for the nine months ended September 30, 2019, increased $7.2 million as compared to the same period of the prior year, due to a strategic restructuring of our available for sale debt securities portfolio to reduce interest rate sensitivity for a potentially decreasing interest rate environment, increase operational efficiency, and improve the cash liquidity position of the Company.

Gain on equity securities for the nine months ended September 30, 2019, compared to the same period in the prior year increased due primarily to the one-time gain on sale of all of the owned shares of Visa Inc. Class B common stock held by the Company during the second quarter.

The fluctuations in the gain on loan and lease sales for the three and nine months ended September 30, 2019, are due to changes in the mix and volume of loans sold during the periods.

Other income for the nine months ended September 30, 2019 compared to the same period in the prior year decreased by $11.4 million. The decrease was primarily related to a decline in the swap derivative value and other derivative related income attributable to the decrease in long-term interest rates during the period, as well as a decrease of debt capital market swap fee revenue of $1.5 million due to the timing of production.

The following table presents our residential mortgage banking revenues for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Origination and sale	$31,432	$20,983	$68,956	$71,979
Servicing	11,358	10,302	33,218	31,231
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	(6,835)	(6,007)	(20,171)	(18,108)
Changes in valuation inputs or assumptions (1)	11,045	6,206	(14,243)	17,983
Balance, end of period	$47,000	$31,484	$67,760	$103,085
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Residential mortgage banking revenue for the three and nine months ended September 30, 2019, as compared to the same periods of 2018 increased by $15.5 million and decreased by $35.3 million, respectively. The increase for the three month period was primarily driven by a higher gain on fair value of the MSR asset of $4.2 million as compared to a gain on fair value of $199,000 for the same period in 2018, as well as increased originations during the period. The gain on fair value of the MSR asset was driven by the $7.8 million fair value gain recorded for the portion of mortgage servicing rights held for sale at the end of the quarter. In addition, the closed loans for sale volume for the three months ended September 30, 2019, increased 21% and the gain on sale margin increased to 3.72%, compared to 2.77% in the same period of the prior year.

The decrease for the nine months ended September 30, 2019, was the result of a higher loss on fair value of the MSR asset of $34.4 million as compared to a loss on fair value of $125,000 for the same period in 2018. This decrease was due to decreased interest rates during the nine months ended September 30, 2019 which caused prepayment speeds to rise as well as changes to inputs and assumptions in the valuation model. The closed loans for sale volume for the nine months ended September 30, 2019, decreased 11%, which was offset by the gain on sale margin increasing to 3.40%, compared to 3.15% in the same period of the prior year.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2019 was $183.6 million, an increase of $4.3 million or 2% as compared to the same period in 2018. Non-interest expense for the nine months ended September 30, 2019 was $535.6 million, a decrease of $25.4 million or 5% as compared to the same period in 2018. The following table presents the key elements of non-interest expense for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019	2018	Change Amount	Change Percent	2019	2018	Change Amount	Change Percent
Salaries and employee benefits	$106,819	$103,575	$3,244	3%	$311,526	$323,466	$(11,940)	(4)%
Occupancy and equipment, net	35,446	36,530	(1,084)	(3)%	107,723	112,775	(5,052)	(4)%
Communications	3,617	4,165	(548)	(13)%	11,743	13,045	(1,302)	(10)%
Marketing	3,804	3,969	(165)	(4)%	10,842	8,857	1,985	22%
Services	15,326	14,794	532	4%	40,763	46,482	(5,719)	(12)%
FDIC assessments	2,587	4,303	(1,716)	(40)%	8,366	13,475	(5,109)	(38)%
Loss (gain) on other real estate owned, net	1,188	(128)	1,316	nm	3,815	(258)	4,073	nm
Intangible amortization	1,405	1,541	(136)	(9)%	4,214	4,624	(410)	(9)%
Other expenses	13,398	10,543	2,855	27%	36,605	38,511	(1,906)	(5)%
Total	$183,590	$179,292	$4,298	2%	$535,597	$560,977	$(25,380)	(5)%
nm = Not meaningful

Salaries and employee benefits increased by $3.2 million for the three months ended September 30, 2019 and decreased by $11.9 million for the nine months ended September 30, 2019, as compared to the same periods in the prior year. The increase in salaries and employee benefits for the three months ended September 30, 2019, is primarily related to higher mortgage banking related expenses, due to increased originations during the period. The decrease in salaries and employee benefits for the nine months ended September 30, 2019, is primarily related to lower compensation, payroll taxes, and employee severance, resulting from the Company's operational efficiency initiatives in 2018, as well as lower group insurance rates during the period offset by the increase in mortgage banking related expenses.

Occupancy and equipment expense decreased by $1.1 million and $5.1 million, respectively, for the three and nine months ended September 30, 2019, as compared to the same periods in the prior year resulting from the reduction in the number of store locations.

Communications expense decreased by $548,000 and $1.3 million, respectively, for the three and nine months ended September 30, 2019, as compared to the same period in the prior year due to a decrease in data processing costs during the periods as the Company has executed on its operational expenditure initiatives, including improved procurement and contract renegotiation, as well as fewer stores in the footprint.

Marketing expense increased by $2.0 million for the nine months ended September 30, 2019, as compared to the same period in the prior year due to the marketing efforts to drive our strategic initiatives, including to gain traction with wholesale and middle-market customers and to promote our Go-To app, as well as digital marketing for new customers.

Services expense decreased by $5.7 million for the nine months ended September 30, 2019, as compared to the same period in the prior year, primarily related to lower consulting fees to assist with the identification and implementation of organizational simplification and efficiencies in the same period of the prior year.

FDIC assessments decreased by $1.7 million and $5.1 million for the three and nine months ended September 30, 2019, due to the discontinuation of the large-institution surcharge that had been included in the assessment in the prior periods.

The loss on other real estate owned for both the three and nine months ended September 30, 2019, was due to a valuation adjustment and subsequent loss on the sale of one property.

Other non-interest expense increased by $2.9 million for the three months ended September 30, 2019 and decreased by $1.9 million for the nine months ended September 30, 2019, as compared to the same periods in the prior year. The increase for the three months ended September 30, 2019 is related to an increase in exit and disposal costs as well as state and local business taxes paid during the three months ended September 30, 2019. The decrease for the nine months ended September 30, 2019 is primarily related to a decrease in exit and disposal costs as the Company consolidated 16 stores and sold 4 in the nine months ended September 30, 2019 as compared to the 31 stores consolidated in 2018.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income for the three and nine months ended September 30, 2019, was 23.6% and 24.5%, as compared to 25.9% and 24.9% for the three and nine months ended September 30, 2018. The effective tax rates differed from the statutory rate principally because of state taxes, the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, non-deductible FDIC premiums and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Investment Securities

Equity and other securities were $64.8 million at September 30, 2019, up from $61.8 million at December 31, 2018.

Investment securities available for sale were $2.8 billion as of September 30, 2019, compared to $3.0 billion at December 31, 2018.  The decrease was due to sales and paydowns of $778.3 million, partially offset by purchases of $563.6 million of investment securities as well as an increase of $107.6 million in fair value of investment securities available for sale.

The following tables present the available for sale and held to maturity investment securities portfolio by major type as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	Investment Securities Available for Sale
	September 30, 2019		December 31, 2018
	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$587,200	21%	$39,656	1%
Obligations of states and political subdivisions	269,030	9%	309,171	10%
Residential mortgage-backed securities and collateralized mortgage obligations	1,985,846	70%	2,628,281	89%
Total	$2,842,076	100%	$2,977,108	100%

(dollars in thousands)	Investment Securities Held to Maturity
	September 30, 2019		December 31, 2018
	Amortized Cost	%	Amortized Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$3,320	100%	$3,606	100%
Total	$3,320	100%	$3,606	100%

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.

In June 2019, the Company completed a strategic restructuring of a portion of the available for sale debt securities portfolio. This restructuring resulted in the sale of certain securities at a gross loss of $7.3 million. This was a tactical effort to reduce interest rate sensitivity for a potentially decreasing interest rate environment and improve the cash liquidity position of the Company. The sales were primarily residential mortgage-backed securities and collateralized mortgage obligations and the purchases were non-callable agency bonds. The transaction resulted in an increased duration of the overall investment securities portfolio and a reduction in the portion of investments subject to prepayment.

Gross unrealized losses in the available for sale investment portfolio were $5.2 million at September 30, 2019.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $4.9 million. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, these securities are considered only temporarily impaired due to these changes in market interest rates.

Restricted Equity Securities

Restricted equity securities were $54.5 million at September 30, 2019 and $40.3 million at December 31, 2018, the majority of which represents the Bank's investment in the FHLB of Des Moines. The increase is attributable to purchases of FHLB stock during the period due to additional borrowing activity. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Loans and Leases

Total loans and leases outstanding at September 30, 2019 were $21.5 billion, an increase of $1.1 billion as compared to December 31, 2018. The increase is attributable to net new loan and lease originations of $1.2 billion, partially offset by loans sold of $82.9 million and charge-offs of $57.0 million.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of September 30, 2019 and December 31, 2018.

(dollars in thousands)	September 30, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,495,555	16.2%	$3,573,065	17.5%
Owner occupied term, net	2,566,299	11.9%	2,480,371	12.1%
Multifamily, net	3,479,986	16.2%	3,304,763	16.2%
Construction & development, net	771,214	3.6%	736,254	3.6%
Residential development, net	191,500	0.9%	196,890	1.0%
Commercial
Term, net	2,310,759	10.8%	2,232,923	10.9%
Lines of credit & other, net	1,254,755	5.8%	1,169,525	5.7%
Leases & equipment finance, net	1,485,753	6.9%	1,330,155	6.5%
Residential
Mortgage, net	4,245,674	19.7%	3,635,073	17.8%
Home equity loans & lines, net	1,224,578	5.7%	1,176,477	5.8%
Consumer & other, net	494,721	2.3%	587,170	2.9%
Total, net of deferred fees and costs	$21,520,794	100.0%	$20,422,666	100.0%

Asset Quality and Non-Performing Assets

The following table summarizes our non-performing assets and restructured loans as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019	December 31, 2018
Loans and leases on non-accrual status	$31,636	$50,823
Loans and leases past due 90 days or more and accruing (1)	35,745	36,444
Total non-performing loans and leases	67,381	87,267
Other real estate owned	4,026	10,958
Total non-performing assets	$71,407	$98,225
Restructured loans (2)	$14,309	$13,924
Allowance for loan and lease losses	$156,288	$144,871
Reserve for unfunded commitments	5,085	4,523
Allowance for credit losses	$161,373	$149,394
Asset quality ratios:
Non-performing assets to total assets	0.25%	0.36%
Non-performing loans and leases to total loans and leases	0.31%	0.43%
Allowance for loan and leases losses to total loans and leases	0.73%	0.71%
Allowance for credit losses to total loans and leases	0.75%	0.73%
Allowance for credit losses to total non-performing loans and leases	239%	171%
(1)Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $5.2 million and $8.9 million at September 30, 2019 and December 31, 2018, respectively.
(2)Represents accruing restructured loans performing according to their restructured terms.

The purchased non-credit impaired loans had remaining discount that is expected to accrete into interest income over the life of the loans of $16.6 million and $24.7 million, as of September 30, 2019 and December 31, 2018, respectively. The purchased credit impaired loan pools had remaining discounts of $20.5 million and $24.9 million, as of September 30, 2019 and December 31, 2018, respectively.

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

At September 30, 2019 and December 31, 2018, impaired loans of $14.3 million and $13.9 million, respectively, were classified as performing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a new restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The ALLL totaled $156.3 million at September 30, 2019, an increase of $11.4 million from $144.9 million at December 31, 2018. The following table shows the activity in the ALLL for the three and nine months ended September 30, 2019 and 2018:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance, beginning of period	$151,069	$144,556	$144,871	$140,608
Loans charged-off:
Charge-offs	(23,112)	(15,896)	(56,971)	(46,523)
Recoveries	5,104	3,655	12,125	11,255
Net charge-offs	(18,008)	(12,241)	(44,846)	(35,268)
Provision for loan and lease losses	23,227	11,711	56,263	38,686
Balance, end of period	$156,288	$144,026	$156,288	$144,026
As a percentage of average loans and leases (annualized):
Net charge-offs	0.34%	0.25%	0.29%	0.24%
Provision for loan and lease losses	0.44%	0.24%	0.36%	0.27%
Recoveries as a percentage of charge-offs	22.08%	22.99%	21.28%	24.19%

The increase in allowance for loan and lease losses as of September 30, 2019, compared to the same period of the prior year was primarily attributable to growth in the loan and lease portfolio. Additional discussion on the change in provision for loan and lease losses is provided under the heading Provision for Loan and Lease Losses above.

The following table sets forth the allocation of the allowance for loan and lease losses and percent of loans in each category to total loans and leases as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019		December 31, 2018
	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$51,201	48.8%	$47,904	50.4%
Commercial	70,956	23.5%	63,957	23.1%
Residential	24,556	25.4%	22,034	23.6%
Consumer & other	9,575	2.3%	10,976	2.9%
Allowance for loan and lease losses	$156,288		$144,871

At September 30, 2019, the recorded investment in loans classified as impaired totaled $25.7 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $198,000.  The valuation allowance on impaired loans represents the impairment reserves on performing current and former restructured loans and nonaccrual loans. At December 31, 2018, the total recorded investment in impaired loans was $42.3 million, with a corresponding valuation allowance (included in the allowance for loan and lease losses) of $180,000.

We believe that the allowance for loan and lease losses and the reserve for unfunded commitments at September 30, 2019 are sufficient to absorb losses inherent in the loan and lease portfolio and credit commitments outstanding as of that date based on the information available. This assessment, based in part on historical levels of net charge-offs, loan and lease growth, and a detailed review of the quality of the loan and lease portfolio, involves uncertainty and judgment. Therefore, the adequacy of the ALLL and RUC cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

Residential Mortgage Servicing Rights

The following table presents the key elements of our residential mortgage servicing rights portfolio for the three and nine months ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance, beginning of period	$139,780	$166,217	$169,025	$153,151
Additions for new MSR capitalized	7,393	8,622	16,772	22,012
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(6,835)	(6,007)	(20,171)	(18,108)
Changes due to valuation inputs or assumptions (1)	11,045	6,206	(14,243)	17,983
Balance, end of period	$151,383	$175,038	$151,383	$175,038
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

On October 1, 2019, Umpqua closed on the sale of the mortgage servicing rights to $3.4 billion of mortgage loans serviced for others. The sale of $36.2 million in MSR assets resulted in a gain on fair value of $7.8 million recorded at the end of the third quarter, as the mortgage servicing rights are recorded at fair value.

Information related to our residential serviced loan portfolio as of September 30, 2019 and December 31, 2018 was as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Balance of loans serviced for others	$15,707,519	$15,978,885
MSR as a percentage of serviced loans	0.96%	1.06%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue. The value of servicing rights can fluctuate based on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of a refinance incentive, the total value of existing servicing rights declines as no further servicing fees are collected. Mortgage rates decreased during the nine months ended September 30, 2019, which caused prepayment speed assumptions to rise. This partially offset the $7.8 million fair value gain recorded for the portion of mortgage servicing rights held for sale at the end of the quarter.

The fair value of the MSR asset increased $11.0 million and decreased $14.2 million, respectively, due to changes to inputs to the valuation model including changes in discount rates and prepayment speeds, as well as the increase in value based on the sales price of MSR assets held for sale, during the three and nine months ended September 30, 2019. The fair value of the MSR asset decreased $6.8 million and $20.2 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three and nine months ended September 30, 2019. The change in the fair value of the MSR portfolio for the three and nine months ended September 30, 2018, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs was a decrease of $6.0 million and $18.1 million, respectively, offset by an increase of $6.2 million for the three months ended and a decrease of $18.0 million, due to changes in the valuation inputs and assumptions.

Goodwill and Other Intangible Assets

At September 30, 2019 and December 31, 2018, we had goodwill of $1.8 billion.  Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. There were no changes to goodwill during the nine months ended September 30, 2019.

At September 30, 2019, we had other intangible assets of $19.8 million, compared to $24.0 million at December 31, 2018.   As part of a business acquisition, the fair value of identifiable intangible assets such as core deposits, which include all deposits except certificates of deposit, are recognized at the acquisition date. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten year life. The decrease from December 31, 2018 relates to the amortization of the other intangible assets of $4.2 million for the nine months ended September 30, 2019.

Deposits

Total deposits were $22.4 billion at September 30, 2019, an increase of $1.3 billion, as compared to December 31, 2018. The increase is attributable to growth in time deposits and non-interest bearing demand deposits.

The following table presents the deposit balances by major category as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
Non-interest bearing demand	$7,123,180	32%	$6,667,467	32%
Interest bearing demand	2,406,404	11%	2,340,471	11%
Money market	6,646,383	30%	6,645,390	31%
Savings	1,469,302	6%	1,492,685	7%
Time, $100,000 or greater	3,589,406	16%	2,947,084	14%
Time, less than $100,000	1,200,059	5%	1,044,389	5%
Total	$22,434,734	100%	$21,137,486	100%

The Company's brokered deposits totaled $1.5 billion at September 30, 2019, compared to $1.4 billion at December 31, 2018.

Borrowings

At September 30, 2019, the Bank had outstanding $296.7 million of securities sold under agreements to repurchase, a decrease of $434,000 from December 31, 2018. The Bank had outstanding borrowings consisting of advances from the FHLB as well as federal funds purchased of $1.1 billion at September 30, 2019, which increased $354.9 million from December 31, 2018. The FHLB advances are secured by investment securities and loans secured by real estate. The FHLB advances have fixed interest rates ranging from 1.40% to 7.10% and mature in 2020 through 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $356.4 million and $389.6 million at September 30, 2019 and December 31, 2018, respectively.  The decrease is due to the change in fair value for the junior subordinated debentures elected to be carried at fair value. As of September 30, 2019, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 8% of total deposits at September 30, 2019 and 9% of total deposits at December 31, 2018. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $7.3 billion at September 30, 2019, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $695.5 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at September 30, 2019. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $164.5 million of dividends paid by the Bank to the Company in the nine months ended September 30, 2019.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $77.9 million during the nine months ended September 30, 2019, with the difference between cash used in operating activities and net income consisting of originations of loans held for sale of $2.0 billion, the increase in other assets of $183.1 million, gain on equity securities of $83.6 million, and gain on sale of loans of $65.7 million, offset by proceeds from the sale of loans held for sale of $1.9 billion, provision for loan and lease losses of $56.3 million, a loss on fair value of residential mortgage servicing rights carried at fair value of $34.4 million, and depreciation, amortization and accretion of $33.1 million. This compares to net cash provided by operating activities of $318.6 million during the nine months ended September 30, 2018, with the difference between cash provided by operating activities and net income consisting of the net increase in other liabilities and depreciation, amortization and accretion.

Net cash of $908.9 million used in investing activities during the nine months ended September 30, 2019, consisted principally of net loan originations of $1.2 billion, purchases of investment securities, available for sale of $563.6 million, purchase of restricted equity securities of $220.2 million, and net cash paid in divestiture of stores of $44.6 million, offset by proceeds from investment securities available for sale of $778.3 million, redemption of restricted equity securities of $206.0 million, proceeds from sales of loans of $88.8 million and proceeds from sale of equity securities of $81.9 million. This compares to net cash of $847.2 million used in investing activities during the nine months ended September 30, 2018, which consisted principally of net loan originations of $991.7 million, purchases of investment securities available for sale of $283.9 million, purchases of restricted equity securities of $45.6 million and net cash paid in divestiture of a store of $35.2 million, offset by proceeds from investment securities available for sale of $341.7 million, proceeds from the sale of loans and leases of $119.8 million and redemption of restricted equity securities of $48.8 million.

Net cash of $1.6 billion provided by financing activities during the nine months ended September 30, 2019, primarily consisted of $1.3 billion net increase in deposits and proceeds from borrowings of $810.7 million, offset by $455.7 million repayment of borrowings and $138.9 million of dividends paid on common stock. This compares to net cash of $773.6 million provided by financing activities during the nine months ended September 30, 2018, which consisted primarily of $981.6 million net increase in deposits and proceeds from borrowings of $50.0 million, offset by $127.7 million of dividends paid on common stock and $100.7 million repayment of borrowings.

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

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at September 30, 2019 was $4.3 billion, an increase of $233.1 million from December 31, 2018. The increase in shareholders' equity during the nine months ended September 30, 2019 was principally due to net income and other comprehensive income for the period, offset by declared common dividends.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Dividend declared per common share	$0.21	$0.21	$0.63	$0.61
Dividend payout ratio	55%	51%	51%	57%

As of September 30, 2019, a total of 9.9 million shares are available for repurchase under the Company's current share repurchase plan. During the nine months ended September 30, 2019, 300,000 shares were repurchased under this plan. The Board of Directors approved an extension of the repurchase plan to July 31, 2021. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or entirely by tendering previously held shares.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III") at September 30, 2019 and December 31, 2018:

(dollars in thousands)	Actual		For Capital Adequacy purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total Capital
(to Risk Weighted Assets)
Consolidated	$3,061,945	13.63%	$1,797,526	8.00%	$2,246,907	10.00%
Umpqua Bank	$2,905,295	12.94%	$1,795,763	8.00%	$2,244,704	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,449,572	10.90%	$1,348,144	6.00%	$1,797,526	8.00%
Umpqua Bank	$2,743,960	12.22%	$1,346,822	6.00%	$1,795,763	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,449,572	10.90%	$1,011,108	4.50%	$1,460,490	6.50%
Umpqua Bank	$2,743,960	12.22%	$1,010,117	4.50%	$1,459,058	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,449,572	9.22%	$1,062,480	4.00%	$1,328,100	5.00%
Umpqua Bank	$2,743,960	10.34%	$1,061,749	4.00%	$1,327,186	5.00%
December 31, 2018
Total Capital
(to Risk Weighted Assets)
Consolidated	$2,916,143	13.51%	$1,727,280	8.00%	$2,159,100	10.00%
Umpqua Bank	$2,765,748	12.83%	$1,724,757	8.00%	$2,155,946	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,315,750	10.73%	$1,295,460	6.00%	$1,727,280	8.00%
Umpqua Bank	$2,616,456	12.14%	$1,293,568	6.00%	$1,724,757	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,315,750	10.73%	$971,595	4.50%	$1,403,415	6.50%
Umpqua Bank	$2,616,456	12.14%	$970,176	4.50%	$1,401,365	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,315,750	9.31%	$994,905	4.00%	$1,243,631	5.00%
Umpqua Bank	$2,616,456	10.53%	$994,268	4.00%	$1,242,835	5.00%

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of September 30, 2019.

No change in our internal controls occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2019:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
7/1/19 - 7/31/19	300,344	$17.44	300,000	9,855,429
8/1/19 - 8/31/19	176	$15.26	—	9,855,429
9/1/19 - 9/30/19	199	$16.59	—	9,855,429
Total for quarter	300,719	$17.44	300,000

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 719 shares to be issued upon vesting of restricted stock awards to pay withholding taxes. During the three months ended September 30, 2019, 300,000 shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2021. As of September 30, 2019, a total of 9.9 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

Item 3.            Defaults upon Senior Securities

Not applicable

Item 4.            Mine Safety Disclosures

Not applicable

Item 5.            Other Information

Not applicable

Item 6.            Exhibits

Exhibit #	Description

3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1*	(d) Form Amendment to executive officer Employment Agreements with Ron Farnsworth, David Shotwell, Neal McLaughlin and Andrew Ognall dated effective July 18, 2019

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101)

*           Indicates compensatory plan or arrangement
(a)          Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 23, 2018
(b)          Incorporated by reference to Exhibit 3.2 to Form 8-K filed April 21, 2017
(c)          Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999
(d) Incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 6, 2019

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	November 6, 2019	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	November 6, 2019	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/ Chief Financial Officer and Principal Financial Officer

Dated	November 6, 2019	/s/ Neal T. McLaughlin
Neal T. McLaughlin Executive Vice President/Treasurer and Principal Accounting Officer