Form 10-Q
period 2020-03-31
UMPQUA HOLDINGS CORP
filed 2020-05-07
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	March 31, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Common stock, no par value: 220,215,334 shares outstanding as of April 30, 2020

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.       FINANCIAL INFORMATION
Item 1.         Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks (restricted cash of $112,462 and $86,507)	$406,426	$382,598
Interest bearing cash and temporary investments (restricted cash of $25,371 and $590)	1,251,290	980,158
Total cash and cash equivalents	1,657,716	1,362,756
Investment securities
Equity and other, at fair value	80,797	80,165
Available for sale, at fair value	2,890,475	2,814,682
Held to maturity, at amortized cost	3,200	3,260
Loans held for sale, at fair value	481,541	513,431
Loans and leases	21,251,478	21,195,684
Allowance for credit losses on loans and leases	(291,420)	(157,629)
Net loans and leases	20,960,058	21,038,055
Restricted equity securities	58,062	46,463
Premises and equipment, net	195,390	201,460
Operating lease right-of-use assets	115,485	110,718
Goodwill	2,715	1,787,651
Other intangible assets, net	17,099	18,346
Residential mortgage servicing rights, at fair value	94,346	115,010
Bank owned life insurance	322,717	320,611
Other assets	660,781	434,201
Total assets	$27,540,382	$28,846,809
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$7,169,907	$6,913,375
Interest bearing	15,529,468	15,568,129
Total deposits	22,699,375	22,481,504
Securities sold under agreements to repurchase	346,245	311,308
Borrowings	1,196,597	906,635
Junior subordinated debentures, at fair value	195,521	274,812
Junior subordinated debentures, at amortized cost	88,439	88,496
Operating lease liabilities	123,962	119,429
Deferred tax liability, net	51,061	52,928
Other liabilities	331,571	297,782
Total liabilities	25,032,771	24,532,894
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2020 and 2019; issued and outstanding: 220,175,120 in 2020 and 220,229,282 in 2019	3,507,680	3,514,000
(Accumulated deficit) retained earnings	(1,168,340)	770,366
Accumulated other comprehensive income	168,271	29,549
Total shareholders' equity	2,507,611	4,313,915
Total liabilities and shareholders' equity	$27,540,382	$28,846,809

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2020	March 31, 2019
INTEREST INCOME
Interest and fees on loans and leases	$245,993	$258,747
Interest and dividends on investment securities:
Taxable	16,605	19,956
Exempt from federal income tax	1,562	2,114
Dividends	678	517
Interest on temporary investments and interest bearing deposits	3,331	925
Total interest income	268,169	282,259
INTEREST EXPENSE
Interest on deposits	40,290	34,094
Interest on securities sold under agreement to repurchase and federal funds purchased	395	810
Interest on borrowings	4,046	3,683
Interest on junior subordinated debentures	4,903	5,987
Total interest expense	49,634	44,574
Net interest income	218,535	237,685
PROVISION FOR CREDIT LOSSES	118,085	13,684
Net interest income after provision for credit losses	100,450	224,001
NON-INTEREST INCOME
Service charges on deposits	15,638	15,278
Brokerage revenue	4,015	3,810
Residential mortgage banking revenue, net	17,540	11,231
Loss on sale of debt securities, net	(133)	—
Gain on equity securities, net	814	695
Gain on loan and lease sales, net	1,167	769
BOLI income	2,129	2,168
Other (expense) income	(525)	11,789
Total non-interest income	40,645	45,740
NON-INTEREST EXPENSE
Salaries and employee benefits	109,774	100,658
Occupancy and equipment, net	37,001	36,245
Communications	3,128	4,220
Marketing	2,530	2,726
Services	10,770	12,210
FDIC assessments	2,542	2,942
Intangible amortization	1,247	1,404
Goodwill impairment	1,784,936	—
Other expenses	10,730	11,187
Total non-interest expense	1,962,658	171,592
(Loss) income before provision for income taxes	(1,821,563)	98,149
Provision for income taxes	30,384	24,116
Net (loss) income	$(1,851,947)	$74,033
(Loss) earnings per common share:
Basic	($8.41)	$0.34
Diluted	($8.41)	$0.34
Weighted average number of common shares outstanding:
Basic	220,216	220,366
Diluted	220,216	220,655

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Net (loss) income	$(1,851,947)	$74,033
Available for sale securities:
Unrealized gains arising during the period	107,761	33,269
Income tax expense related to unrealized gains	(27,717)	(8,557)

Reclassification adjustment for net realized losses in earnings	133	—
Income tax benefit related to realized losses	(34)	—
Net change in unrealized gains for available for sale securities	80,143	24,712

Junior subordinated debentures, at fair value:
Unrealized gains arising during the period	78,862	6,564
Income tax expense related to unrealized gains	(20,283)	(1,644)
Net change in unrealized gains for junior subordinated debentures, at fair value	58,579	4,920
Other comprehensive income, net of tax	138,722	29,632
Comprehensive (loss) income	$(1,713,225)	$103,665

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2019	220,255,039	$3,512,874	$602,482	$(58,914)	$4,056,442
Net income			74,033		74,033
Other comprehensive income, net of tax				29,632	29,632
Stock-based compensation		754			754
Stock repurchased and retired	(108,088)	(1,918)			(1,918)
Issuances of common stock under stock plans	310,257	21			21
Cash dividends on common stock ($0.21 per share)			(46,394)		(46,394)
Cumulative effect adjustment (1)			(244)		(244)
Balance at March 31, 2019	220,457,208	$3,511,731	$629,877	$(29,282)	$4,112,326
Net income			111,810		111,810
Other comprehensive income, net of tax				48,395	48,395
Stock-based compensation		2,722			2,722
Stock repurchased and retired	(4,113)	(62)			(62)
Issuances of common stock under stock plans	45,589	—			—
Cash dividends on common stock ($0.21 per share)			(46,684)		(46,684)
Balance at June 30, 2019	220,498,684	$3,514,391	$695,003	$19,113	$4,228,507
Net income			84,502		84,502
Other comprehensive income, net of tax				25,851	25,851
Stock-based compensation		2,350			2,350
Stock repurchased and retired	(300,719)	(5,248)			(5,248)
Issuances of common stock under stock plans	14,169	—			—
Cash dividends on common stock ($0.21 per share)			(46,446)		(46,446)
Balance at September 30, 2019	220,212,134	$3,511,493	$733,059	$44,964	$4,289,516
Net income			83,750		83,750
Other comprehensive loss, net of tax				(15,415)	(15,415)
Stock-based compensation		2,547			2,547
Stock repurchased and retired	(2,483)	(40)			(40)
Issuances of common stock under stock plans	19,631	—			—
Cash dividends on common stock ($0.21 per share)			(46,443)		(46,443)
Balance at December 31, 2019	220,229,282	$3,514,000	$770,366	$29,549	$4,313,915

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Continued)
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2020	220,229,282	$3,514,000	$770,366	$29,549	$4,313,915
Net loss			(1,851,947)		(1,851,947)
Other comprehensive income, net of tax				138,722	138,722
Stock-based compensation		2,253			2,253
Stock repurchased and retired	(486,757)	(8,573)			(8,573)
Issuances of common stock under stock plans	432,595	—			—
Cash dividends on common stock ($0.21 per share)			(46,578)		(46,578)
Cumulative effect adjustment (2)			$(40,181)		(40,181)
Balance at March 31, 2020	220,175,120	$3,507,680	$(1,168,340)	$168,271	$2,507,611

(1) The cumulative effect adjustment relates to the implementation of new accounting guidance for leases on January 1, 2019.

(2) The cumulative effect adjustment relates to the implementation of new accounting guidance for the allowance for credit losses. Refer to Note 1 for discussion of the new accounting guidance.

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,851,947)	$74,033
Adjustments to reconcile net income to net cash used in operating activities:
Goodwill impairment	1,784,936	—
Amortization of investment premiums, net	3,040	1,829
Loss on sale of investment securities, net	133	—
Provision for credit losses	118,085	13,684
Change in cash surrender value of bank owned life insurance	(2,163)	(2,135)
Depreciation, amortization and accretion	10,273	11,554
Loss (gain) on sale of premises and equipment	18	(195)
Gain on store divestiture	—	(1,225)
Additions to residential mortgage servicing rights carried at fair value	(10,023)	(3,887)
Change in fair value of residential mortgage servicing rights carried at fair value	30,687	13,966
Stock-based compensation	2,253	754
Net decrease (increase) in equity and other investments	182	(791)
Gain on equity securities, net	(814)	(695)
Gain on sale of loans and leases, net	(38,346)	(13,025)
Change in fair value of loans held for sale	(8,094)	(2,793)
Origination of loans held for sale	(1,148,184)	(487,090)
Proceeds from sales of loans held for sale	1,235,581	428,298
Change in other assets and liabilities:
Net increase in other assets	(219,221)	(57,027)
Net decrease in other liabilities	(25,117)	(28,872)
Net cash used in operating activities	(118,721)	(53,617)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(140,407)	(5,953)
Proceeds from investment securities available for sale	168,851	119,381
Proceeds from investment securities held to maturity	118	174
Purchases of restricted equity securities	(19,999)	(205,400)
Redemption of restricted equity securities	8,400	198,202
Net change in loans and leases	(109,523)	(23,252)
Proceeds from sales of loans and leases	22,038	15,848
Change in premises and equipment	(3,943)	(2,365)
Proceeds from bank owned life insurance death benefits	57	1,550
Net cash paid in store divestiture	—	(44,646)
Net cash (used in) provided by investing activities	$(74,408)	$53,539

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$217,973	$155,937
Net increase (decrease) in securities sold under agreements to repurchase	34,937	(8,207)
Proceeds from borrowings	600,000	230,670
Repayment of borrowings	(310,000)	(50,000)
Dividends paid on common stock	(46,248)	(46,254)
Proceeds from stock options exercised	—	21
Repurchase and retirement of common stock	(8,573)	(1,918)
Net cash provided by financing activities	488,089	280,249
Net increase in cash and cash equivalents	294,960	280,171
Cash and cash equivalents, beginning of period	1,362,756	622,637
Cash and cash equivalents, end of period	$1,657,716	$902,808

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$53,213	$44,026
Income taxes	$38,732	$34,383
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$80,143	$24,712
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$58,579	$4,920
Cumulative effect adjustment to retained earnings	$40,181	$244
Cash dividend declared on common stock and payable after period-end	$46,237	$46,297
Transfer of loans to loans held for sale	$10,234	$—
Change in GNMA mortgage loans recognized due to repurchase option	$992	$(8,760)

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation conform to accounting principles generally accepted in the United States of America ("GAAP"). All references in this report to "Umpqua," "we," "our," "us," the "Company" or similar references mean Umpqua Holdings Corporation and include our consolidated subsidiaries where the context so requires. References to "Bank" refer to our subsidiary Umpqua Bank, an Oregon state-chartered commercial bank, and references to "Umpqua Investments" refer to our subsidiary Umpqua Investments, Inc., a registered broker-dealer and investment adviser. The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc. ("FinPac"), a commercial equipment leasing company. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of our accounting policies is included in the 2019 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2019 Annual Report filed on Form 10-K.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to March 31, 2020 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications.

Application of new accounting guidance

In June 2016, the Financial Accounting Standard Board's ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") or ("ASC 326"). The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

The adoption date for the Company was January 1, 2020. The guidance was applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at January 1, 2020. However, certain provisions of the guidance are only required to be applied on a prospective basis.

The Bank has elected to not include accrued interest when determining the amortized cost basis of an asset. Instead, the amortized cost basis of an asset is the combination of the balance, deferred fees and costs, and premium or discount. In addition, the Bank has elected to continue to present accrued interest as part of Other Assets on the consolidated balance sheets. The Bank has elected to not calculate an allowance for credit losses on accrued interest and the policies related to income recognition on non-accrual loans are outlined below.

Upon adoption of CECL, the Company did not reassess whether loans previously accounted for as purchased credit impaired ("PCI") met the definition of a Purchased Credit-Deteriorated ("PCD") loan and therefore accounts for all such assets as PCD. The Company has elected not to retain the PCI pools previously established. Instead, the loans will now be included within the appropriate class of financing receivables which have been established based on shared risk characteristics. Changes to the allowance after adoption are recorded through provision expense.

Based on the Bank's portfolio composition as of January 1, 2020, and economic environment at that time, management recorded an initial estimate of the allowance for credit losses ("ACL") under CECL, which includes the allowance for credit losses on loans and leases ("ACLLL") of $207.6 million and reserve for unfunded commitments ("RUC") of $8.3 million. The implementation of CECL resulted in a cumulative effect of an accounting change adjustment to retained earnings of $40.2 million.

The Company analyzed the portfolio segments and classes of financing receivables based on the implementation of CECL. There were no necessary changes in the portfolio segments or classes of financing receivables. The increase in the allowance by portfolio segment is as follows:

	December 31, 2019		January 1, 2020
(in thousands)	Allowance for Loan Loss	Reserve for Unfunded Commitments	Allowance for Credit Losses on Loans and Leases	Reserve for Unfunded Commitments	$ Increase (decrease)	% Increase (decrease)
Commercial real estate, net	$50,847	$534	$55,924	$4,564	$9,107	18%
Commercial, net	73,820	2,539	117,829	2,052	43,522	57%
Residential, net	24,714	149	26,813	1,416	3,366	14%
Consumer & other, net	8,248	1,884	7,062	312	(2,758)	(27)%
Total	$157,629	$5,106	$207,628	$8,344	$53,237	33%

Due to the significance of the implementation of CECL on the Company, the following significant accounting policies have been updated from the policies disclosed in prior financial statements.

Allowance for Credit Losses Policy- The Bank has established an Allowance for Credit Loss Committee, which is responsible for, among other things, regularly reviewing the ACL methodology, including allowance levels and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The Bank's Audit and Compliance Committee provides board oversight of the ACL process and reviews and approves the ACL methodology on a quarterly basis. CECL is not prescriptive in the methodology used to determine the expected credit loss estimate. Instead, management has flexibility in selecting the methodology. The expected credit losses must be estimated over a financial asset's contractual term, adjusted for prepayments utilizing quantitative and qualitative factors. There are also specific considerations for Purchased Credit-Deteriorated, Troubled Debt Restructured ("TDR"), and Collateral Dependent Loans ("CDL").

The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is the starting point for estimating expected credit losses. Adjustments are made to historical loss experience to reflect differences in asset-specific risk characteristics, such as underwriting standards, portfolio mix or asset terms, and differences in economic conditions – both current conditions and reasonable and supportable forecasts. When the Company is not able to make or obtain reasonable and supportable forecasts for the entire life of the financial asset, it has estimated expected credit losses for the remaining life using an approach that reverts to historical credit loss information for the longer-term portion of the asset's life.

The Company utilizes complex models to obtain reasonable and supportable forecasts; most of the models calculate two predictive metrics: the probability of default ("PD") and loss given default ("LGD"). The PD measures the probability that a loan will default within a given time horizon and primarily measures the adequacy of the debtor's cash flow as the primary source of repayment of the loan or lease. The LGD is the expected loss which would be realized presuming a default has occurred and primarily measures the value of the collateral or other secondary source of repayment related to the collateral.

The combination of the current expected credit loss, purchased credit deteriorated, collateral dependent loans, troubled debt restructuring, and the reserve for unfunded commitments components represent the allowance for credit losses. Management believes that the ACL was adequate as of March 31, 2020. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could possibly result in additional charges to the provision for credit losses.

Acquired Loans and Leases- Loans and leases purchased without more-than-insignificant credit deterioration, are recorded at their fair value at the acquisition date. However, loans and leases purchased with more-than-insignificant credit deterioration will be recorded with their applicable allowance for credit loss to determine the amortized cost basis.

Originated Loans and Leases- Loans are stated at the amount of unpaid principal, net of unearned income and any deferred fees or costs. All discounts and premiums are recognized over the contractual life of the loan as yield adjustments. Leases are recorded at the amount of minimum future lease payments receivable and estimated residual value of the leased equipment, net of unearned income and any deferred fees. Initial direct costs related to lease originations are deferred as part of the investment in direct financing leases and amortized over their term using the effective interest method. Unearned lease income is amortized over the term using the effective interest method.

Income Recognition on Non-Accrual Loans- Loans are classified as non-accrual if the collection of principal and interest is doubtful. Generally, this occurs when a commercial or commercial real estate loan is past due as to maturity or payment of principal or interest by 90 days or more, unless such loans are well-secured and in the process of collection. Loans that are less than 90 days past due may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.

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

Collateral Dependent Loans and Troubled Debt Restructurings- A loan or lease is considered collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. The Company's classification of CDLs includes: non-homogeneous non-accrual loans and leases, non-homogeneous loans determined by individual credit review, homogeneous non-accrual leases and equipment finance agreements and homogeneous real estate secured loans that have been charged down to net realizable value or the government guarantee balance. Except for homogenous leases and equipment finance agreements, the expected credit losses for CDLs will be measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable, less the amortized cost basis of the financial asset. The Company may also use the loan's observable market price, if available. If the value of the CDL is determined to be less than the recorded amount of the loan, a charge-off will be taken. To determine the expected credit loss for homogenous leases or equipment finances agreements, the LGD calculated by the CECL model will be utilized. When a homogenous lease or equipment finance agreement becomes 181 days past due, it is fully charged-off.

Loans are reported as restructured loans when, due to borrower financial difficulties, the Bank grants a concession it would not otherwise be willing to offer for a loan. Once a loan has been classified as restructured, it continues in the classification until it has paid in full or it has demonstrated six months payment performance and was determined to have been modified at a market rate. TDRs, including reasonably expected TDRs, are individually recognized and measured for expected credit loss. They are measured for expected credit loss in two ways: when a TDR meets the definition of a CDL, it is measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable; otherwise, a discounted cash flow analysis is utilized to measure the expected credit loss for a TDR. The discounted cash flow for TDRs are discounted based on the pre-modification rate and the expected remaining life.

In March 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was passed, which, among other things, allows the Bank to suspend the requirements for certain loan modifications to be categorized as a TDR, including the related impairment for accounting purposes, as such, the Bank is not reporting COVID-19 related modifications as TDRs.

Reserve for Unfunded Commitments- A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb expected losses associated with the Bank's commitment to lend funds under existing agreements, such as letters or lines of credit. The RUC calculation utilizes the allowance for credit loss on loans and leases rates, probability of default risk ratings, and utilization rates based on the economic expectations over the contractual life of the commitment. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for credit losses on loans and leases. Provisions for unfunded commitment losses are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The ASU was issued to improve the effectiveness of disclosures surrounding fair value measurements. The ASU removes numerous disclosures from Topic 820 including: transfers between level 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for level 3 fair value measurements. The ASU also modified and added disclosure requirements in regards to changes in unrealized gains and losses included in other comprehensive income, as well as the range and weighted average of unobservable inputs for level 3 fair value measurements. The Company adopted this ASU as of January 1, 2020, on a retrospective basis except certain provisions of the guidance are only required to be applied on a prospective basis.

Recent accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU was issued to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The last expedient is a one-time election to sell or transfer debt securities classified as held to maturity. The expedients are in effect from March 12, 2020, through December 31, 2022. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

Note 2 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses and approximate fair values of debt securities at March 31, 2020 and December 31, 2019:

	March 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$691,066	$59,446	$—	$750,512
Obligations of states and political subdivisions	242,262	10,172	(15)	252,419
Residential mortgage-backed securities and collateralized mortgage obligations	1,824,819	63,032	(307)	1,887,544
Total available for sale securities	$2,758,147	$132,650	$(322)	$2,890,475
Held to maturity:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,200	$865	$—	$4,065
Total held to maturity securities	$3,200	$865	$—	$4,065

	December 31, 2019
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$642,009	$5,919	$(4,324)	$643,604
Obligations of states and political subdivisions	251,531	9,600	(37)	261,094
Residential mortgage-backed securities and collateralized mortgage obligations	1,896,708	18,962	(5,686)	1,909,984
Total available for sale securities	$2,790,248	$34,481	$(10,047)	$2,814,682
Held to maturity:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,260	$1,003	$—	$4,263
Total held to maturity securities	$3,260	$1,003	$—	$4,263

Interest accrued on investment securities totaled $11.9 million and $9.8 million as of March 31, 2020 and December 31, 2019, respectively, and is included in Other Assets.

Debt securities that were in an unrealized loss position as of March 31, 2020 and December 31, 2019 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	March 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Obligations of states and political subdivisions	$3,843	$10	$774	$5	$4,617	$15
Residential mortgage-backed securities and collateralized mortgage obligations	—	—	22,719	307	22,719	307
Total	$3,843	$10	$23,493	$312	$27,336	$322

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$313,169	$4,324	$—	$—	$313,169	$4,324
Obligations of states and political subdivisions	4,611	30	1,906	7	6,517	37
Residential mortgage-backed securities and collateralized mortgage obligations	288,866	1,628	402,802	4,058	691,668	5,686
Total	$606,646	$5,982	$404,708	$4,065	$1,011,354	$10,047

These unrealized losses on the Company's debt securities were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the Company's securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2020 are issued or guaranteed by government sponsored enterprises.

Because the decline in fair value of the Company's securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an allowance for credit loss at March 31, 2020.

The following table presents the contractual maturities of debt securities at March 31, 2020:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$25,308	$25,479	$—	$—
Due after one year through five years	53,243	54,215	3	3
Due after five years through ten years	851,403	908,128	11	12
Due after ten years	1,828,193	1,902,653	3,186	4,050
Total securities	$2,758,147	$2,890,475	$3,200	$4,065

The following table presents, as of March 31, 2020, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$283,422	$292,225
Other securities pledged principally to secure repurchase agreements	552,246	580,377
Total pledged securities	$835,668	$872,602

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Commercial real estate
Non-owner occupied term, net	$3,613,420	$3,545,566
Owner occupied term, net	2,472,187	2,496,088
Multifamily, net	3,464,217	3,514,774
Construction & development, net	667,975	678,740
Residential development, net	187,594	189,010
Commercial
Term, net	2,317,573	2,232,817
Lines of credit & other, net	1,208,051	1,212,393
Leases & equipment finance, net	1,492,762	1,465,489
Residential
Mortgage, net	4,193,908	4,215,424
Home equity loans & lines, net	1,249,152	1,237,512
Consumer & other, net	384,639	407,871
Total loans and leases, net of deferred fees and costs	$21,251,478	$21,195,684

The loan balances are net of deferred fees and costs of $72.7 million and $71.9 million as of March 31, 2020 and December 31, 2019, respectively. Net loans also include discounts on acquired loans of $27.9 million and $30.2 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, loans totaling $13.6 billion were pledged to secure borrowings and available lines of credit.

Interest accrued on loans and leases totaled $57.6 million and $58.5 million as of March 31, 2020 and December 31, 2019, respectively, and is included in Other Assets.
The Bank, through its commercial equipment leasing subsidiary, FinPac, is a direct provider of commercial equipment leasing and financing throughout the United States, originating business through three distinct channels: small and mid-ticket third-party originators, vendor finance, and Umpqua Bank Equipment Leasing & Finance. Direct finance leases are included within the lease and equipment finance segment within the loans and leases, net line item. All of these leases typically have terms of three to five years and are considered to be direct financing leases. Interest income recognized on these leases was $6.7 million and $8.4 million for the three months ended March 31, 2020 and 2019, respectively.

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases. The following table summarizes the carrying value of loans and leases sold by major loan type during the three months ended March 31, 2020 and 2019:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Commercial real estate
Non-owner occupied term, net	$3,385	$4,819
Owner occupied term, net	5,766	4,710
Commercial
Term, net	11,677	5,441
Leases & equipment finance, net	43	—
Residential
Mortgage, net	—	109
Total loans and leases sold, net	$20,871	$15,079

Note 4 – Allowance for Credit Losses

Allowance for Credit Losses Methodology

The Allowance for Credit Losses is an important element in the Bank's financial statements. In accordance with ASC 326, the ACL represents management's estimate of lifetime credit losses for assets within its scope, specifically loans and leases and unfunded commitments. ASC 326 is not prescriptive in the methodology used to determine the expected credit loss estimate. Therefore, management has flexibility in selecting the methodology. The expected credit losses must be estimated over a financial asset's contractual term, adjusted for prepayments utilizing quantitative and qualitative factors. There are also specific considerations for purchased credit-deteriorated, troubled debt restructured, and collateral dependent loans.

To calculate the ACL, management uses models to estimate the PD and LGD for loans utilizing inputs that include forecasted future economic conditions and that are dependent upon specific macroeconomic variables relevant to each of the Bank's loan and lease portfolios. Moody's, a third party, provided the historical and forward-looking macroeconomic data used in the development of the models used to calculate the ACL.

For ACL calculation purposes, the Bank considered the financial and economic environment at the time of assessment and economic scenarios that differed in the levels of severity and sensitivity to the ACL results. At each measurement date, the Bank selects the scenario that reflects its view of future economic conditions and is determined to be the most probable outcome.

All forecasts are updated monthly for each variable where applicable and incorporated as relevant into the ACL calculation. Actual credit loss results will differ from the estimate of credit losses, either in a strong economy or a recession, as our portfolio will change through time due to growth, risk mitigation actions and other factors. In addition, the scenarios used will differ and change through time as economic conditions change. Economic scenarios might not capture deterioration in the economy timely enough for the Bank to be able to adequately impact the ACL.

Select macroeconomic variables are projected over the forecast period, and they could have a material impact in determining the ACL. As the length of the forecast period increases, information about the future becomes less readily available and projections are inherently less certain.

The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate for all portfolio segments, during the three months ended March 31, 2020, were primarily related to changes in the economic assumptions. Because of the rapidly changing economic environment due to the COVID-19 pandemic, the Bank opted to use Moody's proprietary baseline economic forecast which included the latest macroeconomic developments throughout March 2020. The World Health Organization officially declared COVID-19 a pandemic, the Federal Reserve reacted with the implementation of its policy tools, a national state of emergency was declared in the U.S. and congress passed the CARES Act in a response to minimize the effects from the pandemic. Moody's incorporated these developments in its late March 2020 macroeconomic outlook. Based on these factors, the Bank believed the Moody's macroeconomic forecast was appropriate to use to calculate the ACL.

In the baseline scenario selected, the probability that the economy will perform better than this baseline is equal to the probability that it will perform worse and included the following:
•the U.S. economy undergoes a recession due to the COVID-19 pandemic from the first quarter of 2020 to the second quarter of 2020;
•real GDP peak-to-trough is approximately negative 6%, on a cumulative basis;
•U.S. unemployment rate peaks near 9% in the second quarter of 2020;
•partial economic recovery in the third quarter of 2020, then slow growth thereafter and an acceleration later in 2021;
•return to full employment is achieved by 2023;
•an assumption that the direct stimulus payments to eligible taxpayers will be transitioned effectively to individuals and there will be a boost in unemployment insurance from the $2.2 trillion fiscal stimulus;
•banks, airlines and hospitals will be beneficiaries of economic stimulus legislation.

The Bank uses an additional scenario that differs in terms of severity within the variables, both favorable and unfavorable to assess sensitivity in the ACL results and to inform qualitative adjustments. Typically, the Bank would have selected a scenario that was more unfavorable in comparison to the scenario used for the ACL calculation. However, because of the recent COVID-19 pandemic, the timing of scenarios and management judgment, the Bank selected Moody's COVID-19 severe pandemic scenario.

In the COVID-19 severe pandemic scenario, which was less severe, the U.S. economy undergoes a recession due to the COVID-19 crisis from first quarter of 2020 to third quarter of 2020 and includes the following factors:
•real GDP peak-to-trough is approximately negative 2%, on a cumulative basis;
•U.S. unemployment rate peaks near 5% in the fourth quarter of 2020;
•a slow economic growth begins in fourth quarter of 2020;
•return to full employment is achieved by 2022.

However, in contrast to the scenario selected to calculate the ACL, the sensitivity scenario also incorporated severely impacted home values, decreasing in first quarter of 2020 and staying flat throughout 2020 year-end then increasing in 2021. Under the baseline scenario, home values are not materially impacted. The sensitivity scenario assumes no effects from the fiscal stimulus, as the specifics of the proposed legislation were not publicly available at a notable level at the time of publication. The results using the COVID-19 severe pandemic scenario for sensitivity analysis were reviewed by management, but management believes the baseline scenario better reflected the economic uncertainty caused by the pandemic for use in the ACL calculation.

The ACL is measured on a collective (pool) basis when similar characteristics exist. The Company has selected models at the portfolio level using a risk-based approach, with larger, more complex portfolios having more complex models. The macroeconomic variables that are inputs to the below models are reasonable and supportable over the life of the loans in that they reasonably project the key economic variables in the near term and then converge to a long run equilibrium trend. These models produce reasonable and supportable estimates of loss over the life of the loans as the projected credit losses will also converge to a steady state in line with the variables applied. The Company measures the ACL using the following methods:

Commercial Real Estate ("CRE"): Non-owner occupied commercial real estate, multifamily, and construction loans are analyzed using a model that uses four primary property variables: Net Operating Income ("NOI"), Property Value, Property Type, and Location. For PD estimation, the model simulates potential future paths of NOI given commercial real estate market factors determined from macroeconomic forecasts. Using the resulting expected debt service coverage ratios, together with predicted loan-to-values and other variables, the model estimates PD from the range of conditional possibilities. In addition, the model estimates maturity PD capturing refinance default risk to produce a total PD for the loan. The model estimates LGD, inclusive of principal loss and liquidation expenses, empirically using predicted loan-to-value as well as certain market and other factors. The LGD calculation also includes a separate maturity risk component. The primary economic drivers in the model are GDP Growth, U.S. unemployment rate, and 10-Year Treasury yield. The model produces PD and LGD on a quarter-by-quarter basis for the life of loan.

The owner-occupied commercial real-estate portfolio utilizes a top down macroeconomic model using linear regression. This model produces portfolio level quarterly net charge-off rates for 10 years. The primary economic drivers for this model are the 7-year A vs Aa corporate bond spread and S&P 500 corporate after-tax profits.

Commercial: Non-homogeneous commercial loans and leases and residential development loans are analyzed in a multi-step process. An initial PD is estimated using a model driven by an obligor's selected financial statement ratios, together with industry and cycle-adjusting information. An initial LGD is derived separately based on collateral type using collateral value and a haircut to reflect the loss in liquidation. Another model then applies an auto-regression technique to the initial PD and LGD metrics to estimate the PD and LGD curves according to the macroeconomic scenario over a one-year reasonable and supportable forecast. The primary economic drivers in the model are the S&P 500 Stock Price Index, S&P 500 Market Volatility Index, U.S. unemployment rate, as well as appropriate yield curves and credit spreads. This model utilizes output reversion methodology, which reverts on a straight-line basis over two years to long-term PD estimated using financial statement ratios of each obligor.

The model for the homogeneous lease and equipment finance agreement portfolio uses lease and equipment finance information, such as origination and performance, as well as macroeconomic variables to calculate PD and LGD values. The PD calculation is based on survival analysis while LGD is calculated using a two-step regression. The model calculates LGD using an estimate of the probability that a defaulted lease or equipment finance agreement will have a loss, and an estimate of the loss amount. The primary economic drivers for the model are GDP, U.S. unemployment rate, and a home price growth index. The model produces PD and LGD curves at the lease level for each month in the forecast horizon.

Residential: The models for residential real estate and Home Equity Lines of Credit ("HELOC") utilize loan level variables, such as origination and performance, as well as macroeconomic variables to calculate PD and LGD. The U.S. unemployment rate and home price growth rate indexes are primary economic drivers in both the residential real estate and HELOC models. In addition, the prime rate is also a primary driver in the HELOC model. The models focus on establishing an empirical relationship between default probabilities and a set of loan-level, borrower, and macroeconomic credit risk drivers. The LGD calculation for residential real estate is based on an estimate of the probability that a defaulted loan will have a loss, and then an estimate of the loss amount. HELOCs utilize the same model using residential real estate LGD values to assign loans to cohorts based on FICO scores and loan age. The model produces PD and LGD curves at the loan level for each quarter in the forecast horizon.

Consumer: Historical net charge-off information as well as economic forecast assumptions are used to project loss rates for the Consumer segment.

All loans and leases that have not been modeled receive a loss rate via an extrapolated rate methodology. The loans and leases receiving an extrapolated rate are typically newly originated loans and leases or loans and leases without the granularity of data necessary to be modeled. Based on the vintage year, credit classification, and reporting category of the modeled loans and leases, a loss factor is calculated and applied to the non-modeled loans and leases.

Along with the quantitative factors produced by the above models, management also considers prepayment speeds and qualitative factors when determining the ACL. The Company uses a prepayment model that forecasts the constant prepayment rates based on institution specific data. Below are the nine qualitative factors considered where applicable:

•Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.
•Changes in national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.
•Changes in the nature and volume of the portfolio and in the terms of loans and leases.
•Changes in the experience, ability, and depth of lending management and other relevant staff.
•Changes in the volume and severity of past due loans and leases, the volume of non-accrual loans and leases, and the volume and severity of adversely classified or graded loans and leases.
•Changes in the quality of the Bank's credit review system.
•Changes in the value of the underlying collateral for collateral-dependent loans and leases.
•The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
•The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank's existing portfolio.

The Company evaluated each qualitative factor as of March 31, 2020, and concluded that a material adjustment to the amounts indicated by the models was not necessary, as the models appropriately reflected the significant changes in credit conditions.

Loss factors from the models, prepayment speeds, and qualitative factors are input into the Company's CECL accounting application which aggregates the information. The Company then uses two methods to calculate the current expected credit loss: 1) the discounted cash flow ("DCF") method, which is used for all loans except lines of credit and 2) the non-discounted cash flow method which is used for lines of credit due to difficulty of calculating an effective interest rate when lines have yet to be drawn on. The DCF method utilizes the effective interest rate of individual assets to discount the expected credit losses adjusted for prepayments. The difference in the net present value and the amortized cost of the asset will result in the required allowance. The non-discounted cash flow method uses the exposure at default, along with the expected credit losses adjusted for prepayments to calculate the required allowance.

The following table summarizes activity related to the allowance for credit losses on loans and leases by portfolio segment for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$50,847	$73,820	$24,714	$8,248	$157,629
Impact of adoption of CECL	5,077	44,009	2,099	(1,186)	49,999
Provision for credit losses for loans and leases	43,608	49,673	7,185	5,036	105,502
Charge-offs	—	(22,608)	(11)	(1,836)	(24,455)
Recoveries	246	1,713	264	522	2,745
Net (charge-offs) recoveries	246	(20,895)	253	(1,314)	(21,710)
Balance, end of period	$99,778	$146,607	$34,251	$10,784	$291,420

The following table summarizes activity related to the allowance for loan and lease losses by loan and lease portfolio segment for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Balance, beginning of period	$47,904	$63,957	$22,034	$10,976	$144,871
Charge-offs	(2,151)	(13,210)	(135)	(1,656)	(17,152)
Recoveries	337	2,354	155	623	3,469
Provision	1,751	11,269	119	545	13,684
Balance, end of period	$47,841	$64,370	$22,173	$10,488	$144,872

Asset Quality and Non-Performing Loans and Leases

We manage asset quality and control credit risk through diversification of the loan and lease portfolio and the application of policies designed to promote sound underwriting and loan and lease monitoring practices. The Bank's Credit Quality Administration is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of non-performing, past due loans and leases and larger credits, designed to identify potential charges to the allowance for credit losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan and lease portfolio, prevailing economic conditions and other factors.

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogenous leases and equipment financing is determined by the loss given default calculated by the CECL model and therefore leases and equipment finance on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the three months ended March 31, 2020.

The following tables present the amortized cost basis of the loans and leases past due, by loan and lease class, as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual (1)	Current	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$4,331	$5,401	$—	$9,732	$4,510	$3,599,178	$3,613,420
Owner occupied term, net	7,064	4,231	2,177	13,472	6,135	2,452,580	2,472,187
Multifamily, net	—	—	—	—	598	3,463,619	3,464,217
Construction & development, net	—	—	—	—	—	667,975	667,975
Residential development, net	—	—	—	—	—	187,594	187,594
Commercial
Term, net	316	1,441	213	1,970	2,407	2,313,196	2,317,573
Lines of credit & other, net	3,194	648	1	3,843	12,443	1,191,765	1,208,051
Leases & equipment finance, net	12,668	3,663	2,281	18,612	13,035	1,461,115	1,492,762
Residential
Mortgage, net (2)	9,472	163	45,647	55,282	—	4,138,626	4,193,908
Home equity loans & lines, net	3,081	728	1,728	5,537	—	1,243,615	1,249,152
Consumer & other, net	2,619	942	466	4,027	—	380,612	384,639
Total, net of deferred fees and costs	$42,745	$17,217	$52,513	$112,475	$39,128	$21,099,875	$21,251,478

(1) Loans and leases on non-accrual had a related allowance for credit losses of $11.6 million at March 31, 2020, related to an amortized cost basis of leases and equipment finance of $13.0 million.
(2) Includes government guaranteed GNMA mortgage loans that the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $5.3 million at March 31, 2020.

	December 31, 2019
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual	Current and Other (1)	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$—	$—	$121	$121	$2,920	$3,542,525	$3,545,566
Owner occupied term, net	975	470	1	1,446	4,600	2,490,042	2,496,088
Multifamily, net	—	—	—	—	—	3,514,774	3,514,774
Construction & development, net	—	—	—	—	—	678,740	678,740
Residential development, net	—	—	—	—	—	189,010	189,010
Commercial
Term, net	136	381	—	517	3,458	2,228,842	2,232,817
Lines of credit & other, net	3,548	376	36	3,960	767	1,207,666	1,212,393
Leases & equipment finance, net	10,685	11,176	3,086	24,947	14,499	1,426,043	1,465,489
Residential
Mortgage, net (2)	—	8,104	36,642	44,746	—	4,170,678	4,215,424
Home equity loans & lines, net	2,173	867	1,804	4,844	—	1,232,668	1,237,512
Consumer & other, net	2,043	948	615	3,606	—	404,265	407,871
Total, net of deferred fees and costs	$19,560	$22,322	$42,305	$84,187	$26,244	$21,085,253	$21,195,684

(1) Other includes purchased credit impaired loans of $89.5 million.
(2) Includes government guaranteed GNMA mortgage loans that the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $4.3 million at December 31, 2019.

Collateral Dependent Loans and Leases

The following table summarizes the amortized cost basis of the collateral dependent loans and leases by the type of collateral securing the assets as of March 31, 2020. There have been no significant changes in the level of collateralization from the prior periods.

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$4,227	$—	$—	$4,227
Owner occupied term, net	—	5,491	—	—	5,491
Multifamily, net	—	598	—	—	598
Commercial
Term, net	763	—	11,680	—	12,443
Line of credit & other, net	950	82	8	1,426	2,466
Leases & equipment finance, net	—	—	13,035	—	13,035
Residential
Mortgage, net	2,648	—	—	—	2,648
Home equity loans & lines, net	94,734	—	—	—	94,734
Total net of deferred fees and costs	$99,095	$10,398	$24,723	$1,426	$135,642

Off Balance Sheet Credit Disclosure

The following tables present a summary of activity in the RUC and unfunded commitments for the three months ended March 31, 2020 and 2019:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Balance, beginning of period	$5,106	$4,523
Impact of adoption of CECL	3,238	—
Provision for credit losses on unfunded commitments	12,583	131
Balance, end of period	$20,927	$4,654

(in thousands)	Total
Unfunded loan and lease commitments
March 31, 2020	$5,705,316
March 31, 2019	$5,510,974

Troubled Debt Restructurings

At March 31, 2020 and December 31, 2019, troubled debt restructured loans of $20.5 million and $18.6 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulties, and generally provide for a temporary modification of loan repayment terms. In order for a newly restructured loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by portfolio segment as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$5,045	$329	$5,374	8
Commercial, net	3,600	—	3,600	2
Residential, net	11,832	—	11,832	70
Consumer & other, net	64	—	64	4
Total, net of deferred fees and costs	$20,541	$329	$20,870	84

	December 31, 2019
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$3,968	$—	$3,968	3
Commercial, net	4,105	—	4,105	2
Residential, net	10,460	—	10,460	54
Consumer & other, net	43	—	43	3
Total, net of deferred fees and costs	$18,576	$—	$18,576	62

The following table presents newly restructured loans that occurred during the three months ended March 31, 2020 and 2019:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Commercial real estate, net	$—	$118
Commercial, net	—	1,842
Residential, net	5,678	—
Consumer & other, net	24	—
Total, net of deferred fees and costs	$5,702	$1,960

For the periods presented in the table above, the outstanding recorded investment was the same pre and post modification and all modifications were combination modifications. There were $890,000 financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three months ended March 31, 2020. There were no financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the prior period.

Credit Quality Indicators

Management regularly reviews loans and leases in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading. In addition, the board reviews and approves the credit quality indicators each year. The Bank differentiates its lending portfolios into homogeneous and non-homogeneous loans and leases. Homogeneous loans and leases are risk rated on a single risk rating scale based on the past due status of the loan or lease.

The Bank's risk rating methodology for its non-homogeneous loans and leases uses a dual risk rating approach to assess the credit risk. This approach uses two scales to provide a comprehensive assessment of credit default risk and recovery risk. The probability of default scale measures a borrower's credit default risk using risk ratings ranging from 1 to 16, where a higher rating represents higher risk. The loss given default scale measures the amount of loss that may not be recovered in the event of a default, using six alphabetic ratings from A-F, where a higher rating represents higher risk. The LGD scale quantifies recovery risk associated with an event of default and predicts the amount of loss that would be incurred on a loan or lease if a borrower were to experience a major default and includes variables that may be external to the borrower, such as industry, geographic location, and credit cycle stage. It could also include variables specific to the borrower such as their probability of default and bankruptcies as well as variables specific to the loan or lease, including collateral valuation, covenant structure and debt type. The product of the borrower's PD and a loan or lease LGD is the loan or lease expected loss, expressed as a percentage. This provides a common language of credit risk across different loans.

The PD scale estimates the likelihood that a borrower will experience a major default on any of its debt obligations within a specified time period. Examples of major defaults include payments 90 days or more past due, non-accrual classification, bankruptcy filing, or a full or partial charge-off of a loan or lease. As such, the PD scale represents the credit quality indicator for non-homogeneous loans and leases.

The credit quality indicator rating categories follow regulatory classification and can be generally described by the following groupings for loans and leases:

Pass—A pass loan or lease is a loan or lease with a credit risk level acceptable to the Bank for extending credit and maintaining normal credit monitoring. For non-homogeneous loans and leases to be classified as pass, the PD rating is from 1 through 9. For homogeneous loans and leases to be classified as pass, the loan or lease is 30 days or less past due from the required payment at month-end.

Watch—A watch loan or lease is considered pass rated but has a heightened level of unacceptable default risk due to an emerging risk element or declining performance trend. Watch ratings are expected to be temporary, with issues resolved or manifested to the extent that a higher or lower risk rating would be appropriate within a short period of time. For non-homogeneous loans and leases to be classified as watch, the PD rating is from 10 through 11.

Special Mention—A special mention loan or lease has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution's credit position at some future date. These borrowers have an elevated probability of default but not to the point of a substandard classification. For non-homogeneous loans and leases to be classified as special mention, the PD rating is 12. For commercial homogeneous loans and leases to be classified as special mention, the loan or lease is greater than 30 to 59 days past due from the required payment date. Residential and consumer homogeneous loans are special mention when the loan is greater than 30 to 89 days past due from the required payment date.

Substandard—A substandard asset is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Assets classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. For non-homogeneous loans and leases to be classified as substandard, the PD rating is from 13 through 14. Commercial homogeneous loans and leases are classified as a substandard loan or lease when the loan or lease is 60 to 89 days past due from the required payment date and is the maximum rating for loans previously charged down to net realizable value. Residential and consumer homogeneous loans are classified as a substandard loan when an open-end loan is 90 to 180 days past due from the required payment date at month-end or when a closed-end loan is 90 to 119 days past due from the required payment date.

Doubtful—Loans or leases classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable and improbable. A default event and the possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work towards strengthening of the asset, classification as a loss (and immediate charge-off) is deferred until more exact status may be determined. For non-homogeneous loans and leases to be classified as doubtful, the PD rating is 15. Commercial homogeneous doubtful loans or leases are 90 to 179 days past due from the required payment date.

Loss—Loans or leases classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan or lease has no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this asset even though partial or full recovery may be affected in the future. For non-homogeneous loans and leases to be classified as loss the PD rating is 16. For a commercial homogeneous loan or lease to be loss rated, the loan or lease is 180 days or more past due from the required payment date. These loans and leases are generally charged-off or charged down to net realizable value in the month in which the 180-day time period elapses. Residential and consumer homogeneous loans are classified as loss when a loan becomes past due 120 days or more from the required payment date. Residential and consumer loans secured by real estate are generally charged down to net realizable value in the month in which the loan becomes 180 days past due. All other residential and consumer homogeneous loans are generally charged-off in the month in which the 120-day period elapses.

The following table represents the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of March 31, 2020:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass	$162,764	$736,325	$592,092	$398,692	$422,735	$1,243,342	$3,277	$4,216	$3,563,443
Special mention	—	6,777	—	8,921	406	8,756	—	—	24,860
Substandard	874	8,026	—	—	952	11,615	—	—	21,467
Doubtful	—	—	—	—	2,564	740	—	—	3,304
Loss	—	—	—	—	—	346	—	—	346
Total non-owner occupied term, net	$163,638	$751,128	$592,092	$407,613	$426,657	$1,264,799	$3,277	$4,216	$3,613,420
Owner occupied term, net
Credit quality indicator:
Pass	$100,193	$443,632	$370,834	$378,139	$293,050	$805,380	$5,299	$815	$2,397,342
Special mention	3,669	4,535	7,815	753	5,909	13,214	—	—	35,895
Substandard	—	3,635	1,742	886	5,245	24,806	—	—	36,314
Doubtful	—	810	—	—	—	—	—	—	810
Loss	—	—	—	—	—	1,826	—	—	1,826
Total owner occupied term, net	$103,862	$452,612	$380,391	$379,778	$304,204	$845,226	$5,299	$815	$2,472,187
Multifamily, net
Credit quality indicator:
Pass	$83,557	$877,552	$680,886	$658,134	$342,644	$760,130	$25,342	$2,973	$3,431,218
Special mention	—	—	—	—	—	32,401	—	—	32,401
Substandard	—	—	—	—	—	598	—	—	598
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$83,557	$877,552	$680,886	$658,134	$342,644	$793,129	$25,342	$2,973	$3,464,217
Construction & development, net
Credit quality indicator:
Pass	$1,638	$173,393	$253,964	$221,121	$15,418	$807	$—	$—	$666,341
Special mention	—	—	1,634	—	—	—	—	—	1,634
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$1,638	$173,393	$255,598	$221,121	$15,418	$807	$—	$—	$667,975
Residential development, net
Credit quality indicator:
Pass	$3,225	$19,398	$3,820	$443	$—	$—	$157,834	$2,874	$187,594
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$3,225	$19,398	$3,820	$443	$—	$—	$157,834	$2,874	$187,594

Total commercial real estate	$355,920	$2,274,083	$1,912,787	$1,667,089	$1,088,923	$2,903,961	$191,752	$10,878	$10,405,393

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass	$114,570	$436,486	$377,297	$286,267	$96,080	$274,444	$660,452	$12,656	$2,258,252
Special mention	—	243	177	318	7,195	4,837	15,500	—	28,270
Substandard	—	421	10,112	5,382	1,660	2,754	5,952	3,419	29,700
Doubtful	—	—	638	211	—	—	—	—	849
Loss	—	—	135	154	213	—	—	—	502
Total term, net	$114,570	$437,150	$388,359	$292,332	$105,148	$282,035	$681,904	$16,075	$2,317,573
Lines of credit & other, net
Credit quality indicator:
Pass	$8,791	$30,652	$32,363	$4,893	$3,929	$1,297	$1,045,637	$4,342	$1,131,904
Special mention	—	1,401	—	—	—	—	43,033	1,555	45,989
Substandard	—	706	—	691	669	1,750	11,695	14,646	30,157
Doubtful	—	—	—	—	—	—	1	—	1
Loss	—	—	—	—	—	—	—	—	—
Total lines of credit & other, net	$8,791	$32,759	$32,363	$5,584	$4,598	$3,047	$1,100,366	$20,543	$1,208,051
Leases & equipment finance, net
Credit quality indicator:
Pass	$189,753	$581,908	$341,793	$182,028	$101,417	$26,810	$—	$—	$1,423,709
Special mention	433	5,115	7,402	12,971	2,148	6,859	—	—	34,928
Substandard	137	1,680	7,805	7,264	1,751	59	—	—	18,696
Doubtful	—	4,593	4,456	2,740	1,232	265	—	—	13,286
Loss	—	462	845	461	280	95	—	—	2,143
Total lease & equipment finance, net	$190,323	$593,758	$362,301	$205,464	$106,828	$34,088	$—	$—	$1,492,762

Total commercial	$313,684	$1,063,667	$783,023	$503,380	$216,574	$319,170	$1,782,270	$36,618	$5,018,386

Residential:
Mortgage, net
Credit quality indicator:
Pass	$133,745	$1,380,067	$598,603	$554,168	$587,734	$889,637	$—	$—	$4,143,954
Special mention	—	175	533	2,949	1,195	4,783	—	—	9,635
Substandard	—	709	2,406	8,078	9,022	18,871	—	—	39,086
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	359	378	—	—	496	—	—	1,233
Total mortgage, net	$133,745	$1,381,310	$601,920	$565,195	$597,951	$913,787	$—	$—	$4,193,908

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Home equity loans & lines, net
Credit quality indicator:
Pass	$—	$127	$22	$—	$383	$21,043	$1,179,440	$42,597	$1,243,612
Special mention	—	—	—	—	—	232	2,945	633	3,810
Substandard	—	—	22	—	—	48	655	413	1,138
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	403	189	592
Total home equity loans & lines, net	$—	$127	$44	$—	$383	$21,323	$1,183,443	$43,832	$1,249,152

Total residential	$133,745	$1,381,437	$601,964	$565,195	$598,334	$935,110	$1,183,443	$43,832	$5,443,060

Consumer & other, net:
Credit quality indicator:
Pass	$13,656	$35,020	$17,361	$77,240	$37,378	$24,179	$174,063	$1,714	$380,611
Special mention	15	110	127	881	760	425	1,053	190	3,561
Substandard	—	45	14	3	18	8	329	48	465
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	1	1	—	2
Total consumer & other, net	$13,671	$35,175	$17,502	$78,124	$38,156	$24,613	$175,446	$1,952	$384,639

Grand total	$817,020	$4,754,362	$3,315,276	$2,813,788	$1,941,987	$4,182,854	$3,332,911	$93,280	$21,251,478

Note 5 – Residential Mortgage Servicing Rights

The Company measures its residential mortgage servicing rights ("MSR") at fair value with changes in fair value reported in residential mortgage banking revenue. The following table presents the changes in the Company's residential mortgage servicing rights for the three months ended March 31, 2020 and 2019:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Balance, beginning of period	$115,010	$169,025
Additions for new MSR capitalized	10,023	3,887
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(5,329)	(6,431)
Changes due to valuation inputs or assumptions (1)	(25,358)	(7,535)
Balance, end of period	$94,346	$158,946
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our serviced loan portfolio as of March 31, 2020 and December 31, 2019 is as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Balance of loans serviced for others	$12,533,045	$12,276,943
MSR as a percentage of serviced loans	0.75%	0.94%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue on the Condensed Consolidated Statements of Income, was $8.9 million and $10.8 million for the three months ended March 31, 2020 and 2019, respectively.

Note 6 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	March 31, 2020
Commitments to extend credit	$5,604,860
Forward sales commitments	$712,798
Commitments to originate residential mortgage loans held for sale	$814,941
Standby letters of credit	$100,456

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

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three months ended March 31, 2020 and 2019. At March 31, 2020, approximately $91.1 million of standby letters of credit expire within one year, and $9.4 million expire thereafter.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of March 31, 2020, the Company had a residential mortgage loan repurchase reserve liability of $1.8 million. For loans sold to GNMA, the Bank has a unilateral right, but not the obligation, to repurchase loans that are past due 90 days or more. As of March 31, 2020, the Bank has recorded a liability for the loans subject to this repurchase right of $5.3 million, and has recorded these loans as part of the loan portfolio as if the Bank had repurchased these loans.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 76% of the Bank's loan and lease portfolio at March 31, 2020 and December 31, 2019.  Commercial real estate concentrations are managed to assure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three months ended March 31, 2020 and 2019.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2020, the Bank had commitments to originate mortgage loans held for sale totaling $814.9 million and forward sales commitments of $712.8 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of March 31, 2020, the Bank had 863 interest rate swaps with an aggregate notional amount of $6.1 billion related to this program.  As of December 31, 2019, the Bank had 846 interest rate swaps with an aggregate notional amount of $5.7 billion related to this program.

At March 31, 2020 and December 31, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.1 million and $7.0 million, respectively.  The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $112.1 million and $86.2 million as of March 31, 2020 and December 31, 2019, respectively.

The Bank's interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to derivative asset and liability. As of March 31, 2020 and December 31, 2019, the variation margin adjustment was negative adjustments of $373.4 million and $144.8 million, respectively.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. The net CVA decreased the settlement values of the Bank's net derivative assets by $23.5 million and $9.1 million as of March 31, 2020 and December 31, 2019, respectively. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The Bank's derivative assets are included in other assets, while the derivative liabilities are included in other liabilities on the condensed consolidated balance sheet. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of March 31, 2020 and December 31, 2019:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Interest rate lock commitments	$23,727	$7,056	$—	$—
Interest rate forward sales commitments	1,161	105	26,092	1,351
Interest rate swaps	358,204	142,787	8,128	7,001
Foreign currency derivatives	792	626	600	456
Total derivative assets and liabilities	$383,884	$150,574	$34,820	$8,808

The following table summarizes the types of derivatives and the gains (losses) recorded during the three months ended March 31, 2020 and 2019:

(in thousands)	Three Months Ended
Derivatives not designated as hedging instrument	March 31, 2020	March 31, 2019
Interest rate lock commitments	$16,671	$1,416
Interest rate forward sales commitments	(31,052)	(4,727)
Interest rate swaps	(14,306)	(2,480)
Foreign currency derivatives	424	471
Total derivative losses	$(28,263)	$(5,320)

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income.

Note 8 – (Loss) Earnings Per Common Share

The following is a computation of basic and diluted (loss) earnings per common share for the three months ended March 31, 2020 and 2019:

	Three Months Ended
(in thousands, except per share data)	March 31, 2020	March 31, 2019
Net (loss) income	$(1,851,947)	$74,033

Weighted average number of common shares outstanding - basic	220,216	220,366
Effect of potentially dilutive common shares (1)	—	289
Weighted average number of common shares outstanding - diluted	220,216	220,655
(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(8.41)	$0.34
Diluted	$(8.41)	$0.34
(1)Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

There were 947,000 weighted average outstanding restricted shares that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three months ended March 31, 2020.

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

The provision for income taxes is typically allocated to business segments using a 25% effective tax rate. The residual income tax expense or benefit arising from tax planning strategies or other tax attributes to arrive at the consolidated effective tax rate is retained in Corporate and Other.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended March 31, 2020
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$110,680	$5,416	$81,048	$14,822	$6,569	$218,535
Provision (recapture) for credit losses	102,379	1,940	7,760	6,022	(16)	118,085
Non-interest income	1,610	4,620	14,785	17,685	1,945	40,645
Goodwill impairment	1,033,744	—	751,192	—	—	1,784,936
Non-interest expense (excluding goodwill impairment)	56,356	8,064	64,446	37,284	11,572	177,722
(Loss) income before income taxes	(1,080,189)	32	(727,565)	(10,799)	(3,042)	(1,821,563)
Provision (benefit) for income taxes (1)	18,017	8	12,136	(2,700)	2,923	30,384
Net (loss) income	$(1,098,206)	$24	$(739,701)	$(8,099)	$(5,965)	$(1,851,947)

Notable fair value adjustments included in non-interest income:
Residential mortgage servicing rights	$—	$—	$—	$(30,687)	$—	$(30,687)
Interest rate swaps	(14,306)	—	—	—	—	(14,306)

(1) The Wholesale Bank and Retail Bank do not have the standard tax rate of 25% allocated in the current quarter due to the impact of the goodwill impairment on these reporting units.

	Three Months Ended March 31, 2019
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$108,278	$6,389	$88,448	$9,945	$24,625	$237,685
Provision for loan and lease losses	11,990	245	1,129	127	193	13,684
Non-interest income	8,841	4,538	15,318	11,392	5,651	45,740
Non-interest expense	54,785	8,814	63,491	28,500	16,002	171,592
Income (loss) before income taxes	50,344	1,868	39,146	(7,290)	14,081	98,149
Provision (benefit) for income taxes	12,586	467	9,786	(1,823)	3,100	24,116
Net income (loss)	$37,758	$1,401	$29,360	$(5,467)	$10,981	$74,033

Notable fair value adjustments included in non-interest income:
Residential mortgage servicing rights	$—	$—	$—	$(13,966)	$—	$(13,966)
Interest rate swaps	(2,480)	—	—	—	—	(2,480)

	March 31, 2020
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$15,018,366	$709,672	$2,307,676	$4,368,330	$5,136,338	$27,540,382
Total loans and leases	$14,675,878	$692,580	$2,205,684	$3,734,858	$(57,522)	$21,251,478
Total deposits	$4,396,075	$1,215,952	$14,010,375	$372,308	$2,704,665	$22,699,375

	December 31, 2019
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$14,864,484	$710,873	$2,293,362	$4,423,869	$6,554,221	$28,846,809
Total loans and leases	$14,581,339	$693,569	$2,209,990	$3,768,584	$(57,798)	$21,195,684
Total deposits	$4,293,384	$1,221,869	$13,717,335	$279,226	$2,969,690	$22,481,504

Note 10 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of March 31, 2020 and December 31, 2019, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

		March 31, 2020		December 31, 2019
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$1,657,716	$1,657,716	$1,362,756	$1,362,756
Equity and other investment securities	1,2	80,797	80,797	80,165	80,165
Investment securities available for sale	2	2,890,475	2,890,475	2,814,682	2,814,682
Investment securities held to maturity	3	3,200	4,065	3,260	4,263
Loans held for sale, at fair value	2	481,541	481,541	513,431	513,431
Loans and leases, net	3	20,960,058	21,347,804	21,038,055	21,274,319
Restricted equity securities	1	58,062	58,062	46,463	46,463
Residential mortgage servicing rights	3	94,346	94,346	115,010	115,010
Bank owned life insurance	1	322,717	322,717	320,611	320,611
Derivatives	2,3	383,884	383,884	150,574	150,574
Financial liabilities:
Deposits	1,2	$22,699,375	$22,754,353	$22,481,504	$22,503,916
Securities sold under agreements to repurchase	2	346,245	346,245	311,308	311,308
Borrowings	2	1,196,597	1,203,538	906,635	906,160
Junior subordinated debentures, at fair value	3	195,521	195,521	274,812	274,812
Junior subordinated debentures, at amortized cost	3	88,439	54,020	88,496	70,909
Derivatives	2	34,820	34,820	8,808	8,808

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$70,247	$52,911	$17,336	$—
Equity securities held in rabbi trusts	10,191	10,191	—	—
Other investments securities (1)	359	—	359	—
Investment securities available for sale
U.S. Treasury and agencies	750,512	—	750,512	—
Obligations of states and political subdivisions	252,419	—	252,419	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,887,544	—	1,887,544	—
Loans held for sale, at fair value	481,541	—	481,541	—
Residential mortgage servicing rights, at fair value	94,346	—	—	94,436
Derivatives
Interest rate lock commitments	23,727	—	—	23,727
Interest rate forward sales commitments	1,161	—	1,161	—
Interest rate swaps	358,204	—	358,204	—
Foreign currency derivative	792	—	792	—
Total assets measured at fair value	$3,931,043	$63,102	$3,749,868	$118,163
Financial liabilities:
Junior subordinated debentures, at fair value	$195,521	$—	$—	$195,521
Derivatives
Interest rate forward sales commitments	26,092	—	26,092	—
Interest rate swaps	8,128	—	8,128	—
Foreign currency derivative	600	—	600	—
Total liabilities measured at fair value	$230,341	$—	$34,820	$195,521

(1) Other investment securities includes securities held by Umpqua Investments as trading debt securities.

(in thousands)	December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$67,133	$52,096	$15,037	$—
Equity securities held in rabbi trusts	12,147	12,147	—	—
Other investments securities (1)	885	—	885	—
Investment securities available for sale
U.S. Treasury and agencies	643,604	—	643,604	—
Obligations of states and political subdivisions	261,094	—	261,094	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,909,984	—	1,909,984	—
Loans held for sale, at fair value	513,431	—	513,431	—
Residential mortgage servicing rights, at fair value	115,010	—	—	115,010
Derivatives
Interest rate lock commitments	7,056	—	—	7,056
Interest rate forward sales commitments	105	—	105	—
Interest rate swaps	142,787	—	142,787	—
Foreign currency derivative	626	—	626	—
Total assets measured at fair value	$3,673,862	$64,243	$3,487,553	$122,066
Financial liabilities:
Junior subordinated debentures, at fair value	$274,812	$—	$—	$274,812
Derivatives
Interest rate forward sales commitments	1,351	—	1,351	—
Interest rate swaps	7,001	—	7,001	—
Foreign currency derivative	456	—	456	—
Total liabilities measured at fair value	$283,620	$—	$8,808	$274,812

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2020, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2020:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Residential mortgage servicing rights	$94,346	Discounted cash flow
			Constant prepayment rate	11.94 - 68.65%	15.53%
			Discount rate	9.5 - 12.5%	9.73%
Interest rate lock commitments	$23,727	Internal pricing model
			Pull-through rate	51.36 - 100.00%	84.74%
Junior subordinated debentures	$195,521	Discounted cash flow
			Credit spread	5.34 - 7.97%	6.96%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the decrease in the estimated fair value.  Future contractions in the instrument-specific credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of March 31, 2020, or the passage of time, will result in an increase in the estimated fair value.  Generally, an increase in the credit risk adjusted spread and/or the forward swap interest rate curve will result in a decrease in the estimated fair value. Conversely, a decrease in the credit risk adjusted spread and/or the forward swap interest rate curve will result in an increase in the estimated fair value.

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2020 and 2019:

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning Balance	$115,010	$7,056	$274,812	$169,025	$6,757	$300,870
Change included in earnings	(30,687)	4,694	3,890	(13,966)	1,697	4,772
Change in fair values included in comprehensive income/loss	—	—	(78,862)	—	—	(6,564)
Purchases and issuances	10,023	27,001	—	3,887	5,399	—
Sales and settlements	—	(15,024)	(4,319)	—	(5,679)	(4,957)
Ending Balance	$94,346	$23,727	$195,521	$158,946	$8,174	$294,121
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$(25,358)	$23,727	$3,890	$(7,535)	$8,174	$4,772
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$(78,862)	$—	$—	$(6,564)

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

The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk, accordingly, the unrealized gains on fair value of junior subordinated debentures for the three months ended March 31, 2020 of $78.9 million are recorded net of tax as an other comprehensive gain of $58.6 million. Comparatively, gains of $6.6 million were recorded net of tax as an other comprehensive income of $4.9 million for the three months ended March 31, 2019. The gain recorded for the three months ended March 31, 2020 was due primarily to an overall increase in the discount rates due to an increase in the credit spread, partially offset by a decrease in projected payments as compared to prior periods.

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

	March 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$11,957	$—	$—	$11,957
Goodwill (Wholesale Bank and Retail Bank)	—	—	—	—
Other real estate owned	207	—	—	207
Total assets measured at fair value on a nonrecurring basis	$12,164	$—	$—	$12,164

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$18,134	$—	$—	$18,134
Other real estate owned	2,079	—	—	2,079
Total assets measured at fair value on a nonrecurring basis	$20,213	$—	$—	$20,213

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2020 and 2019:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Loans and leases	$22,042	$15,496
Goodwill impairment (Wholesale Bank and Retail Bank)	1,784,936	—
Other real estate owned	117	59
Total loss from nonrecurring measurements	$1,807,095	$15,555

Goodwill was evaluated for impairment as of March 31, 2020, for the Retail Bank and Wholesale Bank reporting units. Refer to Note 11 - Goodwill, for discussion of the Company's goodwill impairment analysis.

The following provides a description of the valuation technique and inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis, excluding goodwill. Unobservable inputs and qualitative information about the unobservable inputs are not presented as the fair value is determined by third-party information for loans and other real estate owned.

The loans and leases amounts above represent collateral dependent loans and leases that have been adjusted to fair value.  When a loan or lease is identified as collateral dependent, the Bank measures the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan or lease, the fair value of collateral is generally estimated by obtaining external appraisals, but in some cases, the value of the collateral may be estimated as having little to no value. If it is determines that the value of the collateral dependent loan or lease is less than its recorded investment, the Bank recognizes this impairment and adjusts the carrying value of the loan or lease to fair value through the allowance for credit losses.  The loss represents charge-offs or impairments on collateral dependent loans and leases for fair value adjustments based on the fair value of collateral.

The other real estate owned amount above represents impaired real estate that has been adjusted to fair value.  Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate.

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$471,307	$446,466	$24,841	$513,431	$496,683	$16,748

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three months ended March 31, 2020 and 2019, the Company recorded a net increase in fair value of $8.1 million and $2.8 million, respectively.

The Company selected the fair value measurement option for certain junior subordinated debentures. The remaining junior subordinated debentures were acquired through previous business combinations and were measured at fair value at the time of acquisition and subsequently measured at amortized cost.

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

Due to inactivity in the junior subordinated debenture market and the lack of observable quotes of the Company's, or similar, junior subordinated debenture liabilities or the related trust preferred securities when traded as assets, the Company utilizes an income approach valuation technique to determine the fair value of these liabilities using estimation of market discount rate assumptions. The Company monitors activity in the trust preferred and related markets, to the extent available, evaluates changes related to the current and anticipated future interest rate environment, and considers entity-specific creditworthiness, to validate the reasonableness of the credit risk adjusted spread and effective yield utilized in the discounted cash flow model. The Company also consider changes in the interest rate environment in the valuation, specifically the absolute level and the shape of the slope of the forward swap curve.

Note 11 – Goodwill

At March 31, 2020, goodwill totaled $2.7 million, after a goodwill impairment of $1.8 billion was taken during the quarter, as compared to goodwill of $1.8 billion at December 31, 2019. Goodwill is required to be allocated to reporting units, which the Company has determined to be the same as its operating segments.

The following table summarizes the change in the Company's goodwill for the three months ended March 31, 2020:

	Goodwill
(in thousands)	Gross	Accumulated Impairment	Total
Balance, December 31, 2019	$1,900,727	$(113,076)	$1,787,651
Goodwill impairment	—	(1,784,936)	(1,784,936)
Balance, March 31, 2020	$1,900,727	$(1,898,012)	$2,715

As of March 31, 2020 and December 31, 2019, goodwill was allocated to the reporting units as follows:

	Goodwill
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Total
Allocated goodwill, December 31, 2019	$1,033,744	$2,715	$751,192	$1,787,651
Goodwill impairment	(1,033,744)	—	(751,192)	(1,784,936)
Allocated goodwill, March 31, 2020	$—	$2,715	$—	$2,715

The Company updated its goodwill assessment for the Wholesale Bank and Retail Bank reporting units at March 31, 2020, due to events and circumstances indicating potential impairment. Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. A goodwill impairment is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

The Company assessed qualitative factors that indicated that it was more likely than not that goodwill was impaired. Based on that assessment, the Company determined that for the Wholesale Bank and Retail Bank reporting units, the qualitative analysis determined that there were negative indicators that would require a quantitative assessment of goodwill due to the decline in the current economic environment, specifically interest rates and the Company's stock price, as well as decreasing cash flow projections for these reporting units based on the low interest rate environment and potentially higher credit losses.

The Company performed a quantitative analysis of the Wholesale Bank and Retail Bank reporting units, by comparing the fair value of these reporting units with their carrying amount. The Company estimated the fair value of its Wholesale Bank and Retail Bank reporting units using an income approach to estimate the fair value of both reporting units. The income approach estimates the fair value of the reporting units by discounting management's projections of the reporting units' cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of projected results, discounted using an estimated cost of capital discount rate. The Company also considered the market and cost approaches when determining the fair value of the reporting units.

The projected cash flows used to estimate fair value of the reporting units was lower than previous projections due to declining interest rate forecasts for a prolonged low-interest rate environment, due to the significant impact of the Federal Reserve's rate cuts and the impact of the COVID-19 pandemic on the economy. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires management to make assumptions and estimates regarding the Company's future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors.

Upon completing the quantitative impairment analysis, the Company recorded a goodwill impairment of $1.8 billion, which represented the entire amount of goodwill allocated to the Wholesale Bank and Retail Bank reporting units. The remaining goodwill of $2.7 million after the impairment relates to the Wealth Management reporting unit.

Note 12 - Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states and in Canada. As of March 31, 2020, the Company has a net deferred tax liability of $51.1 million, which includes $2.0 million of state net operating loss ("NOL") carry-forwards, expiring in tax years 2029-2031. The Company believes that it is more likely than not that the benefit from only certain state NOL carry-forwards will not be realized and therefore has provided a valuation allowance of $1.1 million against the deferred tax assets relating to these NOL carry-forwards. The Company had gross unrecognized tax benefits of $4.3 million as of March 31, 2020. If recognized, the unrecognized tax benefit would reduce the 2020 annual effective tax rate by 0.24%.

The Company's consolidated effective tax rate as a percentage of pre-tax loss for the three months ended March 31, 2020 was (1.7)%, as compared to a percentage of pre-tax net income of 24.6% for the three ended March 31, 2019. The effective tax rate became negative primarily due to the impairment of non-deductible goodwill during the three months ended March 31, 2020.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends" and "forecast," and words or phrases of similar meaning. We make forward-looking statements about the projected impact on our business operations of the COVID-19 global pandemic; the results and performance of models and economic forecasts used in our calculation of the ACL; projected sources of funds and the Company's liquidity position; our securities portfolio; loan sales; adequacy of our allowance for credit losses, including the reserve for unfunded commitments; provision for credit losses; non-performing loans and future losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including mortgage servicing rights values and sensitivity analyses; tax rates; and the effect of accounting pronouncements and changes in accounting methodology. Risks that could cause results to differ from forward-looking statements we make are set forth in our filings with the SEC and include, without limitation: current and future economic and market conditions, including the effects of declines in housing and commercial real estate prices, high unemployment rates, and any slowdown in economic growth particularly in the western United States; the effect of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions; economic forecast variables that are either materially worse or better than end of quarter projections and deterioration in the economy that exceeds current consensus estimates; our ability to effectively manage problem credits; our ability to successfully implement efficiency and operational excellence initiatives; our ability to successfully develop and market new products and technology; and changes in laws or regulations. We also caution that the amount and timing of any future common stock dividends or repurchases will depend on the earnings, cash requirements and financial condition of the Company, market conditions, capital requirements, applicable law and regulations (including federal securities laws and state and federal banking laws and regulations), and other factors deemed relevant by the Company's Board of Directors, and may be subject to regulatory approval or conditions. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. The COVID-19 coronavirus pandemic, including the governmental reaction to COVID-19 as well as the economic impacts, may materially impact our business, liquidity and financial position, results of operations, and stock price, as more fully described in Part II Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:
•continued deterioration in economic conditions that could result in increased loan and lease losses, especially those risks associated with concentrations in real estate related loans;
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
•continued market interest rate volatility;
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

General
Umpqua Holdings Corporation, an Oregon corporation, is a financial holding company with two principal operating subsidiaries, Umpqua Bank and Umpqua Investments, Inc. The Bank's wholly-owned subsidiary, Financial Pacific Leasing, Inc., is a commercial equipment leasing company.

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

Executive Overview

Significant items for the three months ended March 31, 2020 were as follows:

Recent Developments – COVID 19

We expect that the COVID-19 coronavirus pandemic and the related governmental reaction will negatively impact our business including our liquidity and financial position, results of operations, and stock price among other negative impacts. These risks to our business are more fully described in Part II, item 1A "Risk Factors" of this Quarterly Report on Form 10-Q. We are closely monitoring the impact of COVID-19 on all aspects of our business.

At this time, while we have identified risks discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q, we are unable to predict specifically how the COVID-19 coronavirus pandemic and related governmental reaction will negatively impact our business due to numerous uncertainties, including the duration of the pandemic, the impact to our customers and associates, actions that may be taken by governmental authorities, including preventing or curtailing our operations, and other consequences. To curtail the impact of COVID-19 on our business operations, we have modified our operations to comply with multiple state-level proclamations and Centers for Disease Control and Prevention ("CDC") guidance and best practices by restricting travel, maintaining remote work programs for associates, restricting lobby access to stores, increasing cleaning scope and frequency, and deploying resources for new programs such as the Payroll Protection Program ("PPP"). We have also addressed other customer needs during the pandemic by continuing to offer our Umpqua Go-To application which offers customers and associates a safe and effective way to conduct banking, payment deferrals and fee waivers, and active participation in federal relief programs including the CARES Act and Economic Injury Disaster Loan program.

We increased our community support by announcing $2.0 million in grants and investments to organizations providing COVID-19 community relief and small business microloans, activating an associate 3:1 giving match to donations, and initiating virtual volunteerism opportunities. We enhanced associate benefits by introducing supplemental front line associate pay, providing a pandemic pay bank for associates needing additional paid time off due to COVID-19 impacts, and implementing flexible work rotations and remote work for higher-risk associates.

While we do not know and cannot quantify specific impacts, the extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic; actions taken by governmental authorities and other third parties in response to the pandemic; the effect on our customers, counterparties, employees and third party service providers; and the effect on economies and markets.

The following is a discussion of our results for the quarter ended March 31, 2020 as compared to the applicable prior periods.

Financial Performance

•Net loss per diluted common share was $8.41 for the three months ended March 31, 2020, compared to net income per diluted common share of $0.34 for the three months ended March 31, 2019.  The significant decline relates to the impact of goodwill impairment, provision for credit losses, as well as interest margin compression during the first quarter of 2020.

•During the quarter ended March 31, 2020, goodwill impairment was $1.8 billion. We conducted an interim impairment analysis due to the decline in the economic environment, specifically the impact of significant decreases in interest rates, declines in the Company's stock price, as well as potentially higher credit losses. The non-cash goodwill impairment recorded does not impact tangible equity or our regulatory capital ratios.

•Net interest margin, on a tax equivalent basis, was 3.41% for the three months ended March 31, 2020, as compared to 4.03% for the three months ended March 31, 2019.  The decrease in net interest margin for the three months ended March 31, 2020, compared to the same period in the prior year, was driven by lower average yields on interest-bearing assets due to the decline in interest rates since March 31, 2019, in addition to the decline in rates during the first quarter of 2020 related to the COVID-19 global pandemic.

•Residential mortgage banking revenue was $17.5 million for the three months ended March 31, 2020, as compared to $11.2 million for the three months ended March 31, 2019.  The increase for the three month period was primarily driven by an increase in the income from the origination and sale of residential mortgages of $25.0 million, as compared to the prior period. This reflects an increase in the closed loans for sale volume of 136% for the three months ended March 31, 2020, as compared to the same period in the prior year and the gain on sale margin increased to 3.43%, compared to 2.95% in the same period of the prior year. These increases were partially offset by a loss on fair value of the MSR asset of $30.7 million, as compared to a loss of $14.0 million for the same period in 2019. The increase in the loss on fair value was directly related to the decrease in mortgage rates contributing to an increase in prepayment assumptions.

•Total gross loans and leases were $21.3 billion as of March 31, 2020, an increase of $55.8 million, as compared to December 31, 2019.  The increase is due to loan production in the commercial portfolio, however new commercial loan production declined late in the quarter as the pandemic was unfolding.

•Total deposits were $22.7 billion as of March 31, 2020, an increase of $217.9 million, compared to December 31, 2019.  This increase was due to growth in non-interest bearing demand deposits and money market deposits, partially offset by decreases in time deposits.

•Total consolidated assets were $27.5 billion as of March 31, 2020, compared to $28.8 billion at December 31, 2019. The decrease was mainly due to the goodwill impairment, as well as an increase in the allowance for credit losses on loans and leases, partially offset by an increase in on-balance sheet liquidity.

•The Company has been an active participant in the Paycheck Protection Program ("PPP"), created as part of the CARES Act, offering PPP loans to both customers and non-customers throughout our footprint. As of the date of this filing, the Company expects to process more than 13,000 PPP loan applications and fund approximately $2.0 billion in PPP loans. The average size of each PPP loan is expected to be approximately $148,000. The PPP loans will increase loan balances temporarily and PPP specific loan balances will decline as customers complete the applicable loan forgiveness process through the Company and the Small Business Administration ("SBA"). The Company will fund the PPP loans with a mix of usual source of funds as well as the PPP lending facility offered by the Federal Reserve. The Company is awaiting additional information from the Federal Reserve and the SBA as it relates to other financial characteristics of the program.

Credit Quality

•Non-performing assets increased to $89.3 million, or 0.32% of total assets, as of March 31, 2020, as compared to $67.5 million, or 0.23% of total assets, as of December 31, 2019.  Non-performing loans and leases were $86.3 million, or 0.41% of total loans and leases, as of March 31, 2020, as compared to $64.2 million, or 0.30% of total loans and leases, as of December 31, 2019.

•The allowance for credit losses on loans and leases was $291.4 million, an increase of $133.8 million, as compared to December 31, 2019. The reserve for unfunded commitments was $20.9 million, an increase of $15.8 million, as compared to December 31, 2019. The significant increases in the allowances for credit losses is due to the economic forecasts anticipating a continued economic downturn as a result of the COVID-19 coronavirus pandemic, as well as the implementation of CECL. The initial adjustment to the allowance for credit losses, which includes the allowance for credit losses on loans and leases and the reserve for unfunded commitments, was $53.2 million, to record the adoption of CECL as of January 1, 2020.

•The provision for credit losses was $118.1 million for the three months ended March 31, 2020, as compared to $13.8 million for the three months ended March 31, 2019. The increase for the three months ended March 31, 2020, compared to the same period of the prior year, was attributable to the economic forecasts influenced by the COVID-19 global pandemic used in the CECL calculation of the allowance for credit losses. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended March 31, 2020 was 2.24% as compared to 0.27% for the same period in 2019.

Capital and Growth Initiatives

•The Company's total risk based capital ratio was 13.7% and its Tier 1 common to risk weighted assets ratio was 10.7% as of March 31, 2020. As of December 31, 2019, the Company's total risk based capital ratio was 14.0% and its Tier 1 common to risk weighted assets ratio was 11.2%.

•Cash dividends declared in the first quarter of 2020 were $0.21 per common share.

•Due to the COVID-19 global pandemic, the Umpqua Go-To® application's message volumes have increased as the app provides customers and bankers a healthy and secure way to conduct transactions, initiate applicable COVID-19 relief, and get answers to critical questions. During this difficult time, we continue to focus on operational excellence and focus on the well-being of our customers, associates, and communities.

Summary of Critical Accounting Policies

Our critical accounting policies are described in detail in the Summary of Critical Accounting Policies section of the Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. During the three months ended March 31, 2020, the Company implemented CECL, due to the significance of the implementation, the following Allowance for Credit Losses Policy has been updated from the policies disclosed in our prior financial statement. The Company's critical accounting policies also include residential mortgage servicing rights, valuation of goodwill, and fair value. There have been no other material changes to the valuation techniques or models during the three months ended March 31, 2020.

Allowance for Credit Losses Policy

The Bank has established an ACL Committee, which is responsible for, among other things, regularly reviewing the ACL methodology, including allowance levels and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The Bank's Audit and Compliance Committee provides board oversight of the ACL process and reviews and approves the ACL methodology on a quarterly basis.

CECL is not prescriptive in the methodology used to determine the expected credit loss estimate. Therefore, management has flexibility in selecting the methodology. However, the expected credit losses must be estimated over a financial asset's contractual term, adjusted for prepayments, utilizing quantitative and qualitative factors.

The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is the starting point for estimating expected credit losses. Adjustments are made to historical loss experience to reflect differences in asset-specific risk characteristics, such as underwriting standards, portfolio mix or asset terms, and differences in economic conditions – both current conditions and reasonable and supportable forecasts. When the Company is not able to make or obtain reasonable and supportable forecasts for the entire life of the financial asset, it has estimated expected credit losses for the remaining life after the forecasted period, using an approach that reverts to historical credit loss information.

The Company utilizes complex models to obtain reasonable and supportable forecasts; most of the models calculate two predictive metrics, the probability of default and loss given default. The PD measures the probability that a loan will default within a given time horizon and primarily measures the adequacy of the debtor's cash flow as the primary source of repayment of the loan or lease. The LGD is the expected loss which would be realized presuming a default has occurred and primarily measures the value of the collateral or other secondary source of repayment related to the collateral.

Loans and leases deemed to be collateral dependent or reasonably expected troubled debt restructured or troubled debt restructured are individually evaluated for loss based on the underlying collateral or a discounted cash flow analysis.

Loss factors from the models, prepayment speeds, and qualitative factors are input into the Company's CECL accounting application which aggregates the information. The Company then uses two methods to calculate the current expected credit loss: 1) the discounted cash flow method, which is used for all loans except lines of credit and 2) the non-discounted cash flow method which is used for lines of credit due to the difficulty of calculating an effective interest rate when lines of credit have not yet been drawn on.

The reserve for unfunded commitments is established to absorb inherent losses associated with our commitment to lend funds, such as with a letter or line of credit. The adequacy of the ACL and RUC are monitored on a regular basis and are based on management's evaluation of numerous factors. These factors include the CECL model outputs; quality of the current loan portfolio; the trend in the loan portfolio's risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information.

Management believes that the ACL was adequate as of March 31, 2020. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could result in additional provision for loan and lease losses in future periods.

Results of Operations

Overview

For the three months ended March 31, 2020, net loss was $1.9 billion or $8.41 per diluted common share, compared to net income of $74.0 million or $0.34 per diluted common share for the three months ended March 31, 2019. The decrease in net income for the three months ended March 31, 2020, compared to the same period of the prior year is attributable to goodwill impairment, a decrease in net interest income, an increase in the provision for credit losses and an increase in non-interest expense. The goodwill impairment was due to an interim impairment analysis triggered by the deterioration in the economic environment, resulting from the COVID-19 pandemic, specifically the reduction in interest rates, the increase in projected credit losses, and the decline in the Company's stock price. The decrease in net interest income was driven by lower average yields on interest-earning assets as rates continued to decline. The increase in the provision for credit losses is due to the COVID-19 global pandemic influenced economic forecast used in the calculation of the allowance for credit losses using CECL. The increase in non-interest expense was driven by an increase in salaries and employee benefits primarily related to an increase in home lending compensation due to higher originations during the period.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three months ended March 31, 2020 and 2019. For each period presented, the table includes the calculated ratios based on reported net income. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended
(dollars in thousands)	March 31, 2020	March 31, 2019
Return on average assets	(25.82)%	1.12%
Return on average common shareholders' equity	(174.94)%	7.34%
Return on average tangible common shareholders' equity	(301.30)%	13.17%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$4,257,711	$4,091,174
Less: average goodwill and other intangible assets, net (1)	(1,785,608)	(1,811,007)
Average tangible common shareholders' equity	$2,472,103	$2,280,167
(1) The average goodwill and other intangible assets reflects that the impairment charge was at the end of the period. In future periods, this average will reflect that the majority of goodwill has been written-off.

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	March 31, 2020	December 31, 2019
Total shareholders' equity	$2,507,611	$4,313,915
Subtract:
Goodwill	2,715	1,787,651
Other intangible assets, net	17,099	18,346
Tangible common shareholders' equity	$2,487,797	$2,507,918
Total assets	$27,540,382	$28,846,809
Subtract:
Goodwill	2,715	1,787,651
Other intangible assets, net	17,099	18,346
Tangible assets	$27,520,568	$27,040,812
Tangible common equity ratio	9.04%	9.27%

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

Net Interest Income

Net interest income for the three months ended March 31, 2020 was $218.5 million, a decrease of $19.2 million compared to the same period in 2019. The decrease in net interest income for the three months ended March 31, 2020 as compared to the same period in 2019, was driven by lower yields on interest-earning assets offset by higher volume, due to the interest rate cuts that the Federal Reserve instituted during the quarter as a response to the COVID-19 global pandemic, in addition to rate decreases in the second half of 2019. Average interest-bearing liabilities also increased, although the cost of interest-bearing liabilities was relatively flat.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.41% for the three months ended March 31, 2020, a decrease of 62 basis points as compared to the same period in 2019. The decrease in net interest margin for the three months ended March 31, 2020, primarily resulted from a decrease in the average yields on interest-earning assets and higher average volume of interest-bearing liabilities, partially offset by loan and lease growth. The yield on loans and leases decreased by 48 basis points for the three months ended March 31, 2020, as compared to the same period in 2019, primarily attributable to the decrease in short-term interest rates. The cost of interest-bearing deposits increased 6 basis points for the three months ended March 31, 2020, as compared to the same period in 2019, due to the growth in higher cost time deposits.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The Company continues to be "asset-sensitive." As interest rates have declined, the decrease in yields on earning assets, coupled with little or no change in cost of funds, has compressed the net interest margin. Further rate changes will continue to have an impact on our net interest margin.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020			March 31, 2019
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$406,434	$4,264	4.20%	$187,656	$2,790	5.95%
Loans and leases (1)	21,196,989	241,729	4.58%	20,388,988	255,957	5.06%
Taxable securities	2,760,461	17,283	2.50%	2,757,644	20,473	2.96%
Non-taxable securities (2)	241,105	1,894	3.14%	287,366	2,580	3.59%
Temporary investments and interest-bearing cash	1,084,854	3,331	1.23%	153,347	925	2.44%
Total interest-earning assets	25,689,843	268,501	4.19%	23,775,001	282,725	4.79%
Other assets	3,154,930			3,036,620
Total assets	$28,844,773			$26,811,621
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,471,556	$3,543	0.58%	$2,319,718	$2,640	0.46%
Money market deposits	7,107,626	11,759	0.66%	6,391,721	11,017	0.70%
Savings deposits	1,485,171	241	0.07%	1,488,530	270	0.07%
Time deposits	4,630,956	24,747	2.15%	4,104,356	20,167	1.99%
Total interest-bearing deposits	15,695,309	40,290	1.03%	14,304,325	34,094	0.97%
Repurchase agreements and federal funds purchased	337,796	395	0.47%	371,336	810	0.88%
Borrowings	906,624	4,046	1.79%	793,797	3,683	1.88%
Junior subordinated debentures	361,983	4,903	5.45%	389,103	5,987	6.24%
Total interest-bearing liabilities	17,301,712	49,634	1.15%	15,858,561	44,574	1.14%
Non-interest-bearing deposits	6,880,457			6,505,615
Other liabilities	404,893			356,271
Total liabilities	24,587,062			22,720,447
Common equity	4,257,711			4,091,174
Total liabilities and shareholders' equity	$28,844,773			$26,811,621
NET INTEREST INCOME		$218,867			$238,151
NET INTEREST SPREAD			3.04%			3.65%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.41%			4.03%
(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $332,000 for the three months ended March 31, 2020, as compared to $466,000 for the same period in 2019.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2020 as compared to the same period in 2019. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended March 31,
	2020 compared to 2019
	Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$2,470	$(996)	$1,474
Loans and leases	10,140	(24,368)	(14,228)
Taxable securities	20	(3,210)	(3,190)
Non-taxable securities (1)	(386)	(300)	(686)
Temporary investments and interest bearing cash	3,072	(666)	2,406
Total interest-earning assets (1)	15,316	(29,540)	(14,224)
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	188	715	903
Money market deposits	1,273	(531)	742
Savings deposits	—	(29)	(29)
Time deposits	2,842	1,738	4,580
Repurchase agreements	(219)	(196)	(415)
Borrowings	530	(167)	363
Junior subordinated debentures	(384)	(700)	(1,084)
Total interest-bearing liabilities	4,230	830	5,060
Net increase (decrease) in net interest income (1)	$11,086	$(30,370)	$(19,284)
(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

Provision for Credit Losses

The provision for credit losses was $118.1 million for the three months ended March 31, 2020, as compared to $13.8 million (which includes both the provision for loan and lease losses and the provision for reserve for unfunded commitments) for the three months ended March 31, 2019. The increase in the provision for the three months ended March 31, 2020 as compared to the same prior year period is primarily attributable to economic forecasts related to the COVID-19 global pandemic and an increase in net charge-offs. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended March 31, 2020 was 2.24% as compared to 0.27% for the same period in 2019.

For the three months ended March 31, 2020, net charge-offs were $21.7 million or 0.41% of average loans and leases (annualized), as compared to $13.7 million or 0.27% of average loans and leases (annualized), for the three months ended March 31, 2019. The increase in net charge-offs for the quarter was primarily due to a single charge-off on a syndicated national credit to a regional air transportation lessor whose financial conditions and prospects were adversely impacted by COVID-19.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment financing are determined by the loss given default calculated by the CECL model, and therefore homogenous leases and equipment financing on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. Therefore, the non-accrual loans of $39.1 million as of March 31, 2020 have a related allowance for credit losses of $11.6 million, with the remaining loans written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended March 31, 2020 was $40.6 million, a decrease of $5.1 million or 11% as compared to the same period in 2019. The following table presents the key components of non-interest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands)	2020	2019	Change Amount	Change Percent
Service charges on deposits	$15,638	$15,278	$360	2%
Brokerage revenue	4,015	3,810	205	5%
Residential mortgage banking revenue, net	17,540	11,231	6,309	56%
Loss on sale of debt securities, net	(133)	—	(133)	nm
Gain on equity securities, net	814	695	119	17%
Gain on loan and lease sales, net	1,167	769	398	52%
BOLI income	2,129	2,168	(39)	(2)%
Other (expense) income	(525)	11,789	(12,314)	(104)%
Total non-interest income	$40,645	$45,740	$(5,095)	(11)%
nm = Not meaningful

Other income for the three months ended March 31, 2020 compared to the same period in the prior year decreased by $12.3 million. The decrease was primarily related to a loss on the swap derivative fair value of $14.3 million attributable to the decrease in short and long-term interest rates during the period, as compared to a loss of $2.5 million in the prior year.

Residential mortgage banking revenue for the three months ended March 31, 2020, as compared to the same period of 2019, increased by $6.3 million. The increase for the three month period was primarily driven by an increase in originations during the periods due to lower interest rates, offset by a higher loss on fair value of the MSR asset of $30.7 million as compared to a loss on fair value of $14.0 million for the same period in 2019. In addition, the closed loans for sale volume for the three months ended March 31, 2020, increased 136% and the gain on sale margin increased 48 basis points to 3.43%, compared to 2.95% in the same period of the prior year. The following table presents our residential mortgage banking revenues for the three months ended March 31, 2020 and 2019:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Origination and sale	$39,347	$14,373
Servicing	8,880	10,824
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	(5,329)	(6,431)
Changes in valuation inputs or assumptions (1)	(25,358)	(7,535)
Balance, end of period	$17,540	$11,231
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2020 was $2.0 billion, an increase of $1.8 billion or 1,044% as compared to the same period in 2019. Excluding the goodwill impairment, non-interest expense increased $6.1 million over the same period in the prior year. The following table presents the key elements of non-interest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands)	2020	2019	Change Amount	Change Percent
Salaries and employee benefits	$109,774	$100,658	$9,116	9%
Occupancy and equipment, net	37,001	36,245	756	2%
Communications	3,128	4,220	(1,092)	(26)%
Marketing	2,530	2,726	(196)	(7)%
Services	10,770	12,210	(1,440)	(12)%
FDIC assessments	2,542	2,942	(400)	(14)%
Intangible amortization	1,247	1,404	(157)	(11)%
Other expenses	10,730	11,187	(457)	(4)%
Non-interest expense before goodwill impairment	177,722	171,592	6,130	4%
Goodwill impairment	1,784,936	—	1,784,936	nm
Total non-interest expense	$1,962,658	$171,592	$1,791,066	1,044%
nm = Not meaningful

Goodwill impairment of $1.8 billion was recorded for the three months ended March 31, 2020 due to an interim impairment analysis triggered by the decline in interest rates and economic impacts of COVID-19, as well as declines in the Company's stock price. The impairment was a result of market volatility and forecasts for a prolonged low interest rate environment, as well as estimated higher credit losses expected due to the economic downturn.

Salaries and employee benefits increased by $9.1 million for the three months ended March 31, 2020 as compared to the same period in the prior year. The increase in salaries and employee benefits for the three months ended March 31, 2020, is primarily related to an increase in home lending compensation of $8.1 million related to higher origination volumes during the period.

Communications expense decreased by $1.1 million for the three months ended March 31, 2020, as compared to the same period in the prior year due to a decrease in data processing costs during the period as the Company has executed on its operating expense initiatives, including improved procurement and contract renegotiation, as well as fewer stores in the footprint.
Services expense decreased by $1.4 million for the three months ended March 31, 2020, as compared to the same period in the prior year. The decrease primarily relates to lower consulting fees related to consulting fees in the same period of the prior year to assist with the identification and implementation of operational efficiencies that did not recur in the first quarter of 2020. In addition, current consulting engagements have been put on hold in some cases due to COVID-19 related stay-home orders.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax loss for the three months ended March 31, 2020, was (1.7)% as compared to the percentage of pre-tax income of 24.6% for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020, became negative primarily due to the impairment of non-deductible goodwill. Additionally, the effective tax rates differed from the statutory rate principally because of state taxes, the relative amount of income earned in each state jurisdiction, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, non-deductible FDIC premiums and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents were $1.7 billion at March 31, 2020, compared to $1.4 billion at December 31, 2019. The increase is mainly in interest bearing cash and temporary investments and reflects management's strategy to adopt an elevated on-balance sheet, high quality liquid asset position to enhance liquidity flexibility given market volatility and uncertainty as a result of COVID-19.

Investment Securities

Equity and other securities were $80.8 million at March 31, 2020, up from $80.2 million at December 31, 2019.

Investment debt securities available for sale were $2.9 billion as of March 31, 2020, compared to $2.8 billion at December 31, 2019.  The increase was due to purchases of $140.4 million of investment securities as well as an increase of $107.6 million in fair value of investment securities available for sale, partially offset by sales and paydowns of $168.9 million.

The following tables present the available for sale and held to maturity investment debt securities portfolio by major type as of March 31, 2020 and December 31, 2019:

	Investment Securities Available for Sale
	March 31, 2020		December 31, 2019
(dollars in thousands)	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$750,512	26%	$643,604	23%
Obligations of states and political subdivisions	252,419	9%	261,094	9%
Residential mortgage-backed securities and collateralized mortgage obligations	1,887,544	65%	1,909,984	68%
Total available for sale securities	$2,890,475	100%	$2,814,682	100%

	Investment Securities Held to Maturity
	March 31, 2020		December 31, 2019
(dollars in thousands)	Amortized Cost	%	Amortized Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$3,200	100%	$3,260	100%
Total held to maturity securities	$3,200	100%	$3,260	100%

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

Gross unrealized losses in the available for sale investment portfolio were $322,000 at March 31, 2020.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $307,000. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no allowance for credit losses was considered necessary on these securities as of March 31, 2020.

Restricted Equity Securities

Restricted equity securities were $58.1 million at March 31, 2020 and $46.5 million at December 31, 2019, the majority of which represents the Bank's investment in the FHLB of Des Moines. The increase is attributable to purchases of FHLB stock during the period due to additional borrowing activity. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Loans and Leases

Total loans and leases outstanding at March 31, 2020 were $21.3 billion, an increase of $55.8 million as compared to December 31, 2019. The increase is attributable to net new loan and lease originations of $109.5 million, partially offset by loans sold of $20.9 million, net charge-offs of $21.7 million, and transfers to loans held for sale of $10.2 million.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,613,420	17%	$3,545,566	17%
Owner occupied term, net	2,472,187	12%	2,496,088	12%
Multifamily, net	3,464,217	16%	3,514,774	16%
Construction & development, net	667,975	3%	678,740	3%
Residential development, net	187,594	1%	189,010	1%
Commercial
Term, net	2,317,573	11%	2,232,817	10%
Lines of credit & other, net	1,208,051	5%	1,212,393	6%
Leases & equipment finance, net	1,492,762	7%	1,465,489	7%
Residential
Mortgage, net	4,193,908	20%	4,215,424	20%
Home equity loans & lines, net	1,249,152	6%	1,237,512	6%
Consumer & other, net	384,639	2%	407,871	2%
Total, net of deferred fees and costs	$21,251,478	100%	$21,195,684	100%

Asset Quality and Non-Performing Assets

The following table summarizes our non-performing assets and restructured loans as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	March 31, 2020	December 31, 2019
Loans and leases on non-accrual status	$39,128	$26,244
Loans and leases past due 90 days or more and accruing (1)	47,185	37,969
Total non-performing loans and leases	86,313	64,213
Other real estate owned	3,020	3,295
Total non-performing assets	$89,333	$67,508
Restructured loans (2)	$20,541	$18,576
Allowance credit losses on loans and leases	$291,420	$157,629
Reserve for unfunded commitments	20,927	5,106
Allowance for credit losses	$312,347	$162,735
Asset quality ratios:
Non-performing assets to total assets	0.32%	0.23%
Non-performing loans and leases to total loans and leases	0.41%	0.30%
Allowance for credit losses on loans and leases to total loans and leases	1.37%	0.74%
Allowance for credit losses to total loans and leases	1.47%	0.77%
Allowance for credit losses to total non-performing loans and leases	362%	253%
(1)Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $5.3 million and $4.3 million at March 31, 2020 and December 31, 2019, respectively.
(2)Represents accruing restructured loans performing according to their restructured terms.

At March 31, 2020 and December 31, 2019, troubled debt restructurings of $20.5 million and $18.6 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a new restructured loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

A further decline in the economic conditions due to the COVID-19 global pandemic as well as in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured or transferred to other real estate owned in the future. Umpqua is committed to helping borrowers during this unprecedented time of uncertainty and is working with customers on payment deferrals and other loan modifications.

Allowance for Credit Losses

The ACL totaled $291.4 million at March 31, 2020, an increase of $133.8 million from $157.6 million at December 31, 2019. The following table shows the activity in the ACL for the three months ended March 31, 2020 and 2019:

	Three Months Ended
(dollars in thousands)	March 31, 2020	March 31, 2019
Allowance for credit losses
Beginning allowance for credit losses for loans and leases	$157,629	$144,871
Beginning reserve for unfunded commitments	5,106	4,523
Beginning allowance for credit losses	162,735	149,394
Impact of adoption of CECL	53,237	—
Provision for credit losses (1)	118,085	13,815
Loans charged-off:
Charge-offs	(24,455)	(17,152)
Recoveries	2,745	3,469
Net charge-offs	(21,710)	(13,683)
Ending allowance for credit losses for loans and leases	291,420	144,872
Ending reserve for unfunded commitments	20,927	4,654
Ending allowance for credit losses	$312,347	$149,526
As a percentage of average loans and leases (annualized):
Net charge-offs	0.41%	0.27%
Provision for credit losses	2.24%	0.27%
Recoveries as a percentage of charge-offs	11.22%	20.23%
(1) For comparability, the provision for credit losses includes both the provision for loan and lease losses and the provision for unfunded commitments in prior periods.

With the adoption of CECL, we recorded a one-time cumulative-effect pre-tax adjustment in the amount of $53.2 million. The allowance for credit losses on loans and leases increased by $50.0 million and the allowance for unfunded commitments increased by $3.2 million, resulting in a January 1, 2020, or day 1, balance of the Allowance for Credit Losses of $216.0 million.

The provision for credit losses was $118.1 million for the three months ended March 31, 2020, which includes both the provision for loan and lease losses as well as the provision for unfunded commitments. The increase from $13.8 million for the three months ended March 31, 2019, was principally attributable to the COVID-19 pandemic and its impact on the forecasts used to determine the expected credit losses of the loan and lease portfolio.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans in each category to total loans and leases as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$99,778	49%	$50,847	49%
Commercial	146,607	23%	73,820	23%
Residential	34,251	26%	24,714	26%
Consumer & other	10,784	2%	8,248	2%
Allowance for credit losses on loans and leases	$291,420		$157,629

To calculate the ACL, the models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios. As such, the economic variables in the models we use to determine the ACL could result in volatility as these assumptions change over time. In addition, the forward looking assumptions revert to historical data when they reach the point where future assumptions are no longer estimated. The below table displays several of the key economic assumptions used in the credit loss models for January 1, 2020 (used to determine the day 1 adjustment) and March 31, 2020 (used to determine the first quarter provision), which are pre and post COVID-19 and its related economic impacts.

	Units	First Quarter 2020	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	2020	2021	2022	2023
Change in Gross Domestic Product
January 1, 2020	% AR	0.9	1.9	1.8	1.8	1.6	1.8	1.8	1.8
March 31, 2020	% AR	-2.5	-18.3	10.9	2.4	-2.2	2.7	4.7	3.4
Unemployment Rate
January 1, 2020%		3.6	3.7	3.8	3.8	3.7	3.9	4	4.2
March 31, 2020%		3.8	8.7	6.3	6.5	6.3	6.6	5.2	4.3
Median Existing-Home Price
January 1, 2020	$ 000s	277.7	279.6	281.5	283.6	280.6	289	297.8	307.1
March 31, 2020	$ 000s	284.3	284.3	281.7	277.6	282	280.1	293.6	309.8
Consumer Price Index
January 1, 2020	% AR	1.9	2	2.6	1.6	2	2.1	2	2
March 31, 2020	% AR	0.7	-4.3	3.1	2	0.7	2.8	2.7	2.4
Treasury Yield: 10-Yr Bond
January 1, 2020%		1.68	1.73	1.8	1.82	1.76	2.03	2.36	2.67
March 31, 2020%		1.3	0.42	0.63	0.77	0.78	1.39	2.26	3.09
S&P 500
January 1, 2020	1941=1	3047.3	3077.6	3103.5	3134.8	3090.8	3212.4	3344.7	3469
March 31, 2020	1941=1	3103.2	2625.4	2472.1	2410.5	2652.8	2704.6	3101.6	3254.6
CRE Price Index
January 1, 2020	index	306.2	307.3	308.4	309.3	309.3	312.7	318.1	326.3
March 31, 2020	index	309.7	287.2	271.4	265.5	265.5	284.7	318.3	340.2

We believe that the allowance for credit losses at March 31, 2020 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions continue to decline, the Bank may need additional provisions for credit losses in future periods.

Residential Mortgage Servicing Rights

The following table presents the changes in our residential mortgage servicing rights portfolio for the three months ended March 31, 2020 and 2019:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Balance, beginning of period	$115,010	$169,025
Additions for new MSR capitalized	10,023	3,887
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(5,329)	(6,431)
Changes due to valuation inputs or assumptions (1)	(25,358)	(7,535)
Balance, end of period	$94,346	$158,946
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our residential serviced loan portfolio as of March 31, 2020 and December 31, 2019 was as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Balance of loans serviced for others	$12,533,045	$12,276,943
MSR as a percentage of serviced loans	0.75%	0.94%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue. The value of servicing rights can fluctuate based on changes in interest rates and other factors. Generally, as interest rates decline borrowers are able to take advantage of a refinance incentive, prepayments increase and the total value of existing servicing rights declines as expectations of future servicing fees collections decline. Mortgage rates decreased during the three months ended March 31, 2020, which caused prepayment speed assumptions to rise.

The fair value of the MSR asset decreased by $25.4 million due to changes to inputs to the valuation model including changes in discount rates and prepayment speeds, which was due to decreases in the long term interest rates during the period. The fair value of the MSR asset decreased $5.3 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three months ended March 31, 2020.

Goodwill

At March 31, 2020 and December 31, 2019, we had goodwill of $2.7 million and $1.8 billion, respectively. Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill impairment of $1.8 billion was recorded for the three months ended March 31, 2020 due to an interim impairment analysis triggered by the decline in interest rates and economic impacts of COVID-19, as well as declines in the Company's stock price. The impairment was a result of market volatility and forecasts for a prolonged low interest rate environment, as well as forecasted higher credit losses expected due to the forecasted economic downturn.

Deposits

Total deposits were $22.7 billion at March 31, 2020, an increase of $217.9 million, as compared to December 31, 2019. The increase is attributable to growth in non-interest bearing demand and money market deposits.

The following table presents the deposit balances by major category as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Non-interest bearing demand	$7,169,907	32%	$6,913,375	31%
Interest bearing demand	2,482,908	11%	2,524,534	11%
Money market	7,082,011	31%	6,930,815	31%
Savings	1,486,909	7%	1,471,475	7%
Time, $100,000 or greater	3,265,147	14%	3,420,446	15%
Time, less than $100,000	1,212,493	5%	1,220,859	5%
Total deposits	$22,699,375	100%	$22,481,504	100%

The Company's brokered deposits totaled $1.0 billion at March 31, 2020, compared to $1.2 billion at December 31, 2019.

Borrowings

At March 31, 2020, the Bank had outstanding $346.2 million of securities sold under agreements to repurchase, an increase of $34.9 million from December 31, 2019. The Bank had outstanding borrowings consisting of advances from the FHLB of $1.2 billion at March 31, 2020, which increased $290.0 million from December 31, 2019 as the Company increased on balance sheet liquidity. The FHLB advances are secured by investment securities and loans secured by real estate. The FHLB advances have fixed interest rates ranging from 0.60% to 7.10% and mature in 2020 through 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $284.0 million and $363.3 million at March 31, 2020 and December 31, 2019, respectively.  The decrease is due to the $78.9 million decrease in fair value for the junior subordinated debentures elected to be carried at fair value. The decline is due to mostly to an increase in the credit spread, in addition to the implied forward curve shifting lower. As of March 31, 2020, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank's liquidity strategy was adjusted to adopt an elevated on-balance sheet liquidity position to further enhance flexibility due to the increased market volatility and uncertainty as a result of the COVID-19 pandemic.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 8% of total deposits at March 31, 2020 and 9% of total deposits at December 31, 2019. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $6.7 billion at March 31, 2020, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $569.7 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at March 31, 2020. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $61.5 million of dividends paid by the Bank to the Company in the three months ended March 31, 2020.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. We believe that such restrictions will not have an adverse impact on the ability of the Company to fund its quarterly cash dividend distributions to common shareholders and meet its ongoing cash obligations, which consist principally of debt service on the outstanding junior subordinated debentures.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $118.7 million during the three months ended March 31, 2020, with the difference between cash used in operating activities and net loss consisting of goodwill impairment of $1.8 billion, originations of loans held for sale of $1.1 billion, the net increase in other assets of $219.2 million, and gain on sale of loans of $38.3 million, offset by proceeds from the sale of loans held for sale of $1.2 billion, provision for loan and lease losses of $118.1 million, and a loss on fair value of residential mortgage servicing rights carried at fair value of $30.7 million. This compares to net cash used in operating activities of $53.6 million during the three months ended March 31, 2019, with the difference between cash provided by operating activities and net income consisting of originations of loans held for sale of $487.1 million, the net increase in other assets of $57.0 million and net decrease in other liabilities of $28.9 million, offset by proceeds from the sale of loans held for sale of $428.3 million.

Net cash of $74.4 million used in investing activities during the three months ended March 31, 2020, consisted principally of purchases of investment securities available for sale of $140.4 million, net loan originations of $109.5 million, and purchases of restricted equity securities of $20.0 million, offset by proceeds from investment securities available for sale of $168.9 million, and proceeds from sales of loans of $22.0 million. This compares to net cash of $53.5 million provided by investing activities during the three months ended March 31, 2019, which consisted principally of redemption of restricted equity securities of $198.2 million and proceeds from investment securities available for sale of $119.4 million, offset by purchases of restricted equity securities of $205.4 million, and net cash paid on divestiture of a store of $44.6 million.

Net cash of $488.1 million provided by financing activities during the three months ended March 31, 2020, primarily consisted of proceeds from borrowings of $600.0 million and $218.0 million net increase in deposits, offset by $310.0 million repayment of borrowings and $46.2 million of dividends paid on common stock. This compares to net cash of $280.2 million provided by financing activities during the three months ended March 31, 2019, which consisted primarily of proceeds from borrowings of $230.7 million and $155.9 million net increase in deposits, offset by $50.0 million repayment of borrowings and $46.3 million of dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2020, it is possible that our deposit growth for 2020 may not be maintained at previous levels due to pricing pressure or store consolidations. In addition, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at March 31, 2020 was $2.5 billion, a decrease of $1.8 billion from December 31, 2019. The decrease in shareholders' equity during the three months ended March 31, 2020 was principally due to the net loss during the quarter, related mainly to the goodwill impairment during the quarter.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
Dividend declared per common share	$0.21	$0.21
Dividend payout ratio	(2)%	62%

As of March 31, 2020, a total of 9.5 million shares are available for repurchase under the Company's current share repurchase plan. During the three months ended March 31, 2020, 331,000 shares were repurchased under this plan. The Board of Directors approved an extension of the repurchase plan to July 31, 2021. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or entirely by tendering previously held shares.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III") at March 31, 2020 and December 31, 2019:

	Actual		For Capital Adequacy purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total Capital
(to Risk Weighted Assets)
Consolidated	$3,069,321	13.72%	$1,789,571	8.00%	$2,236,964	10.00%
Umpqua Bank	$2,906,354	13.01%	$1,787,497	8.00%	$2,234,371	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,382,879	10.65%	$1,342,178	6.00%	$1,789,571	8.00%
Umpqua Bank	$2,671,903	11.96%	$1,340,623	6.00%	$1,787,497	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,382,879	10.65%	$1,006,634	4.50%	$1,454,026	6.50%
Umpqua Bank	$2,671,903	11.96%	$1,005,467	4.50%	$1,452,341	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,382,879	8.25%	$1,155,518	4.00%	$1,444,397	5.00%
Umpqua Bank	$2,671,903	9.25%	$1,155,379	4.00%	$1,444,224	5.00%
December 31, 2019
Total Capital
(to Risk Weighted Assets)
Consolidated	$3,104,444	13.96%	$1,779,265	8.00%	$2,224,081	10.00%
Umpqua Bank	$2,945,830	13.26%	$1,777,265	8.00%	$2,221,581	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,490,709	11.20%	$1,334,449	6.00%	$1,779,265	8.00%
Umpqua Bank	$2,783,095	12.53%	$1,332,949	6.00%	$1,777,265	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,490,709	11.20%	$1,000,837	4.50%	$1,445,653	6.50%
Umpqua Bank	$2,783,095	12.53%	$999,712	4.50%	$1,444,028	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,490,709	9.16%	$1,087,509	4.00%	$1,359,387	5.00%
Umpqua Bank	$2,783,095	10.24%	$1,086,999	4.00%	$1,358,749	5.00%

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2020 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2019. However due to the impact of declining interest rates resulting from the Federal Reserve monetary policy and programs, and market reaction to the economic impact of the COVID-19 pandemic, the estimated impact on our net interest income over a one-year time horizon has shifted.

Interest Rate Simulation Impact on Net Interest Income

As of March 31, 2020 and December 31, 2019 and 2018:

	March 31, 2020	December 31, 2019	December 31, 2018
Up 300 basis points	7.4%	5.9%	4.9%
Up 200 basis points	4.8%	4.1%	3.3%
Up 100 basis points	2.2%	2.2%	1.7%
Down 100 basis points	(2.0)%	(3.8)%	(2.8)%
Down 200 basis points	(2.5)%	(7.4)%	(6.3)%
Down 300 basis points	(2.7)%	(9.4)%	(9.5)%

For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. As rates have declined, our asset sensitivity in an up 200 and 300 basis point environment has increased as interest-earning assets are simulated to reprice in greater velocity or magnitude in comparison to interest-bearing liabilities. In a declining rate environment, the reduced sensitivity, compared to year-end simulation results, reflect more interest-earning assets at or near rate floors, while interest-bearing liabilities reprice lower.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of March 31, 2020.

While we have incorporated additional controls related to our CECL accounting processes into our existing internal control environment, there was no change in internal control over financial reporting that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in our Form 10-K for the year ended December 31, 2019. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Other than as described below, there have been no other material changes from the risk factors described in our Form 10-K.

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has negatively impacted the economy, changed customer behaviors, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and stay at home/sheltering in place requirements in the states and communities we serve. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue. The pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, unemployment levels rise or regional economic conditions worsen. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. In response to the pandemic, we have initiated relief programs designed to support our customers and communities including payment deferral programs, deferral-related and other fee waivers, suspended residential property foreclosure sales, and other expanded assistance for customers. Future governmental actions may require these and other types of customer-related responses that could negatively impact our financial results. We could be required to take capital actions in response to the COVID-19 pandemic, including reducing dividends and eliminating stock repurchases. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic; actions taken by governmental authorities and other third parties in response to the pandemic; the effect on our customers, counterparties, employees and third party service providers; and the effect on economies and markets. To the extent that the COVID-19 outbreak continues to adversely affect our business and financial performance, it may also have the effect of heightening many of the other risks identified in the "Risk Factors" section of our most recently filed Annual Report on Form 10-K.

We have adopted new accounting guidance, specifically CECL, to account for our credit losses that may be more volatile and may adversely impact our financial statements when forecasted market conditions change.

In January 2020, the Company adopted the FASB accounting standard update, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the previous "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as CECL. Under CECL, we will be required to present certain financial assets carried at amortized cost, such as loans and leases held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model, which delays recognition until it is probable a loss has been incurred. CECL may create more volatility in the level of our allowance for credit losses.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2020:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/20 - 1/31/20	22,647	$16.94	—	9,855,429
2/1/20 - 2/29/20	464,110	$17.63	331,000	9,524,429
3/1/20 - 3/31/20	—	$—	—	9,524,429
Total for quarter	486,757	$17.60	331,000

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 155,757 shares to be issued upon vesting of restricted stock awards to pay withholding taxes. During the three months ended March 31, 2020, 331,000 shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2021. As of March 31, 2020, a total of 9.5 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

Item 3.            Defaults upon Senior Securities

Not applicable

Item 4.            Mine Safety Disclosures

Not applicable

Item 5.            Other Information

Not applicable

Item 6.            Exhibits

Exhibit #	Description

3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101)

(a)          Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 23, 2018
(b)          Incorporated by reference to Exhibit 99.2 to Form 8-K filed March 24, 2020
(c)          Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	May 7, 2020	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	May 7, 2020	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/Chief Financial Officer and Principal Financial Officer

Dated	May 7, 2020	/s/ Lisa M. White
Lisa M. White Senior Vice President/Corporate Controller and Principal Accounting Officer