Form 10-Q
period 2020-06-30
UMPQUA HOLDINGS CORP
filed 2020-08-06
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	June 30, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Common stock, no par value: 220,221,809 shares outstanding as of July 31, 2020

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.       FINANCIAL INFORMATION
Item 1.         Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks (restricted cash of $106,730 and $86,507)	$410,769	$382,598
Interest bearing cash and temporary investments (restricted cash of $3,514 and $590)	1,853,505	980,158
Total cash and cash equivalents	2,264,274	1,362,756
Investment securities
Equity and other, at fair value	81,958	80,165
Available for sale, at fair value	2,865,690	2,814,682
Held to maturity, at amortized cost	3,143	3,260
Loans held for sale, at fair value	605,399	513,431
Loans and leases	22,671,455	21,195,684
Allowance for credit losses on loans and leases	(356,745)	(157,629)
Net loans and leases	22,314,710	21,038,055
Restricted equity securities	54,062	46,463
Premises and equipment, net	192,041	201,460
Operating lease right-of-use assets	111,487	110,718
Goodwill	2,715	1,787,651
Other intangible assets, net	15,853	18,346
Residential mortgage servicing rights, at fair value	96,356	115,010
Bank owned life insurance	324,873	320,611
Other assets	712,687	434,201
Total assets	$29,645,248	$28,846,809
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$9,172,210	$6,913,375
Interest bearing	15,672,168	15,568,129
Total deposits	24,844,378	22,481,504
Securities sold under agreements to repurchase	398,414	311,308
Borrowings	1,096,559	906,635
Junior subordinated debentures, at fair value	232,936	274,812
Junior subordinated debentures, at amortized cost	88,382	88,496
Operating lease liabilities	119,885	119,429
Deferred tax liability, net	21,439	52,928
Other liabilities	304,916	297,782
Total liabilities	27,106,909	24,532,894
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2020 and 2019; issued and outstanding: 220,219,107 in 2020 and 220,229,282 in 2019	3,510,145	3,514,000
(Accumulated deficit) retained earnings	(1,115,414)	770,366
Accumulated other comprehensive income	143,608	29,549
Total shareholders' equity	2,538,339	4,313,915
Total liabilities and shareholders' equity	$29,645,248	$28,846,809

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
INTEREST INCOME
Interest and fees on loans and leases	$235,174	$264,110	$481,167	$522,857
Interest and dividends on investment securities:
Taxable	9,015	10,287	25,620	30,243
Exempt from federal income tax	1,520	1,921	3,082	4,035
Dividends	568	574	1,246	1,091
Interest on temporary investments and interest bearing deposits	403	4,708	3,734	5,633
Total interest income	246,680	281,600	514,849	563,859
INTEREST EXPENSE
Interest on deposits	26,222	43,591	66,512	77,685
Interest on securities sold under agreement to repurchase and federal funds purchased	194	403	589	1,213
Interest on borrowings	3,839	4,563	7,885	8,246
Interest on junior subordinated debentures	3,922	5,881	8,825	11,868
Total interest expense	34,177	54,438	83,811	99,012
Net interest income	212,503	227,162	431,038	464,847
PROVISION FOR CREDIT LOSSES	87,085	19,352	205,170	33,036
Net interest income after provision for credit losses	125,418	207,810	225,868	431,811
NON-INTEREST INCOME
Service charges on deposits	11,831	15,953	27,469	31,231
Brokerage revenue	3,805	3,980	7,820	7,790
Residential mortgage banking revenue, net	83,877	9,529	101,417	20,760
Gain (loss) on sale of debt securities, net	323	(7,186)	190	(7,186)
Gain on equity securities, net	240	82,607	1,054	83,302
Gain on loan and lease sales, net	1,074	3,333	2,241	4,102
BOLI income	2,116	2,093	4,245	4,261
Other income	12,214	11,514	11,689	23,303
Total non-interest income	115,480	121,823	156,125	167,563
NON-INTEREST EXPENSE
Salaries and employee benefits	116,676	104,049	226,450	204,707
Occupancy and equipment, net	36,171	36,032	73,172	72,277
Communications	2,939	3,906	6,067	8,126
Marketing	1,759	4,312	4,289	7,038
Services	10,356	13,227	21,126	25,437
FDIC assessments	3,971	2,837	6,513	5,779
Intangible amortization	1,246	1,405	2,493	2,809
Goodwill impairment	—	—	1,784,936	—
Other expenses	8,792	14,647	19,522	25,834
Total non-interest expense	181,910	180,415	2,144,568	352,007
Income (loss) before provision for income taxes	58,988	149,218	(1,762,575)	247,367
Provision for income taxes	6,062	37,408	36,446	61,524
Net income (loss)	$52,926	$111,810	$(1,799,021)	$185,843
Earnings (loss) per common share:
Basic	$0.24	$0.51	($8.17)	$0.84
Diluted	$0.24	$0.51	($8.17)	$0.84
Weighted average number of common shares outstanding:
Basic	220,210	220,487	220,213	220,427
Diluted	220,320	220,719	220,213	220,692

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income (loss)	$52,926	$111,810	$(1,799,021)	$185,843
Available for sale securities:
Unrealized gains arising during the period	4,570	40,760	112,331	74,029
Income tax expense related to unrealized gains	(1,175)	(10,484)	(28,892)	(19,041)

Reclassification adjustment for net realized (gains) losses in earnings	(323)	7,186	(190)	7,186
Income tax expense (benefit) related to realized losses	83	(1,848)	49	(1,848)
Net change in unrealized gains for available for sale securities	3,155	35,614	83,298	60,326

Junior subordinated debentures, at fair value:
Unrealized (losses) gains arising during the period	(37,450)	17,240	41,412	23,804
Income tax benefit (expense) related to unrealized gains	9,632	(4,459)	(10,651)	(6,103)
Net change in unrealized (losses) gains for junior subordinated debentures, at fair value	(27,818)	12,781	30,761	17,701
Other comprehensive (loss) income, net of tax	(24,663)	48,395	114,059	78,027
Comprehensive income (loss)	$28,263	$160,205	$(1,684,962)	$263,870

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

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Continued)
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2020	220,229,282	$3,514,000	$770,366	$29,549	$4,313,915
Net loss			(1,851,947)		(1,851,947)
Other comprehensive income, net of tax				138,722	138,722
Stock-based compensation		2,253			2,253
Stock repurchased and retired	(486,757)	(8,573)			(8,573)
Issuances of common stock under stock plans	432,595	—			—
Cash dividends on common stock ($0.21 per share)			(46,578)		(46,578)
Cumulative effect adjustment (2)			(40,181)		(40,181)
Balance at March 31, 2020	220,175,120	$3,507,680	$(1,168,340)	$168,271	$2,507,611
Net income			52,926		52,926
Other comprehensive loss, net of tax				(24,663)	(24,663)
Stock-based compensation		2,503			2,503
Stock repurchased and retired	(3,707)	(38)			(38)
Issuances of common stock under stock plans	47,694	—			—
Balance at June 30, 2020	220,219,107	$3,510,145	$(1,115,414)	$143,608	$2,538,339

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

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,799,021)	$185,843
Adjustments to reconcile net income to net cash used in operating activities:
Goodwill impairment	1,784,936	—
Amortization of investment premiums, net	12,822	12,338
(Gain) loss on sale of investment securities, net	(190)	7,186
Provision for credit losses	205,170	33,036
Change in cash surrender value of bank owned life insurance	(4,319)	(4,267)
Depreciation, amortization and accretion	20,015	22,600
Gain on sale of premises and equipment	(3)	(687)
Gain on store divestiture	—	(1,225)
Additions to residential mortgage servicing rights carried at fair value	(23,470)	(9,379)
Change in fair value of residential mortgage servicing rights carried at fair value	42,124	38,624
Stock-based compensation	4,756	3,476
Net increase in equity and other investments	(739)	(3,068)
Gain on equity securities, net	(1,054)	(83,302)
Gain on sale of loans and leases, net	(119,647)	(34,471)
Change in fair value of loans held for sale	(14,273)	(7,685)
Origination of loans held for sale	(2,974,279)	(1,185,240)
Proceeds from sales of loans held for sale	3,023,664	1,033,110
Change in other assets and liabilities:
Net increase in other assets	(264,389)	(112,348)
Net decrease in other liabilities	(36,279)	(12,309)
Net cash used in operating activities	(144,176)	(117,768)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(353,601)	(322,410)
Proceeds from investment securities available for sale	401,464	662,496
Proceeds from investment securities held to maturity	220	282
Proceeds from sale of equity securities	—	81,853
Purchases of restricted equity securities	(19,999)	(205,400)
Redemption of restricted equity securities	12,400	202,605
Net change in loans and leases	(1,566,117)	(618,401)
Proceeds from sales of loans and leases	41,386	58,478
Change in premises and equipment	(9,171)	(5,387)
Proceeds from bank owned life insurance death benefits	57	1,869
Net cash paid in store divestiture	—	(44,646)
Net cash used in investing activities	$(1,493,361)	$(188,661)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$2,363,045	$731,192
Net increase in securities sold under agreements to repurchase	87,106	10,901
Proceeds from borrowings	600,000	330,670
Repayment of borrowings	(410,000)	(260,670)
Dividends paid on common stock	(92,485)	(92,551)
Proceeds from stock options exercised	—	21
Repurchase and retirement of common stock	(8,611)	(1,980)
Net cash provided by financing activities	2,539,055	717,583
Net increase in cash and cash equivalents	901,518	411,154
Cash and cash equivalents, beginning of period	1,362,756	622,637
Cash and cash equivalents, end of period	$2,264,274	$1,033,791

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$87,742	$96,766
Income taxes	$68,332	$58,827
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$83,298	$60,326
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$30,761	$17,701
Cumulative effect adjustment to retained earnings	$40,181	$244
Cash dividend declared on common stock and payable after period-end	$—	$46,305
Transfer of loans to loans held for sale	$9,674	$—
Change in GNMA mortgage loans recognized due to repurchase option	$(1,752)	$(3,470)

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

The results for interim periods are not necessarily indicative of results for the full year or any other interim period. As of June 30, 2020, the impact of COVID-19 continues to unfold and many of the Company's estimates and assumptions require increased judgment and carry a higher degree of variability and volatility, including the provision for credit losses which has been materially impacted. The Company is unable to fully predict the impact that COVID-19 will have on its financial position and results of operations due to numerous uncertainties and will continue to assess the potential impacts on its financial position and results of operations. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to June 30, 2020 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. Certain reclassifications of prior period amounts have been made to conform to current classifications.

Application of new accounting guidance

In June 2016, the Financial Accounting Standard Board's ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") or ("ASC 326"). CECL is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASC 326 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, ASC 326 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

The adoption date for the Company was January 1, 2020. The guidance was applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at January 1, 2020. However, certain provisions of the guidance are only required to be applied on a prospective basis.

The Bank has elected to not include accrued interest when determining the amortized cost basis of an asset. Instead, the amortized cost basis of an asset is the combination of the balance, deferred fees and costs, and premium or discount. In addition, the Bank has elected to continue to present accrued interest as part of Other Assets on the consolidated balance sheets. The Bank has calculated an allowance for credit losses on accrued interest that is included with the accrued interest balance. The policies related to income recognition on non-accrual loans are outlined below.

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

The Company analyzed the portfolio segments and classes of financing receivables based on the implementation of CECL. There were no necessary changes in the portfolio segments or classes of financing receivables. The increase in the allowance by portfolio segment is as follows:

	December 31, 2019		January 1, 2020
(in thousands)	Allowance for Loan and Lease Losses	Reserve for Unfunded Commitments	Allowance for Credit Losses on Loans and Leases	Reserve for Unfunded Commitments	$ Increase (decrease)	% Increase (decrease)
Commercial real estate, net	$50,847	$534	$55,924	$4,564	$9,107	18%
Commercial, net	73,820	2,539	117,829	2,052	43,522	57%
Residential, net	24,714	149	26,813	1,416	3,366	14%
Consumer & other, net	8,248	1,884	7,062	312	(2,758)	(27)%
Total	$157,629	$5,106	$207,628	$8,344	$53,237	33%

Due to the significance of the implementation of CECL on the Company, the following significant accounting policies have been updated from the policies described in the 2019 Annual Report filed on Form 10-K.

Allowance for Credit Losses Policy- The Bank has established an Allowance for Credit Loss Committee, which is responsible for, among other things, regularly reviewing the ACL methodology, including allowance levels and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The Bank's Audit and Compliance Committee provides board oversight of the ACL process and reviews and approves the ACL methodology on a quarterly basis. CECL is not prescriptive in the methodology used to determine the expected credit loss estimate. Instead, management has flexibility in selecting the methodology. The expected credit losses must be estimated over a financial asset's contractual term, adjusted for prepayments utilizing quantitative and qualitative factors. There are also specific considerations for PCD, Troubled Debt Restructured ("TDR"), and Collateral Dependent Loans ("CDL").

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

The combination of the current expected credit loss, PCD, CDL, TDR, and the RUC components represent the ACL. Management believes that the ACL was adequate as of June 30, 2020. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could possibly result in additional charges to the provision for credit losses.

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

Collateral Dependent Loans and Troubled Debt Restructurings- A loan or lease is considered collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. The Company's classification of CDLs includes: non-homogeneous non-accrual loans and leases; non-homogeneous loans determined by individual credit review; homogeneous non-accrual leases and equipment finance agreements; and homogeneous real estate secured loans that have been charged down to net realizable value or the government guaranteed balance. Except for homogeneous leases and equipment finance agreements, the expected credit losses for CDLs will be measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable, less the amortized cost basis of the financial asset. The Company may also use the loan's observable market price, if available. If the value of the CDL is determined to be less than the recorded amount of the loan, a charge-off will be taken. To determine the expected credit loss for homogeneous leases or equipment finances agreements, the LGD calculated by the CECL model will be utilized. When a homogeneous lease or equipment finance agreement becomes 181 days past due, it is fully charged-off.

Loans are reported as TDR loans when, due to borrower financial difficulties, the Bank grants a concession it would not otherwise be willing to offer for a loan. Once a loan has been classified as a TDR, it continues in the classification until it has paid in full or it has demonstrated six months payment performance and was determined to have been modified at a market rate. TDRs, including reasonably expected TDRs, are individually recognized and measured for expected credit loss. They are measured for expected credit loss in two ways: when a TDR meets the definition of a CDL, it is measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable; otherwise, a discounted cash flow analysis is utilized to measure the expected credit loss for a TDR. The discounted cash flow for TDRs are discounted based on the pre-modification rate and the expected remaining life.

In March 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was passed, which, among other things, provided relief for Banks related to loan modifications for accounting purposes. Specifically, section 4013 of the CARES Act gives entities temporary relief from the accounting and disclosure requirements for TDRs. In addition to the CARES Act, bank regulatory agencies issued interagency guidance indicating that a lender could conclude that the modifications under section 4013 of the CARES Act are not a troubled debt restructuring if the borrower was less than 30 days past due at the time the modification program is implemented. The guidance also provides that loans generally will not be adversely classified if the short-term modification is related to COVID-19 relief programs. The Company has followed the guidance under the CARES Act and the interagency guidance related to these loan modifications. Loans modified under section 4013 of the CARES Act generally maintain their pre-COVID 19 delinquency status and are classified as performing loans. If it is deemed the modification is not short-term, not COVID-19 related or the customer does not meet the criteria under the guidance to be scoped out of troubled debt restructuring classification, the Company evaluates the loan modifications under its existing framework which requires modifications that result in a concession to a borrower experiencing financial difficulty be accounted for as a TDR.

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

Investment Securities Available for Sale- Debt securities are classified as available for sale if the Company intends and has the ability to hold those securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a debt security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

Securities available for sale are carried at fair value. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Unrealized holding gains or losses are included in other comprehensive income ("OCI") as a separate component of shareholders' equity, net of tax. When the fair value of an available-for-sale debt security falls below the amortized cost basis it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss would be recorded directly to earnings with a corresponding allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves the allowance would be reversed up to a maximum of the previously recorded credit losses. If the Company intends to sell an impaired available-for-sale debt security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment would be immediately recognized in earnings with no corresponding allowance for credit losses.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The ASU was issued to improve the effectiveness of disclosures surrounding fair value measurements. The ASU removes numerous disclosures from Topic 820 including: transfers between level 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for level 3 fair value measurements. The ASU also modified and added disclosure requirements in regards to changes in unrealized gains and losses included in other comprehensive income, as well as the range and weighted average of unobservable inputs for level 3 fair value measurements. The Company adopted this ASU as of January 1, 2020, on a retrospective basis except certain provisions of the guidance which are only required to be applied on a prospective basis.

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

Note 2 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses and approximate fair values of debt securities at June 30, 2020 and December 31, 2019:

	June 30, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$690,207	$64,097	$—	$754,304
Obligations of states and political subdivisions	250,015	14,712	(66)	264,661
Residential mortgage-backed securities and collateralized mortgage obligations	1,788,893	57,950	(118)	1,846,725
Total available for sale securities	$2,729,115	$136,759	$(184)	$2,865,690
Held to maturity:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,143	$826	$—	$3,969
Total held to maturity securities	$3,143	$826	$—	$3,969

	December 31, 2019
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$642,009	$5,919	$(4,324)	$643,604
Obligations of states and political subdivisions	251,531	9,600	(37)	261,094
Residential mortgage-backed securities and collateralized mortgage obligations	1,896,708	18,962	(5,686)	1,909,984
Total available for sale securities	$2,790,248	$34,481	$(10,047)	$2,814,682
Held to maturity:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,260	$1,003	$—	$4,263
Total held to maturity securities	$3,260	$1,003	$—	$4,263

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $9.2 million and $9.8 million as of June 30, 2020 and December 31, 2019, respectively, and is included in Other Assets.
Debt securities that were in an unrealized loss position as of June 30, 2020 and December 31, 2019 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Obligations of states and political subdivisions	$16,729	$66	$—	$—	$16,729	$66
Residential mortgage-backed securities and collateralized mortgage obligations	124,090	118	—	—	124,090	118
Total	$140,819	$184	$—	$—	$140,819	$184

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$313,169	$4,324	$—	$—	$313,169	$4,324
Obligations of states and political subdivisions	4,611	30	1,906	7	6,517	37
Residential mortgage-backed securities and collateralized mortgage obligations	288,866	1,628	402,802	4,058	691,668	5,686
Total	$606,646	$5,982	$404,708	$4,065	$1,011,354	$10,047

These unrealized losses on the Company's debt securities were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the Company's securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2020 are issued or guaranteed by government sponsored enterprises.

Because the decline in fair value of the Company's debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an allowance for credit losses at June 30, 2020.

The following table presents the contractual maturities of debt securities at June 30, 2020:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$21,769	$21,844	$—	$—
Due after one year through five years	74,546	76,542	3	3
Due after five years through ten years	864,633	932,715	11	11
Due after ten years	1,768,167	1,834,589	3,129	3,955
Total securities	$2,729,115	$2,865,690	$3,143	$3,969

The following table presents, as of June 30, 2020, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$296,883	$307,204
Other securities pledged principally to secure repurchase agreements	630,343	669,759
Total pledged securities	$927,226	$976,963

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Commercial real estate
Non-owner occupied term, net	$3,589,484	$3,545,566
Owner occupied term, net	2,459,954	2,496,088
Multifamily, net	3,466,829	3,514,774
Construction & development, net	662,703	678,740
Residential development, net	164,180	189,010
Commercial
Term, net	4,265,092	2,232,817
Lines of credit & other, net	940,443	1,212,393
Leases & equipment finance, net	1,522,369	1,465,489
Residential
Mortgage, net	4,056,588	4,215,424
Home equity loans & lines, net	1,189,428	1,237,512
Consumer & other, net	354,385	407,871
Total loans and leases, net of deferred fees and costs	$22,671,455	$21,195,684

The loan balances above include deferred costs, net of deferred fees, of $16.9 million and $71.9 million as of June 30, 2020 and December 31, 2019, respectively. During April 2020, in response to the COVID-19 crisis, the federal government created the Paycheck Protection Program ("PPP"), sponsored by the Small Business Administration ("SBA"), under the CARES Act. The Bank participated in the PPP to originate SBA loans designated to help businesses maintain their workforce and cover other working capital needs during the COVID-19 pandemic by funding approximately 15,000 loans, totaling $1.9 billion in net loans, which are classified as commercial term loans. Net deferred fees and costs are offset by $57.3 million in PPP loan related fees net of costs, which will be a yield adjustment over the term of these loans. The loans are fully guaranteed by SBA and the maximum term of the loans is either two or five years, however, the majority of the loan balances are expected to be forgiven by the SBA.

Net loans also include discounts on acquired loans of $24.2 million and $30.2 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, loans totaling $13.6 billion were pledged to secure borrowings and available lines of credit. The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. Interest accrued on loans totaled $62.5 million and $58.5 million as of June 30, 2020 and December 31, 2019, respectively, and is included in Other Assets.
The Bank, through its commercial equipment leasing subsidiary, FinPac, is a direct provider of commercial equipment leasing and financing. Direct finance leases are included within the lease and equipment finance segment within the loans and leases, net line item. These leases typically have terms of three to five years and are considered to be direct financing leases. Interest income recognized on these leases was $7.1 million and $13.8 million for the three and six months ended June 30, 2020, respectively, as compared to $8.1 million and $16.5 million for the three and six months ended June 30, 2019, respectively.

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases. The following table summarizes the carrying value of loans and leases sold by major loan type during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Commercial real estate
Non-owner occupied term, net	$6,373	$2,943	$9,758	$7,762
Owner occupied term, net	3,426	8,261	9,192	12,971
Commercial
Term, net	8,475	10,522	20,152	15,963
Leases & equipment finance, net	—	17,571	43	17,571
Residential
Mortgage, net	—	—	—	109
Total loans and leases sold, net	$18,274	$39,297	$39,145	$54,376

Note 4 – Allowance for Credit Losses

Allowance for Credit Losses Methodology

The Allowance for Credit Losses is an important element in the Bank's financial statements. In accordance with CECL, the ACL represents management's estimate of lifetime credit losses for assets within its scope, specifically loans and leases and unfunded commitments. To calculate the ACL, management uses models to estimate the PD and LGD for loans utilizing inputs that include forecasted future economic conditions and that are dependent upon specific macroeconomic variables relevant to each of the Bank's loan and lease portfolios. Moody's Analytics, a third party, provided the historical and forward-looking macroeconomic data used in the development of the models used to calculate the ACL.

For ACL calculation purposes, the Bank considered the financial and economic environment at the time of assessment and economic scenarios that differed in the levels of severity and sensitivity to the ACL results. At each measurement date, the Bank selects the scenario that reflects its view of future economic conditions and is determined to be the most probable outcome.

All forecasts are updated monthly for each variable where applicable and incorporated as relevant into the ACL calculation. Actual credit loss results will differ from the estimate of credit losses, either in a strong economy or a recession, as our portfolio will change through time due to growth, risk mitigation actions and other factors. In addition, the scenarios used will differ and change through time as economic conditions change. Economic scenarios might not capture deterioration or improvement in the economy timely enough for the Bank to be able to adequately assess the impact to the ACL.

Select macroeconomic variables are projected over the forecast period, and they could have a material impact in determining the ACL. As the length of the forecast period increases, information about the future becomes less readily available and projections are inherently less certain.
The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate for all portfolio segments, during the three and six months ended June 30, 2020, were primarily related to changes in the economic assumptions. The Bank opted to use Moody's Analytics June consensus economic forecast for estimating the ACL as of June 30, 2020. This scenario is based on Moody's Analytics review of a variety of surveys of baseline forecasts of the U.S. economy. These surveys vary in date of latest vintage, number of updates per year, list of variables forecast, duration of forecast, frequency of data (quarterly or annual), and the number of respondents to a survey. In the preparation of the Moody's Analytics consensus forecast, the focus is on the next three to five years, since that is the most typical duration in the surveyed results. Moody's Analytics approach is to give greater consideration to whatever forecasts were produced most recently, since they will include the most up-to-date historical information, and to those variables for which the number of surveyed responses is largest.

In the consensus scenario selected, the probability that the economy will perform better than this consensus is equal to the probability that it will perform worse and included the following factors:
•real GDP peak-to-trough is approximately negative 12%, on a cumulative basis;
•U.S. unemployment rate is 15.8% in the second quarter of 2020 and is expected to be 11.2% in the third quarter of 2020;
•substantial recovery in the third quarter of 2020, then continued growth;
•return to less than 5% unemployment by 2024;
•LIBOR rates include the rate decrease that occurred in April 2020.

The Bank uses an additional scenario that differs in terms of severity within the variables, both favorable and unfavorable to assess sensitivity in the ACL results and to inform qualitative adjustments. The Bank selected the Moody's Analytics April baseline scenario for this analysis. In the baseline scenario selected, the probability that the economy will perform better than the baseline scenario is equal to the probability that it will perform worse and includes the following factors:
•recession in the first and second quarters of 2020;
•real GDP peak-to-trough is approximately negative 11%, on a cumulative basis;
•U.S. unemployment rate expected to peak at 13% in the second quarter of 2020;
•substantial recovery in the third quarter of 2020, then slow growth with higher acceleration later in 2021;
•return to less than 5% unemployment by 2023.

The results using the April baseline scenario for sensitivity analysis were reviewed by management, but management believes the consensus scenario better reflects the economic environment.

The ACL is measured on a collective (pool) basis when similar characteristics exist. The Company has selected models at the portfolio level using a risk-based approach, with larger, more complex portfolios having more complex models. Except as noted below, the macroeconomic variables that are inputs to the models are reasonable and supportable over the life of the loans in that they reasonably project the key economic variables in the near term and then converge to a long run equilibrium trend. These models produce reasonable and supportable estimates of loss over the life of the loans as the projected credit losses will also converge to a steady state in line with the variables applied. The Company measures the ACL using the following methods:

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

Commercial: Non-homogeneous commercial loans and leases and residential development loans are analyzed in a multi-step process. An initial PD is estimated using a model driven by an obligor's selected financial statement ratios, together with cycle-adjusting information based on the obligor's state and industry. An initial LGD is derived separately based on collateral type using collateral value and a haircut to reflect the loss in liquidation. Another model then applies an auto-regression technique to the initial PD and LGD metrics to estimate the PD and LGD curves according to the macroeconomic scenario over a one-year reasonable and supportable forecast. The primary economic drivers in the model are the S&P 500 Stock Price Index, S&P 500 Market Volatility Index, U.S. unemployment rate, as well as appropriate yield curves and credit spreads. This model utilizes output reversion methodology, which, after one year, reverts on a straight-line basis over two years to long-term PD estimated using financial statement ratios of each obligor.

The model for the homogeneous lease and equipment finance agreement portfolio uses lease and equipment finance agreement information, such as origination and performance, as well as macroeconomic variables to calculate PD and LGD values. The PD calculation is based on survival analysis while LGD is calculated using a two-step regression. The model calculates LGD using an estimate of the probability that a defaulted lease or equipment finance agreement will have a loss, and an estimate of the loss amount. The primary economic drivers for the model are GDP, U.S. unemployment rate, and a home price growth index. The model produces PD and LGD curves at the lease level for each month in the forecast horizon.

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

The Company evaluated each qualitative factor as of June 30, 2020, and concluded that a $42.0 million decrease to the model results was appropriate, due to model limitations in the current economic environment. Certain models were deemed to be over predicting losses in the current environment, because the economic variables used in these models do not take into account government stimulus programs, such as expanded unemployment benefits, and also do not take into account the payment deferral programs offered by the Bank. Other models were deemed to be under predicting losses, because certain economic variables were lagging indicators and had not yet shown the effects of the current recession.

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

The following tables summarize activity related to the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$99,778	$146,607	$34,251	$10,784	$291,420
Provision for credit losses for loans and leases (1)	52,890	21,301	6,157	1,136	81,484
Charge-offs	—	(17,549)	(143)	(1,761)	(19,453)
Recoveries	160	2,256	283	595	3,294
Net recoveries (charge-offs)	160	(15,293)	140	(1,166)	(16,159)
Balance, end of period	$152,828	$152,615	$40,548	$10,754	$356,745
Reserve for unfunded commitments
Balance, beginning of period	$15,760	$2,927	$1,741	$499	$20,927
Provision (recapture) for credit losses on unfunded commitments (1)	5,048	(6)	320	79	5,441
Balance, end of period	20,808	2,921	2,061	578	26,368
Total allowance for credit losses	$173,636	$155,536	$42,609	$11,332	$383,113

	Six Months Ended June 30, 2020
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$50,847	$73,820	$24,714	$8,248	$157,629
Impact of adoption CECL	5,077	44,009	2,099	(1,186)	49,999
Adjusted balance, beginning of period	55,924	117,829	26,813	7,062	207,628
Provision for credit losses for loans and leases (1)	96,498	70,974	13,342	6,172	186,986
Charge-offs	—	(40,157)	(154)	(3,597)	(43,908)
Recoveries	406	3,969	547	1,117	6,039
Net recoveries (charge-offs)	406	(36,188)	393	(2,480)	(37,869)
Balance, end of period	$152,828	$152,615	$40,548	$10,754	$356,745
Reserve for unfunded commitments
Balance, beginning of period	$534	$2,539	$149	$1,884	$5,106
Impact of adoption CECL	4,030	(487)	1,267	(1,572)	3,238
Adjusted balance, beginning of period	4,564	2,052	1,416	312	8,344
Provision for credit losses on unfunded commitments (1)	16,244	869	645	266	18,024
Balance, end of period	20,808	2,921	2,061	578	26,368
Total allowance for credit losses	$173,636	$155,536	$42,609	$11,332	$383,113
(1) The total provision for credit losses as disclosed on the income statement includes an additional $160,000 in provision related to accrued interest on loans deferred due to COVID-19, which is not included in the tables above.

The following tables summarize activity related to the allowance for loan and lease losses by loan and lease portfolio segment and the reserve for unfunded commitments for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$47,841	$64,370	$22,173	$10,488	$144,872
Provision	1,324	16,069	1,398	561	19,352
Charge-offs	(387)	(14,697)	(67)	(1,556)	(16,707)
Recoveries	219	2,611	150	572	3,552
Net (charge-offs) recoveries	(168)	(12,086)	83	(984)	(13,155)
Balance, end of period	$48,997	$68,353	$23,654	$10,065	$151,069
Reserve for unfunded commitments
Balance, beginning of period	$603	$2,347	$162	$1,542	$4,654
(Recapture) provision for credit losses on unfunded commitments	(42)	248	(5)	2	203
Balance, end of period	561	2,595	157	1,544	4,857
Total allowance for credit losses	$49,558	$70,948	$23,811	$11,609	$155,926

	Six Months Ended June 30, 2019
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$47,904	$63,957	$22,034	$10,976	$144,871
Provision	3,075	27,338	1,517	1,106	33,036
Charge-offs	(2,538)	(27,907)	(202)	(3,212)	(33,859)
Recoveries	556	4,965	305	1,195	7,021
Net (charge-offs) recoveries	(1,982)	(22,942)	103	(2,017)	(26,838)
Balance, end of period	$48,997	$68,353	$23,654	$10,065	$151,069
Reserve for unfunded commitments
Balance, beginning of period	$628	$2,250	$160	$1,485	$4,523
(Recapture) provision for credit losses on unfunded commitments	(67)	345	(3)	59	334
Balance, end of period	561	2,595	157	1,544	4,857
Total allowance for credit losses	$49,558	$70,948	$23,811	$11,609	$155,926

The following table presents the unfunded commitments for the period ended June 30, 2020 and 2019:

(in thousands)	Total
Unfunded loan and lease commitments
June 30, 2020	$5,849,611
June 30, 2019	$5,587,294

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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements is determined by the LGD calculated by the CECL model and therefore leases and equipment finance agreements on non-accrual will have an allowance for credit losses until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the three and six months ended June 30, 2020. Loans of approximately $1.8 billion, are currently deferred under the CARES Act and are classified as current as their contractual payments have been deferred.

The following tables present the amortized cost basis of the loans and leases past due, by loan and lease class, as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual (1)	Current	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$6,006	$—	$—	$6,006	$8,095	$3,575,383	$3,589,484
Owner occupied term, net	6,336	142	1	6,479	4,148	2,449,327	2,459,954
Multifamily, net	—	—	—	—	599	3,466,230	3,466,829
Construction & development, net	—	—	—	—	—	662,703	662,703
Residential development, net	—	—	—	—	—	164,180	164,180
Commercial
Term, net	94	—	3	97	11,027	4,253,968	4,265,092
Lines of credit & other, net	3,766	193	1	3,960	763	935,720	940,443
Leases & equipment finance, net	4,177	10,774	834	15,785	7,780	1,498,804	1,522,369
Residential
Mortgage, net (2)	1,965	3,438	39,728	45,131	—	4,011,457	4,056,588
Home equity loans & lines, net	1,411	643	1,475	3,529	—	1,185,899	1,189,428
Consumer & other, net	1,068	570	361	1,999	—	352,386	354,385
Total, net of deferred fees and costs	$24,823	$15,760	$42,403	$82,986	$32,412	$22,556,057	$22,671,455
(1) Loans and leases on non-accrual had a related allowance for credit losses of $7.1 million at June 30, 2020, related to an amortized cost basis of $32.4 million.
(2) Includes government guaranteed GNMA mortgage loans that the Bank has the right but not the obligation to repurchase that are past due 90 days or more, totaling $2.6 million at June 30, 2020.

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

Collateral Dependent Loans and Leases

The following table summarizes the amortized cost basis of the collateral dependent loans and leases by the type of collateral securing the assets as of June 30, 2020. There have been no significant changes in the level of collateralization from the prior periods.

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$8,328	$—	$—	$8,328
Owner occupied term, net	102	4,845	—	—	4,947
Multifamily, net	—	840	—	—	840
Commercial
Term, net	763	—	575	671	2,009
Line of credit & other, net	952	68	9,167	2,863	13,050
Leases & equipment finance, net	—	—	7,780	—	7,780
Residential
Mortgage, net	2,507	—	—	—	2,507
Home equity loans & lines, net	101,862	—	—	—	101,862
Total net of deferred fees and costs	$106,186	$14,081	$17,522	$3,534	$141,323

Troubled Debt Restructurings

At June 30, 2020 and December 31, 2019, troubled debt restructured loans of $15.0 million and $18.6 million, respectively, were classified as accruing TDR loans. The TDRs were granted in response to borrower financial difficulties, and generally provide for a temporary modification of loan repayment terms. In order for a new TDR loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

The following tables present troubled debt restructurings by accrual versus non-accrual status and by portfolio segment as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$1,367	$3,957	$5,324	8
Commercial, net	3,037	8,508	11,545	3
Residential, net	10,519	—	10,519	67
Consumer & other, net	109	—	109	5
Total, net of deferred fees and costs	$15,032	$12,465	$27,497	83

	December 31, 2019
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$3,968	$—	$3,968	3
Commercial, net	4,105	—	4,105	2
Residential, net	10,460	—	10,460	54
Consumer & other, net	43	—	43	3
Total, net of deferred fees and costs	$18,576	$—	$18,576	62

The following table presents loans that were determined to be TDRs during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Commercial real estate, net	$—	$—	$—	$118
Commercial, net	8,508	—	8,508	1,842
Residential, net	756	7	6,434	7
Consumer & other, net	50	—	74	—
Total, net of deferred fees and costs	$9,314	$7	$15,016	$1,967

For the periods presented in the table above, the outstanding recorded investment was the same pre and post modification and all modifications were combination modifications. There were $8.6 million and $9.5 million in financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2020. There were no financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2019.

COVID-19 Related Payment Deferral and Forbearance

Due to the deterioration of the US economy resulting from the COVID-19 pandemic, the Company has had an increase in loan payment deferral and forbearance requests. Once a deferral or forbearance request is received, a late charge waiver is put in place and payments are suspended for up to six months. Accrued and unpaid interest during the deferral period will be collected upon the expiration of the deferral or on a regular repayment schedule at the end of the deferral period. For certain loan types, the maturity date may be extended one to six months to allow for full amortization. These loans are generally classified based on their past due status prior to their deferral period, so they are classified as performing loans that accrue interest.

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

The Bank's risk rating methodology for its non-homogeneous loans and leases uses a dual risk rating approach to assess the credit risk. This approach uses two scales to provide a comprehensive assessment of credit default risk and recovery risk. The probability of default scale measures a borrower's credit default risk using risk ratings ranging from 1 to 16, where a higher rating represents higher risk. For non-homogeneous loans and leases, PD rating of 1 through 9 are "pass" grades, PD grades 10-16 correspond to the regulatory-defined categories of watch (10-11), special mention (12), substandard (13-14), doubtful (15), and loss (16). The loss given default scale measures the amount of loss that may not be recovered in the event of a default, using six alphabetic ratings from A-F, where a higher rating represents higher risk. The LGD scale quantifies recovery risk associated with an event of default and predicts the amount of loss that would be incurred on a loan or lease if a borrower were to experience a major default and includes variables that may be external to the borrower, such as industry, geographic location, and credit cycle stage. It could also include variables specific to the borrower such as their probability of default and bankruptcies as well as variables specific to the loan or lease, including collateral valuation, covenant structure and debt type. The product of the borrower's PD and a loan or lease LGD is the loan or lease expected loss, expressed as a percentage. This provides a common language of credit risk across different loans.

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

The following table represents the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of June 30, 2020:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2020	2020	2019	2018	2017	2016	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass	$313,883	$725,232	$578,859	$387,750	$411,471	$1,116,727	$3,091	$4,191	$3,541,204
Special mention	1,155	6,777	—	8,638	6,359	5,664	—	—	28,593
Substandard	867	6,337	—	—	—	12,013	—	—	19,217
Doubtful	—	—	—	—	—	127	—	—	127
Loss	—	—	—	—	—	343	—	—	343
Total non-owner occupied term, net	$315,905	$738,346	$578,859	$396,388	$417,830	$1,134,874	$3,091	$4,191	$3,589,484
Owner occupied term, net
Credit quality indicator:
Pass	$201,511	$430,033	$321,456	$357,099	$278,233	$746,367	$5,495	$806	$2,341,000
Special mention	5,577	12,551	43,576	10,457	3,454	8,326	—	—	83,941
Substandard	2,657	3,019	1,737	3,017	5,189	18,882	—	—	34,501
Doubtful	—	—	—	—	—	72	—	—	72
Loss	—	—	—	—	—	440	—	—	440
Total owner occupied term, net	$209,745	$445,603	$366,769	$370,573	$286,876	$774,087	$5,495	$806	$2,459,954
Multifamily, net
Credit quality indicator:
Pass	$198,388	$868,496	$642,383	$664,016	$321,813	$708,085	$27,853	$2,967	$3,434,001
Special mention	—	—	—	—	—	32,229	—	—	32,229
Substandard	—	—	—	—	—	599	—	—	599
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$198,388	$868,496	$642,383	$664,016	$321,813	$740,913	$27,853	$2,967	$3,466,829
Construction & development, net
Credit quality indicator:
Pass	$26,389	$202,023	$262,912	$162,129	$6,928	$687	$—	$—	$661,068
Special mention	—	—	1,635	—	—	—	—	—	1,635
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$26,389	$202,023	$264,547	$162,129	$6,928	$687	$—	$—	$662,703

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2020	2020	2019	2018	2017	2016	Prior			Total
Residential development, net
Credit quality indicator:
Pass	$8,060	$15,012	$2,762	$—	$—	$—	$135,994	$2,352	$164,180
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$8,060	$15,012	$2,762	$—	$—	$—	$135,994	$2,352	$164,180

Total commercial real estate	$758,487	$2,269,480	$1,855,320	$1,593,106	$1,033,447	$2,650,561	$172,433	$10,316	$10,343,150

Commercial:
Term, net
Credit quality indicator:
Pass	$2,114,332	$425,727	$365,014	$274,397	$82,331	$251,285	$697,208	$15,161	$4,225,455
Special mention	75	426	2,302	1,134	6,278	3,820	—	—	14,035
Substandard	—	579	1,222	5,581	1,603	2,437	900	13,050	25,372
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	230	—	—	230
Total term, net	$2,114,407	$426,732	$368,538	$281,112	$90,212	$257,772	$698,108	$28,211	$4,265,092
Lines of credit & other, net
Credit quality indicator:
Pass	$12,288	$26,424	$28,065	$1,132	$3,332	$867	$781,992	$5,763	$859,863
Special mention	2,530	1,027	—	56	77	349	37,443	2,000	43,482
Substandard	1,420	625	—	350	484	1,714	27,304	5,200	37,097
Doubtful	—	—	—	—	—	—	1	—	1
Loss	—	—	—	—	—	—	—	—	—
Total lines of credit & other, net	$16,238	$28,076	$28,065	$1,538	$3,893	$2,930	$846,740	$12,963	$940,443
Leases & equipment finance, net
Credit quality indicator:
Pass	$316,861	$550,265	$318,126	$176,227	$93,106	$22,424	$—	$—	$1,477,009
Special mention	740	3,749	5,743	4,661	573	6,698	—	—	22,164
Substandard	281	2,212	8,119	2,609	1,235	94	—	—	14,550
Doubtful	431	3,235	2,196	1,094	372	151	—	—	7,479
Loss	—	238	367	278	257	27	—	—	1,167
Total leases & equipment finance, net	$318,313	$559,699	$334,551	$184,869	$95,543	$29,394	$—	$—	$1,522,369

Total commercial	$2,448,958	$1,014,507	$731,154	$467,519	$189,648	$290,096	$1,544,848	$41,174	$6,727,904

Residential:
Mortgage, net
Credit quality indicator:
Pass	$353,958	$1,335,457	$501,636	$494,052	$529,473	$799,467	$—	$—	$4,014,043
Special mention	—	—	996	663	300	3,443	—	—	5,402
Substandard	—	1,523	2,110	6,318	8,311	12,215	—	—	30,477
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	917	—	832	—	4,917	—	—	6,666
Total mortgage, net	$353,958	$1,337,897	$504,742	$501,865	$538,084	$820,042	$—	$—	$4,056,588

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2020	2020	2019	2018	2017	2016	Prior			Total
Home equity loans & lines, net
Credit quality indicator:
Pass	$78	$—	$21	$—	$381	$19,865	$1,123,712	$41,842	$1,185,899
Special mention	—	—	—	—	—	114	1,700	240	2,054
Substandard	—	—	22	—	—	43	467	269	801
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	132	402	140	674
Total home equity loans & lines, net	$78	$—	$43	$—	$381	$20,154	$1,126,281	$42,491	$1,189,428

Total residential	$354,036	$1,337,897	$504,785	$501,865	$538,465	$840,196	$1,126,281	$42,491	$5,246,016

Consumer & other, net:
Credit quality indicator:
Pass	$20,733	$31,017	$15,392	$68,696	$32,706	$19,689	$162,433	$1,718	$352,384
Special mention	—	26	9	393	359	216	538	99	1,640
Substandard	—	44	—	62	—	29	150	71	356
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	4	1	—	5
Total consumer & other, net	$20,733	$31,087	$15,401	$69,151	$33,065	$19,938	$163,122	$1,888	$354,385

Grand total	$3,582,214	$4,652,971	$3,106,660	$2,631,641	$1,794,625	$3,800,791	$3,006,684	$95,869	$22,671,455
Note 5 – Residential Mortgage Servicing Rights

The Company measures its residential mortgage servicing rights ("MSR") at fair value with changes in fair value reported in residential mortgage banking revenue. The following table presents the changes in the Company's residential mortgage servicing rights for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balance, beginning of period	$94,346	$158,946	$115,010	$169,025
Additions for new MSR capitalized	13,447	5,492	23,470	9,379
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(5,042)	(6,905)	(10,371)	(13,336)
Changes due to valuation inputs or assumptions (1)	(6,395)	(17,753)	(31,753)	(25,288)
Balance, end of period	$96,356	$139,780	$96,356	$139,780
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the Bank's serviced loan portfolio as of June 30, 2020 and December 31, 2019 is as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Balance of loans serviced for others	$12,746,125	$12,276,943
MSR as a percentage of serviced loans	0.76%	0.94%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue on the Condensed Consolidated Statements of Income, was $8.5 million and $17.4 million for the three and six months ended June 30, 2020, respectively, as compared to $11.1 million and $21.9 million for the three and six months ended June 30, 2019, respectively.

Note 6 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	June 30, 2020
Commitments to extend credit	$5,749,262
Forward sales commitments	$1,003,727
Commitments to originate residential mortgage loans held for sale	$789,914
Standby letters of credit	$100,349

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

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three and six months ended June 30, 2020 and 2019. At June 30, 2020, approximately $89.7 million of standby letters of credit expire within one year, and $10.6 million expire thereafter.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of June 30, 2020, the Company had a residential mortgage loan repurchase reserve liability of $1.7 million. For loans sold to GNMA, the Bank has a unilateral right, but not the obligation, to repurchase loans that are past due 90 days or more. As of June 30, 2020, the Bank has recorded a liability for the loans subject to this repurchase right of $2.6 million, and has recorded these loans as part of the loan portfolio as if the Bank had repurchased these loans.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 70% and 76% of the Bank's loan and lease portfolio at June 30, 2020 and December 31, 2019, respectively. The decrease is related to PPP loans which are not real estate secured and will likely be short-term in duration. Commercial real estate concentrations are managed to ensure wide geographic and business diversity. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general or caused by the COVID-19 pandemic, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing, represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2020 and 2019.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2020, the Bank had commitments to originate mortgage loans held for sale totaling $789.9 million and forward sales commitments of $1.0 billion, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of June 30, 2020, the Bank had 874 interest rate swaps with an aggregate notional amount of $6.1 billion related to this program.  As of December 31, 2019, the Bank had 846 interest rate swaps with an aggregate notional amount of $5.7 billion related to this program.

At both June 30, 2020 and December 31, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.0 million. The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $106.4 million and $86.2 million as of June 30, 2020 and December 31, 2019, respectively.

The Bank's interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to derivative asset and liability. As of June 30, 2020 and December 31, 2019, the variation margin adjustments were negative adjustments of $396.7 million and $144.8 million, respectively.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. The net CVA decreased the settlement values of the Bank's net derivative assets by $24.3 million and $9.1 million as of June 30, 2020 and December 31, 2019, respectively. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The Bank's derivative assets are included in other assets, while the derivative liabilities are included in other liabilities on the condensed consolidated balance sheet. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of June 30, 2020 and December 31, 2019:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Interest rate lock commitments	$25,537	$7,056	$—	$—
Interest rate forward sales commitments	442	105	5,621	1,351
Interest rate swaps	379,488	142,787	6,977	7,001
Foreign currency derivatives	571	626	413	456
Total derivative assets and liabilities	$406,038	$150,574	$13,011	$8,808

The following table summarizes the types of derivatives and the gains (losses) recorded during the three and six months ended June 30, 2020 and 2019:

(in thousands)	Three Months Ended		Six Months Ended
Derivatives not designated as hedging instrument	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest rate lock commitments	$1,810	$(25)	$18,481	$1,391
Interest rate forward sales commitments	(9,250)	(4,681)	(40,302)	(9,408)
Interest rate swaps	(823)	(3,951)	(15,129)	(6,431)
Foreign currency derivatives	558	524	982	995
Total derivative losses	$(7,705)	$(8,133)	$(35,968)	$(13,453)

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income.

Note 8 – Earnings (Loss) Per Common Share

The following is a computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income (loss)	$52,926	$111,810	$(1,799,021)	$185,843

Weighted average number of common shares outstanding - basic	220,210	220,487	220,213	220,427
Effect of potentially dilutive common shares (1)	110	232	—	265
Weighted average number of common shares outstanding - diluted	220,320	220,719	220,213	220,692
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.24	$0.51	$(8.17)	$0.84
Diluted	$0.24	$0.51	$(8.17)	$0.84
(1)Represents the effect of the assumed exercise of stock options, vesting of non-participating restricted shares, and vesting of restricted stock units, based on the treasury stock method.

There were 994,000 and 1.2 million weighted average outstanding restricted shares that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and six months ended June 30, 2020, respectively.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended June 30, 2020
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other (2)	Consolidated
Net interest income (loss)	$182,856	$5,644	$79,641	$16,706	$(72,344)	$212,503
Provision for credit losses	75,463	2,548	3,958	5,025	91	87,085
Non-interest income	12,133	4,238	10,894	84,045	4,170	115,480
Non-interest expense	56,517	8,261	61,175	47,075	8,882	181,910
Income (loss) before income taxes	63,009	(927)	25,402	48,651	(77,147)	58,988
Provision (benefit) for income taxes (1)	3,016	(232)	2,383	12,163	(11,268)	6,062
Net income (loss)	$59,993	$(695)	$23,019	$36,488	$(65,879)	$52,926

Notable fair value adjustments included in non-interest income:
Residential mortgage servicing rights	$—	$—	$—	$(11,437)	$—	$(11,437)
Interest rate swaps	(823)	—	—	—	—	(823)
(1) The Wholesale Bank and Retail Bank do not have the standard tax rate of 25% allocated in 2020 due to the impact of the goodwill impairment on these reporting units.
(2) The Corporate & Other segment reflects the recording of the deferral of the fees and costs on loans originated during the period, and such fees and costs are reflected within net interest income and non-interest expense, respectively, upon loan origination for the Wholesale Bank, Retail Bank, Home Lending, and Wealth Management segments.

	Six Months Ended June 30, 2020
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other (2)	Consolidated
Net interest income (loss)	$293,536	$11,060	$160,689	$31,528	$(65,775)	$431,038
Provision for credit losses	177,842	4,488	11,718	11,047	75	205,170
Non-interest income	13,743	8,858	25,679	101,730	6,115	156,125
Goodwill impairment	1,033,744	—	751,192	—	—	1,784,936
Non-interest expense (excluding goodwill impairment)	112,873	16,325	125,621	84,359	20,454	359,632
(Loss) income before income taxes	(1,017,180)	(895)	(702,163)	37,852	(80,189)	(1,762,575)
Provision (benefit) for income taxes (1)	21,033	(224)	14,519	9,463	(8,345)	36,446
Net (loss) income	$(1,038,213)	$(671)	$(716,682)	$28,389	$(71,844)	$(1,799,021)

Notable fair value adjustments included in non-interest income:
Residential mortgage servicing rights	$—	$—	$—	$(42,124)	$—	$(42,124)
Interest rate swaps	(15,129)	—	—	—	—	(15,129)
(1) The Wholesale Bank and Retail Bank do not have the standard tax rate of 25% allocated in 2020 due to the impact of the goodwill impairment on these reporting units.
(2) The Corporate & Other segment reflects the recording of the deferral of the fees and costs on loans originated during the period, and such fees and costs are reflected within net interest income and non-interest expense, respectively, upon loan origination for the Wholesale Bank, Retail Bank, Home Lending, and Wealth Management segments.

	Three Months Ended June 30, 2019
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$110,883	$6,084	$86,047	$10,809	$13,339	$227,162
Provision for loan and lease losses	16,490	576	1,116	922	248	19,352
Non-interest income	14,051	4,702	15,863	9,514	77,693	121,823
Non-interest expense	55,968	9,971	66,393	32,954	15,129	180,415
Income (loss) before income taxes	52,476	239	34,401	(13,553)	75,655	149,218
Provision (benefit) for income taxes	13,119	60	8,601	(3,388)	19,016	37,408
Net income (loss)	$39,357	$179	$25,800	$(10,165)	$56,639	$111,810

Notable fair value adjustments included in non-interest income:
Residential mortgage servicing rights	$—	$—	$—	$(24,658)	$—	$(24,658)
Interest rate swaps	(3,951)	—	—	—	—	(3,951)

(in thousands)	Six Months Ended June 30, 2019
	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$219,161	$12,473	$174,495	$20,754	$37,964	$464,847
Provision for loan and lease losses	28,480	821	2,245	1,049	441	33,036
Non-interest income	22,892	9,240	31,181	20,906	83,344	167,563
Non-interest expense	110,753	18,785	129,884	61,454	31,131	352,007
Income (loss) before income taxes	102,820	2,107	73,547	(20,843)	89,736	247,367
Provision (benefit) for income taxes	25,705	527	18,387	(5,211)	22,116	61,524
Net income (loss)	$77,115	$1,580	$55,160	$(15,632)	$67,620	$185,843

Notable fair value adjustments included in non-interest income:
Residential mortgage servicing rights	$—	$—	$—	$(38,624)	$—	$(38,624)
Interest rate swaps	(6,431)	—	—	—	—	(6,431)

	June 30, 2020
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$16,700,083	$763,220	$2,178,338	$4,299,298	$5,704,309	$29,645,248
Total loans and leases	$16,345,565	$745,098	$2,076,794	$3,558,812	$(54,814)	$22,671,455
Total deposits	$5,166,647	$1,261,453	$15,570,862	$431,135	$2,414,281	$24,844,378

	December 31, 2019
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$14,864,484	$710,873	$2,293,362	$4,423,869	$6,554,221	$28,846,809
Total loans and leases	$14,581,339	$693,569	$2,209,990	$3,768,584	$(57,798)	$21,195,684
Total deposits	$4,293,384	$1,221,869	$13,717,335	$279,226	$2,969,690	$22,481,504

Note 10 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of June 30, 2020 and December 31, 2019, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

		June 30, 2020		December 31, 2019
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$2,264,274	$2,264,274	$1,362,756	$1,362,756
Equity and other investment securities	1,2	81,958	81,958	80,165	80,165
Investment securities available for sale	2	2,865,690	2,865,690	2,814,682	2,814,682
Investment securities held to maturity	3	3,143	3,969	3,260	4,263
Loans held for sale, at fair value	2	605,399	605,399	513,431	513,431
Loans and leases, net	3	22,314,710	22,865,324	21,038,055	21,274,319
Restricted equity securities	1	54,062	54,062	46,463	46,463
Residential mortgage servicing rights	3	96,356	96,356	115,010	115,010
Bank owned life insurance	1	324,873	324,873	320,611	320,611
Derivatives	2,3	406,038	406,038	150,574	150,574
Financial liabilities:
Deposits	1,2	$24,844,378	$24,888,329	$22,481,504	$22,503,916
Securities sold under agreements to repurchase	2	398,414	398,414	311,308	311,308
Borrowings	2	1,096,559	1,103,195	906,635	906,160
Junior subordinated debentures, at fair value	3	232,936	232,936	274,812	274,812
Junior subordinated debentures, at amortized cost	3	88,382	62,742	88,496	70,909
Derivatives	2	13,011	13,011	8,808	8,808

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$70,487	$53,151	$17,336	$—
Equity securities held in rabbi trusts	11,392	11,392	—	—
Other investments securities (1)	79	—	79	—
Investment securities available for sale
U.S. Treasury and agencies	754,304	—	754,304	—
Obligations of states and political subdivisions	264,661	—	264,661	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,846,725	—	1,846,725	—
Loans held for sale, at fair value	605,399	—	605,399	—
Residential mortgage servicing rights, at fair value	96,356	—	—	96,356
Derivatives
Interest rate lock commitments	25,537	—	—	25,537
Interest rate forward sales commitments	442	—	442	—
Interest rate swaps	379,488	—	379,488	—
Foreign currency derivative	571	—	571	—
Total assets measured at fair value	$4,055,441	$64,543	$3,869,005	$121,893
Financial liabilities:
Junior subordinated debentures, at fair value	$232,936	$—	$—	$232,936
Derivatives
Interest rate forward sales commitments	5,621	—	5,621	—
Interest rate swaps	6,977	—	6,977	—
Foreign currency derivative	413	—	413	—
Total liabilities measured at fair value	$245,947	$—	$13,011	$232,936

(1) Other investment securities includes securities held by Umpqua Investments as trading debt securities.

(in thousands)	December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$67,133	$52,096	$15,037	$—
Equity securities held in rabbi trusts	12,147	12,147	—	—
Other investments securities (1)	885	—	885	—
Investment securities available for sale
U.S. Treasury and agencies	643,604	—	643,604	—
Obligations of states and political subdivisions	261,094	—	261,094	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,909,984	—	1,909,984	—
Loans held for sale, at fair value	513,431	—	513,431	—
Residential mortgage servicing rights, at fair value	115,010	—	—	115,010
Derivatives
Interest rate lock commitments	7,056	—	—	7,056
Interest rate forward sales commitments	105	—	105	—
Interest rate swaps	142,787	—	142,787	—
Foreign currency derivative	626	—	626	—
Total assets measured at fair value	$3,673,862	$64,243	$3,487,553	$122,066
Financial liabilities:
Junior subordinated debentures, at fair value	$274,812	$—	$—	$274,812
Derivatives
Interest rate forward sales commitments	1,351	—	1,351	—
Interest rate swaps	7,001	—	7,001	—
Foreign currency derivative	456	—	456	—
Total liabilities measured at fair value	$283,620	$—	$8,808	$274,812

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2020, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2020:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Residential mortgage servicing rights	$96,356	Discounted cash flow
			Constant prepayment rate	9.09 - 65.51%	15.95%
			Discount rate	9.50 - 12.50%	9.82%
Interest rate lock commitments	$25,537	Internal pricing model
			Pull-through rate	52.81 - 100.00%	85.09%
Junior subordinated debentures	$232,936	Discounted cash flow
			Credit spread	5.05 - 5.93%	5.40%

Generally, increases in the constant prepayment rate or the discount rate utilized in the fair value measurement of the residential mortgage servicing rights will result in a decrease in fair value. Conversely, decreases in the constant prepayment rate or the discount rate will result in an increase in fair value.

An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in positive fair value adjustments (and an increase in the fair value measurement). Conversely, a decrease in the pull-through rate will result in a negative fair value adjustment (and a decrease in the fair value measurement).

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the decrease in the estimated fair value.  Future contractions in the instrument-specific credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of June 30, 2020, or the passage of time, will result in an increase in the estimated fair value.  Generally, an increase in the credit risk adjusted spread and/or the forward swap interest rate curve will result in a decrease in the estimated fair value. Conversely, a decrease in the credit risk adjusted spread and/or the forward swap interest rate curve will result in an increase in the estimated fair value.

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning Balance	$94,346	$23,727	$195,521	$158,946	$8,174	$294,121
Change included in earnings	(11,437)	2,529	3,083	(24,658)	1,302	4,685
Change in fair values included in comprehensive income/loss	—	—	37,450	—	—	(17,240)
Purchases and issuances	13,447	48,007	—	5,492	6,892	—
Sales and settlements	—	(48,726)	(3,118)	—	(8,219)	(4,538)
Ending Balance	$96,356	$25,537	$232,936	$139,780	$8,149	$277,028
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$(6,395)	$25,537	$3,083	$(17,753)	$8,149	$4,685
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$37,450	$—	$—	$(17,240)

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning Balance	$115,010	$7,056	$274,812	$169,025	$6,757	$300,870
Change included in earnings	(42,124)	7,223	6,973	(38,624)	2,999	9,457
Change in fair values included in comprehensive income/loss	—	—	(41,412)	—	—	(23,804)
Purchases and issuances	23,470	75,008	—	9,379	12,291	—
Sales and settlements	—	(63,750)	(7,437)	—	(13,898)	(9,495)
Ending Balance	$96,356	$25,537	$232,936	$139,780	$8,149	$277,028
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$(31,753)	$25,537	$6,973	$(25,288)	$8,149	$9,457
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$(41,412)	$—	$—	$(23,804)

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

The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, the unrealized losses on fair value of junior subordinated debentures of $37.5 million and unrealized gains of $41.4 million, respectively, for the three and six months ended June 30, 2020, are recorded net of tax as an other comprehensive loss of $27.8 million and other comprehensive income of $30.8 million, respectively. Comparatively, unrealized gains of $17.2 million and $23.8 million, respectively, were recorded net of tax as an other comprehensive income of $12.8 million and $17.7 million for the three and six months ended June 30, 2019. The gain recorded for the six months ended June 30, 2020 is due mostly to an overall increase in the discount rates due to an increase in the credit spread, in addition to the implied forward curve shifting lower. The loss recorded for the three months ended June 30, 2020 was due primarily to a decrease in the credit spread which resulted in a lower discount rate and a higher fair value.

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

	June 30, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$8,785	$—	$—	$8,785
Goodwill (Wholesale Bank and Retail Bank)	—	—	—	—
Other real estate owned	128	—	—	128
Total assets measured at fair value on a nonrecurring basis	$8,913	$—	$—	$8,913

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$18,134	$—	$—	$18,134
Other real estate owned	2,079	—	—	2,079
Total assets measured at fair value on a nonrecurring basis	$20,213	$—	$—	$20,213

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Loans and leases	$16,497	$15,136	$38,539	$30,632
Goodwill impairment (Wholesale Bank and Retail Bank)	—	—	1,784,936	—
Other real estate owned	30	2,675	147	2,734
Total loss from nonrecurring measurements	$16,527	$17,811	$1,823,622	$33,366

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

The loans and leases amounts above represent collateral dependent loans and leases that have been adjusted to fair value.  When a loan or lease is identified as collateral dependent, the Bank measures the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan or lease, the fair value of collateral is generally estimated by obtaining external appraisals, but in some cases, the value of the collateral may be estimated as having little to no value. If it is determined that the value of the collateral dependent loan or lease is less than its recorded investment, the Bank recognizes this impairment and adjusts the carrying value of the loan or lease to fair value through the allowance for credit losses.  The loss represents charge-offs on collateral dependent loans and leases for fair value adjustments based on the fair value of collateral.

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$595,725	$564,705	$31,020	$513,431	$496,683	$16,748

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three and six months ended June 30, 2020, the Company recorded a net increase in fair value of $6.2 million and $14.3 million, respectively. For the three and six months ended June 30, 2019, the Company recorded a net increase in fair value of $4.9 million and $7.7 million, respectively.

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

Note 11 – Goodwill

At June 30, 2020, goodwill totaled $2.7 million, after a goodwill impairment of $1.8 billion was taken as of March 31, 2020, as compared to goodwill of $1.8 billion at December 31, 2019. Goodwill is required to be allocated to reporting units, which the Company has determined to be the same as its operating segments.

The following table summarizes the change in the Company's goodwill for the six months ended June 30, 2020:

	Goodwill
(in thousands)	Gross	Accumulated Impairment	Total
Balance, December 31, 2019	$1,900,727	$(113,076)	$1,787,651
Goodwill impairment	—	(1,784,936)	(1,784,936)
Balance, June 30, 2020	$1,900,727	$(1,898,012)	$2,715

As of June 30, 2020 and December 31, 2019, goodwill was allocated to the reporting units as follows:

	Goodwill
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Total
Allocated goodwill, December 31, 2019	$1,033,744	$2,715	$751,192	$1,787,651
Goodwill impairment	(1,033,744)	—	(751,192)	(1,784,936)
Allocated goodwill, June 30, 2020	$—	$2,715	$—	$2,715

The Company updated its goodwill assessment for the Wholesale Bank and Retail Bank reporting units as of March 31, 2020, due to events and circumstances indicating potential impairment. Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. A goodwill impairment is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

The Company assessed qualitative factors that indicated that it was more likely than not that goodwill was impaired as of March 31, 2020. Based on that assessment, the Company determined that for the Wholesale Bank and Retail Bank reporting units, the qualitative analysis determined that there were negative indicators that would require a quantitative assessment of goodwill due to the decline in the current economic environment, specifically interest rates and the Company's stock price, as well as decreasing cash flow projections for these reporting units based on the low interest rate environment and potentially higher credit losses.

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

Upon completing the quantitative impairment analysis as of March 31, 2020, the Company recorded a goodwill impairment of $1.8 billion, which represented the entire amount of goodwill allocated to the Wholesale Bank and Retail Bank reporting units. The remaining goodwill of $2.7 million after the impairment relates to the Wealth Management reporting unit. As of June 30, 2020, the Company updated its goodwill impairment analysis for the Wealth Management reporting unit by assessing qualitative factors to determine whether the existence of events and circumstances indicated that it is more likely than not that goodwill is impaired. Based upon that assessment, the Company determined that there were no additional factors indicating impairment and no further testing was determined to be necessary as of June 30, 2020.

Note 12 - Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states and in Canada. As of June 30, 2020, the Company has a net deferred tax liability of $21.4 million, which includes $2.0 million of state net operating loss ("NOL") carry-forwards, expiring in tax years 2029-2031. The Company believes that it is more likely than not that the benefit from only certain state NOL carry-forwards will not be realized and therefore has provided a valuation allowance of $1.1 million against the deferred tax assets relating to these NOL carry-forwards. The Company had gross unrecognized tax benefits of $4.3 million as of June 30, 2020. If recognized, the unrecognized tax benefit would reduce the 2020 annual effective tax rate by 0.25%.

The Company's consolidated effective tax rate as a percentage of pre-tax income (loss) for the three and six months ended June 30, 2020 was 10.3% and (2.1)%, respectively, as compared to 25.1% and 24.9% for the three and six months ended June 30, 2019. The effective tax rate decreased from the prior year primarily due to the impairment of non-deductible goodwill during the six months ended June 30, 2020. Additionally, the effective tax rates differed from the statutory rate principally because of state taxes, non-taxable income arising from bank owned life insurance, income on tax-exempt investment securities, non-deductible FDIC premiums and tax credits arising from low-income housing investments.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends" and "forecast," and words or phrases of similar meaning. We make forward-looking statements about the projected impact on our business operations of the COVID-19 global pandemic; the results and performance of models and economic forecasts used in our calculation of the ACL; projected sources of funds and the Company's liquidity position; our securities portfolio; loan sales; adequacy of our allowance for credit losses, including the reserve for unfunded commitments; provision for credit losses; non-performing loans and future losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; PPP forgiveness and SBA fees; the economic environment; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including mortgage servicing rights values and sensitivity analyses; tax rates; and the effect of accounting pronouncements and changes in accounting methodology. Risks that could cause results to differ from forward-looking statements we make are set forth in our filings with the SEC and include, without limitation: current and future economic and market conditions, including the effects of declines in housing and commercial real estate prices, high unemployment rates, and any slowdown in economic growth particularly in the western United States; the effect of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions; economic forecast variables that are either materially worse or better than end of quarter projections and deterioration in the economy that exceeds current consensus estimates; our ability to effectively manage problem credits; our ability to successfully implement efficiency and operational excellence initiatives; our ability to successfully develop and market new products and technology; and changes in laws or regulations. We also caution that the amount and timing of any future common stock dividends or repurchases will depend on the earnings, cash requirements and financial condition of the Company, market conditions, capital requirements, applicable law and regulations (including federal securities laws and state and federal banking laws and regulations), and other factors deemed relevant by the Company's Board of Directors, and will be subject to regulatory approval or conditions. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. The COVID-19 coronavirus pandemic, including the governmental reaction to COVID-19 and the economic impacts, may materially impact our business, liquidity and financial position, results of operations, and stock price, as more fully described in Part II Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:
•the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements, caused by the COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its influence on the economy and financial markets, the effectiveness of our work from home arrangements and staffing levels in operational facilities, challenges associated with our return to office plans such as maintaining a safe office environment and integrating at-home and in-office staff, the impact of market participants on which we rely and actions taken by governmental authorities and other third parties in response to the pandemic and the impact of lower equity market valuations on our service and management fee revenue;
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
•prolonged low interest rate environment;
•continued compression of our net interest margin;
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

Executive Overview

Recent Developments – COVID 19

We expect that the COVID-19 coronavirus pandemic and the related governmental reaction will continue to negatively impact our business including our results of operations and stock price among other negative impacts. These risks to our business are more fully described in Part II, item 1A "Risk Factors" of this Quarterly Report on Form 10-Q. We are closely monitoring the impact of COVID-19 on all aspects of our business.

At this time, while we have identified risks discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q, we are unable to predict the extent and magnitude of the negative impact on our business of the COVID-19 coronavirus pandemic and related governmental reaction due to numerous uncertainties. To limit the impact of COVID-19 on our business operations, we have modified our operations to comply with multiple state-level proclamations and Centers for Disease Control and Prevention ("CDC") guidance and best practices by restricting travel, maintaining remote work programs for associates, restricting lobby access to stores and instructing customers to bank by appointment, online, or via our app, increasing cleaning scope and frequency, and deploying resources for new programs such as the Payroll Protection Program ("PPP"). We have also addressed other customer needs during the pandemic by continuing to offer our Umpqua Go-To® application which offers customers and associates a safe and effective way to conduct banking, payment deferrals, forbearances, and fee waivers, and active participation in federal relief programs including the CARES Act and Economic Injury Disaster Loan program.

We have been an active participant in the PPP which has allowed us to originate SBA loans designated to help businesses maintain their workforce and cover other working capital needs during the COVID-19 pandemic by funding approximately 15,000 loans, totaling $2.0 billion in loans as of June 30, 2020.

We increased our community support by announcing $3.0 million in grants and investments to organizations providing COVID-19 community relief and small business microloans, activating an associate 3:1 giving match to donations, and initiating virtual volunteerism opportunities. We enhanced associate benefits by introducing supplemental front line associate pay, providing a pandemic pay bank for associates needing additional paid time off due to COVID-19 impacts, and implementing flexible work rotations and remote work for higher-risk associates.

While we do not know and cannot quantify all of the specific impacts, the extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic; actions taken by governmental authorities and other third parties in response to the pandemic; the effect on our customers, counterparties, employees and third party service providers; and the effect on the economy and markets.

Due to the COVID-19 global pandemic, the Umpqua Go-To® application's message volumes have increased as the app provides customers and bankers with a socially-distant way to conduct transactions, initiate applicable COVID-19 relief, and get answers to critical questions. During this difficult time, we continue to focus on operational excellence and on the well-being of our customers, associates, and communities.

The following is a discussion of our results for the three and six months ended June 30, 2020 as compared to the applicable prior periods.

Financial Performance

•Net income per diluted common share was $0.24 and net loss per diluted common share was $8.17 for the three and six months ended June 30, 2020, respectively, as compared to net income per diluted common share of $0.51 and $0.84 for the three and six months ended June 30, 2019.  The significant decline relates to the impact of goodwill impairment, provision for credit losses, as well as interest margin compression due to reductions in interest rates.

•As of March 31, 2020, the Company recorded a goodwill impairment of $1.8 billion. An interim impairment analysis was completed, due to the decline in the economic environment, specifically the impact of significant decreases in interest rates, declines in the Company's stock price, as well as potentially higher credit losses. The non-cash goodwill impairment recorded does not impact tangible equity or our regulatory capital ratios. There was no further goodwill impairment indicated as of June 30, 2020.

•Net interest margin, on a tax equivalent basis, was 3.09% and 3.25% for the three and six months ended June 30, 2020, respectively, as compared to 3.70% and 3.86% for the three and six months ended June 30, 2019.  The decrease in net interest margin for the three and six months ended June 30, 2020, compared to the same periods in the prior year, was driven by lower yields on interest-earning assets offset by higher volume, due to the interest rate cuts that the Federal Reserve instituted as a response to the COVID-19 global pandemic. The decrease was partially offset by a reduction in the cost of interest-bearing liabilities from the management of the mix and rates of our funding sources.

•Residential mortgage banking revenue was $83.9 million and $101.4 million for the three and six months ended June 30, 2020, respectively, as compared to $9.5 million and $20.8 million for the three and six months ended June 30, 2019.  The increase in residential mortgage banking revenue for the three and six months ended June 30, 2020 was primarily driven by an increase in originations in 2020 due to elevated refinance demand because of lower interest rates and constrained industry capacity. This resulted in increases in the income from the origination and sale of residential mortgages of $63.6 million and $88.6 million, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year. This was offset by higher origination expense and by losses on the fair value of the MSR asset due to increases in the prepayment speeds. For-sale mortgage closed loan volume increased by 162% and 151% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year. In addition, the gain on sale margin increased to 4.75% and 4.24%, for the three and six months ended June 30, 2020, respectively, as compared to 3.32% and 3.17% in the same periods of the prior year.

•Total gross loans and leases were $22.7 billion as of June 30, 2020, an increase of $1.5 billion, as compared to December 31, 2019.  The increase in total loans is primarily due to the production of approximately 15,000 PPP loans totaling $1.9 billion, net of deferred fees and costs, during the second quarter of 2020. Excluding PPP loan production, loan balances declined due to reduced economic activity in the current environment.

•Total deposits were $24.8 billion as of June 30, 2020, an increase of $2.4 billion, compared to December 31, 2019.  This increase was due to growth in non-interest bearing demand deposits, which is attributable to an increase in commercial customers' non-interest bearing accounts to increase their liquidity position and personal customers decreasing discretionary spending. This increase is partially offset by decreases in time deposits.

•Total consolidated assets were $29.6 billion as of June 30, 2020, compared to $28.8 billion at December 31, 2019. The increase was mainly due to the increase in loans due to PPP loan production and an increase in on-balance sheet liquidity, offset by the goodwill impairment recorded in the first quarter of 2020 and an increase in the allowance for credit losses.

•The Company participates in the PPP, offering loans to both customers and non-customers throughout our footprint. As of the June 30, 2020, the Company had processed approximately 15,000 PPP loans and funded $2.0 billion in PPP loans, with an average loan size of $125,000. The PPP loans will increase loan balances temporarily as PPP specific loan balances will decline as customers complete the applicable loan forgiveness process through the Company and the Small Business Administration ("SBA"). The Company funded the PPP loans with strong customer deposit growth during the quarter.

Credit Quality

•Non-performing assets increased to $74.8 million, or 0.25% of total assets, as of June 30, 2020, as compared to $67.5 million, or 0.23% of total assets, as of December 31, 2019. Non-performing loans and leases were $72.2 million, or 0.32% of total loans and leases, as of June 30, 2020, as compared to $64.2 million, or 0.30% of total loans and leases, as of December 31, 2019.

•The allowance for credit losses on loans and leases was $356.7 million, as of June 30, 2020, an increase of $199.1 million, as compared to December 31, 2019. The reserve for unfunded commitments was $26.4 million, as of June 30, 2020, an increase of $21.3 million, as compared to December 31, 2019. The significant increases in the allowances for credit losses are due to the economic forecasts anticipating a continued economic downturn as a result of the COVID-19 coronavirus pandemic, as well as the implementation of CECL. The initial adjustment to the allowance for credit losses, which includes the allowance for credit losses on loans and leases and the reserve for unfunded commitments, was $53.2 million, to record the adoption of CECL as of January 1, 2020.

•The provision for credit losses was $87.1 million and $205.2 million, respectively, for the three and six months ended June 30, 2020, as compared to $19.6 million and $33.4 million, respectively, for the three and six months ended June 30, 2019. The increase for the three and six months ended June 30, 2020, compared to the same period of the prior year, was attributable to the economic forecasts influenced by the COVID-19 global pandemic used in the CECL calculation of the allowance for credit losses. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three and six months ended June 30, 2020 was 1.56% and 1.89%, respectively, as compared to 0.38% and 0.33% for the same periods in 2019.

Liquidity
•Total cash and cash equivalents was $2.3 billion as of June 30, 2020, an increase of $901.5 million from December 31, 2019. The increase in cash and cash equivalents reflects the Bank's current liquidity strategy to have an elevated on-balance sheet liquidity position to further enhance flexibility due to the increased market volatility and uncertainty as a result of the COVID-19 pandemic.

Capital and Growth Initiatives

•The Company's total risk based capital ratio was 14.5% and its Tier 1 common to risk weighted assets ratio was 11.2% as of June 30, 2020. As of December 31, 2019, the Company's total risk based capital ratio was 14.0% and its Tier 1 common to risk weighted assets ratio was 11.2%.

•The Company announced the shift in timing of a dividend declaration date from historical intra-quarter announcements to after quarterly earnings are finalized and applicable regulatory approval processes are complete. Accordingly, there were no dividends declared during the three months ended June 30, 2020.

Summary of Critical Accounting Policies

Our critical accounting policies are described in detail in the Summary of Critical Accounting Policies section of the Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. As of January 1, 2020, the Company implemented CECL, and due to the significance of the implementation, the following Allowance for Credit Losses Policy has been updated from the policies disclosed in our prior year financial statements. The Company's critical accounting policies also include residential mortgage servicing rights, valuation of goodwill, and fair value. There have been no other material changes to the valuation techniques or models during the six months ended June 30, 2020.

Allowance for Credit Losses Policy

The Bank has established an ACL Committee, which is responsible for, among other things, regularly reviewing the ACL methodology, including allowance levels and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The Company's Audit and Compliance Committee provides board oversight of the ACL process and reviews and approves the ACL methodology on a quarterly basis.

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

The Company considers various qualitative factors when determining the overall adequacy of the ACL, including changes within the portfolio, changes to Bank policies and processes, as well as external factors, which may result in qualitative overlays to the model results. Loss factors from the models, prepayment speeds, and qualitative factors are input into the Company's CECL accounting application which aggregates the information. The Company then uses two methods to calculate the current expected credit loss: 1) the discounted cash flow method, which is used for all loans except lines of credit and 2) the non-discounted cash flow method which is used for lines of credit due to the difficulty of calculating an effective interest rate when lines of credit have not yet been drawn on.

The reserve for unfunded commitments is established to absorb inherent losses associated with our commitment to lend funds, such as with a letter or line of credit. The adequacy of the ACL and RUC are monitored on a regular basis and are based on management's evaluation of numerous factors, including: the CECL model outputs; quality of the current loan portfolio; the trend in the loan portfolio's risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information.

Management believes that the ACL was adequate as of June 30, 2020. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could result in additional provision for loan and lease losses in future periods.

Results of Operations

Overview

For the three months ended June 30, 2020, net income was $52.9 million or $0.24 per diluted common share, and for the six months ended the net loss was $1.8 billion or $(8.17) per diluted common share, which compares to net income of $111.8 million or $0.51 per diluted common share and $185.8 million or $0.84 per diluted common share for the three and six months ended June 30, 2019, respectively.

The decrease in net income for the three months ended June 30, 2020, compared to the same period of the prior year is attributable to the increase in the provision for credit losses, a decrease in net interest income and a decrease in gain on equity securities, offset partially by an increase in residential mortgage banking revenue during the period. The increase in the provision for credit losses is due to the COVID-19 global pandemic influenced economic forecast used in the calculation of the allowance for credit losses using CECL. The decrease in net interest income was driven by lower average yields on interest-earning assets as rates continued to decline, partially offset by a lower cost of interest-bearing liabilities. The change in non-interest income during the comparable periods relates to a one-time gain on the sale of Visa Inc. Class B common stock in 2019, offset by an increase in mortgage banking revenue due to an increase in originations during the periods from elevated refinance demand because of lower interest rates and constrained industry capacity.

The decrease in net income for the six months ended June 30, 2020, compared to the same period of the prior year is primarily attributable to the goodwill impairment of $1.8 billion due to an interim impairment analysis completed as of March 31, 2020, triggered by the deterioration in the economic environment, resulting from the COVID-19 pandemic, specifically the reduction in interest rates, the increase in projected credit losses, and the decline in the Company's stock price. The remaining changes are consistent with the discussion of the three months ended June 30, 2020 above.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three and six months ended June 30, 2020 and 2019. For each period presented, the table includes the calculated ratios based on reported net income. Our return on average common shareholders' equity is negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Return on average assets	0.73%	1.62%	(12.49)%	1.37%
Return on average common shareholders' equity	8.46%	10.80%	(106.99)%	9.09%
Return on average tangible common shareholders' equity	8.53%	19.14%	(145.65)%	16.21%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$2,514,754	$4,153,175	$3,381,417	$4,122,346
Less: average goodwill and other intangible assets, net	(19,253)	(1,809,583)	(897,551)	(1,810,291)
Average tangible common shareholders' equity	$2,495,501	$2,343,592	$2,483,866	$2,312,055

The average goodwill and other intangible assets for the six months ended June 30, 2020, reflects that a goodwill impairment charge was taken at the end of the first quarter. In future periods, this average will reflect that the majority of goodwill has been written-off.

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019
Total shareholders' equity	$2,538,339	$4,313,915
Subtract:
Goodwill	2,715	1,787,651
Other intangible assets, net	15,853	18,346
Tangible common shareholders' equity	$2,519,771	$2,507,918
Total assets	$29,645,248	$28,846,809
Subtract:
Goodwill	2,715	1,787,651
Other intangible assets, net	15,853	18,346
Tangible assets	$29,626,680	$27,040,812
Tangible common equity ratio	8.51%	9.27%

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

Net Interest Income

Net interest income for the three and six months ended June 30, 2020 was $212.5 million and $431.0 million, respectively, a decrease of $14.7 million and $33.8 million, respectively, compared to the same periods in 2019. The decrease in net interest income for the three and six months ended June 30, 2020 as compared to the same periods in 2019, was driven by lower yields on interest-earning assets offset by higher volume, due to the interest rate cuts that the Federal Reserve instituted as a response to the COVID-19 global pandemic, in addition to rate decreases in the second half of 2019. The decrease was partially offset by a lower cost of interest-bearing liabilities due to the decline in higher-cost deposits. In addition, the Bank is actively reducing deposit exception pricing to reduce the cost of deposits.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.09% and 3.25% for the three and six months ended June 30, 2020, respectively, as compared to 3.70% and 3.86% for the same periods in 2019. The decrease in net interest margin for the three and six months ended June 30, 2020, primarily resulted from a decrease in the average yields on interest-earning assets, partially offset by the decline in the cost of interest-bearing liabilities and loan and lease growth. In March 2020, in response to the COVID-19 pandemic, the Federal Open Market Committee ("FOMC") of the Federal Reserve System, lowered the target range for the federal funds rate 150 basis points to a range of 0.00% to 0.25%. The FOMC expects to maintain this target until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals. Key interest rate declines experienced year to date have negatively impacted the Company's net interest margin.

The yield on loans and leases decreased by 96 and 74 basis points, respectively, for the three and six months ended June 30, 2020, as compared to the same period in 2019, primarily attributable to the decrease in short and long-term interest rates. The cost of interest-bearing liabilities decreased 53 and 27 basis points, respectively, for the three and six months ended June 30, 2020, as compared to the same period in 2019, also due to the decrease in interest rates, as well as the increase in non-interest bearing deposits.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The Company continues to be "asset-sensitive." As interest rates have declined, the decrease in yields on earning assets has compressed the net interest margin, even as earning liabilities reprice downward. Further rate changes will continue to have an impact on our net interest margin. In addition, the increase in average loans and leases in the current period is due to PPP loans, which are expected to be short-term in nature due to SBA forgiveness of these loans, which could cause future net interest margin to decline as loan and lease balances decline.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30, 2020			June 30, 2019
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$577,773	$5,443	3.77%	$264,445	$3,326	5.03%
Loans and leases (1)	22,428,142	229,731	4.11%	20,605,963	260,784	5.07%
Taxable securities	2,777,154	9,583	1.38%	2,683,472	10,861	1.62%
Non-taxable securities (2)	235,934	1,868	3.17%	271,633	2,325	3.42%
Temporary investments and interest-bearing cash	1,563,753	403	0.10%	783,703	4,708	2.41%
Total interest-earning assets	27,582,756	247,028	3.59%	24,609,216	282,004	4.59%
Other assets	1,484,019			3,100,094
Total assets	$29,066,775			$27,709,310
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,649,331	$1,148	0.17%	$2,332,535	$2,798	0.48%
Money market deposits	7,275,041	4,037	0.22%	6,747,290	15,351	0.91%
Savings deposits	1,628,276	198	0.05%	1,454,908	410	0.11%
Time deposits	4,250,947	20,839	1.97%	4,534,465	25,032	2.21%
Total interest-bearing deposits	15,803,595	26,222	0.67%	15,069,198	43,591	1.16%
Repurchase agreements and federal funds purchased	375,098	194	0.21%	292,057	403	0.55%
Borrowings	1,163,065	3,839	1.33%	903,164	4,563	2.03%
Junior subordinated debentures	284,130	3,922	5.55%	382,530	5,881	6.17%
Total interest-bearing liabilities	17,625,888	34,177	0.78%	16,646,949	54,438	1.31%
Non-interest-bearing deposits	8,484,684			6,556,090
Other liabilities	441,449			353,096
Total liabilities	26,552,021			23,556,135
Common equity	2,514,754			4,153,175
Total liabilities and shareholders' equity	$29,066,775			$27,709,310
NET INTEREST INCOME		$212,851			$227,566
NET INTEREST SPREAD			2.81%			3.28%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.09%			3.70%
(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $348,000 for the three months ended June 30, 2020, as compared to $404,000 for the same period in 2019.

(dollars in thousands)	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$492,577	$9,707	3.94%	$226,263	$6,116	5.41%
Loans and leases (1)	21,815,966	471,460	4.33%	20,498,075	516,741	5.07%
Taxable securities	2,768,853	26,866	1.94%	2,720,353	31,334	2.30%
Non-taxable securities (2)	238,505	3,763	3.15%	279,456	4,905	3.51%
Temporary investments and interest bearing cash	1,325,627	3,734	0.56%	470,266	5,633	2.42%
Total interest-earning assets	26,641,528	$515,530	3.88%	24,194,413	$564,729	4.69%
Other assets	2,314,860			3,068,532
Total assets	$28,956,388			$27,262,945
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,560,935	$4,691	0.37%	$2,326,162	$5,438	0.47%
Money market deposits	7,191,796	15,796	0.44%	6,570,488	26,368	0.81%
Savings deposits	1,557,118	439	0.06%	1,471,626	680	0.09%
Time deposits	4,439,902	45,586	2.06%	4,320,599	45,199	2.11%
Total interest-bearing deposits	15,749,751	66,512	0.85%	14,688,875	77,685	1.07%
Repurchase agreements and federal funds purchased	356,550	589	0.33%	331,477	1,213	0.74%
Borrowings	1,035,553	7,885	1.53%	848,783	8,246	1.96%
Junior subordinated debentures	322,842	8,825	5.49%	385,798	11,868	6.20%
Total interest-bearing liabilities	17,464,696	$83,811	0.96%	16,254,933	$99,012	1.23%
Non-interest-bearing deposits	7,687,002			6,530,992
Other liabilities	423,273			354,674
Total liabilities	25,574,971			23,140,599
Common equity	3,381,417			4,122,346
Total liabilities and shareholders' equity	$28,956,388			$27,262,945
NET INTEREST INCOME		$431,719			$465,717
NET INTEREST SPREAD			2.92%			3.46%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.25%			3.86%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $681,000 for the six months ended June 30, 2020, as compared to $870,000 for the same period in 2019.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and six months ended June 30, 2020 as compared to the same periods in 2019. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended June 30,
	2020 compared to 2019
	Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$3,120	$(1,003)	$2,117
Loans and leases	21,539	(52,592)	(31,053)
Taxable securities	367	(1,645)	(1,278)
Non-taxable securities (1)	(291)	(166)	(457)
Temporary investments and interest bearing cash	2,400	(6,705)	(4,305)
Total interest-earning assets (1)	27,135	(62,111)	(34,976)
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	337	(1,987)	(1,650)
Money market deposits	1,114	(12,428)	(11,314)
Savings deposits	44	(256)	(212)
Time deposits	(1,523)	(2,670)	(4,193)
Repurchase agreements	92	(301)	(209)
Borrowings	1,103	(1,827)	(724)
Junior subordinated debentures	(1,410)	(549)	(1,959)
Total interest-bearing liabilities	(243)	(20,018)	(20,261)
Net increase (decrease) in net interest income (1)	$27,378	$(42,093)	$(14,715)
(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

	Six Months Ended June 30,
	2020 compared to 2019
	Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$5,591	$(2,000)	$3,591
Loans and leases	31,885	(77,166)	(45,281)
Taxable securities	542	(5,010)	(4,468)
Non-taxable securities (1)	(675)	(467)	(1,142)
Temporary investments and interest bearing cash	4,744	(6,643)	(1,899)
Total (1)	42,087	(91,286)	(49,199)
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	520	(1,267)	(747)
Money market	2,316	(12,888)	(10,572)
Savings	38	(279)	(241)
Time deposits	1,317	(930)	387
Repurchase agreements	(136)	(488)	(624)
Borrowings	1,627	(1,988)	(361)
Junior subordinated debentures	(1,787)	(1,256)	(3,043)
Total interest-bearing liabilities	3,895	(19,096)	(15,201)
Net increase in net interest income (1)	$38,192	$(72,190)	$(33,998)

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

Provision for Credit Losses

The provision for credit losses was $87.1 million and $205.2 million for the three and six months ended June 30, 2020, as compared to $19.6 million and $33.4 million (which includes both the provision for loan and lease losses and the provision for the reserve for unfunded commitments) for the three and six months ended June 30, 2019. The change in the provision for the three and six months ended June 30, 2020 as compared to the same prior year periods is primarily attributable to CECL as well as the economic forecasts related to the COVID-19 global pandemic. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three and six months ended June 30, 2020 was 1.56% and 1.89%, respectively, as compared to 0.38% and 0.33% for the same period in 2019.

For the three and six months ended June 30, 2020, net charge-offs were $16.2 million and $37.9 million, respectively, as compared to $13.2 million and $26.8 million, respectively, for the three and six months ended June 30, 2019. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three and six months ended June 30, 2020 were 0.29% and 0.35%, respectively, as compared to 0.26% for both the three and six months ended June 30, 2019. The increase in net charge-offs for the six months ended June 30, 2020, was primarily due to a single charge-off on a syndicated national credit to a regional air transportation lessor whose financial conditions and prospects were adversely impacted by COVID-19 in the first quarter of 2020.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. Therefore, the non-accrual loans of $32.4 million as of June 30, 2020 have a related allowance for credit losses of $7.1 million, with the remaining loans written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three and six months ended June 30, 2020 was $115.5 million and $156.1 million, respectively, a decrease of $6.3 million and $11.4 million or 5% and 7%, respectively, as compared to the same periods in 2019. The following table presents the key components of non-interest income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2020	2019	Change Amount	Change Percent	2020	2019	Change Amount	Change Percent
Service charges on deposits	$11,831	$15,953	$(4,122)	(26)%	$27,469	$31,231	$(3,762)	(12)%
Brokerage revenue	3,805	3,980	(175)	(4)%	7,820	7,790	30	—%
Residential mortgage banking revenue, net	83,877	9,529	74,348	780%	101,417	20,760	80,657	389%
Gain (loss) on sale of debt securities, net	323	(7,186)	7,509	(104)%	190	(7,186)	7,376	(103)%
Gain on equity securities, net	240	82,607	(82,367)	(100)%	1,054	83,302	(82,248)	(99)%
Gain on loan and lease sales, net	1,074	3,333	(2,259)	(68)%	2,241	4,102	(1,861)	(45)%
BOLI income	2,116	2,093	23	1%	4,245	4,261	(16)	—%
Other income	12,214	11,514	700	6%	11,689	23,303	(11,614)	(50)%
Total non-interest income	$115,480	$121,823	$(6,343)	(5)%	$156,125	$167,563	$(11,438)	(7)%
Service charges on deposits decreased by $4.1 million and $3.8 million for the three and six months ended June 30, 2020 compared to the same periods in the prior year. The decrease is primarily related to a change in customers' spending habits as a result of the COVID-19 pandemic: overdraft and interchange fees have decreased as customers are keeping more funds liquid and reduced transaction volume. Also, we are addressing customer needs by waiving certain ATM fees and deposit account related fees as needed.

Residential mortgage banking revenue for the three and six months ended June 30, 2020, as compared to the same periods of 2019, increased by $74.3 million and $80.7 million, respectively. The increase for the three and six month periods was primarily driven by an increase in originations in 2020 due to elevated refinance demand because of lower interest rates and constrained industry capacity, which resulted in an increase in revenue related to originations and sale of residential mortgages of $63.6 million and $88.6 million, respectively, as compared to prior periods. This was offset by higher origination expenses and a higher loss on fair value of $42.1 million for the six months ended June 30, 2020, as compared to $38.6 million in the prior period. For the three months ended June 30, 2020, a lower loss on fair value of the MSR asset of $11.4 million was recorded, as compared to a loss on fair value of $24.7 million for the same period in 2019. For-sale mortgage closed loan volume increased 162% or $1.1 billion and 151% or $1.8 billion, respectively, for the three and six months ended June 30, 2020, as compared to prior periods. In addition, the gain on sale margin increased to 4.75% and 4.24%, respectively, for the three and six months ended June 30, 2020, as compared to 3.32% and 3.17% in the same periods of the prior year.

Origination volume is generally linked to the level of interest rates. If rates fall, origination volume would be expected to be elevated relative to historical levels. If rates rise, origination volume would be expected to fall. Margins observed in the current quarter could be expected to narrow somewhat in future periods as mortgage industry capacity constraints ease and refinance demand is met. The MSR asset value is also sensitive to interest rates, and generally falls with lower rates and rises with higher rates.

Servicing income was $8.5 million and $17.4 million, respectively, for the three and six months ended June 30, 2020, as compared to $11.0 million and $21.9 million, for the same periods of 2019. Income was lower primarily due to a smaller portfolio of loans serviced for others, resulting from a sale of part of the servicing portfolio in 2019. Operating expenses associated with mortgage servicing activities are at risk of increasing in future periods due to the potential of higher default frequency as a result of the COVID-19 pandemic.

The following table presents our residential mortgage banking revenues for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Origination and sale	$86,781	$23,151	$126,128	$37,524
Servicing	8,533	11,036	17,413	21,860
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	(5,042)	(6,905)	(10,371)	(13,336)
Changes in valuation inputs or assumptions (1)	(6,395)	(17,753)	(31,753)	(25,288)
Balance, end of period	$83,877	$9,529	$101,417	$20,760
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

The loss on sale of debt securities of $7.2 million for the three and six months ended June 30, 2019 was due to a strategic restructuring of our available for sale debt securities portfolio to reduce interest rate sensitivity, which has not been repeated in the current periods.

Gain on equity securities for the three and six months ended June 30, 2019 was due to the one-time gain on sale of all of the shares of Visa Inc. Class B common stock held by the Company.

The gain on loan sales for the three and six months ended June 30, 2020 decreased by $2.3 million and $1.9 million, respectively, due to the mix and volume of loans sold during the periods.

Other income for the six months ended June 30, 2020 compared to the same period in the prior year decreased by $11.6 million. The decrease was primarily related to a loss on the swap derivative fair value of $15.1 million attributable to the decrease in short and long-term interest rates during the period, as compared to a loss of $6.4 million in the prior year.

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2020 was $181.9 million and $2.1 billion, respectively, an increase of $1.5 million and $1.8 billion or 1% and 509%, as compared to the same periods in 2019. Excluding the goodwill impairment, non-interest expense, for the six months ended June 30, 2020, increased $7.6 million over the same period in the prior year. The following table presents the key elements of non-interest expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2020	2019	Change Amount	Change Percent	2020	2019	Change Amount	Change Percent
Salaries and employee benefits	$116,676	$104,049	$12,627	12%	$226,450	$204,707	$21,743	11%
Occupancy and equipment, net	36,171	36,032	139	—%	73,172	72,277	895	1%
Communications	2,939	3,906	(967)	(25)%	6,067	8,126	(2,059)	(25)%
Marketing	1,759	4,312	(2,553)	(59)%	4,289	7,038	(2,749)	(39)%
Services	10,356	13,227	(2,871)	(22)%	21,126	25,437	(4,311)	(17)%
FDIC assessments	3,971	2,837	1,134	40%	6,513	5,779	734	13%
Intangible amortization	1,246	1,405	(159)	(11)%	2,493	2,809	(316)	(11)%
Other expenses	8,792	14,647	(5,855)	(40)%	19,522	25,834	(6,312)	(24)%
Non-interest expense before goodwill impairment	181,910	180,415	1,495	1%	359,632	352,007	7,625	2%
Goodwill impairment	—	—	—	nm	1,784,936	—	1,784,936	nm
Total non-interest expense	$181,910	$180,415	$1,495	1%	$2,144,568	$352,007	$1,792,561	509%
nm = Not meaningful

Goodwill impairment of $1.8 billion was recorded as of March 31, 2020, due to an interim impairment analysis triggered by the decline in interest rates and economic impacts of COVID-19, as well as declines in the Company's stock price. The impairment was a result of market volatility and forecasts for a prolonged low interest rate environment, as well as estimated higher credit losses expected due to the economic downturn.

Salaries and employee benefits increased by $12.6 million and $21.7 million, respectively, for the three and six months ended June 30, 2020 as compared to the same periods in the prior year. This increase is primarily related to an increase in home lending compensation of $12.7 million and $20.8 million for the three and six months ended June 30, 2020, respectively, related to higher origination volumes during the period due to a lower interest rate environment.

Communications expense decreased by $1.0 million and $2.1 million for the three and six months ended June 30, 2020, respectively, due to a decrease in data processing costs related to COVID-19 stay at home orders.

Marketing expense decreased by $2.6 million and $2.7 million, respectively, for the three and six months ended June 30, 2020, as compared to the same periods in the prior year due to the advertising in 2019 to attract wholesale and middle-market customers and to promote our Umpqua Go-To® app.

Services expense decreased by $2.9 million and $4.3 million, respectively, for the three and six months ended June 30, 2020, as compared to the same periods in the prior year. The decrease primarily relates to lower consulting fees related to engagements in the same period of the prior year to assist with the identification and implementation of operational efficiencies that did not recur in 2020. In addition, current consulting engagements have been put on hold in some cases due to COVID-19 related to economic uncertainties and cost containment measures.

Other non-interest expense decreased by $5.9 million and $6.3 million, respectively, for the three and six months ended June 30, 2020, as compared to the same periods in the prior year. The decrease is primarily related to a decrease in the loss on OREO as well as a decrease in travel expenditures related to COVID-19 travel restrictions in the current year.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income (loss) for the three and six months ended June 30, 2020, was 10.3% and (2.1)% as compared to 25.1% and 24.9% for the three and six months ended June 30, 2019. The effective tax rate for the three and six months ended June 30, 2020, declined primarily due to the impairment of non-deductible goodwill. Additionally, the effective tax rates differed from the statutory rate principally because of state taxes, non-taxable income arising from bank owned life insurance, income on tax-exempt investment securities, non-deductible FDIC premiums and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents were $2.3 billion at June 30, 2020, compared to $1.4 billion at December 31, 2019. The increase is mainly in interest bearing cash and temporary investments and reflects management's strategy to adopt an elevated on-balance sheet, high quality liquid asset position to enhance liquidity flexibility given market volatility and uncertainty in the current environment.

Investment Securities

Equity and other securities were $82.0 million at June 30, 2020, up from $80.2 million at December 31, 2019.

Investment debt securities available for sale were $2.9 billion as of June 30, 2020, compared to $2.8 billion at December 31, 2019.  The increase was due to purchases of $353.6 million of investment securities as well as an increase of $112.1 million in fair value of investment securities available for sale, offset by sales and paydowns of $401.5 million.

The following tables present the available for sale and held to maturity investment debt securities portfolio by major type as of June 30, 2020 and December 31, 2019:

	Investment Securities Available for Sale
	June 30, 2020		December 31, 2019
(dollars in thousands)	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$754,304	26%	$643,604	23%
Obligations of states and political subdivisions	264,661	9%	261,094	9%
Residential mortgage-backed securities and collateralized mortgage obligations	1,846,725	65%	1,909,984	68%
Total available for sale securities	$2,865,690	100%	$2,814,682	100%

	Investment Securities Held to Maturity
	June 30, 2020		December 31, 2019
(dollars in thousands)	Amortized Cost	%	Amortized Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$3,143	100%	$3,260	100%
Total held to maturity securities	$3,143	100%	$3,260	100%

We review investment securities on an ongoing basis for the presence of impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.

Gross unrealized losses in the available for sale investment portfolio were $184,000 at June 30, 2020.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $118,000. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no allowance for credit losses was considered necessary on these securities as of June 30, 2020.

Restricted Equity Securities

Restricted equity securities were $54.1 million at June 30, 2020 and $46.5 million at December 31, 2019, the majority of which represents the Bank's investment in the FHLB of Des Moines. The increase is attributable to purchases of FHLB stock during the period due to additional borrowing activity primarily driven by the Company's liquidity strategy which was adjusted to adopt an elevated on-balance sheet liquidity position to further enhance flexibility due to the increased market volatility and uncertainty as a result of the COVID-19 pandemic. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Loans and Leases

Total loans and leases outstanding at June 30, 2020 were $22.7 billion, an increase of $1.5 billion as compared to December 31, 2019. The increase is attributable to net new loan and lease originations of $1.6 billion, primarily due to our participation in the PPP. The increase was partially offset by loans sold of $39.1 million and net charge-offs of $37.9 million.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,589,484	16%	$3,545,566	17%
Owner occupied term, net	2,459,954	11%	2,496,088	12%
Multifamily, net	3,466,829	15%	3,514,774	16%
Construction & development, net	662,703	3%	678,740	3%
Residential development, net	164,180	1%	189,010	1%
Commercial
Term, net	4,265,092	19%	2,232,817	10%
Lines of credit & other, net	940,443	4%	1,212,393	6%
Leases & equipment finance, net	1,522,369	7%	1,465,489	7%
Residential
Mortgage, net	4,056,588	18%	4,215,424	20%
Home equity loans & lines, net	1,189,428	5%	1,237,512	6%
Consumer & other, net	354,385	1%	407,871	2%
Total, net of deferred fees and costs	$22,671,455	100%	$21,195,684	100%

In April 2020, the Bank began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA and therefore these loans carry no allowance for credit loss as of June 30, 2020.

Terms of the PPP loans include the following:
•Fixed interest rate of 1.00%;
•Loans issued have a maturity date of two or five years, depending on their date of issuance, and have the ability to prepay with no fees;
•First payment deferred for up to six months, with the potential ability to extend for another six months;
•Loan forgiveness up to the full principal amount of the loan and any accrued interest, subject to certain requirements including that no more than 25% of the loan forgiveness amount may be attributable to non-payroll costs;
•No collateral or personal guarantees are required;
•Maximum amount limited to the lesser of $10.0 million or an amount calculated using a payroll-based formula.

In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan; 5% for loans of up to $350,000; 3% for loans greater than $350,000 and less than $2.0 million; and 1% for loans of at least $2.0 million.

Through June 30, 2020, we have funded approximately $2.0 billion of SBA-approved PPP loans to approximately 15,000 customers for an average loan of $125,000, which are classified as commercial term loans. Of the 15,000 loans, approximately 80% of loans were given to existing customers and 20% were to non-Umpqua Bank customers. We expect to recognize approximately $57.3 million in PPP loan related processing fees as a yield adjustment over the term of these loans.

The following table summarizes our PPP loans broken out by state (within our footprint) as of June 30, 2020:

(dollars in thousands)	Number of PPP Loans	PPP Loan Balances	% of Total PPP Loans
Oregon	6,117	$707,377	36%
California	4,640	701,409	36%
Washington	3,875	402,782	21%
Idaho	407	46,488	2%
Nevada	361	51,165	3%
Other	185	37,601	2%
Total, net of deferred fees and costs	15,585	$1,946,822	100%

Asset Quality and Non-Performing Assets

The following table summarizes our non-performing assets and TDR loans as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019
Loans and leases on non-accrual status	$32,412	$26,244
Loans and leases past due 90 days or more and accruing (1)	39,818	37,969
Total non-performing loans and leases	72,230	64,213
Other real estate owned	2,578	3,295
Total non-performing assets	$74,808	$67,508
Restructured loans (2)	$15,032	$18,576
Allowance credit losses on loans and leases	$356,745	$157,629
Reserve for unfunded commitments	26,368	5,106
Allowance for credit losses	$383,113	$162,735
Asset quality ratios:
Non-performing assets to total assets	0.25%	0.23%
Non-performing loans and leases to total loans and leases	0.32%	0.30%
Allowance for credit losses on loans and leases to total loans and leases	1.57%	0.74%
Allowance for credit losses to total loans and leases	1.69%	0.77%
Allowance for credit losses to total non-performing loans and leases	530%	253%
(1)Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $2.6 million and $4.3 million at June 30, 2020 and December 31, 2019, respectively.
(2)Represents accruing TDR loans performing according to their restructured terms.

At June 30, 2020 and December 31, 2019, troubled debt restructurings of $15.0 million and $18.6 million, respectively, were classified as accruing TDR loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a new TDR loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

A further decline in the economic conditions due to the COVID-19 global pandemic as well as in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured or transferred to other real estate owned in the future. Umpqua is committed to helping borrowers during this unprecedented time of uncertainty and is working with customers on payment deferrals, forbearances, and other loan modifications.

COVID-19 Related Payment Deferrals and Forbearance

Due to the deterioration of the US economy resulting from the COVID-19 pandemic, the Company has had an increase in loan payment deferral and forbearance requests. Once a deferral or forbearance request is received, a late charge waiver is put in place and payments are suspended for up to six months. Accrued and unpaid interest during the deferral period will be collected upon the expiration of the deferral or on a regular repayment schedule at the end of the deferral period. For certain loan types, the maturity date may be extended one to six months to allow for full amortization. These loans are generally classified based on their past due status prior to their deferral period, so they are classified as performing loans that accrue interest.

A summary of outstanding loan balances with active payment deferrals as of June 30, 2020 are shown in the table below, disaggregated by portfolio segment:

(dollars in thousands)	Number of loans with payment deferrals	Loan balance outstanding	% of Loan Portfolio
Commercial real estate, net	570	$898,089	9%
Commercial, net	9,062	462,672	7%
Residential, net	957	383,110	7%
Consumer & other, net	464	9,022	3%
Total	11,053	$1,752,893	8%

The large number of commercial loans with payment deferrals relates to our lease and equipment finance portfolio. The Bank will monitor COVID-19 deferrals and if a customer continues to experience financial difficulty after the initial deferral and further concessions are granted, the loan will be reviewed to determine if a TDR designation is appropriate. Subsequent to June 30, 2020, the Company has had both the total loans on deferrals and the loan balances on deferral trend in a positive direction as customers resume regularly scheduled payments.

Allowance for Credit Losses

The ACL totaled $383.1 million at June 30, 2020, an increase of $220.4 million from $162.7 million at December 31, 2019. The following table shows the activity in the ACL for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Allowance for credit losses on loans and leases
Balance, beginning of period	$291,420	$144,872	$157,629	$144,871
Impact of adoption of CECL	—	—	49,999	—
Adjusted balance, beginning of period	291,420	144,872	207,628	144,871
Provision for credit losses on loans and leases	81,484	19,352	186,986	33,036
Charge-offs	(19,453)	(16,707)	(43,908)	(33,859)
Recoveries	3,294	3,552	6,039	7,021
Net charge-offs	(16,159)	(13,155)	(37,869)	(26,838)
Balance, end of period	$356,745	$151,069	$356,745	$151,069
Reserve for unfunded commitments
Balance, beginning of period	$20,927	$4,654	$5,106	$4,523
Impact of adoption of CECL	—	—	3,238	—
Adjusted balance, beginning of period	20,927	4,654	8,344	4,523
Provision for credit losses on unfunded commitments	5,441	203	18,024	334
Balance, end of period	$26,368	$4,857	$26,368	$4,857
Total allowance for credit losses	$383,113	$155,926	$383,113	$155,926
As a percentage of average loans and leases (annualized):
Net charge-offs	0.29%	0.26%	0.35%	0.26%
Provision for credit losses (1) (2)	1.56%	0.38%	1.89%	0.33%
Recoveries as a percentage of charge-offs	16.93%	21.26%	13.75%	20.74%
(1) For comparability, the provision for credit losses as a percentage of average loans and leases annualized includes both the provision for loan and lease losses and the provision for unfunded commitments in prior periods.
(2) The total provision for credit losses as of June 30, 2020, as disclosed on the income statement includes an additional $160,000 in provision related to accrued interest on loans deferred due to COVID-19, which is not included in the table above.

With the adoption of CECL, we recorded a one-time cumulative-effect pre-tax adjustment in the amount of $53.2 million. The allowance for credit losses on loans and leases increased by $50.0 million and the allowance for unfunded commitments increased by $3.2 million, resulting in a January 1, 2020, or day 1, balance of the Allowance for Credit Losses of $216.0 million.

The provision for credit losses was $87.1 million and $205.2 million for the three and six months ended June 30, 2020, respectively, which includes both the provision for loan and lease losses, provision for unfunded commitments, and the provision for credit losses related to accrued interest on loans deferred due to COVID-19. The increase from $19.6 million and $33.4 million for the three and six months ended June 30, 2019, respectively, was principally attributable to the COVID-19 pandemic and its impact on the forecasts used to determine the expected credit losses of the loan and lease portfolio.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans in each category to total loans and leases as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$152,828	46%	$50,847	49%
Commercial	152,615	30%	73,820	23%
Residential	40,548	23%	24,714	26%
Consumer & other	10,754	1%	8,248	2%
Allowance for credit losses on loans and leases	$356,745		$157,629

To calculate the ACL, the models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios. As such, the economic variables in the models we use to determine the ACL could result in volatility as these assumptions change over time. In addition, the forward-looking assumptions revert to historical data when they reach the point where future assumptions are no longer estimated. The below table displays several of the key economic assumptions used in the credit loss models for June 30, 2020 to determine the second quarter provision.

	Units	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	First Quarter 2021	2020	2021	2022	2023	2024
Change in Gross Domestic Product	% AR	-36.9	23.5	12.3	7.0	-5.5	5.4	2.6	2.3	2.0
Unemployment Rate	%	15.8	11.9	9.6	8.7	10.3	7.7	6.5	5.5	4.5
Median Existing-Home Price	$ 000s	286.3	285.5	286.7	288.4	286.4	290.8	300.4	312.6	325.8
Consumer Price Index	% AR	-2.6	1.1	1.8	2.1	0.9	1.8	2.0	2.0	2.3
Treasury Yield: 10-Yr Bond	%	0.67	0.55	0.41	0.35	0.75	0.43	1.03	1.82	2.20
S&P 500	1941=1	2920.7	2891.1	2993.9	3052.0	2968.8	3097.4	3194.1	3291.9	3444.6
CRE Price Index	index	243.7	227.3	232.8	237.4	232.8	276.9	283.3	300.4	315.3

We believe that the allowance for credit losses as of June 30, 2020 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions continue to decline, the Bank may need additional provisions for credit losses in future periods.

Residential Mortgage Servicing Rights

The following table presents the changes in our residential mortgage servicing rights portfolio for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balance, beginning of period	$94,346	$158,946	$115,010	$169,025
Additions for new MSR capitalized	13,447	5,492	23,470	9,379
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(5,042)	(6,905)	(10,371)	(13,336)
Changes due to valuation inputs or assumptions (1)	(6,395)	(17,753)	(31,753)	(25,288)
Balance, end of period	$96,356	$139,780	$96,356	$139,780
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our residential serviced loan portfolio as of June 30, 2020 and December 31, 2019 was as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Balance of loans serviced for others	$12,746,125	$12,276,943
MSR as a percentage of serviced loans	0.76%	0.94%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue. The value of servicing rights can fluctuate based on changes in interest rates and other factors. Generally, as interest rates decline and borrowers are able to take advantage of a refinance incentive, prepayments increase and the total value of existing servicing rights declines as expectations of future servicing fees collections decline. Mortgage volumes remain elevated due to refinance demand as mortgage rates remain low during the current periods, which caused prepayment speed assumptions to rise.

The fair value of the MSR asset decreased by $6.4 million and $31.8 million, respectively, for the three and six months ended June 30, 2020, due to changes to inputs in the valuation model including changes in discount rates and prepayment speeds, which was due to decreases in the long term interest rates during the period. The fair value of the MSR asset decreased $5.0 million and $10.4 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three and six months ended June 30, 2020.

Goodwill

At June 30, 2020 and December 31, 2019, we had goodwill of $2.7 million and $1.8 billion, respectively. Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill impairment of $1.8 billion was recorded as of March 31, 2020, due to an interim impairment analysis triggered by the decline in interest rates and economic impacts of COVID-19, as well as declines in the Company's stock price. The impairment was a result of market volatility and forecasts for a prolonged low interest rate environment, as well as forecasted higher credit losses expected due to the forecasted economic downturn.

Deposits

Total deposits were $24.8 billion at June 30, 2020, an increase of $2.4 billion, as compared to December 31, 2019. The increase is mainly attributable to growth in non-interest bearing demand deposits, offset by a decline in time deposits. The increase in non-maturity deposit account categories is driven by PPP-related commercial and retail deposit growth, increased customer savings rates, and the impact of economic assistance payments, deferred tax payment deadlines, and a customer bias towards liquidity in this economic environment.

The following table presents the deposit balances by major category as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Non-interest bearing demand	$9,172,210	37%	$6,913,375	31%
Interest bearing demand	2,813,722	11%	2,524,534	11%
Money market	7,262,777	29%	6,930,815	31%
Savings	1,730,051	7%	1,471,475	7%
Time, $100,000 or greater	2,749,064	11%	3,420,446	15%
Time, less than $100,000	1,116,554	5%	1,220,859	5%
Total deposits	$24,844,378	100%	$22,481,504	100%

The Company's brokered deposits totaled $775.9 million at June 30, 2020, compared to $1.2 billion at December 31, 2019.

Borrowings

At June 30, 2020, the Bank had outstanding $398.4 million of securities sold under agreements to repurchase, an increase of $87.1 million from December 31, 2019. The Bank had outstanding borrowings consisting of advances from the FHLB of $1.1 billion at June 30, 2020, which increased $189.9 million from December 31, 2019; the increase is attributable to additional borrowing activity primarily driven by the Company's liquidity strategy due to the increased market volatility and uncertainty as a result of the COVID-19 pandemic. The FHLB advances are secured by investment securities and loans secured by real estate. The FHLB advances have fixed interest rates ranging from 0.60% to 7.10% and mature in 2020 through 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $321.3 million and $363.3 million at June 30, 2020 and December 31, 2019, respectively.  The decrease is due to the $41.4 million decrease in fair value for the junior subordinated debentures elected to be carried at fair value. The decline in fair value is due mostly to an increase in the credit spread, in addition to the implied forward curve shifting lower. As of June 30, 2020, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank's liquidity strategy was adjusted to adopt an elevated on-balance sheet liquidity position to further enhance flexibility due to the increased market volatility and uncertainty as a result of the COVID-19 pandemic. As a result, the Company believes that it has sufficient cash and access to borrowings to effectively manage through the COVID-19 pandemic as well as meet its working capital and other needs. The Company will continue to prudently evaluate and expand liquidity sources, including the management of availability and utilization of our borrowing sources.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 7% of total deposits at June 30, 2020 and 9% of total deposits at December 31, 2019. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $6.9 billion at June 30, 2020, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $534.3 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at June 30, 2020. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $113.0 million of dividends paid by the Bank to the Company in the six months ended June 30, 2020.  There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. The Company recorded a net loss of $8.17 per diluted common share for the six months ended June 30, 2020, due to a $1.8 billion goodwill impairment charge recorded during the period. As a result, the Company has an accumulated deficit, instead of retained earnings at June 30, 2020.

Due to the accumulated deficit, the Company is required to notify the Board of Governors of the Federal Reserve System ("FRB") prior to declaring and paying a cash dividend to our shareholders and may not pay a dividend if the FRB objects. Additionally, the Company will be required to seek FDIC and Oregon Division of Financial Regulation approval for quarterly dividends from Umpqua Bank to the Company. The Company changed the timing of its second quarter 2020 dividend to shareholders from an intra-quarter announcement to after earnings for the second quarter are released. The shift in announcement timing was made to provide the Company’s Board of Directors and regulators the opportunity to review final second quarter financial results and financial projections prior to approval of any dividends. The Company expects to continue this cadence for dividend payments in future quarters.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $144.2 million during the six months ended June 30, 2020, with the difference between cash used in operating activities and net loss consisting primarily of goodwill impairment of $1.8 billion, proceeds from the sale of loans held for sale of $3.0 billion, provision for loan and lease losses of $205.2 million, and the net increase in other assets of $264.4 million, offset by originations of loans held for sale of $3.0 billion, and gain on sale of loans of $119.6 million. This compares to net cash used in operating activities of $117.8 million during the six months ended June 30, 2019, with the difference between cash provided by operating activities and net income consisting primarily of originations of loans held for sale of $1.2 billion, the net increase in other assets of $112.3 million, gain on equity securities of $83.3 million, and gain on sale of loans of $34.5 million, offset by proceeds from the sale of loans held for sale of $1.0 billion, a loss on fair value of residential mortgage servicing rights carried at fair value of $38.6 million, and provision for loan and lease losses of $33.0 million.

Net cash of $1.5 billion used in investing activities during the six months ended June 30, 2020, consisted primarily of net loan originations of $1.6 billion, due to our participation in the PPP, and purchases of investment securities available for sale of $353.6 million, offset by proceeds from investment securities available for sale of $401.5 million. This compares to net cash of $188.7 million used in investing activities during the six months ended June 30, 2019, which consisted primarily of net loan originations of $618.4 million, purchases of available for sale investment securities of $322.4 million, and purchase of restricted equity securities of $205.4 million, offset by proceeds from investment securities available for sale of $662.5 million, redemption of restricted equity securities of $202.6 million and proceeds from sale of Visa Inc. Class B common stock of $81.9 million.

Net cash of $2.5 billion provided by financing activities during the six months ended June 30, 2020, primarily consisted of $2.4 billion net increase in deposits and proceeds from borrowings of $600.0 million, offset by $410.0 million repayment of borrowings and $92.5 million of dividends paid on common stock. This compares to net cash of $717.6 million provided by financing activities during the six months ended June 30, 2019, which consisted primarily of $731.2 million net increase in deposits and proceeds from borrowings of $330.7 million, offset by $260.7 million repayment of borrowings and $92.6 million of dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2020, it is possible that our deposit growth for 2020 may not be maintained at previous levels due to pricing pressure, store consolidations, PPP recipients utilizing the funds for payroll and other purposes, or customers' spending habits due to the COVID-19 pandemic. In addition, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at June 30, 2020 was $2.5 billion, a decrease of $1.8 billion from December 31, 2019. The decrease in shareholders' equity during the six months ended June 30, 2020 was principally due to the net loss during the period, related mainly to the goodwill impairment as of March 31, 2020.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. We cannot predict the extent of the economic decline due to COVID-19 or other factors that result in inadequate earnings, regulatory restrictions and limitations, changes to our capital requirements, or a decision to increase capital by retention of earnings, that may result in the inability or determination by our Board to not pay dividends at previous levels, or at all.

The Company changed the timing of its second quarter 2020 dividend from an intra-quarter announcement to after earnings for the second quarter are released. The Company recorded a net loss of $8.17 per diluted common share for the six months ended June 30, 2020, due primarily to a $1.8 billion goodwill impairment charge. As a result, the Company had an accumulated deficit at June 30, 2020. The goodwill impairment did not impact regulatory capital ratios.

Due to the accumulated deficit, the Company is required to notify the Board of Governors of the Federal Reserve System ("FRB") prior to declaring and paying a cash dividend to our shareholders and may not pay a dividend if the FRB objects. Additionally, the Company will be required to seek FDIC and Oregon Division of Financial Regulation approval for quarterly dividends from Umpqua Bank to the Company. The shift in announcement timing was made to provide the Company’s Board of Directors and regulators the opportunity to review final second quarter financial results and financial projections. The Company expects to continue this cadence in future quarters.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and six months ended June 30, 2020 and the three and six months ended June 30, 2019. As discussed above, there were no dividends declared for the three months ended June 30, 2020.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Dividend declared per common share	$—	$0.21	$0.21	$0.42
Dividend payout ratio	—%	41%	(3)%	50%

As of June 30, 2020, a total of 9.5 million shares are available for repurchase under the Company's current share repurchase plan. During the six months ended June 30, 2020, 331,000 shares were repurchased under this plan. The Board of Directors approved an extension of the repurchase plan to July 31, 2021. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or entirely by tendering previously held shares.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III") at June 30, 2020 and December 31, 2019:

	Actual		For Capital Adequacy purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total Capital
(to Risk Weighted Assets)
Consolidated	$3,182,468	14.45%	$1,762,178	8.00%	$2,202,722	10.00%
Umpqua Bank	$2,971,250	13.50%	$1,761,317	8.00%	$2,201,646	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,456,128	11.15%	$1,321,633	6.00%	$1,762,178	8.00%
Umpqua Bank	$2,696,044	12.25%	$1,320,988	6.00%	$1,761,317	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,456,128	11.15%	$991,225	4.50%	$1,431,769	6.50%
Umpqua Bank	$2,696,044	12.25%	$990,741	4.50%	$1,431,070	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,456,128	8.43%	$1,165,127	4.00%	$1,456,409	5.00%
Umpqua Bank	$2,696,044	9.26%	$1,164,400	4.00%	$1,455,500	5.00%
December 31, 2019
Total Capital
(to Risk Weighted Assets)
Consolidated	$3,104,444	13.96%	$1,779,265	8.00%	$2,224,081	10.00%
Umpqua Bank	$2,945,830	13.26%	$1,777,265	8.00%	$2,221,581	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,490,709	11.20%	$1,334,449	6.00%	$1,779,265	8.00%
Umpqua Bank	$2,783,095	12.53%	$1,332,949	6.00%	$1,777,265	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,490,709	11.20%	$1,000,837	4.50%	$1,445,653	6.50%
Umpqua Bank	$2,783,095	12.53%	$999,712	4.50%	$1,444,028	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,490,709	9.16%	$1,087,509	4.00%	$1,359,387	5.00%
Umpqua Bank	$2,783,095	10.24%	$1,086,999	4.00%	$1,358,749	5.00%

Along with enactment of the CARES Act, the federal bank regulatory authorities issued an interim final rule to provide banking organizations that are required to implement CECL before the end of 2020 the option to delay the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. The Company has elected this capital relief and will delay the estimated regulatory capital impact of adopting CECL, relative to the incurred loss methodology's effect on regulatory capital.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2020 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2019. However due to the impact of declining interest rates resulting from the Federal Reserve monetary policy and programs, and market reaction to the economic impact of the COVID-19 pandemic, the estimated impact on our net interest income over a one-year time horizon has shifted.

Interest Rate Simulation Impact on Net Interest Income

As of June 30, 2020 and December 31, 2019 and 2018:

	June 30, 2020	December 31, 2019	December 31, 2018
Up 300 basis points	7.8%	5.9%	4.9%
Up 200 basis points	5.1%	4.1%	3.3%
Up 100 basis points	2.5%	2.2%	1.7%
Down 100 basis points	(0.8)%	(3.8)%	(2.8)%
Down 200 basis points	(1.0)%	(7.4)%	(6.3)%
Down 300 basis points	(1.1)%	(9.4)%	(9.5)%

For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet.

As rates have declined, our asset sensitivity in an increasing rate environment has increased. This is due to interest-bearing assets projected to reprice in greater velocity or magnitude in comparison to interest bearing liabilities, and also due to significant growth in non-interest bearing deposits which are not sensitive to changing interest rates in the simulation. In a declining rate environment, the reduced sensitivity, compared to year-end simulation results, reflects more interest-bearing assets at or near rate floors and the absolute level of market interest rates.

The short-term interest rate environment is primarily a function of the monetary policy of the FRB. The principal tools of the Federal Reserve for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and Federal agency securities, as well as the establishment of a short-term target rate. The Federal Reserve's objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by the market's expectations for economic growth and inflation, but can also be influenced by Federal Reserve purchases and sales and expectations of monetary policy going forward.

In March 2020, in response to the COVID-19 pandemic, its effect on economic activity in the near term and the risk it poses to the economic outlook, the FOMC lowered the target range for the federal funds rate 150 basis points to 0.00% to 0.25%. The FOMC expects to maintain this target range until it is confident that the economy has weathered recent events. Maintaining the current level of the federal funds rate could cause overall interest rates to fall, which may negatively impact financial performance from greater borrower refinancing incentives. Increases in the federal funds rate and the unwinding of its balance sheet could cause overall interest rates to rise, which may negatively impact the U.S. real estate markets and affect deposit growth and pricing. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance

LIBOR Transition

In 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would no longer require banks to submit rates for LIBOR after 2021. The Alternative Reference Rates Committee is a group of private-market participants convened by the Federal Reserve Board and the New York Fed to help ensure a successful transition from U.S. dollar LIBOR to a more robust reference rate, its recommended alternative, the Secured Overnight Financing Rate. The Company holds financial instruments that will be impacted by the discontinuance of LIBOR, primarily certain loans, derivatives, and junior subordinated debentures that use LIBOR as the benchmark rate. The Company anticipates these financial instruments will require transition to new reference rates. This transition will occur over time as many of these arrangements do not have an alternative rate referenced in their contracts. The Company has commenced an enterprise-wide transition program with program deliverables including business strategy, product design and pricing strategy, instrument contract remediation, and systems and processes. These deliverables include milestones that address operational changes, targeted communications and education planning, and to identify, assess, monitor and remediate risks associated with the transition.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of June 30, 2020.

While we have incorporated additional controls related to our CECL accounting processes into our existing internal control environment, there was no change in internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The COVID-19 pandemic has negatively impacted the economy, changed customer behaviors, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and stay at home/sheltering in place requirements in the states and communities we serve. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue. The pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, unemployment levels continue to rise or regional economic conditions worsen. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. In response to the pandemic, we have initiated relief programs designed to support our customers and communities including payment deferral programs, deferral-related and other fee waivers, suspended residential property foreclosure sales, and other expanded assistance for customers. Future governmental actions may require additional types of customer-related responses that could negatively impact our financial results. We could be required to take capital actions in response to the COVID-19 pandemic, including reducing dividends and eliminating stock repurchases. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic; actions taken by governmental authorities and other third parties in response to the pandemic; the effect on our customers, counterparties, employees and third party service providers; and the effect on economies and markets. To the extent that the COVID-19 pandemic continues to adversely affect our business and financial performance, it may also have the effect of heightening many of the other risks identified in the "Risk Factors" section of our most recently filed Annual Report on Form 10-K.

We have adopted new accounting guidance, specifically CECL, to account for our credit losses that may be more volatile and may adversely impact our financial statements when forecasted market conditions change.

In January 2020, the Company adopted the FASB accounting standard update, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the previous "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as CECL. Under CECL, we are required to present certain financial assets carried at amortized cost, such as loans and leases held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model, which delays recognition until it is probable a loss has been incurred. CECL may create more volatility in the level of our allowance for credit losses.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2020:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
4/1/20 - 4/30/20	1,745	$11.06	—	9,524,429
5/1/20 - 5/31/20	1,778	$9.60	—	9,524,429
6/1/20 - 6/30/20	184	$11.87	—	9,524,429
Total for quarter	3,707	$10.40	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 3,707 shares to be issued upon vesting of restricted stock awards to pay withholding taxes. During the three months ended June 30, 2020, no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2021.  As of June 30, 2020, a total of 9.5 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

Item 3.            Defaults upon Senior Securities

Not applicable

Item 4.            Mine Safety Disclosures

Not applicable

Item 5.            Other Information

Not applicable

Item 6.            Exhibits

Exhibit #	Description

3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101)

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	August 6, 2020	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	August 6, 2020	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/Chief Financial Officer and Principal Financial Officer

Dated	August 6, 2020	/s/ Lisa M. White
Lisa M. White Senior Vice President/Corporate Controller and Principal Accounting Officer