Form 10-Q
period 2020-09-30
UMPQUA HOLDINGS CORP
filed 2020-11-05
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	September 30, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Common stock, no par value: 220,225,383 shares outstanding as of October 31, 2020

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

PART I.       FINANCIAL INFORMATION
Item 1.         Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks (restricted cash of $103,482 and $86,507)	$370,595	$382,598
Interest bearing cash and temporary investments (restricted cash of $1,359 and $590)	1,849,132	980,158
Total cash and cash equivalents	2,219,727	1,362,756
Investment securities
Equity and other, at fair value	82,769	80,165
Available for sale, at fair value	2,898,700	2,814,682
Held to maturity, at amortized cost	3,088	3,260
Loans held for sale, at fair value	683,960	513,431
Loans and leases	22,426,473	21,195,684
Allowance for credit losses on loans and leases	(345,049)	(157,629)
Net loans and leases	22,081,424	21,038,055
Restricted equity securities	50,062	46,463
Premises and equipment, net	185,104	201,460
Operating lease right-of-use assets	107,321	110,718
Goodwill	2,715	1,787,651
Other intangible assets, net	14,606	18,346
Residential mortgage servicing rights, at fair value	93,248	115,010
Bank owned life insurance	326,120	320,611
Other assets	688,597	434,201
Total assets	$29,437,441	$28,846,809
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$9,475,244	$6,913,375
Interest bearing	15,194,539	15,568,129
Total deposits	24,669,783	22,481,504
Securities sold under agreements to repurchase	388,028	311,308
Borrowings	996,520	906,635
Junior subordinated debentures, at fair value	247,045	274,812
Junior subordinated debentures, at amortized cost	88,325	88,496
Operating lease liabilities	115,790	119,429
Deferred tax liability, net	13,239	52,928
Other liabilities	308,467	297,782
Total liabilities	26,827,197	24,532,894
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2020 and 2019; issued and outstanding: 220,222,198 in 2020 and 220,229,282 in 2019	3,512,153	3,514,000
(Accumulated deficit) retained earnings	(1,036,931)	770,366
Accumulated other comprehensive income	135,022	29,549
Total shareholders' equity	2,610,244	4,313,915
Total liabilities and shareholders' equity	$29,437,441	$28,846,809

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
INTEREST INCOME
Interest and fees on loans and leases	$229,457	$266,111	$710,624	$788,968
Interest and dividends on investment securities:
Taxable	10,168	12,546	35,788	42,789
Exempt from federal income tax	1,490	1,727	4,572	5,762
Dividends	710	599	1,956	1,690
Interest on temporary investments and interest bearing deposits	474	4,204	4,208	9,837
Total interest income	242,299	285,187	757,148	849,046
INTEREST EXPENSE
Interest on deposits	19,121	45,876	85,633	123,561
Interest on securities sold under agreement to repurchase and federal funds purchased	84	448	673	1,661
Interest on borrowings	3,271	4,238	11,156	12,484
Interest on junior subordinated debentures	3,249	5,652	12,074	17,520
Total interest expense	25,725	56,214	109,536	155,226
Net interest income	216,574	228,973	647,612	693,820
(RECAPTURE) PROVISION FOR CREDIT LOSSES	(338)	23,227	204,832	56,263
Net interest income after provision for credit losses	216,912	205,746	442,780	637,557
NON-INTEREST INCOME
Service charges on deposits	14,438	16,627	41,907	47,858
Brokerage revenue	3,686	4,060	11,506	11,850
Residential mortgage banking revenue, net	90,377	47,000	191,794	67,760
Gain (loss) on sale of debt securities, net	—	—	190	(7,186)
(Loss) gain on equity securities, net	(112)	257	942	83,559
Gain on loan and lease sales, net	1,092	1,762	3,333	5,864
BOLI income	2,087	2,067	6,332	6,328
Other income	20,356	16,739	32,045	40,042
Total non-interest income	131,924	88,512	288,049	256,075
NON-INTEREST EXPENSE
Salaries and employee benefits	120,337	106,819	346,787	311,526
Occupancy and equipment, net	36,720	35,446	109,892	107,723
Communications	2,943	3,617	9,010	11,743
Marketing	1,859	3,804	6,148	10,842
Services	13,193	15,326	34,319	40,763
FDIC assessments	2,989	2,587	9,502	8,366
Intangible amortization	1,247	1,405	3,740	4,214
Goodwill impairment	—	—	1,784,936	—
Other expenses	10,919	14,586	30,441	40,420
Total non-interest expense	190,207	183,590	2,334,775	535,597
Income (loss) before provision for income taxes	158,629	110,668	(1,603,946)	358,035
Provision for income taxes	33,758	26,166	70,204	87,690
Net income (loss)	$124,871	$84,502	$(1,674,150)	$270,345
Earnings (loss) per common share:
Basic	$0.57	$0.38	($7.60)	$1.23
Diluted	$0.57	$0.38	($7.60)	$1.23
Weighted average number of common shares outstanding:
Basic	220,221	220,285	220,216	220,379
Diluted	220,418	220,583	220,216	220,642

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income (loss)	$124,871	$84,502	$(1,674,150)	$270,345
Available for sale securities:
Unrealized gains arising during the period	2,996	26,352	115,327	100,381
Income tax expense related to unrealized gains	(771)	(6,778)	(29,663)	(25,819)

Reclassification adjustment for net realized (gains) losses in earnings	—	—	(190)	7,186
Income tax expense (benefit) related to realized losses	—	—	49	(1,848)
Net change in unrealized gains for available for sale securities	2,225	19,574	85,523	79,900

Junior subordinated debentures, at fair value:
Unrealized (losses) gains arising during the period	(14,555)	8,450	26,857	32,254
Income tax benefit (expense) related to unrealized gains	3,744	(2,173)	(6,907)	(8,276)
Net change in unrealized (losses) gains for junior subordinated debentures, at fair value	(10,811)	6,277	19,950	23,978
Other comprehensive (loss) income, net of tax	(8,586)	25,851	105,473	103,878
Comprehensive income (loss)	$116,285	$110,353	$(1,568,677)	$374,223

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

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Continued)
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2020	220,229,282	$3,514,000	$770,366	$29,549	$4,313,915
Net loss			(1,851,947)		(1,851,947)
Other comprehensive income, net of tax				138,722	138,722
Stock-based compensation		2,253			2,253
Stock repurchased and retired	(486,757)	(8,573)			(8,573)
Issuances of common stock under stock plans	432,595	—			—
Cash dividends on common stock ($0.21 per share)			(46,578)		(46,578)
Cumulative effect adjustment (2)			(40,181)		(40,181)
Balance at March 31, 2020	220,175,120	$3,507,680	$(1,168,340)	$168,271	$2,507,611
Net income			52,926		52,926
Other comprehensive loss, net of tax				(24,663)	(24,663)
Stock-based compensation		2,503			2,503
Stock repurchased and retired	(3,707)	(38)			(38)
Issuances of common stock under stock plans	47,694	—			—
Balance at June 30, 2020	220,219,107	$3,510,145	$(1,115,414)	$143,608	$2,538,339
Net income			124,871		124,871
Other comprehensive loss, net of tax				(8,586)	(8,586)
Stock-based compensation		2,025			2,025
Stock repurchased and retired	(1,523)	(17)			(17)
Issuances of common stock under stock plans	4,614	—			—
Cash dividends on common stock ($0.21 per share)			(46,388)		(46,388)
Balance at September 30, 2020	220,222,198	$3,512,153	$(1,036,931)	$135,022	$2,610,244

(1) The cumulative effect adjustment relates to the implementation of new accounting guidance for leases on January 1, 2019.

(2) The cumulative effect adjustment relates to the implementation of new accounting guidance for the allowance for credit losses on January 1, 2020. Refer to Note 1 for discussion of the new accounting guidance.

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,674,150)	$270,345
Adjustments to reconcile net income to net cash used in operating activities:
Goodwill impairment	1,784,936	—
Amortization of investment premiums, net	20,911	19,592
(Gain) loss on sale of investment securities, net	(190)	7,186
Provision for credit losses	204,832	56,263
Change in cash surrender value of bank owned life insurance	(6,433)	(6,365)
Depreciation, amortization and accretion	28,494	33,126
Gain on sale of premises and equipment	(369)	(1,568)
Gain on store divestiture	(5,945)	(1,225)
Additions to residential mortgage servicing rights carried at fair value	(37,484)	(16,772)
Change in fair value of residential mortgage servicing rights carried at fair value	59,246	34,414
Stock-based compensation	6,781	5,826
Net increase in equity and other investments	(1,662)	(1,217)
Gain on equity securities, net	(942)	(83,559)
Gain on sale of loans and leases, net	(212,353)	(65,707)
Change in fair value of loans held for sale	(16,519)	(5,758)
Origination of loans held for sale	(4,897,068)	(2,029,682)
Proceeds from sales of loans held for sale	4,958,265	1,906,722
Change in other assets and liabilities:
Net increase in other assets	(231,781)	(179,316)
Net decrease in other liabilities	(59,519)	(20,180)
Net cash used in operating activities	(80,950)	(77,875)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(595,396)	(563,606)
Proceeds from investment securities available for sale	604,553	778,259
Proceeds from investment securities held to maturity	319	432
Proceeds from sale of equity securities	—	81,853
Purchases of restricted equity securities	(20,001)	(220,200)
Redemption of restricted equity securities	16,402	206,005
Net change in loans and leases	(1,343,715)	(1,229,379)
Proceeds from sales of loans and leases	60,777	88,776
Change in premises and equipment	(11,526)	(8,230)
Proceeds from bank owned life insurance death benefits	57	1,869
Net cash paid in store divestiture	(81,172)	(44,646)
Net cash used in investing activities	$(1,369,702)	$(908,867)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$2,288,262	$1,347,046
Net increase in securities sold under agreements to repurchase	76,720	(434)
Proceeds from borrowings	600,000	810,670
Repayment of borrowings	(510,000)	(455,670)
Dividends paid on common stock	(138,731)	(138,856)
Proceeds from stock options exercised	—	21
Repurchase and retirement of common stock	(8,628)	(7,228)
Net cash provided by financing activities	2,307,623	1,555,549
Net increase in cash and cash equivalents	856,971	568,807
Cash and cash equivalents, beginning of period	1,362,756	622,637
Cash and cash equivalents, end of period	$2,219,727	$1,191,444

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$115,016	$155,232
Income taxes	$105,579	$107,933
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$85,523	$79,900
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$19,950	$23,978
Cumulative effect adjustment to retained earnings	$40,181	$244
Cash dividend declared on common stock and payable after period-end	$—	$46,245
Transfer of loans to loans held for sale	$6,187	$—
Change in GNMA mortgage loans recognized due to repurchase option	$15,617	$(3,690)

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation conform to accounting principles generally accepted in the United States of America ("GAAP"). All references in this report to "Umpqua," "we," "our," "us," the "Company" or similar references mean Umpqua Holdings Corporation and include our consolidated subsidiaries where the context so requires. References to "Bank" refer to our subsidiary Umpqua Bank, an Oregon state-chartered commercial bank, and references to "Umpqua Investments" refer to our subsidiary Umpqua Investments, Inc., a registered broker-dealer and investment adviser. The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing, Inc. ("FinPac"), a commercial equipment leasing company. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of the Company's accounting policies is included in the 2019 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2019 Annual Report filed on Form 10-K.

The results for interim periods are not necessarily indicative of results for the full year or any other interim period. As of September 30, 2020, the impact of the novel coronavirus ("COVID-19") continues to unfold and many of the Company's estimates and assumptions require increased judgment and carry a higher degree of variability and volatility, including the provision for credit losses which has been materially impacted. The Company is unable to fully predict the impact that COVID-19 will have on its financial position and results of operations due to numerous uncertainties and will continue to assess the potential impacts on its financial position and results of operations. As events continue to evolve and additional information becomes available, estimates may change materially in future periods.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to September 30, 2020 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. Certain reclassifications of prior period amounts have been made to conform to current classifications.

Application of new accounting guidance

In June 2016, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL" or "ASC 326"). CECL is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASC 326 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, ASC 326 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

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

Based on the Bank's portfolio composition as of January 1, 2020, and the economic environment at that time, management recorded an initial estimate of the allowance for credit losses ("ACL") under CECL, which includes the allowance for credit losses on loans and leases ("ACLLL") of $207.6 million and the reserve for unfunded commitments ("RUC") of $8.3 million. The implementation of CECL resulted in a cumulative effect of an accounting change adjustment to retained earnings of $40.2 million.

The Company analyzed the portfolio segments and classes of financing receivables based on the implementation of CECL. There were no necessary changes in the portfolio segments or classes of financing receivables. The increase in the allowance by portfolio segment was as follows:

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

The combination of the current expected credit loss, PCD, CDL, TDR, and the RUC components represent the ACL. Management believes that the ACL was adequate as of September 30, 2020. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could possibly result in additional charges to the provision for credit losses.

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

Income Recognition on Non-Accrual Loans- Loans are classified as non-accrual if the collection of principal and interest is doubtful. Generally, this occurs when a commercial or commercial real estate loan is past due beyond its maturity or principal or interest payment due date by 90 days or more, unless such loans are well-secured and in the process of collection. Loans that are less than 90 days past due may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.

Generally, when a loan is classified as non-accrual, all uncollected accrued interest is reversed from interest income and the accrual of interest income is terminated. In addition, any cash payments subsequently received are applied as a reduction of principal outstanding. In cases where the future collectability of the principal balance in full is expected, interest income may be recognized on a cash basis. A loan may be restored to accrual status when the borrower's financial condition improves so that full collection of future contractual payments is considered likely. For those loans placed on non-accrual status due to payment delinquency, return to accrual status will typically not occur until the borrower demonstrates repayment ability over a period of not less than six months.

Collateral Dependent Loans and Troubled Debt Restructurings- A loan or lease is considered collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. The Company's classification of CDLs includes: non-homogeneous non-accrual loans and leases; non-homogeneous loans determined by individual credit review; homogeneous non-accrual leases and equipment finance agreements; and homogeneous real estate secured loans that have been charged down to net realizable value or the government guaranteed balance. Except for homogeneous leases and equipment finance agreements, the expected credit losses for CDLs will be measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable, less the amortized cost basis of the financial asset. The Company may also use the loan's observable market price, if available. If the value of the CDL is determined to be less than the recorded amount of the loan, a charge-off will be taken. To determine the expected credit loss for homogeneous leases or equipment finance agreements, the LGD calculated by the CECL model will be utilized. When a homogeneous lease or equipment finance agreement becomes 181 days past due, it is fully charged-off.

Loans are reported as TDR loans when, due to borrower financial difficulties, the Bank grants a concession it would not otherwise be willing to offer for a loan. Once a loan has been classified as a TDR, it continues in the classification until it has paid in full or it has demonstrated six months of payment performance and was determined to have been modified at a market rate terms. TDRs, including reasonably expected TDRs, are individually recognized and measured for expected credit loss in one of two ways: when a TDR meets the definition of a CDL, it is measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable; otherwise, a discounted cash flow analysis is utilized to measure the expected credit loss for a TDR. The expected cash flow for a TDR is discounted based on the pre-modification rate and the expected remaining life.

In March 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was passed, which, among other things, provided relief for Banks related to loan modifications for accounting purposes. Specifically, section 4013 of the CARES Act gives entities temporary relief from the accounting and disclosure requirements for TDRs. In addition to the CARES Act, bank regulatory agencies issued interagency guidance indicating that a lender could conclude that the modifications under section 4013 of the CARES Act or the interagency guidance are not a TDR if certain criteria are met. The guidance also provides that loans generally will not be adversely classified if the short-term modification is related to COVID-19 relief programs. The Company has followed the guidance under the CARES Act and the interagency guidance related to these loan modifications. Loans modified under section 4013 of the CARES Act or the interagency guidance generally maintain their pre-COVID-19 delinquency status and are classified as performing loans. If it is deemed the modification is not short-term, not COVID-19 related or the customer does not meet the criteria under the guidance to be scoped out of troubled debt restructuring classification, the Company evaluates the loan modifications under its existing framework which requires modifications that result in a concession without appropriate compensation to a borrower experiencing financial difficulty to be accounted for as a TDR.

Reserve for Unfunded Commitments- A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb expected losses associated with the Bank's commitment to lend funds under existing agreements, such as letters or lines of credit. The RUC calculation utilizes the allowance for credit loss on loans and leases rates, probability of default risk ratings, and utilization rates based on the economic expectations over the contractual life of the commitment. The reserve is based on estimates and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and adjustments are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance for credit losses on loans and leases. Provisions for unfunded commitment losses are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets.

Investment Securities Available for Sale- Debt securities are classified as available for sale if the Company intends and has the ability to hold those securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a debt security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU was issued to improve the effectiveness of disclosures surrounding fair value measurements. The ASU removes numerous disclosures from Topic 820 including: transfers between level 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for level 3 fair value measurements. The ASU also modified and added disclosure requirements in regards to changes in unrealized gains and losses included in other comprehensive income, as well as the range and weighted average of unobservable inputs for level 3 fair value measurements. The Company adopted this ASU as of January 1, 2020, on a retrospective basis except certain provisions of the guidance which are only required to be applied on a prospective basis.

Recent accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU was issued to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The last expedient is a one-time election to sell or transfer debt securities classified as held to maturity. The expedients are in effect from March 12, 2020, through December 31, 2022. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

Note 2 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses and approximate fair values of debt securities at September 30, 2020 and December 31, 2019:

	September 30, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$689,137	$68,877	$(61)	$757,953
Obligations of states and political subdivisions	249,423	15,121	(57)	264,487
Residential mortgage-backed securities and collateralized mortgage obligations	1,820,569	56,121	(430)	1,876,260
Total available for sale securities	$2,759,129	$140,119	$(548)	$2,898,700
Held to maturity:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,088	$862	$—	$3,950
Total held to maturity securities	$3,088	$862	$—	$3,950

	December 31, 2019
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$642,009	$5,919	$(4,324)	$643,604
Obligations of states and political subdivisions	251,531	9,600	(37)	261,094
Residential mortgage-backed securities and collateralized mortgage obligations	1,896,708	18,962	(5,686)	1,909,984
Total available for sale securities	$2,790,248	$34,481	$(10,047)	$2,814,682
Held to maturity:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,260	$1,003	$—	$4,263
Total held to maturity securities	$3,260	$1,003	$—	$4,263

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $11.4 million and $9.8 million as of September 30, 2020 and December 31, 2019, respectively, and is included in Other Assets.
Debt securities that were in an unrealized loss position as of September 30, 2020 and December 31, 2019 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	September 30, 2020
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$19,748	$61	$—	$—	$19,748	$61
Obligations of states and political subdivisions	2,028	57	—	—	2,028	57
Residential mortgage-backed securities and collateralized mortgage obligations	214,879	430	—	—	214,879	430
Total	$236,655	$548	$—	$—	$236,655	$548

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$313,169	$4,324	$—	$—	$313,169	$4,324
Obligations of states and political subdivisions	4,611	30	1,906	7	6,517	37
Residential mortgage-backed securities and collateralized mortgage obligations	288,866	1,628	402,802	4,058	691,668	5,686
Total	$606,646	$5,982	$404,708	$4,065	$1,011,354	$10,047

These unrealized losses on the Company's debt securities were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the Company's debt securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at September 30, 2020 are issued or guaranteed by government sponsored enterprises. Because the decline in fair value of the Company's debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an allowance for credit losses at September 30, 2020.

The following table presents the contractual maturities of debt securities at September 30, 2020:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$3,264	$3,298	$—	$—
Due after one year through five years	71,383	73,499	3	3
Due after five years through ten years	904,677	979,854	10	10
Due after ten years	1,779,805	1,842,049	3,075	3,937
Total securities	$2,759,129	$2,898,700	$3,088	$3,950

The following table presents, as of September 30, 2020, investment securities that were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$275,686	$286,052
Other securities pledged principally to secure repurchase agreements	604,045	643,522
Total pledged securities	$879,731	$929,574

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Commercial real estate
Non-owner occupied term, net	$3,533,776	$3,545,566
Owner occupied term, net	2,411,098	2,496,088
Multifamily, net	3,389,034	3,514,774
Construction & development, net	757,462	678,740
Residential development, net	163,400	189,010
Commercial
Term, net	4,246,229	2,232,817
Lines of credit & other, net	894,782	1,212,393
Leases & equipment finance, net	1,496,650	1,465,489
Residential
Mortgage, net	4,042,416	4,215,424
Home equity loans & lines, net	1,172,697	1,237,512
Consumer & other, net	318,929	407,871
Total loans and leases, net of deferred fees and costs	$22,426,473	$21,195,684

The loan balances above include deferred costs, net of deferred fees, of $19.4 million and $71.9 million as of September 30, 2020 and December 31, 2019, respectively. In response to the COVID-19 crisis, the federal government created the Paycheck Protection Program ("PPP"), sponsored by the Small Business Administration ("SBA"), under the CARES Act. The Bank participated in the PPP to originate SBA loans designated to help businesses maintain their workforce and cover other working capital needs during the COVID-19 pandemic by funding 16,900 loans, totaling $2.0 billion in net loans, which are classified as commercial term loans. Net deferred costs are offset by $51.2 million in PPP loan related fees net of costs, which will be a yield adjustment over the remaining term of these loans. The loans are fully guaranteed by the SBA and the maximum term of the loans is either two or five years; however, the majority of the loan balances are expected to be forgiven by the SBA.

Net loans also include discounts on acquired loans of $20.7 million and $30.2 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, loans totaling $12.7 billion were pledged to secure borrowings and available lines of credit. The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. Interest accrued on loans totaled $70.9 million and $58.5 million as of September 30, 2020 and December 31, 2019, respectively, and is included in Other Assets.
The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the lease and equipment finance segment within the loans and leases, net line item. These leases typically have terms of three to five years and are considered to be direct financing leases. Interest income recognized on these leases was $6.7 million and $20.5 million for the three and nine months ended September 30, 2020, respectively, as compared to $8.1 million and $24.6 million for the three and nine months ended September 30, 2019, respectively.

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases. The following table summarizes the carrying value of loans and leases sold by major loan type during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Commercial real estate
Non-owner occupied term, net	$3,009	$16,467	$12,767	$24,229
Owner occupied term, net	6,138	2,780	15,330	15,751
Commercial
Term, net	8,628	7,670	28,780	23,633
Lines of credit & other, net	159	1,619	159	1,619
Leases & equipment finance, net	—	—	43	17,571
Residential
Mortgage, net	365	—	365	109
Total loans and leases sold, net	$18,299	$28,536	$57,444	$82,912

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

All forecasts are updated for each variable where applicable and incorporated as relevant into the ACL calculation. Actual credit loss results will differ from the estimate of credit losses, either in a strong economy or a recession, as our portfolio will change through time due to growth, risk mitigation actions and other factors. In addition, the scenarios used will differ and change through time as economic conditions change. Economic scenarios might not capture deterioration or improvement in the economy timely enough for the Bank to be able to adequately assess the impact to the ACL.

Select macroeconomic variables are projected over the forecast period, and they could have a material impact in determining the ACL. As the length of the forecast period increases, information about the future becomes less readily available and projections are inherently less certain.
The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate for all portfolio segments, during the three and nine months ended September 30, 2020, were primarily related to changes in the economic assumptions. The Bank opted to use Moody's Analytics August consensus economic forecast for estimating the ACL as of September 30, 2020. This scenario is based on Moody's Analytics review of a variety of surveys of baseline forecasts of the U.S. economy. These surveys vary in date of latest vintage, number of updates per year, list of variables forecast, duration of forecast, frequency of data (quarterly or annual), and the number of respondents to a survey. In the preparation of the Moody's Analytics consensus forecast, the focus is on the next three to five years, since that is the most typical duration in the surveyed results. Moody's Analytics approach is to give greater consideration to whatever forecasts were produced most recently, since they will include the most up-to-date historical information, and to those variables for which the number of surveyed responses is largest.

In the consensus scenario selected, the probability that the economy will perform better than this consensus is equal to the probability that it will perform worse and included the following factors:
•U.S. real GDP growth begins to decrease after the strong recovery but continues to be positive over both the short and long-term;
•U.S. unemployment rate average of 10.7% in the third quarter of 2020 and is expected to be 9.3% in the fourth quarter of 2020;
•very strong recovery with sustained growth in the fourth quarter of 2020, and continued slow growth thereafter;
•return to less than 5% unemployment by 2024.

The Bank uses an additional scenario that differs in terms of severity within the variables, both favorable and unfavorable, to assess sensitivity in the ACL results and to inform qualitative adjustments. The Bank selected the Moody's Analytics August S2 scenario for this analysis. In the scenario selected, there is a 75% probability that the economy will perform better, broadly speaking, and a 25% probability that it will perform worse; and the scenario includes the following factors:
•rising business bankruptcies and reduced consumer and business sentiment cause the economy to stall over the next several quarters;
•slow real GDP growth through 2021 with increases thereafter;
•U.S. unemployment rate average of 10.2% in the third quarter of 2020 and is expected to be 10.4% in the fourth quarter of 2020;
•very strong recovery in the current quarter of 2020, with substantially slower growth after the current quarter through the second quarter of 2021, then gradually increasing growth thereafter;
•return to less than 5% unemployment by 2025.

The results using the comparison scenario for sensitivity analysis were reviewed by management, but management believes the consensus scenario better reflects the estimated economic environment.

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

The Company evaluated each qualitative factor as of September 30, 2020, and concluded that a $40.6 million increase to the model results was appropriate for the allowance for credit losses on loans and leases, due to model limitations in the current economic environment. The Company also determined that a $5.0 million increase to the calculated results was appropriate for the RUC related to construction loans. Models were deemed to be under predicting losses, because certain economic variables were lagging indicators and had not yet shown the effects of the current recession, and models were not appropriately capturing elevated risk associated with payment deferral programs offered by the Bank.

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

The following tables summarize activity related to the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$152,828	$152,615	$40,548	$10,754	$356,745
(Recapture) provision for credit losses for loans and leases (1)	(18,834)	25,603	(5,641)	657	1,785
Charge-offs	—	(15,426)	(120)	(1,100)	(16,646)
Recoveries	61	2,044	407	653	3,165
Net recoveries (charge-offs)	61	(13,382)	287	(447)	(13,481)
Balance, end of period	$134,055	$164,836	$35,194	$10,964	$345,049
Reserve for unfunded commitments
Balance, beginning of period	$20,808	$2,921	$2,061	$578	$26,368
(Recapture) provision for credit losses on unfunded commitments (1)	(380)	(1,198)	(542)	58	(2,062)
Balance, end of period	20,428	1,723	1,519	636	24,306
Total allowance for credit losses	$154,483	$166,559	$36,713	$11,600	$369,355
(1) The total provision for credit losses as disclosed on the income statement includes a recapture of $61,000 for the three months ended September 30, 2020, related to an allowance for accrued interest on loans deferred due to COVID-19.

	Nine Months Ended September 30, 2020
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$50,847	$73,820	$24,714	$8,248	$157,629
Impact of adoption CECL	5,077	44,009	2,099	(1,186)	49,999
Adjusted balance, beginning of period	55,924	117,829	26,813	7,062	207,628
Provision for credit losses for loans and leases (1)	77,664	96,577	7,701	6,829	188,771
Charge-offs	—	(55,583)	(274)	(4,697)	(60,554)
Recoveries	467	6,013	954	1,770	9,204
Net recoveries (charge-offs)	467	(49,570)	680	(2,927)	(51,350)
Balance, end of period	$134,055	$164,836	$35,194	$10,964	$345,049
Reserve for unfunded commitments
Balance, beginning of period	$534	$2,539	$149	$1,884	$5,106
Impact of adoption CECL	4,030	(487)	1,267	(1,572)	3,238
Adjusted balance, beginning of period	4,564	2,052	1,416	312	8,344
Provision (recapture) for credit losses on unfunded commitments (1)	15,864	(329)	103	324	15,962
Balance, end of period	20,428	1,723	1,519	636	24,306
Total allowance for credit losses	$154,483	$166,559	$36,713	$11,600	$369,355
(1) The total provision for credit losses as disclosed on the income statement includes a provision of $99,000 for the nine months ended September 30, 2020, related to an allowance for accrued interest on loans deferred due to COVID-19.

The following tables summarize activity related to the allowance for loan and lease losses by loan and lease portfolio segment and the reserve for unfunded commitments for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$48,997	$68,353	$23,654	$10,065	$151,069
Provision	2,524	18,797	1,113	793	23,227
Charge-offs	(497)	(20,457)	(305)	(1,853)	(23,112)
Recoveries	177	4,263	94	570	5,104
Net charge-offs	(320)	(16,194)	(211)	(1,283)	(18,008)
Balance, end of period	$51,201	$70,956	$24,556	$9,575	$156,288
Reserve for unfunded commitments
Balance, beginning of period	$561	$2,595	$157	$1,544	$4,857
Provision (recapture) for credit losses on unfunded commitments	43	189	(55)	51	228
Balance, end of period	604	2,784	102	1,595	5,085
Total allowance for credit losses	$51,805	$73,740	$24,658	$11,170	$161,373

	Nine Months Ended September 30, 2019
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$47,904	$63,957	$22,034	$10,976	$144,871
Provision	5,599	46,135	2,630	1,899	56,263
Charge-offs	(3,035)	(48,364)	(507)	(5,065)	(56,971)
Recoveries	733	9,228	399	1,765	12,125
Net charge-offs	(2,302)	(39,136)	(108)	(3,300)	(44,846)
Balance, end of period	$51,201	$70,956	$24,556	$9,575	$156,288
Reserve for unfunded commitments
Balance, beginning of period	$628	$2,250	$160	$1,485	$4,523
(Recapture) provision for credit losses on unfunded commitments	(24)	534	(58)	110	562
Balance, end of period	604	2,784	102	1,595	5,085
Total allowance for credit losses	$51,805	$73,740	$24,658	$11,170	$161,373

The following table presents the unfunded commitments for the period ended September 30, 2020 and 2019:

(in thousands)	Total
Unfunded loan and lease commitments
September 30, 2020	$5,887,887
September 30, 2019	$5,744,307

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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements is determined by the LGD calculated by the CECL model and therefore leases and equipment finance agreements on non-accrual will have an allowance for credit losses until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the three and nine months ended September 30, 2020. As of September 30, 2020, loans of approximately $782.3 million are currently deferred under the CARES Act or interagency guidance and are classified as current as their contractual payments have been deferred.

The following tables present the amortized cost basis of the loans and leases past due, by loan and lease class, as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual (1)	Current	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$3,069	$8,959	$1,154	$13,182	$8,030	$3,512,564	$3,533,776
Owner occupied term, net	3,432	414	1	3,847	4,385	2,402,866	2,411,098
Multifamily, net	1,868	—	—	1,868	—	3,387,166	3,389,034
Construction & development, net	—	—	—	—	—	757,462	757,462
Residential development, net	—	—	—	—	—	163,400	163,400
Commercial
Term, net	389	57	—	446	10,103	4,235,680	4,246,229
Lines of credit & other, net	2,960	3,080	3	6,043	143	888,596	894,782
Leases & equipment finance, net	8,454	24,057	18,063	50,574	3,764	1,442,312	1,496,650
Residential
Mortgage, net (2)	1,190	3,386	29,593	34,169	—	4,008,247	4,042,416
Home equity loans & lines, net	1,411	1,443	1,769	4,623	—	1,168,074	1,172,697
Consumer & other, net	1,511	475	346	2,332	—	316,597	318,929
Total, net of deferred fees and costs	$24,284	$41,871	$50,929	$117,084	$26,425	$22,282,964	$22,426,473
(1) Loans and leases on non-accrual with an unamortized cost basis of $26.4 million had a related allowance for credit losses of $3.3 million at September 30, 2020.
(2) Includes government guaranteed GNMA mortgage loans that the Bank has the right but not the obligation to repurchase that are past due 90 days or more in relation to their original term, of which $19.3 million are classified as current as a result of COVID-19 related payment forbearance or deferral while $660,000 are classified as greater than 90 days past due.

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

Collateral Dependent Loans and Leases

The following table summarizes the amortized cost basis of the collateral dependent loans and leases by the type of collateral securing the assets as of September 30, 2020. There have been no significant changes in the level of collateralization from the prior periods.

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$7,786	$—	$—	$7,786
Owner occupied term, net	—	3,627	—	—	3,627
Commercial
Term, net	940	59	7,963	1,227	10,189
Line of credit & other, net	—	—	143	—	143
Leases & equipment finance, net	—	—	3,764	—	3,764
Residential
Mortgage, net	207,199	—	—	—	207,199
Home equity loans & lines, net	2,359	—	—	—	2,359
Total net of deferred fees and costs	$210,498	$11,472	$11,870	$1,227	$235,067

Troubled Debt Restructurings

At September 30, 2020 and December 31, 2019, troubled debt restructured loans of $15.8 million and $18.6 million, respectively, were classified as accruing TDR loans. The TDRs were granted in response to borrower financial difficulties, and generally provide for a temporary modification of loan repayment terms. In order for a new TDR loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

The following tables present TDR loans by accrual versus non-accrual status and by portfolio segment as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$1,356	$3,946	$5,302	8
Commercial, net	1,258	7,954	9,212	2
Residential, net	13,100	—	13,100	78
Consumer & other, net	105	—	105	5
Total, net of deferred fees and costs	$15,819	$11,900	$27,719	93

	December 31, 2019
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$3,968	$—	$3,968	3
Commercial, net	4,105	—	4,105	2
Residential, net	10,460	—	10,460	54
Consumer & other, net	43	—	43	3
Total, net of deferred fees and costs	$18,576	$—	$18,576	62

The following table presents loans that were determined to be TDRs during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Commercial real estate, net	$—	$—	$—	$118
Commercial, net	—	—	8,508	1,842
Residential, net	7,029	—	13,463	7
Consumer & other, net	—	—	74	—
Total, net of deferred fees and costs	$7,029	$—	$22,045	$1,967

For the periods presented in the table above, the outstanding recorded investment was the same pre and post modification and all modifications were combination modifications. There were $132,000 and $9.6 million in financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2020. There were no financing receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2019.

COVID-19 Related Payment Deferral and Forbearance

Due to the deterioration of the US economy resulting from the COVID-19 pandemic, the Company has had an increase in loan payment deferral and forbearance requests. Once a deferral or forbearance request is received, a late charge waiver is put in place and payments are suspended for an agreed-upon period. Accrued and unpaid interest during the deferral period will be collected upon the expiration of the deferral or on a regular repayment schedule at the end of the deferral period. For certain loan types, the maturity date may be extended one to six months to allow for full amortization. In accordance with the CARES Act and interagency guidance, these loans are generally classified based on their past due status prior to their deferral period, so they are classified as performing loans that accrue interest.

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

The Bank's risk rating methodology for its non-homogeneous loans and leases uses a dual risk rating approach to assess the credit risk. This approach uses two scales to provide a comprehensive assessment of credit default risk and recovery risk. The probability of default scale measures a borrower's credit default risk using risk ratings ranging from 1 to 16, where a higher rating represents higher risk. For non-homogeneous loans and leases, PD ratings of 1 through 9 are "pass" grades, while PD ratings of 10 and 11 are "watch" grades. PD ratings of 12-16 correspond to the regulatory-defined categories of special mention (12), substandard (13-14), doubtful (15), and loss (16). The loss given default scale measures the amount of loss that may not be recovered in the event of a default, using six alphabetic ratings from A-F, where a higher rating represents higher risk. The LGD scale quantifies recovery risk associated with an event of default and predicts the amount of loss that would be incurred on a loan or lease if a borrower were to experience a major default and includes variables that may be external to the borrower, such as industry, geographic location, and credit cycle stage. It could also include variables specific to the borrower such as their probability of default and bankruptcies as well as variables specific to the loan or lease, including collateral valuation, covenant structure and debt type. The product of the borrower's PD and a loan or lease LGD is the loan or lease expected loss, expressed as a percentage. This provides a common language of credit risk across different loans.

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

The following table represents the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of September 30, 2020:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
September 30, 2020	2020	2019	2018	2017	2016	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass	$391,145	$689,391	$498,018	$386,182	$363,588	$1,040,039	$3,166	$4,165	$3,375,694
Special mention	2,531	6,687	41,037	7,937	43,589	9,579	—	—	111,360
Substandard	859	6,322	19,997	3,079	2,564	13,559	—	—	46,380
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	342	—	—	342
Total non-owner occupied term, net	$394,535	$702,400	$559,052	$397,198	$409,741	$1,063,519	$3,166	$4,165	$3,533,776
Owner occupied term, net
Credit quality indicator:
Pass	$250,333	$426,560	$310,809	$343,877	$270,519	$677,020	$5,541	$795	$2,285,454
Special mention	3,670	10,898	40,098	15,996	3,450	9,024	—	—	83,136
Substandard	4,564	3,691	7,965	2,849	5,316	17,473	—	—	41,858
Doubtful	—	—	—	—	—	220	—	—	220
Loss	—	—	—	—	—	430	—	—	430
Total owner occupied term, net	$258,567	$441,149	$358,872	$362,722	$279,285	$704,167	$5,541	$795	$2,411,098
Multifamily, net
Credit quality indicator:
Pass	$211,471	$881,877	$625,317	$649,637	$301,816	$654,444	$28,110	$2,962	$3,355,634
Special mention	—	—	—	—	—	33,400	—	—	33,400
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$211,471	$881,877	$625,317	$649,637	$301,816	$687,844	$28,110	$2,962	$3,389,034
Construction & development, net
Credit quality indicator:
Pass	$61,200	$238,868	$282,156	$166,146	$6,901	$554	$—	$—	$755,825
Special mention	1,637	—	—	—	—	—	—	—	1,637
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$62,837	$238,868	$282,156	$166,146	$6,901	$554	$—	$—	$757,462

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
September 30, 2020	2020	2019	2018	2017	2016	Prior			Total
Residential development, net
Credit quality indicator:
Pass	$14,489	$8,244	$2,770	$—	$—	$—	$135,377	$2,520	$163,400
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$14,489	$8,244	$2,770	$—	$—	$—	$135,377	$2,520	$163,400

Total commercial real estate	$941,899	$2,272,538	$1,828,167	$1,575,703	$997,743	$2,456,084	$172,194	$10,442	$10,254,770

Commercial:
Term, net
Credit quality indicator:
Pass	$2,314,701	$352,092	$351,231	$254,727	$71,041	$235,495	$594,893	$28,230	$4,202,410
Special mention	2,985	307	1,427	786	2,993	3,596	585	435	13,114
Substandard	995	1,038	4,441	5,038	1,414	1,320	—	15,884	30,130
Doubtful	—	—	—	—	—	575	—	—	575
Loss	—	—	—	—	—	—	—	—	—
Total term, net	$2,318,681	$353,437	$357,099	$260,551	$75,448	$240,986	$595,478	$44,549	$4,246,229
Lines of credit & other, net
Credit quality indicator:
Pass	$17,429	$22,326	$25,574	$791	$2,558	$594	$734,015	$6,303	$809,590
Special mention	4,037	—	—	—	77	324	38,772	4,089	47,299
Substandard	573	517	—	—	252	940	29,218	6,390	37,890
Doubtful	—	—	—	—	—	—	1	1	2
Loss	—	—	—	—	—	—	1	—	1
Total lines of credit & other, net	$22,039	$22,843	$25,574	$791	$2,887	$1,858	$802,007	$16,783	$894,782
Leases & equipment finance, net
Credit quality indicator:
Pass	$409,148	$499,778	$275,149	$149,288	$77,733	$13,758	$—	$—	$1,424,854
Special mention	1,232	3,555	7,808	4,066	702	45	—	—	17,408
Substandard	2,181	9,466	14,242	4,588	2,419	5,384	—	—	38,280
Doubtful	892	5,194	4,809	2,937	1,205	169	—	—	15,206
Loss	228	100	298	62	157	57	—	—	902
Total leases & equipment finance, net	$413,681	$518,093	$302,306	$160,941	$82,216	$19,413	$—	$—	$1,496,650

Total commercial	$2,754,401	$894,373	$684,979	$422,283	$160,551	$262,257	$1,397,485	$61,332	$6,637,661

Residential:
Mortgage, net
Credit quality indicator:
Pass	$580,651	$1,281,752	$449,023	$462,024	$490,798	$744,660	$—	$—	$4,008,908
Special mention	—	—	197	1,206	142	3,030	—	—	4,575
Substandard	—	1,405	2,911	5,287	6,951	10,488	—	—	27,042
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	1,269	—	190	—	432	—	—	1,891
Total mortgage, net	$580,651	$1,284,426	$452,131	$468,707	$497,891	$758,610	$—	$—	$4,042,416

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
September 30, 2020	2020	2019	2018	2017	2016	Prior			Total
Home equity loans & lines, net
Credit quality indicator:
Pass	$73	$—	$21	$—	$259	$18,245	$1,110,441	$39,035	$1,168,074
Special mention	—	—	—	—	—	75	1,849	929	2,853
Substandard	—	—	—	—	—	74	392	604	1,070
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	130	433	137	700
Total home equity loans & lines, net	$73	$—	$21	$—	$259	$18,524	$1,113,115	$40,705	$1,172,697

Total residential	$580,724	$1,284,426	$452,152	$468,707	$498,150	$777,134	$1,113,115	$40,705	$5,215,113

Consumer & other, net:
Credit quality indicator:
Pass	$19,644	$25,713	$13,427	$59,830	$28,164	$15,626	$152,320	$1,874	$316,598
Special mention	—	49	45	233	224	122	1,225	88	1,986
Substandard	14	33	—	40	20	9	157	59	332
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	11	2	—	13
Total consumer & other, net	$19,658	$25,795	$13,472	$60,103	$28,408	$15,768	$153,704	$2,021	$318,929

Grand total	$4,296,682	$4,477,132	$2,978,770	$2,526,796	$1,684,852	$3,511,243	$2,836,498	$114,500	$22,426,473

Note 5 – Residential Mortgage Servicing Rights

The Company measures its residential mortgage servicing rights ("MSR") at fair value with changes in fair value reported in residential mortgage banking revenue. The following table presents the changes in the Company's residential mortgage servicing rights for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balance, beginning of period	$96,356	$139,780	$115,010	$169,025
Additions for new MSR capitalized	14,014	7,393	37,484	16,772
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,878)	(6,835)	(15,249)	(20,171)
Changes due to valuation inputs or assumptions (1)	(12,244)	11,045	(43,997)	(14,243)
Balance, end of period	$93,248	$151,383	$93,248	$151,383
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the Bank's serviced loan portfolio as of September 30, 2020 and December 31, 2019 is as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Balance of loans serviced for others	$12,964,361	$12,276,943
MSR as a percentage of serviced loans	0.72%	0.94%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue on the Condensed Consolidated Statements of Income, was $8.8 million and $26.2 million for the three and nine months ended September 30, 2020, respectively, as compared to $11.3 million and $33.2 million for the three and nine months ended September 30, 2019, respectively.

Note 6 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	September 30, 2020
Commitments to extend credit	$5,785,909
Forward sales commitments	$1,029,734
Commitments to originate residential mortgage loans held for sale	$950,570
Standby letters of credit	$101,978

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

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three and nine months ended September 30, 2020 and 2019. At September 30, 2020, approximately $91.5 million of standby letters of credit expire within one year, and $10.5 million expire thereafter.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of September 30, 2020, the Company had a residential mortgage loan repurchase reserve liability of $1.6 million. For loans sold to GNMA, the Bank has a unilateral right, but not the obligation, to repurchase loans that are past due 90 days or more. As of September 30, 2020, the Bank has recorded a liability for the loans subject to this repurchase right of $20.0 million, and has recorded these loans as part of the loan portfolio as if the Bank had repurchased these loans.

Commitments — In September 2020, the Company and its wholly-owned subsidiary Umpqua Investments, entered into an agreement to sell substantially all of the assets of Umpqua Investments to Steward Partners. Umpqua Investments is included within the Company's Wealth Management segment. The acquisition is expected to close in the first quarter of 2021, subject to customary closing conditions.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 71% and 76% of the Bank's loan and lease portfolio at September 30, 2020 and December 31, 2019, respectively. The decrease is related to PPP loans which are not real estate secured and will likely be short-term in duration. Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general or caused by the COVID-19 pandemic, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2020 and 2019.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2020, the Bank had commitments to originate mortgage loans held for sale totaling $950.6 million and forward sales commitments of $1.0 billion, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of September 30, 2020, the Bank had 884 interest rate swaps with an aggregate notional amount of $6.2 billion related to this program.  As of December 31, 2019, the Bank had 846 interest rate swaps with an aggregate notional amount of $5.7 billion related to this program.

At both September 30, 2020 and December 31, 2019, the termination value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $65,000 and $7.0 million, respectively. The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $103.1 million and $86.2 million as of September 30, 2020 and December 31, 2019, respectively.

The Bank's interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to derivative asset and liability. As of September 30, 2020 and December 31, 2019, the variation margin adjustments were negative adjustments of $374.8 million and $144.8 million, respectively.

The Bank incorporates credit valuation adjustments ("CVA") to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. The net CVA reduced the settlement values of the Bank's net derivative assets by $22.5 million and $9.1 million as of September 30, 2020 and December 31, 2019, respectively. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The Bank's derivative assets are included in other assets, while the derivative liabilities are included in other liabilities on the condensed consolidated balance sheet. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of September 30, 2020 and December 31, 2019:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Interest rate lock commitments	$28,839	$7,056	$—	$—
Interest rate forward sales commitments	814	105	2,843	1,351
Interest rate swaps	352,956	142,787	65	7,001
Foreign currency derivatives	562	626	525	456
Total derivative assets and liabilities	$383,171	$150,574	$3,433	$8,808

The following table summarizes the types of derivatives and the gains (losses) recorded during the three and nine months ended September 30, 2020 and 2019:

(in thousands)	Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instrument	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest rate lock commitments	$3,303	$922	$21,784	$2,313
Interest rate forward sales commitments	(11,650)	(2,467)	(51,952)	(11,875)
Interest rate swaps	1,765	(2,281)	(13,364)	(8,712)
Foreign currency derivatives	585	527	1,567	1,522
Total derivative losses	$(5,997)	$(3,299)	$(41,965)	$(16,752)

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income.

Note 8 – Earnings (Loss) Per Common Share

The following is a computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income (loss)	$124,871	$84,502	$(1,674,150)	$270,345

Weighted average number of common shares outstanding - basic	220,221	220,285	220,216	220,379
Effect of potentially dilutive common shares (1)	197	298	—	263
Weighted average number of common shares outstanding - diluted	220,418	220,583	220,216	220,642
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.57	$0.38	$(7.60)	$1.23
Diluted	$0.57	$0.38	$(7.60)	$1.23
(1)Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.

There were 763,000 and 1.2 million weighted average outstanding restricted shares that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three and nine months ended September 30, 2020, respectively.

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

Management monitors the Company's results using an internal performance measurement accounting system, which provides line of business results and key performance measures. The application and development of these management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable segment may be periodically revised retrospectively. In the current period, certain business banking related departments were moved from Retail Bank to Wholesale Bank to realign with Umpqua's strategic goals. The prior periods have been revised accordingly.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended September 30, 2020
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other (2)	Consolidated
Net interest income	$118,913	$5,777	$57,938	$17,937	$16,009	$216,574
Provision (recapture) for credit losses	5,999	(572)	(78)	(5,753)	66	(338)
Non-interest income	15,298	4,007	18,481	90,593	3,545	131,924
Non-interest expense	60,935	8,050	58,666	49,014	13,542	190,207
Income before income taxes	67,277	2,306	17,831	65,269	5,946	158,629
Provision (benefit) for income taxes (1)	14,317	577	3,795	16,317	(1,248)	33,758
Net income	$52,960	$1,729	$14,036	$48,952	$7,194	$124,871

Notable fair value adjustments included in non-interest income:
Residential mortgage servicing rights	$—	$—	$—	$(17,122)	$—	$(17,122)
Interest rate swaps	1,765	—	—	—	—	1,765
(1) The Wholesale Bank and Retail Bank do not have the standard tax rate of 25% allocated in 2020 due to the impact of the goodwill impairment on these reporting units.
(2) The Corporate & Other segment reflects the recording of the deferred fees and costs on loans originated during the period, as the loan fees and costs are reflected within net interest income and non-interest expense, respectively, upon loan origination for the Wholesale Bank, Retail Bank, Home Lending, and Wealth Management segments.

	Nine Months Ended September 30, 2020
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other (2)	Consolidated
Net interest income (loss)	$422,622	$16,837	$208,453	$49,465	$(49,765)	$647,612
Provision for credit losses	187,766	3,917	7,715	5,294	140	204,832
Non-interest income	29,635	12,865	43,566	192,323	9,660	288,049
Goodwill impairment	1,033,744	—	751,192	—	—	1,784,936
Non-interest expense (excluding goodwill impairment)	179,762	24,374	178,333	133,373	33,997	549,839
(Loss) income before income taxes	(949,015)	1,411	(685,221)	103,121	(74,242)	(1,603,946)
Provision (benefit) for income taxes (1)	41,538	353	29,992	25,780	(27,459)	70,204
Net (loss) income	$(990,553)	$1,058	$(715,213)	$77,341	$(46,783)	$(1,674,150)

Notable fair value adjustments included in non-interest income:
Residential mortgage servicing rights	$—	$—	$—	$(59,246)	$—	$(59,246)
Interest rate swaps	(13,364)	—	—	—	—	(13,364)
(1) The Wholesale Bank and Retail Bank do not have the standard tax rate of 25% allocated in 2020 due to the impact of the goodwill impairment on these reporting units.
(2) The Corporate & Other segment reflects the recording of the deferred fees and costs on loans originated during the period, as the loan fees and costs are reflected within net interest income and non-interest expense, respectively, upon loan origination for the Wholesale Bank, Retail Bank, Home Lending, and Wealth Management segments.

	Three Months Ended September 30, 2019
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$113,151	$5,491	$82,130	$13,039	$15,162	$228,973
Provision for loan and lease losses	20,807	5	1,242	904	269	23,227
Non-interest income	16,275	4,713	15,974	47,161	4,389	88,512
Non-interest expense	60,663	10,003	64,586	36,750	11,588	183,590
Income before income taxes	47,956	196	32,276	22,546	7,694	110,668
Provision for income taxes	11,989	49	8,069	5,637	422	26,166
Net income	$35,967	$147	$24,207	$16,909	$7,272	$84,502

Notable fair value adjustments included in non-interest income:
Residential mortgage servicing rights	$—	$—	$—	$4,210	$—	$4,210
Interest rate swaps	(2,281)	—	—	—	—	(2,281)

	Nine Months Ended September 30, 2019
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$333,953	$17,964	$254,985	$33,793	$53,125	$693,820
Provision for loan and lease losses	50,190	826	2,584	1,953	710	56,263
Non-interest income	39,287	13,953	47,036	68,067	87,732	256,075
Non-interest expense	172,852	28,496	193,568	98,496	42,185	535,597
Income before income taxes	150,198	2,595	105,869	1,411	97,962	358,035
Provision for income taxes	37,549	649	26,467	353	22,672	87,690
Net income	$112,649	$1,946	$79,402	$1,058	$75,290	$270,345

Notable fair value adjustments included in non-interest income:
Residential mortgage servicing rights	$—	$—	$—	$(34,414)	$—	$(34,414)
Interest rate swaps	(8,712)	—	—	—	—	(8,712)

	September 30, 2020
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$17,009,192	$776,171	$1,596,435	$4,356,884	$5,698,759	$29,437,441
Total loans and leases	$16,675,987	$756,715	$1,510,440	$3,533,990	$(50,659)	$22,426,473
Total deposits	$5,375,438	$1,281,811	$15,461,369	$576,003	$1,975,162	$24,669,783

	December 31, 2019
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Total assets	$15,404,164	$710,873	$1,753,682	$4,423,869	$6,554,221	$28,846,809
Total loans and leases	$15,119,857	$693,569	$1,671,472	$3,768,584	$(57,798)	$21,195,684
Total deposits	$4,462,630	$1,221,869	$13,548,089	$279,226	$2,969,690	$22,481,504

Note 10 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of September 30, 2020 and December 31, 2019, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

		September 30, 2020		December 31, 2019
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$2,219,727	$2,219,727	$1,362,756	$1,362,756
Equity and other investment securities	1,2	82,769	82,769	80,165	80,165
Investment securities available for sale	2	2,898,700	2,898,700	2,814,682	2,814,682
Investment securities held to maturity	3	3,088	3,950	3,260	4,263
Loans held for sale, at fair value	2	683,960	683,960	513,431	513,431
Loans and leases, net	3	22,081,424	22,458,575	21,038,055	21,274,319
Restricted equity securities	1	50,062	50,062	46,463	46,463
Residential mortgage servicing rights	3	93,248	93,248	115,010	115,010
Bank owned life insurance	1	326,120	326,120	320,611	320,611
Derivatives	2,3	383,171	383,171	150,574	150,574
Financial liabilities:
Deposits	1,2	$24,669,783	$24,699,587	$22,481,504	$22,503,916
Securities sold under agreements to repurchase	2	388,028	388,028	311,308	311,308
Borrowings	2	996,520	1,001,504	906,635	906,160
Junior subordinated debentures, at fair value	3	247,045	247,045	274,812	274,812
Junior subordinated debentures, at amortized cost	3	88,325	65,833	88,496	70,909
Derivatives	2	3,433	3,433	8,808	8,808

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$70,376	$53,039	$17,337	$—
Equity securities held in rabbi trusts	11,721	11,721	—	—
Other investments securities (1)	672	—	672	—
Investment securities available for sale
U.S. Treasury and agencies	757,953	—	757,953	—
Obligations of states and political subdivisions	264,487	—	264,487	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,876,260	—	1,876,260	—
Loans held for sale, at fair value	683,960	—	683,960	—
Residential mortgage servicing rights, at fair value	93,248	—	—	93,248
Derivatives
Interest rate lock commitments	28,839	—	—	28,839
Interest rate forward sales commitments	814	—	814	—
Interest rate swaps	352,956	—	352,956	—
Foreign currency derivative	562	—	562	—
Total assets measured at fair value	$4,141,848	$64,760	$3,955,001	$122,087
Financial liabilities:
Junior subordinated debentures, at fair value	$247,045	$—	$—	$247,045
Derivatives
Interest rate forward sales commitments	2,843	—	2,843	—
Interest rate swaps	65	—	65	—
Foreign currency derivative	525	—	525	—
Total liabilities measured at fair value	$250,478	$—	$3,433	$247,045
(1) Other investment securities includes securities held by Umpqua Investments as trading debt securities.

(in thousands)	December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$67,133	$52,096	$15,037	$—
Equity securities held in rabbi trusts	12,147	12,147	—	—
Other investments securities (1)	885	—	885	—
Investment securities available for sale
U.S. Treasury and agencies	643,604	—	643,604	—
Obligations of states and political subdivisions	261,094	—	261,094	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,909,984	—	1,909,984	—
Loans held for sale, at fair value	513,431	—	513,431	—
Residential mortgage servicing rights, at fair value	115,010	—	—	115,010
Derivatives
Interest rate lock commitments	7,056	—	—	7,056
Interest rate forward sales commitments	105	—	105	—
Interest rate swaps	142,787	—	142,787	—
Foreign currency derivative	626	—	626	—
Total assets measured at fair value	$3,673,862	$64,243	$3,487,553	$122,066
Financial liabilities:
Junior subordinated debentures, at fair value	$274,812	$—	$—	$274,812
Derivatives
Interest rate forward sales commitments	1,351	—	1,351	—
Interest rate swaps	7,001	—	7,001	—
Foreign currency derivative	456	—	456	—
Total liabilities measured at fair value	$283,620	$—	$8,808	$274,812
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

Junior Subordinated Debentures— The fair value of junior subordinated debentures is estimated using an income approach valuation technique.  The significant inputs utilized in the estimation of fair value of these instruments are the credit risk adjusted spread and three-month LIBOR. The credit risk adjusted spread represents the nonperformance risk of the liability, contemplating the inherent risk of the obligation. The Company periodically utilizes a valuation firm to determine or validate the reasonableness of inputs and factors that are used to determine the fair value. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants.  Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, the Company has classified this as a Level 3 fair value measurement.

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2020, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2020:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Residential mortgage servicing rights	$93,248	Discounted cash flow
			Constant prepayment rate	9.68 - 79.94%	18.10%
			Discount rate	9.50 - 12.50%	9.74%
Interest rate lock commitments	$28,839	Internal pricing model
			Pull-through rate	49.79 - 100.00%	84.78%
Junior subordinated debentures	$247,045	Discounted cash flow
			Credit spread	4.36 - 5.78%	4.94%

Generally, increases in the constant prepayment rate or the discount rate utilized in the fair value measurement of the residential mortgage servicing rights will result in a decrease in fair value. Conversely, decreases in the constant prepayment rate or the discount rate will result in an increase in fair value.

An increase in the pull-through rate utilized in the fair value measurement of the interest rate lock commitment derivative will result in an increase in the fair value measurement. Conversely, a decrease in the pull-through rate will result in a decrease in the fair value measurement.

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, which is an inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt. The widening of the credit risk adjusted spread above the Company's contractual spreads has primarily contributed to the decrease in the estimated fair value.  Future contractions in the instrument-specific credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of September 30, 2020, or the passage of time, will result in an increase in the estimated fair value.  Generally, an increase in the credit spread will result in a decrease in the estimated fair value. Conversely, a decrease in the credit spread will result in an increase in the estimated fair value.

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$96,356	$25,537	$232,936	$139,780	$8,149	$277,028
Transfer out of level 3	—	—	—	(36,191)	—	—
Change included in earnings	(17,122)	3,723	2,536	4,210	1,456	4,495
Change in fair values included in comprehensive income/loss	—	—	14,555	—	—	(8,450)
Purchases and issuances	14,014	55,854	—	7,393	9,027	—
Sales and settlements	—	(56,275)	(2,982)	—	(9,562)	(5,275)
Ending balance	$93,248	$28,839	$247,045	$115,192	$9,070	$267,798
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$(12,244)	$28,839	$2,536	$11,045	$9,070	$4,495
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$14,555	$—	$—	$(8,450)

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning Balance	$115,010	$7,056	$274,812	$169,025	$6,757	$300,870
Transfer out of level 3	—	—	—	(36,191)	—	—
Change included in earnings	(59,246)	10,946	9,509	(34,414)	4,455	13,952
Change in fair values included in comprehensive income/loss	—	—	(26,857)	—	—	(32,254)
Purchases and issuances	37,484	130,862	—	16,772	21,318	—
Sales and settlements	—	(120,025)	(10,419)	—	(23,460)	(14,770)
Ending Balance	$93,248	$28,839	$247,045	$115,192	$9,070	$267,798
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$(43,997)	$28,839	$9,509	$(14,243)	$9,070	$13,952
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$(26,857)	$—	$—	$(32,254)

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

The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, the unrealized losses on fair value of junior subordinated debentures of $14.6 million and unrealized gains of $26.9 million, respectively, for the three and nine months ended September 30, 2020, are recorded net of tax as an other comprehensive loss of $10.8 million and other comprehensive income of $20.0 million, respectively. Comparatively, unrealized gains of $8.5 million and $32.3 million, respectively, were recorded net of tax as an other comprehensive income of $6.3 million and $24.0 million for the three and nine months ended September 30, 2019. The gain recorded for the nine months ended September 30, 2020 is due mostly to an overall increase in the discount rates due to an increase in the credit spread, in addition to the implied forward curve shifting lower. The loss recorded for the three months ended September 30, 2020 was due primarily to a decrease in the credit spread which resulted in a lower discount rate and an increase in the forward curve partially offset by an increase in the spot curve.

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

	September 30, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$8,231	$—	$—	$8,231
Goodwill (Wholesale Bank and Retail Bank)	—	—	—	—
Other real estate owned	2,046	—	—	2,046
Total assets measured at fair value on a nonrecurring basis	$10,277	$—	$—	$10,277

	December 31, 2019
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$18,134	$—	$—	$18,134
Other real estate owned	2,079	—	—	2,079
Total assets measured at fair value on a nonrecurring basis	$20,213	$—	$—	$20,213

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Loans and leases	$14,797	$20,435	$53,336	$51,212
Goodwill impairment (Wholesale Bank and Retail Bank)	—	—	1,784,936	—
Other real estate owned	352	279	499	3,013
Total loss from nonrecurring measurements	$15,149	$20,714	$1,838,771	$54,225

Goodwill was evaluated for impairment as of March 31, 2020, for the Retail Bank and Wholesale Bank reporting units. Refer to Note 11 - Goodwill, for discussion of the Company's goodwill impairment analysis.

The following provides a description of the valuation technique and inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis, excluding goodwill. Unobservable inputs and qualitative information about the unobservable inputs are not presented as the fair value is determined by third-party information for loans and leases and other real estate owned.

The loans and leases amounts above represent collateral dependent loans and leases that have been adjusted to fair value.  When a loan or non-homogeneous lease is identified as collateral dependent, the Bank measures the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan or lease, the fair value of collateral is generally estimated by obtaining external appraisals, but in some cases, the value of the collateral may be estimated as having little to no value.  When a homogeneous lease or equipment finance agreement becomes 181 days past due, it is determined that the collateral has little to no value. If it is determined that the value of the collateral dependent loan or lease is less than its recorded investment, the Bank recognizes this impairment and adjusts the carrying value of the loan or lease to fair value, less costs to sell, through the allowance for credit losses. The loss represents charge-offs on collateral dependent loans and leases for fair value adjustments based on the fair value of collateral.

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$677,773	$644,507	$33,266	$513,431	$496,683	$16,748

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three and nine months ended September 30, 2020, the Company recorded a net increase in fair value of $2.2 million and $16.5 million, respectively. For the three and nine months ended September 30, 2019, the Company recorded a net decrease in fair value of $1.9 million and an increase of $5.8 million, respectively.

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

Note 11 – Goodwill

At September 30, 2020, goodwill totaled $2.7 million, after a goodwill impairment of $1.8 billion was recorded as of March 31, 2020. Goodwill was $1.8 billion at December 31, 2019. Goodwill is required to be allocated to reporting units, which the Company has determined to be the same as its operating segments.

The following table summarizes the change in the Company's goodwill for the nine months ended September 30, 2020:

	Goodwill
(in thousands)	Gross	Accumulated Impairment	Total
Balance, December 31, 2019	$1,900,727	$(113,076)	$1,787,651
Goodwill impairment	—	(1,784,936)	(1,784,936)
Balance, September 30, 2020	$1,900,727	$(1,898,012)	$2,715

As of September 30, 2020 and December 31, 2019, goodwill was allocated to the reporting units as follows:

	Goodwill
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Total
Allocated goodwill, December 31, 2019	$1,033,744	$2,715	$751,192	$1,787,651
Goodwill impairment	(1,033,744)	—	(751,192)	(1,784,936)
Allocated goodwill, September 30, 2020	$—	$2,715	$—	$2,715

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

Upon completing the quantitative impairment analysis as of March 31, 2020, the Company recorded a goodwill impairment of $1.8 billion, which represented the entire amount of goodwill allocated to the Wholesale Bank and Retail Bank reporting units. The remaining goodwill of $2.7 million after the impairment relates to the Wealth Management reporting unit. As of September 30, 2020, the Company updated its goodwill impairment analysis for the Wealth Management reporting unit by assessing qualitative factors to determine whether the existence of events and circumstances indicated that it is more likely than not that goodwill is impaired. Based upon that assessment, the Company determined that there were no additional factors indicating impairment and no further testing was determined to be necessary as of September 30, 2020.

Note 12 - Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states and in Canada. As of September 30, 2020, the Company has a net deferred tax liability of $13.2 million, which includes $2.0 million of state net operating loss ("NOL") carry-forwards, expiring in tax years 2029-2031. The Company believes that it is more likely than not that the benefit from only certain state NOL carry-forwards will not be realized and therefore has provided a valuation allowance of $1.1 million against the deferred tax assets relating to these NOL carry-forwards. The Company had gross unrecognized tax benefits of $4.3 million as of September 30, 2020. If recognized, the unrecognized tax benefit would reduce the 2020 annual effective tax rate by 0.27%.

The Company's consolidated effective tax rate as a percentage of pre-tax income (loss) for the three and nine months ended September 30, 2020 was 21.3% and (4.4)%, respectively, as compared to 23.6% and 24.5% for the three and nine months ended September 30, 2019. The effective tax rate decreased from the prior year primarily due to the impairment of non-deductible goodwill during the nine months ended September 30, 2020. Additionally, the effective tax rates differed from the statutory rate principally because of state taxes, non-taxable income arising from bank owned life insurance, income on tax-exempt investment securities, non-deductible FDIC premiums and tax credits arising from low-income housing investments.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends" and "forecast," and words or phrases of similar meaning. We make forward-looking statements about the projected impact on our business operations of the COVID-19 pandemic; Next Gen 2.0 initiatives including store consolidations, operational improvements, and facilities rationalizations; the sale of substantially all of the assets of Umpqua Investments; LIBOR; derivatives and hedging; the results and performance of models and economic forecasts used in our calculation of the ACL; projected sources of funds and the Company's liquidity position; our securities portfolio; loan sales; adequacy of our allowance for credit losses, including the reserve for unfunded commitments; provision for credit losses; non-performing loans and future losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; PPP forgiveness and SBA fees; the economic environment; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including mortgage servicing rights values and sensitivity analyses; tax rates; and the effect of accounting pronouncements and changes in accounting methodology. Risks that could cause results to differ from forward-looking statements we make are set forth in our filings with the SEC and include, without limitation: current and future economic and market conditions, including the effects of declines in housing and commercial real estate prices, high unemployment rates, and any slowdown in economic growth particularly in the western United States; the length and immediate and long-term effects of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and demand for our products; economic forecast variables that are either materially worse or better than end of quarter projections and deterioration in the economy that exceeds current consensus estimates; our ability to effectively manage problem credits; our ability to successfully implement technology, efficiency and operational excellence initiatives; our ability to successfully develop and market new products and technology; changes in laws or regulations; our ability to meet the closing conditions to complete the sale of Umpqua Investments' assets; interest in our stores from potential purchasers; and our ability to successfully negotiate with landlords or reconfigure facilities. We also caution that the amount and timing of any future common stock dividends or repurchases will depend on the earnings, cash requirements and financial condition of the Company, market conditions, capital requirements, applicable law and regulations (including federal securities laws and state and federal banking laws and regulations), and other factors deemed relevant by the Company's Board of Directors, and will be subject to regulatory approval or conditions. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. The COVID-19 pandemic, including the governmental reaction to COVID-19 and the economic impacts, may materially impact our business, liquidity and financial position, results of operations, and stock price, as more fully described in Part II Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission (the "SEC") and the following factors that might cause actual results to differ materially from those presented:
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

Umpqua Investments is a registered broker-dealer and registered investment advisor with offices in Oregon, Washington, and California, and also offers products and services through Umpqua Bank stores. Umpqua Investments offers a full range of investment products and services including: stocks, fixed income securities (municipal, corporate, and government bonds, CDs, and money market instruments), mutual funds, annuities, options, retirement planning, advisory account services, goals-based planning and insurance. In September 2020, the Company entered into an agreement to sell substantially all of the assets of Umpqua Investments to Steward Partners. The acquisition is expected to close in the first quarter of 2021.

Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes regular examinations by these regulatory agencies.

Executive Overview

Recent Developments – COVID-19

We expect that the COVID-19 pandemic and the related governmental reaction will continue to negatively impact the economy and our business including our results of operations and stock price among other negative impacts. The government's reactions to the COVID-19 pandemic has also had a positive impact on our business, including our involvement in the PPP, as well as increased mortgage loan production fueled by the decline in interest rates, although these benefits may be short-term in nature. The risks to our business are more fully described in Part II, item 1A "Risk Factors" of this Quarterly Report on Form 10-Q. We are closely monitoring the impact of COVID-19 on all aspects of our business.

At this time, we are unable to predict the extent and magnitude of the negative impact on our business of the COVID-19 pandemic and related governmental reaction due to numerous uncertainties. To limit the impact of COVID-19 on our business operations, customers and associates, we have modified our operations to comply with multiple state-level proclamations and Centers for Disease Control and Prevention ("CDC") guidance and best practices by restricting travel, maintaining remote work programs for associates, restricting lobby access to stores and having customers bank by appointment, online, or via our app, increasing facilities cleaning scope and frequency, and deploying resources for new programs such as the Payroll Protection Program ("PPP"). We have also addressed other customer needs during the pandemic by continuing to offer our Umpqua Go-To® application which offers customers and associates a safe and effective way to conduct banking. As of September 30, 2020, we funded approximately 16,900 PPP loans, totaling $2.0 billion, to help businesses maintain their workforce and cover other working capital needs during the COVID-19 pandemic.

We have increased our community support by allocating $3.0 million in grants and investments to organizations providing COVID-19 community relief and small business microloans, activating an associate 3:1 giving match to donations, and initiating virtual volunteerism opportunities. We enhanced associate benefits by introducing supplemental front line associate pay, providing a pandemic pay bank for associates needing additional paid time off due to COVID-19 impacts, and implementing flexible work rotations and remote work for higher-risk associates.

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

Due to the COVID-19 pandemic, the Umpqua Go-To® application's message volumes have increased as the application provides customers and bankers with a socially-distant way to conduct transactions and get answers to critical questions. During this difficult time, we continue to focus on operational excellence and on the well-being of our customers, associates, and communities.

Social Justice Initiatives

As part of our community support, Umpqua prioritized strategic investments and resource allocation to support minority-owned businesses, which are most vulnerable during the pandemic. This support includes $750,000 in community development and Equity Equivalent ("EQ2") investments to provide support for women and minority owned businesses. Umpqua bankers are providing expertise through virtual volunteering programs and small business banker's hours. We are also providing free use of space at local stores in numerous localities to support their small businesses.

Wildfire Support

Due to the recent wildfires impacting the West Coast, Umpqua has committed $750,000 in relief across our footprint, including $100,000 in grants for response and recovery; $350,000 in EQ2 to support impacted small businesses in Oregon and $300,000 in EQ2 to support small businesses in California and Washington. We also activated our 3:1 match program to include wildfire relief and increased the eligible associate match. In addition, we support active associate volunteering to organize supply drives, sharing critical information, as well as donating money, time, talent, space, and resources as Umpqua associates are active in the many communities impacted by the wildfires.

The following is a discussion of our results for the three and nine months ended September 30, 2020 as compared to the applicable prior periods.

Financial Performance

•Net income per diluted common share was $0.57 and net loss per diluted common share was $7.60 for the three and nine months ended September 30, 2020, respectively, as compared to net income per diluted common share of $0.38 and $1.23 for the three and nine months ended September 30, 2019.  The increase in net income for the three months ended September 30, 2020, is due primarily to an increase in residential mortgage banking income. The net loss for the nine months ended September 30, 2020, is due to the goodwill impairment, increased provision for credit losses, as well as interest margin compression.

•As of March 31, 2020, the Company recorded a goodwill impairment of $1.8 billion. An interim impairment analysis was completed due to the decline in the economic environment, specifically the impact of significant decreases in interest rates, declines in the Company's stock price, as well as potentially higher credit losses. The non-cash goodwill impairment recorded does not impact tangible equity or our regulatory capital ratios. There was no further goodwill impairment indicated as of September 30, 2020.

•Net interest margin, on a tax equivalent basis, was 3.08% and 3.19% for the three and nine months ended September 30, 2020, respectively, as compared to 3.63% and 3.78% for the three and nine months ended September 30, 2019.  The decrease in net interest margin for the three and nine months ended September 30, 2020, compared to the same periods in the prior year, was driven by lower yields on interest-earning assets offset by higher volume, due to the interest rate cuts that the Federal Reserve instituted as a response to the COVID-19 pandemic. The decrease was partially offset by a reduction in the cost of interest-bearing liabilities from the Company's management of the cost of our funding sources.

•Residential mortgage banking revenue was $90.4 million and $191.8 million for the three and nine months ended September 30, 2020, respectively, as compared to $47.0 million and $67.8 million for the three and nine months ended September 30, 2019.  The increase in residential mortgage banking revenue for the three and nine months ended September 30, 2020 was primarily driven by an increase in originations in the current year due to elevated refinance demand due to lower interest rates. This resulted in increases in the income from the origination and sale of residential mortgages of $67.3 million and $155.9 million, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year. This was offset by higher origination expense and by losses on the fair value of the MSR asset due to increases in the prepayment speeds.

•For-sale mortgage closed loan volume increased by 128% and 141% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year. In addition, the gain on sale margin increased to 5.13% and 4.59%, for the three and nine months ended September 30, 2020, respectively, as compared to 3.72% and 3.40% in the same periods of the prior year. The increase in the gain on sale margin is due to constrained industry capacity.

•Total gross loans and leases were $22.4 billion as of September 30, 2020, an increase of $1.2 billion, as compared to December 31, 2019.  The increase in total loans is primarily due to the production of approximately 16,900 PPP loans totaling $2.0 billion, net of deferred fees and costs. Excluding PPP loan production, loan balances declined due to reduced origination activity in the current economic environment.

•Total deposits were $24.7 billion as of September 30, 2020, an increase of $2.2 billion, compared to December 31, 2019.  This increase was due to growth in non-interest bearing demand deposits, which is attributable to an increase in commercial customers' non-interest bearing accounts to increase their liquidity position, and personal customers decreasing discretionary spending. This increase is partially offset by decreases in time deposits.

•Total consolidated assets were $29.4 billion as of September 30, 2020, compared to $28.8 billion at December 31, 2019. The increase was mainly due to the increase in loans due to PPP loan production and an increase in on-balance sheet liquidity, offset by the goodwill impairment recorded in the first quarter of 2020 and an increase in the allowance for credit losses.

•The Company participates in the PPP, offering loans to both customers and non-customers throughout our footprint. As of September 30, 2020, the Company had processed approximately 16,900 PPP loans and funded $2.0 billion in PPP loans, with an average customer loan balance of $122,000. The PPP loans will increase loan balances temporarily as PPP specific loan balances will decline as customers complete the applicable loan forgiveness process through the Company and the SBA.

Credit Quality

•Non-performing assets increased to $79.1 million, or 0.27% of total assets, as of September 30, 2020, as compared to $67.5 million, or 0.23% of total assets, as of December 31, 2019. Non-performing loans and leases were $76.7 million, or 0.34% of total loans and leases, as of September 30, 2020, as compared to $64.2 million, or 0.30% of total loans and leases, as of December 31, 2019.

•The allowance for credit losses on loans and leases was $345.0 million, as of September 30, 2020, an increase of $187.4 million, as compared to December 31, 2019. The reserve for unfunded commitments was $24.3 million, as of September 30, 2020, an increase of $19.2 million, as compared to December 31, 2019. The significant increases in the allowances for credit losses are due to the economic forecasts anticipating a continued economic downturn as a result of the COVID-19 pandemic, as well as the implementation of CECL. The initial adjustment to the allowance for credit losses, which includes the allowance for credit losses on loans and leases and the reserve for unfunded commitments, with the adoption of CECL as of January 1, 2020, was $53.2 million.

•The recapture of credit losses was $338,000 for the three months ended September 30, 2020. The provision for credit losses was $204.8 million for the nine months ended September 30, 2020. This was compared to a provision for credit losses (including the provision related to the RUC) of $23.5 million and $56.8 million, respectively, for the three and nine months ended September 30, 2019. The decrease for the three months ended September 30, 2020, compared to the same period in 2019, was attributed to a stabilization of credit quality metrics and economic forecasts used in credit models as of September 30, 2020, along with a decline in loan balances for the three month period. The increase for the nine months ended September 30, 2020, compared to the same period of the prior year, was attributable to the economic forecasts influenced by the COVID-19 pandemic used in the CECL calculation of the allowance for credit losses. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended September 30, 2020 was zero due to the small recapture, and for the nine months ended was 1.24%, as compared to 0.44% and 0.37% for the same periods in 2019.

Liquidity
•Total cash and cash equivalents was $2.2 billion as of September 30, 2020, an increase of $857.0 million from December 31, 2019. The increase in cash and cash equivalents reflects the Bank's current liquidity strategy to have an elevated on-balance sheet liquidity position to further enhance flexibility due to the increased market volatility and uncertainty as a result of the COVID-19 pandemic.

Capital and Growth Initiatives

•Umpqua launched "Next Gen 2.0" a continuation of our initiative to modernize the Bank. Like its predecessor, the Next Gen 2.0 program includes initiatives to grow revenue, invest in strategic areas for future growth, including technology and digital enhancements, and to continue to advance operational excellence goals to reduce operating costs and invest in strategic growth opportunities. We’re building on the strong foundation established over the past few years to continue streamlining the company’s operations in order to accelerate the development of a highly differentiated, human digital customer experience.

•The Company's total risk based capital ratio was 15.0% and its Tier 1 common to risk weighted assets ratio was 11.7% as of September 30, 2020. As of December 31, 2019, the Company's total risk based capital ratio was 14.0% and its Tier 1 common to risk weighted assets ratio was 11.2%.

•The Company paid a quarterly cash dividend of $0.21 per common share on August 31, 2020 to shareholders of record as of August 20, 2020. The Company has shifted the timing of any dividend declarations from historical intra-quarter announcements to after quarterly earnings are finalized and applicable regulatory approval processes are complete.

Summary of Critical Accounting Policies

Our critical accounting policies are described in detail in the Summary of Critical Accounting Policies section of the Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. As of January 1, 2020, the Company implemented CECL, and due to the significance of the implementation, the following Allowance for Credit Losses Policy has been updated from the policies disclosed in our prior year financial statements. The Company's critical accounting policies also include residential mortgage servicing rights, valuation of goodwill, and fair value. There have been no other material changes to the valuation techniques or models during the nine months ended September 30, 2020.

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

Loans and leases deemed to be collateral dependent or reasonably expected troubled debt restructured or troubled debt restructured are individually evaluated for loss based on the value of the underlying collateral or a discounted cash flow analysis.

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

Management believes that the ACL was adequate as of September 30, 2020. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could result in additional provision for loan and lease losses in future periods.

Results of Operations

Overview

For the three months ended September 30, 2020, net income was $124.9 million or $0.57 per diluted common share, and for the nine months ended September 30, 2020, the net loss was $1.7 billion or $7.60 loss per diluted common share, which compares to net income of $84.5 million or $0.38 per diluted common share and $270.3 million or $1.23 per diluted common share for the three and nine months ended September 30, 2019, respectively.

The increase in net income for the three months ended September 30, 2020, compared to the same period of the prior year is attributable to an increase in non-interest income due mainly to increased residential mortgage banking revenue from strong mortgage production in the quarter, a decrease in interest expense, as well as a decrease in provision for credit losses, offset partially by a decrease in interest income and an increase in non-interest expenses during the period.

The decrease in interest expense was driven by a decrease in the expense on time deposits due to lower brokered deposits as the Company has allowed these higher-cost deposits to runoff, as well as the Company reducing promotional and exception pricing on customer money market and time deposits. The decrease in the provison for credit losses for the three months ended September 30, 2020, compared to the same period in 2019, was attributed to a stabilization of credit quality metrics and economic forecasts used in credit models as of September 30, 2020, along with a decline in loan balances for the three month period. The decrease in interest income is driven by lower average yields on interest-earning assets as market or index rates continued to decline. The increase in non-interest expense is due mainly to an increase in home lending compensation related to higher origination volumes during the quarter.

The decrease in net income for the nine months ended September 30, 2020, compared to the same period of the prior year is primarily attributable to the goodwill impairment of $1.8 billion and an increase in provision for credit losses. The goodwill impairment was due to an interim impairment analysis completed as of March 31, 2020, triggered by the deterioration in the economic environment, resulting from the COVID-19 pandemic, specifically the reduction in interest rates, the increase in projected credit losses, and the decline in the Company's stock price. The increase in the provision for credit losses is due to the COVID-19 pandemic influenced economic forecast used in the calculation of the allowance for credit losses using CECL. For the nine months ended September 30, 2019, the Bank also had a one-time gain on the sale of all of the Bank's Visa Inc. Class B common stock. The remaining changes are consistent with the discussion of the three months ended September 30, 2020 above.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three and nine months ended September 30, 2020 and 2019. For each period presented, the table includes the calculated ratios based on reported net income. Our return on average common shareholders' equity was negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Return on average assets	1.68%	1.18%	(7.67)%	1.31%
Return on average common shareholders' equity	19.48%	7.87%	(72.01)%	8.67%
Return on average tangible common shareholders' equity	19.62%	13.67%	(89.45)%	15.32%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$2,549,703	$4,260,810	$3,105,611	$4,169,008
Less: average goodwill and other intangible assets, net	(18,021)	(1,808,191)	(605,548)	(1,809,583)
Average tangible common shareholders' equity	$2,531,682	$2,452,619	$2,500,063	$2,359,425

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019
Total shareholders' equity	$2,610,244	$4,313,915
Subtract:
Goodwill	2,715	1,787,651
Other intangible assets, net	14,606	18,346
Tangible common shareholders' equity	$2,592,923	$2,507,918
Total assets	$29,437,441	$28,846,809
Subtract:
Goodwill	2,715	1,787,651
Other intangible assets, net	14,606	18,346
Tangible assets	$29,420,120	$27,040,812
Tangible common equity ratio	8.81%	9.27%

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

Net Interest Income

Net interest income for the three and nine months ended September 30, 2020 was $216.6 million and $647.6 million, respectively, a decrease of $12.4 million and $46.2 million, respectively, compared to the same periods in 2019. The decrease in net interest income for the three and nine months ended September 30, 2020 as compared to the same periods in 2019, was driven by lower yields on interest-earning assets offset by higher volume, due to the interest rate cuts that the Federal Reserve instituted as a response to the COVID-19 pandemic, in addition to rate decreases in the second half of 2019. The decrease was partially offset by a lower cost of interest-bearing liabilities due to lower retail and brokered time deposits as the Bank has allowed these higher-cost deposits to runoff. In addition, the Bank is actively reducing deposit exception pricing to reduce the cost of deposits.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.08% and 3.19% for the three and nine months ended September 30, 2020, respectively, as compared to 3.63% and 3.78% for the same periods in 2019. The decrease in net interest margin for the three and nine months ended September 30, 2020, primarily resulted from a decrease in the average yields on interest-earning assets, partially offset by the decline in the cost of interest-bearing liabilities and the increase in average loan and lease balances. In March 2020, in response to the COVID-19 pandemic, the Federal Open Market Committee ("FOMC") of the Federal Reserve System, lowered the target range for the federal funds rate 150 basis points to a range of 0.00% to 0.25%. The FOMC expects to maintain this target until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals. Key interest rate declines experienced year to date have negatively impacted the Company's net interest margin.

The yield on loans and leases decreased by 97 and 81 basis points, respectively, for the three and nine months ended September 30, 2020, as compared to the same period in 2019, primarily attributable to the decrease in short and long-term interest rates, as well as the origination of PPP loans which have a low coupon rate. The cost of interest-bearing liabilities decreased 74 and 42 basis points, respectively, for the three and nine months ended September 30, 2020, as compared to the same period in 2019, also due to the decrease in interest rates and the runoff of brokered deposits.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The Company continues to be "asset-sensitive." As interest rates have declined, the decrease in yields on earning assets has compressed the net interest margin, even as liabilities reprice downward. Further rate changes will continue to have an impact on our net interest margin. In addition, the increase in average loans and leases in the current period is due to PPP loans, which are expected to be short-term in nature due to SBA forgiveness of these loans, which could cause future net interest margin to decline as loan and lease balances decline.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30, 2020			September 30, 2019
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$669,646	$5,248	3.13%	$328,155	$3,953	4.82%
Loans and leases (1)	22,560,076	224,209	3.96%	21,170,915	262,158	4.93%
Taxable securities	2,797,547	10,878	1.56%	2,648,092	13,145	1.99%
Non-taxable securities (2)	237,165	1,845	3.11%	252,765	2,086	3.30%
Temporary investments and interest-bearing cash	1,827,818	474	0.10%	759,416	4,204	2.20%
Total interest-earning assets	28,092,252	$242,654	3.45%	25,159,343	$285,546	4.52%
Other assets	1,441,619			3,197,639
Total assets	$29,533,871			$28,356,982
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,878,529	$573	0.08%	$2,363,626	$3,117	0.52%
Money market deposits	7,179,705	2,284	0.13%	6,962,370	16,575	0.94%
Savings deposits	1,790,055	179	0.04%	1,462,198	557	0.15%
Time deposits	3,603,527	16,085	1.78%	4,501,270	25,627	2.26%
Total interest-bearing deposits	15,451,816	19,121	0.49%	15,289,464	45,876	1.19%
Repurchase agreements and federal funds purchased	378,844	84	0.09%	313,089	448	0.57%
Borrowings	1,054,153	3,271	1.23%	860,285	4,238	1.95%
Junior subordinated debentures	320,962	3,249	4.03%	365,079	5,652	6.14%
Total interest-bearing liabilities	17,205,775	$25,725	0.59%	16,827,917	$56,214	1.33%
Non-interest-bearing deposits	9,335,350			6,880,093
Other liabilities	443,043			388,162
Total liabilities	26,984,168			24,096,172
Common equity	2,549,703			4,260,810
Total liabilities and shareholders' equity	$29,533,871			$28,356,982
NET INTEREST INCOME		$216,929			$229,332
NET INTEREST SPREAD			2.85%			3.19%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.08%			3.63%
(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $355,000 for the three months ended September 30, 2020, as compared to $359,000 for the same period in 2019.

(dollars in thousands)	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$551,583	$14,955	3.61%	$260,600	$10,069	5.15%
Loans and leases (1)	22,063,582	695,669	4.21%	20,724,820	778,899	5.02%
Taxable securities	2,778,460	37,744	1.81%	2,696,001	44,479	2.20%
Non-taxable securities (2)	238,059	5,608	3.14%	270,461	6,991	3.45%
Temporary investments and interest bearing cash	1,493,352	4,208	0.38%	567,709	9,837	2.32%
Total interest-earning assets	27,125,036	$758,184	3.73%	24,519,591	$850,275	4.63%
Other assets	2,024,722			3,112,041
Total assets	$29,149,758			$27,631,632
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,667,160	$5,264	0.26%	$2,338,787	$8,555	0.49%
Money market deposits	7,187,615	18,080	0.34%	6,702,551	42,943	0.86%
Savings deposits	1,635,064	618	0.05%	1,468,449	1,237	0.11%
Time deposits	4,159,926	61,671	1.98%	4,381,484	70,826	2.16%
Total interest-bearing deposits	15,649,765	85,633	0.73%	14,891,271	123,561	1.11%
Repurchase agreements and federal funds purchased	363,957	673	0.25%	325,281	1,661	0.68%
Borrowings	1,041,181	11,156	1.43%	852,659	12,484	1.96%
Junior subordinated debentures	322,356	12,074	5.00%	378,816	17,520	6.18%
Total interest-bearing liabilities	17,377,259	$109,536	0.84%	16,448,027	$155,226	1.26%
Non-interest-bearing deposits	8,237,095			6,648,638
Other liabilities	429,793			365,959
Total liabilities	26,044,147			23,462,624
Common equity	3,105,611			4,169,008
Total liabilities and shareholders' equity	$29,149,758			$27,631,632
NET INTEREST INCOME		$648,648			$695,049
NET INTEREST SPREAD			2.89%			3.37%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.19%			3.78%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.0 million for the nine months ended September 30, 2020, as compared to $1.2 million for the same period in 2019.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three and nine months ended September 30, 2020 as compared to the same periods in 2019. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended September 30,
	2020 compared to 2019
	Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$3,055	$(1,760)	$1,295
Loans and leases	16,342	(54,291)	(37,949)
Taxable securities	718	(2,985)	(2,267)
Non-taxable securities (1)	(125)	(116)	(241)
Temporary investments and interest bearing cash	2,551	(6,281)	(3,730)
Total interest-earning assets (1)	22,541	(65,433)	(42,892)
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	560	(3,104)	(2,544)
Money market deposits	502	(14,793)	(14,291)
Savings deposits	103	(481)	(378)
Time deposits	(4,605)	(4,937)	(9,542)
Repurchase agreements	79	(443)	(364)
Borrowings	819	(1,786)	(967)
Junior subordinated debentures	(624)	(1,779)	(2,403)
Total interest-bearing liabilities	(3,166)	(27,323)	(30,489)
Net increase (decrease) in net interest income (1)	$25,707	$(38,110)	$(12,403)
(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

	Nine Months Ended September 30,
	2020 compared to 2019
	Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$8,583	$(3,697)	$4,886
Loans and leases	48,034	(131,264)	(83,230)
Taxable securities	1,317	(8,052)	(6,735)
Non-taxable securities (1)	(794)	(589)	(1,383)
Temporary investments and interest bearing cash	7,165	(12,794)	(5,629)
Total (1)	64,305	(156,396)	(92,091)
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	1,072	(4,363)	(3,291)
Money market	2,909	(27,772)	(24,863)
Savings	127	(746)	(619)
Time deposits	(3,447)	(5,708)	(9,155)
Repurchase agreements	(198)	(790)	(988)
Borrowings	2,430	(3,758)	(1,328)
Junior subordinated debentures	(2,388)	(3,058)	(5,446)
Total interest-bearing liabilities	505	(46,195)	(45,690)
Net increase in net interest income (1)	$63,800	$(110,201)	$(46,401)

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

Provision for Credit Losses

The recapture of credit losses was $338,000 for the three months ended September 30, 2020. The provision for credit losses was $204.8 million for the nine months ended September 30, 2020. This was compared to a provision of $23.5 million and $56.8 million, respectively, for the three and nine months ended September 30, 2019 (which includes both the provision for loan and lease losses and the provision for the reserve for unfunded commitments). The change in the provision for three months ended September 30, 2020 as compared to the same prior year period, is primarily attributed to changes in the loan portfolio mix and balances as well as a stabilization of credit quality matrices and economic forecasts used in credit models in the current quarter. The change in the provision for the nine months ended September 30, 2020 as compared to the same prior year period is primarily attributable to CECL as well as the economic forecasts related to the COVID-19 pandemic. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended September 30, 2020 was zero due to the small amount of recapture for the quarter, and 1.24% for the nine months ended September 30, 2020, as compared to 0.44% and 0.37% for the same periods in 2019.

For the three and nine months ended September 30, 2020, net charge-offs were $13.5 million and $51.4 million, respectively, as compared to $18.0 million and $44.8 million, respectively, for the three and nine months ended September 30, 2019. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three and nine months ended September 30, 2020 were 0.24% and 0.31%, respectively, as compared to 0.34% and 0.29% for the same periods in 2019. The increase in net charge-offs for the nine months ended September 30, 2020, was primarily due to a single charge-off on a syndicated national credit to a regional air transportation lessor whose financial conditions and prospects were adversely impacted by COVID-19 in the first quarter of 2020 as well as charge-offs related to the lease and equipment finance portfolio, which is included in the commercial loan portfolio.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. The non-accrual leases and equipment finance agreements of $3.8 million as of September 30, 2020 have a related allowance for credit losses of $3.2 million, with the remaining loans written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three and nine months ended September 30, 2020 was $131.9 million and $288.0 million, respectively, an increase of $43.4 million and $32.0 million or 49% and 12%, respectively, as compared to the same periods in 2019. The following table presents the key components of non-interest income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)	2020	2019	Change Amount	Change Percent	2020	2019	Change Amount	Change Percent
Service charges on deposits	$14,438	$16,627	$(2,189)	(13)%	$41,907	$47,858	$(5,951)	(12)%
Brokerage revenue	3,686	4,060	(374)	(9)%	11,506	11,850	(344)	(3)%
Residential mortgage banking revenue, net	90,377	47,000	43,377	92%	191,794	67,760	124,034	183%
Gain (loss) on sale of debt securities, net	—	—	—	—%	190	(7,186)	7,376	(103)%
(Loss) gain on equity securities, net	(112)	257	(369)	(144)%	942	83,559	(82,617)	(99)%
Gain on loan and lease sales, net	1,092	1,762	(670)	(38)%	3,333	5,864	(2,531)	(43)%
BOLI income	2,087	2,067	20	1%	6,332	6,328	4	—%
Other income	20,356	16,739	3,617	22%	32,045	40,042	(7,997)	(20)%
Total non-interest income	$131,924	$88,512	$43,412	49%	$288,049	$256,075	$31,974	12%

Service charges on deposits decreased by $2.2 million and $6.0 million for the three and nine months ended September 30, 2020 compared to the same periods in the prior year. The decrease is primarily related to the Bank waiving certain ATM fees and deposit account related fees as a result of the COVID-19 pandemic. In addition, there has been a change in customers' spending habits as a result of the COVID-19 pandemic, which has resulted in overdraft and interchange fees decreasing as customers are keeping more funds liquid and making fewer transactions.

Residential mortgage banking revenue for the three and nine months ended September 30, 2020, as compared to the same periods of 2019, increased by $43.4 million and $124.0 million, respectively. The increase for the three and nine month periods was primarily driven by an increase in originations in 2020 due to elevated refinance demand because of lower interest rates, which resulted in an increase in revenue related to originations and sale of residential mortgages of $67.3 million and $155.9 million, respectively, as compared to prior periods. This was offset by higher origination expenses and a higher loss on fair value of the MSR of $17.1 million and $59.2 million for the three and nine months ended September 30, 2020, respectively, compared to a gain of $4.2 million for the three months ended September 30, 2019 and a loss of $34.4 million for the nine months ended September 30, 2019. For-sale mortgage closed loan volume increased 128% or $1.1 billion and 141% or $2.9 billion, respectively, for the three and nine months ended September 30, 2020, as compared to prior periods. In addition, the gain on sale margin increased to 5.13% and 4.59%, respectively, for the three and nine months ended September 30, 2020, as compared to 3.72% and 3.40% in the same periods of the prior year due to constrained industry capacity.

Origination volume is generally linked to the level of interest rates. If rates fall, origination volume would be expected to be elevated relative to historical levels. If rates rise, origination volume would be expected to fall. Margins observed in the current quarter could be expected to narrow somewhat in future periods as mortgage industry capacity constraints ease and refinance demand is met. In addition, government-sponsored entity investors are increasing fees for refinance loans sold to them starting in December 2020, which may reduce refinance activity and gain on sale margins. The MSR asset value is also sensitive to interest rates, and generally falls with lower rates and rises with higher rates.

Servicing income was $8.8 million and $26.2 million, respectively, for the three and nine months ended September 30, 2020, as compared to $11.4 million and $33.2 million, for the same periods of 2019. Income was lower primarily due to a smaller portfolio of loans serviced for others, resulting from a sale of part of the servicing portfolio in 2019. Operating expenses associated with mortgage servicing activities are at risk of increasing in future periods due to the potential of higher default frequency as a result of the COVID-19 pandemic.

The following table presents our residential mortgage banking revenues for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Origination and sale	$98,703	$31,432	$224,831	$68,956
Servicing	8,796	11,358	26,209	33,218
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	(4,878)	(6,835)	(15,249)	(20,171)
Changes in valuation inputs or assumptions (1)	(12,244)	11,045	(43,997)	(14,243)
Balance, end of period	$90,377	$47,000	$191,794	$67,760
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

The loss on sale of debt securities of $7.2 million for the nine months ended September 30, 2019 was due to a strategic restructuring of our available for sale debt securities portfolio to reduce interest rate sensitivity, which has not been repeated in the current periods.

Gain on equity securities for the nine months ended September 30, 2019 was due to the one-time gain on sale of all of the shares of Visa Inc. Class B common stock held by the Company.

Other income for the three months ended September 30, 2020 increased by $3.6 million, when compared to the same period in the prior year, primarily due to the gain of $5.9 million on the sale of three stores during the three months ended September 30, 2020. Other income decreased by $8.0 million for the nine months ended September 30, 2020 when compared to the same period in the prior year, primarily due to the decline in revenue from market swap fees of $4.3 million and a loss on the swap derivative fair value of $2.3 million.

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2020 was $190.2 million and $2.3 billion, respectively, an increase of $6.6 million and $1.8 billion or 4% and 336%, as compared to the same periods in 2019. Excluding the goodwill impairment, non-interest expense, for the nine months ended September 30, 2020, increased $14.2 million over the same period in the prior year. The following table presents the key elements of non-interest expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)	2020	2019	Change Amount	Change Percent	2020	2019	Change Amount	Change Percent
Salaries and employee benefits	$120,337	$106,819	$13,518	13%	$346,787	$311,526	$35,261	11%
Occupancy and equipment, net	36,720	35,446	1,274	4%	109,892	107,723	2,169	2%
Communications	2,943	3,617	(674)	(19)%	9,010	11,743	(2,733)	(23)%
Marketing	1,859	3,804	(1,945)	(51)%	6,148	10,842	(4,694)	(43)%
Services	13,193	15,326	(2,133)	(14)%	34,319	40,763	(6,444)	(16)%
FDIC assessments	2,989	2,587	402	16%	9,502	8,366	1,136	14%
Intangible amortization	1,247	1,405	(158)	(11)%	3,740	4,214	(474)	(11)%
Other expenses	10,919	14,586	(3,667)	(25)%	30,441	40,420	(9,979)	(25)%
Non-interest expense before goodwill impairment	190,207	183,590	6,617	4%	549,839	535,597	14,242	3%
Goodwill impairment	—	—	—	nm	1,784,936	—	1,784,936	nm
Total non-interest expense	$190,207	$183,590	$6,617	4%	$2,334,775	$535,597	$1,799,178	336%
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

Salaries and employee benefits increased by $13.5 million and $35.3 million, respectively, for the three and nine months ended September 30, 2020 as compared to the same periods in the prior year. This increase is primarily related to an increase in home lending compensation of $10.6 million and $31.4 million for the three and nine months ended September 30, 2020, respectively, related to higher origination volumes during the period.

Communications expense decreased by $674,000 and $2.7 million for the three and nine months ended September 30, 2020, respectively, due to a decrease in data processing costs.

Marketing expense decreased by $1.9 million and $4.7 million, respectively, for the three and nine months ended September 30, 2020, as compared to the same periods in the prior year due to the advertising in 2019 to attract wholesale and middle-market customers and to promote our Umpqua Go-To® app.

Services expense decreased by $2.1 million and $6.4 million, respectively, for the three and nine months ended September 30, 2020, as compared to the same periods in the prior year. The decrease primarily relates to lower consulting fees related to engagements in the same period of the prior year to assist with the identification and implementation of operational efficiencies that did not recur in 2020. In addition, current consulting engagements have been put on hold in some cases due to COVID-19 related to economic uncertainties and cost containment measures.

Other non-interest expense decreased by $3.7 million and $10.0 million, respectively, for the three and nine months ended September 30, 2020, as compared to the same periods in the prior year. The decrease for the three and nine months ended September 30, 2020 is primarily related to a decrease in the loss on OREO, a decrease in exit and disposal costs, as well as a decrease in travel expenses as the Bank continues to limit travel and use remote collaboration tools.

Income Taxes

The Company's consolidated effective tax rate as a percentage of pre-tax income (loss) for the three and nine months ended September 30, 2020, was 21.3% and (4.4)% as compared to 23.6% and 24.5% for the three and nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020, declined primarily due to the impairment of non-deductible goodwill. Additionally, the effective tax rates differed from the statutory rate principally because of state taxes, non-taxable income arising from bank owned life insurance, income on tax-exempt investment securities, non-deductible FDIC premiums and tax credits arising from low income housing investments.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents were $2.2 billion at September 30, 2020, compared to $1.4 billion at December 31, 2019. The increase of interest bearing cash and temporary investments reflects management's strategy to adopt an elevated on-balance sheet liquidity position. Having high quality liquid assets enhances the Company's liquidity flexibility given the market volatility and uncertainty in the current environment.

Investment Securities

Equity and other securities were $82.8 million at September 30, 2020, up from $80.2 million at December 31, 2019.

Investment debt securities available for sale were $2.9 billion as of September 30, 2020, compared to $2.8 billion at December 31, 2019.  The increase was due to purchases of $595.4 million of investment securities as well as an increase of $115.1 million in fair value of investment securities available for sale, offset by sales and paydowns of $604.6 million.

The following tables present the available for sale and held to maturity investment debt securities portfolio by major type as of September 30, 2020 and December 31, 2019:

	Investment Securities Available for Sale
	September 30, 2020		December 31, 2019
(dollars in thousands)	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$757,953	26%	$643,604	23%
Obligations of states and political subdivisions	264,487	9%	261,094	9%
Residential mortgage-backed securities and collateralized mortgage obligations	1,876,260	65%	1,909,984	68%
Total available for sale securities	$2,898,700	100%	$2,814,682	100%

	Investment Securities Held to Maturity
	September 30, 2020		December 31, 2019
(dollars in thousands)	Amortized Cost	%	Amortized Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$3,088	100%	$3,260	100%
Total held to maturity securities	$3,088	100%	$3,260	100%

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

Gross unrealized losses in the available for sale investment portfolio were $548,000 at September 30, 2020.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $430,000. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no allowance for credit losses was considered necessary on these securities as of September 30, 2020.

Restricted Equity Securities

Restricted equity securities were $50.1 million at September 30, 2020 and $46.5 million at December 31, 2019, the majority of which represents the Bank's investment in the FHLB of Des Moines. The increase is attributable to purchases of FHLB stock during the period due to additional borrowing activity driven by the Company's liquidity strategy to increase on balance-sheet liquidity in the current environment. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Loans and Leases

Total loans and leases outstanding at September 30, 2020 were $22.4 billion, an increase of $1.2 billion as compared to December 31, 2019. The increase is attributable to net new loan and lease originations of $1.3 billion, primarily due to our participation in the PPP. The increase was partially offset by loans sold of $57.4 million and net charge-offs of $51.4 million.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,533,776	16%	$3,545,566	17%
Owner occupied term, net	2,411,098	11%	2,496,088	12%
Multifamily, net	3,389,034	15%	3,514,774	16%
Construction & development, net	757,462	3%	678,740	3%
Residential development, net	163,400	1%	189,010	1%
Commercial
Term, net	4,246,229	19%	2,232,817	10%
Lines of credit & other, net	894,782	4%	1,212,393	6%
Leases & equipment finance, net	1,496,650	7%	1,465,489	7%
Residential
Mortgage, net	4,042,416	18%	4,215,424	20%
Home equity loans & lines, net	1,172,697	5%	1,237,512	6%
Consumer & other, net	318,929	1%	407,871	2%
Total, net of deferred fees and costs	$22,426,473	100%	$21,195,684	100%

In April 2020, the Bank began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA and therefore these loans carry no allowance for credit loss as of September 30, 2020.

Terms of the PPP loans typically include the following:
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

Through September 30, 2020, we have funded approximately $2.0 billion of SBA-approved PPP loans to approximately 16,900 customers for an average customer loan balance of $122,000, which are classified as commercial term loans.We expect to recognize the remaining unamortized balance of the PPP-related net loan processing fees of approximately $51.2 million, as a yield adjustment over the remaining term of these loans.

The following table summarizes our PPP loans broken out by state (within our footprint) as of September 30, 2020:

(dollars in thousands)	Number of PPP Loans	PPP Loan Balances	% of Total PPP Loans
Oregon	6,595	$726,007	36%
California	5,161	730,127	36%
Washington	4,214	416,909	21%
Idaho	413	46,877	2%
Nevada	380	56,103	3%
Other	156	31,356	2%
Total, net of deferred fees and costs	16,919	$2,007,379	100%

Asset Quality and Non-Performing Assets

The following table summarizes our non-performing assets and TDR loans as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019
Loans and leases on non-accrual status	$26,425	$26,244
Loans and leases past due 90 days or more and accruing (1)	50,269	37,969
Total non-performing loans and leases	76,694	64,213
Other real estate owned	2,369	3,295
Total non-performing assets	$79,063	$67,508
Restructured loans (2)	$15,819	$18,576
Allowance credit losses on loans and leases	$345,049	$157,629
Reserve for unfunded commitments	24,306	5,106
Allowance for credit losses	$369,355	$162,735
Asset quality ratios:
Non-performing assets to total assets	0.27%	0.23%
Non-performing loans and leases to total loans and leases	0.34%	0.30%
Allowance for credit losses on loans and leases to total loans and leases	1.54%	0.74%
Allowance for credit losses to total loans and leases	1.65%	0.77%
Allowance for credit losses to total non-performing loans and leases	482%	253%
(1)Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase totaling $20.0 million and $4.3 million as of September 30, 2020 and December 31, 2019, respectively.
(2)Represents accruing TDR loans performing according to their restructured terms.

At September 30, 2020 and December 31, 2019, troubled debt restructurings of $15.8 million and $18.6 million, respectively, were classified as accruing TDR loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a new TDR loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

A further decline in the economic conditions due to the COVID-19 pandemic as well as in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured or transferred to other real estate owned in the future. Umpqua is committed to helping borrowers during this unprecedented time of uncertainty and is working with customers on payment deferrals, forbearances, and other loan modifications.

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

A summary of outstanding loan balances with active payment deferral or forbearance as of September 30, 2020 are shown in the table below, disaggregated by major types of loans and leases:

	Loans with Deferrals or Forbearances
(dollars in thousands)	Number of Loans	Loan Balance Outstanding	% of Loan Portfolio
Commercial real estate
Non-owner occupied term, net	27	$143,423	4.1%
Owner occupied term, net	29	61,142	2.5%
Multifamily, net	9	3,866	0.1%
Construction & development, net	1	1,637	0.2%
Commercial
Term, net	20	65,506	1.5%
Lines of credit & other, net	22	1,463	0.2%
Leases & equipment finance, net	1,785	67,529	4.5%
Residential
Mortgage, net	1,122	427,977	10.6%
Home equity loans & lines, net	57	7,327	0.6%
Consumer & other, net	125	2,467	0.8%
Total	3,197	$782,337	3.5%

Included in the mortgage loans with payment deferrals or forbearance in the above table are $107.4 million of GNMA loans repurchased by the Bank from GNMA during the quarter, due to the fact that GNMA considers them delinquent and the Bank had the right to repurchase the loans.

The Bank continues to monitor COVID-19 deferrals and if a customer continues to experience financial difficulty after the initial deferral and further concessions are granted, the loan will be reviewed to determine if a TDR designation is appropriate. As of October 31, 2020, the Company had $562.9 million in loans on deferral or forbearance, reflecting a positive trend as compared to loans with deferrals or forbearances as of September 30, 2020.

Allowance for Credit Losses

The ACL totaled $369.4 million at September 30, 2020, an increase of $206.6 million from $162.7 million at December 31, 2019. The following table shows the activity in the ACL for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Allowance for credit losses on loans and leases
Balance, beginning of period	$356,745	$151,069	$157,629	$144,871
Impact of adoption of CECL	—	—	49,999	—
Adjusted balance, beginning of period	356,745	151,069	207,628	144,871
Provision for credit losses on loans and leases	1,785	23,227	188,771	56,263
Charge-offs	(16,646)	(23,112)	(60,554)	(56,971)
Recoveries	3,165	5,104	9,204	12,125
Net charge-offs	(13,481)	(18,008)	(51,350)	(44,846)
Balance, end of period	$345,049	$156,288	$345,049	$156,288
Reserve for unfunded commitments
Balance, beginning of period	$26,368	$4,857	$5,106	$4,523
Impact of adoption of CECL	—	—	3,238	—
Adjusted balance, beginning of period	26,368	4,857	8,344	4,523
(Recapture) provision for credit losses on unfunded commitments	(2,062)	228	15,962	562
Balance, end of period	24,306	5,085	24,306	5,085
Total allowance for credit losses	$369,355	$161,373	$369,355	$161,373
As a percentage of average loans and leases (annualized):
Net charge-offs	0.24%	0.34%	0.31%	0.29%
Provision for credit losses (1) (2)	—%	0.44%	1.24%	0.37%
Recoveries as a percentage of charge-offs	19.01%	22.08%	15.20%	21.28%
(1) For comparability, the provision for credit losses as a percentage of average loans and leases annualized includes both the provision for loan and lease losses and the provision for unfunded commitments in prior periods.
(2) The total provision for credit losses disclosed in this table does not include the recapture or provision related to accrued interest on loans deferred due to COVID-19, which is included in the provision for credit losses in the income statement for the three and nine months ended September 30, 2020.

With the adoption of CECL, we recorded a one-time cumulative-effect pre-tax adjustment in the amount of $53.2 million. The allowance for credit losses on loans and leases increased by $50.0 million and the allowance for unfunded commitments increased by $3.2 million, resulting in a January 1, 2020, or day 1, balance of the Allowance for Credit Losses of $216.0 million.

The recapture of or provision for credit losses includes the provision for loan and lease losses, provision (recapture) for unfunded commitments, and the (recapture) provision for credit losses related to accrued interest on loans deferred due to COVID-19. The recapture of credit losses was $338,000 for the three months ended September 30, 2020. The provision for credit losses was $204.8 million for the nine months ended September 30, 2020. The decrease from $23.5 million for the three months ended September 30, 2019 was due to the stabilization of credit quality metrics and economic forecasts used in credit models as compared to prior periods in 2020, along with the decline in loan balances as compared to September 30, 2019. In addition, the Bank used CECL in the current year, but incurred loss in the prior year. CECL is expected to cause the provision for credit losses to be more volatile as we now reflect current expected credit losses, instead of incurred losses. The increase from $56.8 million for the nine months ended September 30, 2019 was principally attributable to the COVID-19 pandemic and its impact on the forecasts used to determine the expected credit losses of the loan and lease portfolio in the current year.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans in each category to total loans and leases as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$134,055	46%	$50,847	49%
Commercial	164,836	30%	73,820	23%
Residential	35,194	23%	24,714	26%
Consumer & other	10,964	1%	8,248	2%
Allowance for credit losses on loans and leases	$345,049		$157,629

The following table shows the change in the allowance for credit losses from June 30, 2020 to September 30, 2020:

	June 30, 2020	Q3 2020 net charge-offs	(Release)/ reserve build	September 30, 2020	% of Loan and Leases Outstanding
Commercial real estate	$173,636	$61	$(19,214)	$154,483	1.51%
Commercial	155,536	(13,382)	24,405	166,559	2.51%
Residential	42,609	287	(6,183)	36,713	0.70%
Consumer	11,332	(447)	715	11,600	3.64%
Total allowance for credit losses(1)	$383,113	$(13,481)	$(277)	$369,355	1.65%
% of Loans and leases outstanding	1.69%			1.65%
% of Loans and leases outstanding - excluding PPP Loans	1.85%			1.81%
(1) The total allowance for credit losses disclosed in this table does not include the recapture or provision related to accrued interest on loans deferred due to COVID-19, which is included in the provision for credit losses in the income statement for the three and nine months ended September 30, 2020.

To calculate the ACL, the models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios. For the third quarter the Bank used Moody's August Consensus forecast; key components include a US economy experiencing strong growth, then slow growth thereafter, GDP growth of 6.6% from Q2-Q4 2020, and unemployment rate of 10.7% in Q3 2020 with a return to less than 5% unemployment by 2024. The models for calculating the ACL are sensitive to changes in these and other economic variables, which could result in volatility as these assumptions change over time. In addition, the forward-looking assumptions revert to historical data when they reach the point where future assumptions are no longer estimated.

Within the ACLL as of September 30, 2020, we had a qualitative overlay of $40.6 million related to loans and leases, which is above and beyond the model results. The majority of this overlay resulted from approximately $20.0 million in small ticket leases that are past due greater than 60 days after completing their deferral period. These will most likely result in an increase in charge-offs in the next quarter, but have already been fully reserved for in the ACL.

We believe that the allowance for credit losses as of September 30, 2020 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions continue to decline, the Bank may need additional provisions for credit losses in future periods.

Residential Mortgage Servicing Rights

The following table presents the changes in our residential mortgage servicing rights portfolio for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balance, beginning of period	$96,356	$139,780	$115,010	$169,025
Additions for new MSR capitalized	14,014	7,393	37,484	16,772
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,878)	(6,835)	(15,249)	(20,171)
Changes due to valuation inputs or assumptions (1)	(12,244)	11,045	(43,997)	(14,243)
Balance, end of period	$93,248	$151,383	$93,248	$151,383
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our residential serviced loan portfolio as of September 30, 2020 and December 31, 2019 was as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Balance of loans serviced for others	$12,964,361	$12,276,943
MSR as a percentage of serviced loans	0.72%	0.94%

Mortgage servicing rights are adjusted to fair value quarterly with the change recorded in mortgage banking revenue. The value of servicing rights can fluctuate based on changes in interest rates and other factors. Generally, as interest rates decline and borrowers are able to take advantage of a refinance incentive, prepayments increase and the total value of existing servicing rights declines as expectations of future servicing fees collections decline. Mortgage refinance volumes remain elevated due to low mortgage rates during the current periods, which caused accelerated prepayments and higher expectations for prepayment speeds in the future.

The fair value of the MSR asset decreased by $12.2 million and $44.0 million, respectively, for the three and nine months ended September 30, 2020, due to changes to inputs in the valuation model including changes in discount rates and prepayment speeds, which was due to decreases in the long term interest rates during the period. The fair value of the MSR asset decreased $4.9 million and $15.2 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three and nine months ended September 30, 2020.

Goodwill

At September 30, 2020 and December 31, 2019, the Company had goodwill of $2.7 million and $1.8 billion, respectively. Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill impairment of $1.8 billion was recorded as of March 31, 2020, due to an interim impairment analysis triggered by the decline in interest rates and economic impacts of COVID-19, as well as declines in the Company's stock price. The impairment was a result of market volatility and forecasts for a prolonged low interest rate environment, as well as higher credit losses expected due to the forecasted economic downturn.

Deposits

Total deposits were $24.7 billion at September 30, 2020, an increase of $2.2 billion, as compared to December 31, 2019. The increase is mainly attributable to growth in non-interest bearing demand deposits, offset by a decline in time deposits. The increase in non-maturity deposit account categories is driven by increased customer savings rates as customers look to increase their own liquidity in this uncertain environment, in addition, the increase is attributable to the impact of economic assistance payments. The decrease in time deposits is mainly due to lower brokered deposits as the Company has allowed these higher-cost deposits to runoff, as well as the Company reducing its exception pricing on customer money market and time deposits.

The following table presents the deposit balances by major category as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Non-interest bearing demand	$9,475,244	38%	$6,913,375	31%
Interest bearing demand	2,931,990	12%	2,524,534	11%
Money market	7,160,838	29%	6,930,815	31%
Savings	1,848,639	8%	1,471,475	7%
Time, $100,000 or greater	2,230,542	9%	3,420,446	15%
Time, less than $100,000	1,022,530	4%	1,220,859	5%
Total deposits	$24,669,783	100%	$22,481,504	100%

The Company's brokered deposits totaled $523.2 million at September 30, 2020, compared to $1.2 billion at December 31, 2019.

Borrowings

At September 30, 2020, the Bank had outstanding $388.0 million of securities sold under agreements to repurchase, an increase of $76.7 million from December 31, 2019. The Bank had outstanding borrowings consisting of advances from the FHLB of $1.0 billion at September 30, 2020, which increased $89.9 million from December 31, 2019; the increase is attributable to additional borrowing activity primarily driven by the Company's liquidity strategy. The FHLB advances are secured by investment securities and loans secured by real estate. The FHLB advances have fixed interest rates ranging from 0.60% to 7.10% and mature in 2020 through 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $335.4 million and $363.3 million at September 30, 2020 and December 31, 2019, respectively.  The decrease is mainly due to the $26.9 million decline in fair value for the junior subordinated debentures elected to be carried at fair value, which is due mostly to an increase in the credit spread, and the implied forward curve shifting lower. As of September 30, 2020, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 7% of total deposits at September 30, 2020 and 9% of total deposits at December 31, 2019. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $6.3 billion at September 30, 2020, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $456.4 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at September 30, 2020. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $163.0 million of dividends paid by the Bank to the Company in the nine months ended September 30, 2020.  There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. The Company recorded a net loss of $7.60 per diluted common share for the nine months ended September 30, 2020, due to a $1.8 billion goodwill impairment charge recorded during the period. As a result, the Company has an accumulated deficit, instead of retained earnings at September 30, 2020.

Due to the accumulated deficit, the Company is required to notify the Board of Governors of the Federal Reserve System ("FRB") prior to declaring and paying a cash dividend to our shareholders and may not pay a dividend if the FRB objects. Additionally, the Company will be required to seek FDIC and Oregon Division of Financial Regulation approval for quarterly dividends from Umpqua Bank to the Company. In the second quarter, the Company changed the timing of its dividend to shareholders from an intra-quarter announcement to after quarterly earnings are released. The shift in announcement timing was made to provide the Company’s Board of Directors and regulators the opportunity to review final quarterly financial results and financial projections prior to approval of any dividends. The Company expects to continue this cadence for dividend payments in future quarters.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $81.0 million during the nine months ended September 30, 2020, with the difference between cash used in operating activities and net loss consisting primarily of goodwill impairment of $1.8 billion, proceeds from the sale of loans held for sale of $5.0 billion, provision for loan and lease losses of $204.8 million, offset by originations of loans held for sale of $4.9 billion, the increase in other assets of $231.8 million, and the gain on sale of loans of $212.4 million. This compares to net cash used in operating activities of $77.9 million during the nine months ended September 30, 2019, with the difference between cash provided by operating activities and net income consisting of originations of loans held for sale of $2.0 billion, the increase in other assets of $179.3 million, gain on equity securities of $83.6 million, and gain on sale of loans of $65.7 million, offset by proceeds from the sale of loans held for sale of $1.9 billion, provision for loan and lease losses of $56.3 million, a loss on fair value of residential mortgage servicing rights carried at fair value of $34.4 million, and depreciation, amortization and accretion of $33.1 million.

Net cash of $1.4 billion used in investing activities during the nine months ended September 30, 2020, consisted principally of net loan originations of $1.3 billion, purchases of available for sale investment securities of $595.4 million, and net cash paid in divestiture of stores of $81.2 million, offset by proceeds from available for sale investment securities of $604.6 million and the proceeds from sales of loans of $60.8 million. This compares to net cash of $908.9 million used in investing activities during the nine months ended September 30, 2019, which consisted principally of net loan originations of $1.2 billion, purchases of available for sale investment securities of $563.6 million, purchases of restricted equity securities of $220.2 million and net cash paid in divestiture of a store of $44.6 million, offset by proceeds from available for sale investment securities of $778.3 million, redemption of restricted equity securities of $206.0 million, proceeds from the sale of loans and leases of $88.8 million and proceeds from sale of equity securities of $81.9 million.

Net cash of $2.3 billion provided by financing activities during the nine months ended September 30, 2020, primarily consisted of $2.3 billion net increase in deposits and proceeds from borrowings of $600.0 million, offset by $510.0 million repayment of borrowings and $138.7 million of dividends paid on common stock. This compares to net cash of $1.6 billion provided by financing activities during the nine months ended September 30, 2019, which consisted primarily of $1.3 billion net increase in deposits and proceeds from borrowings of $810.7 million, offset by $455.7 million repayment of borrowings and $138.9 million of dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2020, it is possible that our deposit growth may not be maintained at previous levels due to pricing pressure, store consolidations, or customers' spending habits due to the COVID-19 pandemic. In addition, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at September 30, 2020 was $2.6 billion, a decrease of $1.7 billion from December 31, 2019. The decrease in shareholders' equity during the nine months ended September 30, 2020 was principally due to the net loss during the period, related mainly to the goodwill impairment as of March 31, 2020, and resulted in an accumulated deficit as of September 30, 2020.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. We cannot predict the extent of the economic decline due to COVID-19 or other factors that result in inadequate earnings, regulatory restrictions and limitations, changes to our capital requirements, or a decision to increase capital by retention of earnings, that may result in the inability to pay dividends at previous levels, or at all.

Due to the accumulated deficit, the Company is required to notify the Board of Governors of the FRB prior to declaring and paying a cash dividend to our shareholders and may not pay a dividend if the FRB objects. Additionally, the Company will be required to seek FDIC and Oregon Division of Financial Regulation approval for quarterly dividends from Umpqua Bank to the Company. In the second quarter of 2020, the Company changed the timing of its quarterly dividend from an intra-quarter announcement to after quarterly earnings release. The shift in announcement timing was made to provide the Company’s Board of Directors and regulators the opportunity to review final quarterly financial results and financial projections, prior to the announcement of any dividend. The Company expects to continue this cadence in future quarters.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three and nine months ended September 30, 2020 and the three and nine months ended September 30, 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Dividend declared per common share	$0.21	$0.21	$0.42	$0.63
Dividend payout ratio	37%	55%	(6)%	51%

As of September 30, 2020, a total of 9.5 million shares are available for repurchase under the Company's current share repurchase plan. During the nine months ended September 30, 2020, 331,000 shares were repurchased under this plan. The Board of Directors approved an extension of the repurchase plan to July 31, 2021. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or entirely by tendering previously held shares.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III") at September 30, 2020 and December 31, 2019:

	Actual		For Capital Adequacy purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total Capital
(to Risk Weighted Assets)
Consolidated	$3,256,042	15.02%	$1,733,969	8.00%	$2,167,461	10.00%
Umpqua Bank	$3,043,589	14.05%	$1,733,430	8.00%	$2,166,788	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,534,109	11.69%	$1,300,476	6.00%	$1,733,969	8.00%
Umpqua Bank	$2,772,741	12.80%	$1,300,073	6.00%	$1,733,430	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,534,109	11.69%	$975,357	4.50%	$1,408,849	6.50%
Umpqua Bank	$2,772,741	12.80%	$975,055	4.50%	$1,408,412	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,534,109	8.59%	$1,179,486	4.00%	$1,474,357	5.00%
Umpqua Bank	$2,772,741	9.41%	$1,179,085	4.00%	$1,473,856	5.00%
December 31, 2019
Total Capital
(to Risk Weighted Assets)
Consolidated	$3,104,444	13.96%	$1,779,265	8.00%	$2,224,081	10.00%
Umpqua Bank	$2,945,830	13.26%	$1,777,265	8.00%	$2,221,581	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,490,709	11.20%	$1,334,449	6.00%	$1,779,265	8.00%
Umpqua Bank	$2,783,095	12.53%	$1,332,949	6.00%	$1,777,265	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,490,709	11.20%	$1,000,837	4.50%	$1,445,653	6.50%
Umpqua Bank	$2,783,095	12.53%	$999,712	4.50%	$1,444,028	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,490,709	9.16%	$1,087,509	4.00%	$1,359,387	5.00%
Umpqua Bank	$2,783,095	10.24%	$1,086,999	4.00%	$1,358,749	5.00%

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2020 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2019. However due to the impact of declining interest rates resulting from the Federal Reserve monetary policy and programs, and market reaction to the economic impact of the COVID-19 pandemic, the estimated impact on our net interest income over a one-year time horizon has shifted.

Interest Rate Simulation Impact on Net Interest Income

As of September 30, 2020 and December 31, 2019 and 2018:

	September 30, 2020	December 31, 2019	December 31, 2018
Up 300 basis points	8.6%	5.9%	4.9%
Up 200 basis points	5.9%	4.1%	3.3%
Up 100 basis points	3.0%	2.2%	1.7%
Down 100 basis points	(1.5)%	(3.8)%	(2.8)%
Down 200 basis points	(2.1)%	(7.4)%	(6.3)%
Down 300 basis points	(2.3)%	(9.4)%	(9.5)%

For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet.

As rates have declined, our asset sensitivity in an increasing rate environment has increased. This is due to interest-bearing assets projected to reprice in greater velocity or magnitude in comparison to interest bearing liabilities, and also due to significant growth in non-interest bearing deposits which are not sensitive to changing interest rates in the simulation. In a declining rate environment, the reduced sensitivity, compared to year-end simulation results, reflects more interest-bearing assets at or near rate floors and the assumption that market interest rates do not go negative.

The short-term interest rate environment is primarily a function of the monetary policy of the FRB. The principal tools of the Federal Reserve for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and Federal agency securities, as well as the establishment of a short-term target rate. The Federal Reserve's objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by the market's expectations for economic growth and inflation, but are also influenced by Federal Reserve purchases and sales and expectations of monetary policy going forward.

In March 2020, in response to the COVID-19 pandemic, its effect on economic activity in the near term and the risk it poses to the economic outlook, the FOMC lowered the target range for the federal funds rate 150 basis points to 0.00% to 0.25%. At its September 2020 meeting the FOMC noted it expects to maintain an accommodating stance of monetary policy until the outcomes of maximum employment and inflation at a rate of 2% over the longer run is achieved. Maintaining the current level of the federal funds rate could cause overall interest rates to fall, which may negatively impact financial performance. Increases in the federal funds rate and the unwinding of its balance sheet could cause overall interest rates to rise, which may negatively impact the U.S. real estate markets and affect deposit growth and pricing. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

LIBOR Transition

In 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would no longer require banks to submit rates for LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") is a group of private-market participants convened by the FRB and the New York Fed to help ensure a successful transition from U.S. dollar LIBOR to a more robust reference rate, its recommended alternative, the Secured Overnight Financing Rate. In addition, the ARRC has noted that though near-term interim steps in the transition may be delayed given the current economic environment with the global pandemic, it remains clear that the financial system should continue to move to transition by the end of 2021. The Company holds financial instruments that will be impacted by the discontinuance of LIBOR, primarily certain loans, derivatives, and junior subordinated debentures that use LIBOR as the benchmark rate. The Company anticipates these financial instruments will require transition to new reference rates. This transition will occur over time as many of these arrangements do not have an alternative rate referenced in their contracts. The Company has commenced an enterprise-wide transition program with program deliverables including business strategy, product design and pricing strategy, instrument contract remediation, and systems and processes. These deliverables include milestones that address operational changes, targeted communications and education planning, and to identify, assess, monitor and remediate risks associated with the transition.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of September 30, 2020.

While we have incorporated additional controls related to our CECL accounting processes into our existing internal control environment, there was no change in internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The COVID-19 pandemic has negatively impacted the economy, changed customer behaviors, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. The pandemic has resulted in temporary and long-term closures of many businesses and the institution of social distancing and stay at home/sheltering in place requirements in the states and communities we serve. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue. The pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, unemployment levels continue to rise, regional economic conditions worsen, or government stimulus programs are scaled back or eliminated. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. In response to the pandemic, we have initiated relief programs designed to support our customers and communities including payment deferral programs, deferral-related and other fee waivers, suspended residential property foreclosure sales, and other expanded assistance for customers. Future governmental actions may require additional types of customer-related responses that could negatively impact our financial results. We could be required to take capital actions in response to the COVID-19 pandemic, including reducing dividends and eliminating stock repurchases. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic; actions taken by governmental authorities and other third parties in response to the pandemic; the effect on our customers, counterparties, employees and third party service providers; and the effect on economies and markets. To the extent that the COVID-19 pandemic continues to adversely affect our business and financial performance, it may also have the effect of heightening many of the other risks identified in the "Risk Factors" section of our most recently filed Annual Report on Form 10-K.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2020:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
7/1/20 - 7/31/20	1,299	$11.24	—	9,524,429
8/1/20 - 8/31/20	177	$11.05	—	9,524,429
9/1/20 - 9/30/20	47	$10.52	—	9,524,429
Total for quarter	1,523	$11.20	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 1,523 shares to be issued upon vesting of restricted stock awards to pay withholding taxes. During the three months ended September 30, 2020, no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2021.  As of September 30, 2020, a total of 9.5 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, and our capital plan.

Item 3.            Defaults upon Senior Securities

Not applicable

Item 4.            Mine Safety Disclosures

Not applicable

Item 5.            Other Information

Not applicable

Item 6.            Exhibits

Exhibit #	Description

3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101)

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

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	November 5, 2020	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	November 5, 2020	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/Chief Financial Officer and Principal Financial Officer

Dated	November 5, 2020	/s/ Lisa M. White
Lisa M. White Senior Vice President/Corporate Controller and Principal Accounting Officer