Form 10-K
period 2020-12-31
UMPQUA HOLDINGS CORP
filed 2021-02-25
CIK 1077771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2020, based on the closing price on that date of $10.64 per share, and 138,634,927 shares held was $1,475,075,623.

The registrant had outstanding 220,228,968 shares of common stock as of January 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders of Umpqua Holdings Corporation ("Proxy Statement") are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

UMPQUA HOLDINGS CORPORATION
FORM 10-K CROSS REFERENCE INDEX

The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-K, including "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

GLOSSARY OF DEFINED TERMS
2013 Plan	The Company's 2013 Incentive Plan
ACL	Allowance for credit losses
ACLLL	Allowance for credit losses on loans and leases
ALCO	Asset/Liability Management Committee
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASC Topic 326	Accounting Standards Codification section also known as Current Expected Credit Losses
ASU	Accounting Standards Update
Bank	Umpqua Bank
Basel III	Basel capital framework (third accord)
Board	The Company's Board of Directors
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CDL	Collateral-dependent loans
CECL	Current Expected Credit Losses (ASU 2016-13, ASC Topic 326)
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
Company	Umpqua Holdings Corporation and its subsidiaries
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act of 1977
CVA	Credit valuation adjustments
DCBS	Oregon Department of Consumer and Business Services Division of Financial Regulation
DC/SRP	Umpqua Holdings Corporation Deferred Compensation & Supplemental Retirement Plan
DCF	Discounted cash flow
DCP	Deferred compensation plan
DFAST	Dodd-Frank Act capital stress testing
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTA	Deferred tax assets
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
EQ2	Equity Equivalent Investments
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FinPac	Financial Pacific Leasing, Inc.
FINRA	Financial Industry Regulatory Authority
Fintech	Financial technology
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank

GLOSSARY OF DEFINED TERMS (CONTINUED)
GLB Act	Gramm-Leach-Bliley Act of 1999
GNMA	Government National Mortgage Association
HELOC	Home equity line of credit
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
MSR	Mortgage servicing rights
NOL	Net operating loss
OCC	Office of the Comptroller of the Currency
PCD	Purchased credit deteriorated
PD	Probability of default
PPLF	Payroll Protection Program Liquidity Facility
PPP	Paycheck Protection Program
Riegle-Neal Act	Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
RUC	Reserve for unfunded commitments
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SRP	Supplemental retirement plan
TDR	Troubled debt restructured
Trusts	23 trusts wholly-owned by the Company
USDA	United States Department of Agriculture
Umpqua	Umpqua Holdings Corporation and its subsidiaries
Umpqua 401(k) Plan	Umpqua Bank 401(k) and Profit Sharing Plan
Umpqua Investments	Umpqua Investments, Inc.

PART I

ITEM 1. BUSINESS.
In this Annual Report on Form 10-K, we refer to Umpqua Holdings Corporation as the "Company," "Umpqua," "we," "us," "our," or similar references.
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends" and "forecast" and words or phrases of similar meaning.
We make forward-looking statements about the projected impact on our business operations of the COVID-19 pandemic; Next Gen 2.0 initiatives including store consolidations, operational improvements, and facilities rationalizations; the sale of Umpqua Investments, Inc.; LIBOR; derivatives and hedging; the results and performance of models and economic forecasts used in our calculation of the allowance for credit loss; projected sources of funds and the Company's liquidity position; our securities portfolio; loan sales; adequacy of our allowance for credit losses, including the reserve for unfunded commitments; provision for credit losses; non-performing loans and future losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; PPP forgiveness and SBA fees; the economic environment; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including mortgage servicing rights values and sensitivity analyses; tax rates; and the effect of accounting pronouncements and changes in accounting methodology. Risks that could cause results to differ from forward-looking statements we make are set forth in our filings with the SEC and include, without limitation: current and future economic and market conditions, including the effects of declines in housing and commercial real estate prices, high unemployment rates, and any slowdown in economic growth particularly in the western United States; the length and immediate and long-term effects of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and demand for our products; economic forecast variables that are either materially worse or better than end of year projections and deterioration in the economy that exceeds current consensus estimates; our ability to effectively manage problem credits; our ability to successfully implement technology, efficiency and operational excellence initiatives; our ability to successfully develop and market new products and technology; changes in laws or regulations; our ability to meet the closing conditions to complete the sale of Umpqua Investments, Inc.; and our ability to successfully negotiate with landlords or reconfigure facilities. We also caution that the amount and timing of any future common stock dividends or repurchases will depend on the earnings, cash requirements and financial condition of the Company, market conditions, capital requirements, applicable law and regulations (including federal securities laws and state and federal banking laws and regulations), and other factors deemed relevant by the Company's Board of Directors, and will be subject to regulatory approval or conditions.
Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that might cause actual results to differ materially from those presented:
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

SEC Filings

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

Introduction

Umpqua Holdings Corporation, an Oregon corporation, is a bank holding company currently designated as a financial holding company with two principal operating subsidiaries, Umpqua Bank and Umpqua Investments, Inc. The Bank's wholly-owned subsidiary, Financial Pacific Leasing, Inc., is a commercial equipment leasing company.

Umpqua Bank is the largest bank with headquarters in the Pacific Northwest and is considered one of the most innovative banks in the United States, recognized nationally and internationally for its unique company culture and customer experience strategy. The Bank provides a broad range of banking, wealth management, mortgage and other financial services to corporate, institutional, and individual customers.

Business Strategy

Umpqua Bank's primary objective is to become the leading community-oriented financial services organization throughout the Western United States. We intend to increase market share, grow our assets and increase profitability and total shareholder return by differentiating ourselves from competitors through the following strategies:

Deliver on Corporate Strategic Objectives. The Company's 3-year (2018-2020) corporate strategic objectives branded as "Umpqua Next Gen" were designed to modernize the company, diversify and increase revenue, optimize processes and improve efficiency. Umpqua Next Gen builds on our customer-centric approach to banking, allowing us to differentiate ourselves in the marketplace and create a competitive advantage. The three pillars of Umpqua Next Gen include: Balanced Growth, Human Digital, and Operational Excellence. In late 2020, Umpqua launched "Next Gen 2.0" which further expands these objectives.

•Through Our Balanced Growth Initiatives, We Focus on Banking Full Customer Relationships. The Company has invested in broader product suites to meet the needs of customers across the spectrum of our business lines. We believe that Umpqua has the products and associate expertise necessary to support current and prospective customers. We believe we can bring the highest value to customers when internal lines of business work collaboratively to serve customers and exceed expectations. Umpqua's value proposition is to combine the product offerings of many larger competitors but deliver with a highly focused, customer centric approach. The importance of Balanced Growth initiatives have been embedded in modernizing our internal referral and goal-driven incentive plans to reward collaborative behavior and growth across product categories.
•Use A Human Digital Banking Approach to Retain and Expand Customer Base. As customer preferences and behaviors evolve with technological adoption, our strategy remains consistent: deliver an extraordinary experience across all customer touchpoints. As a result, we have developed our Human Digital banking approach, which uses technology to empower deeper, even more meaningful relationships with our customers across all lines of business. We believe this differentiates Umpqua and positions the Company well to adapt quickly as customer use of physical and digital channels evolves. Our innovative store concept remains a differentiator in this Human Digital approach as the combination of digital banking services, through platforms like Umpqua Go-To® and commercial focused applications. Our Human Digital approach enhances our ability to attract a broader range of customers and expand our value proposition across all channels.
•Become A More Efficient and Effective Company Through Operational Excellence Programs. The objectives of the operational excellence programs are to reduce redundancies, simplify processes, and ultimately bring associates closer to the customer. Umpqua has redesigned several key processes, including our commercial loan delivery and our deposit origination processes since the beginning of Umpqua Next Gen. In addition to combining similar functions throughout the Company, we have also simplified our supplier and vendor relationships by consolidating spend to key strategic partners.
Establish Strong Brand Awareness. We devote considerable resources to developing the "Umpqua Bank" brand through design strategy, marketing, and delivery through our customer-facing channels, as well as through active public relations, social media and community-based events and initiatives. Umpqua's goal is to connect with our customers and communities in fresh and engaging ways. The unique look and feel of our stores and interactive displays help demonstrate our commitment to being an innovative, customer-friendly provider of financial products and services, and our active community engagement and investments stand out with commercial customers. Our brand activation approach is based on actions, not just advertising, and builds strong consumer awareness of our products and services.
Prudently Manage Capital. An important part of our strategy is to continue to manage capital prudently, and to employ excess capital in a thoughtful and opportunistic manner that improves long-term shareholder returns. We accomplish this through organic growth and a top quartile dividend payout ratio for regional banks. We also opportunistically pursue strategic acquisitions, which could include technology-driven enterprises or banks and financial services companies in markets or lines of business where we see growth potential.

Growth Culture. We believe strongly that by investing in the professional growth of our associates and supporting the economic growth of our communities, we will create more opportunity to provide our products and services and to create deeper customer relationships across all divisions, from retail to mortgage and wholesale. Although a successful marketing program will attract customers to visit, well-trained and experienced associates are critical to solving customer needs with the right products and services.
Products and Services
We offer an array of financial products, delivered through traditional and digital channels, to meet the banking needs of our market area and target customers. To ensure the ongoing viability of our product offerings, we regularly examine the desirability and profitability of existing and potential new products. Our customers can access our products through online banking, mobile banking applications, including Umpqua Go-To® app, and Umpquabank.com.
Commercial Loans and Leases and Commercial Real Estate Loans. We offer specialized loans for corporate and commercial customers, including accounts receivable and inventory financing, multifamily loans, equipment loans, commercial equipment leases, international trade finance, real estate construction loans and permanent financing and Small Business Administration program financing as well as capital markets and treasury management services.
Treasury Management. As Umpqua focuses on banking the full customer relationship and meeting the needs of customers of all sizes, we offer treasury management products to our customers through our Global Payments & Deposits group. These products include ACH, wires, positive pay, remote deposit capture, integrated payables, commercial card, and foreign exchange related products. We also offer merchant services in coordination with a strategic partner, Worldpay.
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
Wealth Management. Through Umpqua's Private Bank, we serve high net worth individuals and families, and select non-profits and professional services firms, providing deposit, lending, and financial planning solutions. The Private Bank is designed to expand on Umpqua's existing high-touch customer experience and works collaboratively with other internal departments to offer a comprehensive, integrated approach designed to meet clients' financial needs.
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

Market Area and Competition

The geographic markets we serve are highly competitive for deposits, loans, leases and retail brokerage services. We compete with traditional banking institutions, as well as non-bank financial service providers, such as credit unions, brokerage firms, mortgage companies, and online based financial service providers. In our primary market areas of Oregon, Washington, California, Idaho, and Nevada, major national banks generally hold top market share positions. Competition also includes small community banks that operate in a concentrated area within our footprint and other regional banks that focus on commercial and retail banking.
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

Credit unions present a significant competitive challenge for our banking services and products. As credit unions currently enjoy an exemption from income tax, they are able to offer higher deposit rates and lower loan rates than banks can on a comparable basis. Credit unions are also not currently subject to certain regulatory constraints, such as the Community Reinvestment Act, which, among other things, requires us to implement procedures to make and monitor loans throughout the communities we serve. Adhering to such regulatory requirements raises the costs associated with our lending activities and reduces potential operating profits. Accordingly, we seek to compete by focusing on building customer relationships, providing superior service and offering a wide variety of commercial banking products.
The following tables present the Bank's market share percentage for total deposits as of June 30, 2020, in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from S&P Global, which compiles deposit data published by the Federal Deposit Insurance Corporation as of June 30, 2020 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

Oregon				Washington
County	Market Share	Market Rank	Number of Stores	County	Market Share	Market Rank	Number of Stores
Baker	30.5%	1	1	Asotin	16.1%	4	1
Benton	9.6%	6	2	Benton	6.2%	8	2
Clackamas	3.4%	7	3	Clallam	7.6%	4	2
Columbia	17.3%	3	1	Clark	15.0%	2	8
Coos	39.1%	1	5	Douglas	20.0%	2	1
Curry	46.5%	1	2	Franklin	9.3%	4	1
Deschutes	9.1%	6	4	Grant	6.2%	8	1
Douglas	68.7%	1	8	Grays Harbor	7.7%	4	1
Jackson	17.3%	2	7	King	1.5%	13	20
Josephine	18.4%	2	3	Kittitas	12.8%	4	2
Klamath	31.6%	1	3	Klickitat	36.5%	1	2
Lane	18.7%	1	6	Lewis	13.0%	2	1
Lincoln	7.1%	6	1	Okanogan	24.0%	2	2
Linn	15.3%	3	3	Pierce	3.4%	8	8
Malheur	19.5%	2	1	Skamania	66.5%	1	1
Marion	6.5%	7	3	Snohomish	1.0%	21	1
Multnomah	4.3%	7	12	Spokane	11.3%	2	7
Polk	6.8%	6	1	Thurston	2.7%	12	3
Tillamook	30.4%	2	1	Walla Walla	3.5%	6	1
Umatilla	5.4%	6	2	Whatcom	3.6%	11	3
Union	20.9%	2	2	Whitman	4.8%	8	1
Wallowa	25.9%	2	1
Washington	7.3%	5	6
Yamhill	2.6%	9	1

California				Idaho
County	Market Share	Market Rank	Number of Stores	County	Market Share	Market Rank	Number of Stores
Amador	4.5%	7	1	Ada	0.5%	17	2
Butte	2.5%	10	1	Benewah	21.3%	2	1
Calaveras	26.7%	2	3	Idaho	41.2%	1	1
Colusa	31.4%	1	2	Kootenai	2.3%	9	2
Contra Costa	0.4%	18	3	Latah	26.1%	1	2
El Dorado	5.7%	6	3	Nez Perce	16.3%	3	1
Glenn	29.2%	2	2	Valley	29.2%	3	2
Humboldt	26.9%	1	5
Lake	23.4%	2	2	Nevada
Los Angeles	0.1%	42	2	Washoe	3.7%	7	4
Marin	1.6%	11	2
Mendocino	4.6%	6	1
Napa	7.8%	4	4
Orange	0.2%	41	1
Placer	4.3%	8	4
Sacramento	0.9%	16	5
San Diego	0.4%	23	2
San Francisco	0.2%	15	3
San Joaquin	0.4%	17	1
San Luis Obispo	0.6%	14	1
Santa Clara	0.0%	33	1
Shasta	2.1%	10	1
Solano	3.2%	8	3
Sonoma	3.6%	10	7
Stanislaus	0.7%	15	2
Sutter	9.3%	6	1
Tehama	16.7%	1	2
Trinity	33.3%	2	1
Tuolumne	13.4%	4	1
Ventura	0.3%	19	1
Yolo	3.0%	7	1
Yuba	24.9%	3	2

Human Capital

At Umpqua, we are committed to creating an environment where our associates are inspired to be their best. Umpqua is powered by a team of nearly 4,000 associates working together to provide expert banking solutions that are rooted in deep human connection. Our people are the key to our success. In return, we strive to create a work experience that allows our associates to use their skills and passions to make a difference, while growing their careers, and being recognized for their diverse talents, backgrounds, and perspectives.

The ability to attract, retain, develop, and engage a talented and diverse workforce is critical to executing our business strategy. As of December 31, 2020, we employed a total of 3,920 employees, 87% of which were full-time associates. Our workforce is comprised of customer-facing associates across our various business lines, as well as professionals in various support functions that enable the business. Approximately 28% of our workforce was comprised of frontline retail store associates, nearly 17% were in our Home Lending division, 22% were in our wholesale businesses, and the remaining 33% were in support functions such as technology, finance, risk, audit, and human resources.
Employee Health and Safety. As the COVID-19 pandemic emerged in early 2020, as a threat to health and safety of our workforce, we moved most of our non-store workforce to remote operations. We were well-positioned from a technology standpoint to make this pivot and continued to be productive as our teams shifted to a remote work environment. Over time, and after putting in place appropriate safety measures, we migrated back designated functions and departments that operate most effectively in an on-site work arrangement. As of December 31, 2020, 60% of our workforce continues to work either fully remotely, or with only intermittent on-site access up to a few hours a week.
Because our business is considered an essential service vital to our communities, keeping our stores operational while protecting our associates and our customers was of critical importance. For those associates working on-site, we established several safety protocols, including occupancy limits and controls, physical distancing requirements and barriers, daily personal health attestation, enhanced cleaning, and required face coverings. These practices applied as well to the non-store associates working at or visiting Umpqua locations.
In support of our associates, we established a pandemic pay program to provide supplemental assistance to associates who needed to take time away from work for COVID-related illness, suspected illness, quarantine, or for childcare issues due to school closure. As of December 31, 2020, nearly 20% of our associates have utilized this program.
Associate Experience. Our workforce decreased by 5% during 2020, which was driven primarily by natural attrition. We did not have any significant reduction-in-force activities that were pandemic-related, or otherwise. Turnover rate, as calculated in our payroll system, in 2020 was 20%, and of this, 17% was voluntary.
We attract and reward our associates by providing market competitive compensation and benefit practices. Our compensation approach is designed to pay for performance and reward associate contributions. Each position has an established compensation range and associates have the opportunity to earn at the high end of their respective range for top performance. Our salary structure is informed by market data, and recognizing that the compensation environment is dynamic, we review and adjust our pay ranges regularly. This includes an ongoing practice of analyzing pay equity. In addition, many positions have incentive plans to encourage achievement of various corporate, business unit, and individual goals.
We offer competitive medical, dental, vision, life, short and long-term disability, and accident insurance, in addition to paid time off for vacation, sick time, and volunteerism. These programs are available to associates working 20 hours per week or more and are assessed regularly against market benchmarks.
On a regular basis, we conduct an associate engagement survey to gain insights into associate sentiment about various aspects of the associate experience. This feedback is used to assess the effectiveness of our people practices and prioritize enhancements to our programs.
Diversity, Equity and Inclusion. Umpqua Bank embraces the opportunity to foster a culture of diversity, equity, and inclusion in our associates, customers, and communities. With the adoption of a comprehensive diversity, equity, and inclusion strategic plan in 2020, our ongoing key focus areas will be connected to values integration, community engagement, being an employer of choice. We have accelerated the rollout of intensive internal training, which began in 2020 and will continue in 2021. Additionally, we have continued to expand programs that support an inclusive work environment, such as our Associate Resource Groups, which are open to all associates, and focus on gender, race and ethnicity, sexual orientation, ability or veteran status.
Recently, we launched a new Inclusion Council that will, in partnership with our Diversity Council, identify opportunities for further internal operational improvements. They will also identify ways to deepen our commitment to drive economic opportunity in communities of color through our community engagement programs. One illustration of our commitment at the most senior level is in the diverse make-up of our Board of Directors—chaired by a woman and including four women and three people of color.

Information about our Executive Officers

Information regarding employment agreements with our executive officers is contained in Item 11 below, which item is incorporated by reference to our proxy statement for the 2021 annual meeting of shareholders.

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
Federal and State Bank Regulation. Umpqua Bank, as a state chartered bank with deposits insured by the FDIC, is primarily subject to the supervision and regulation of the Oregon Department of Consumer and Business Services Division of Financial Regulation, the Washington Department of Financial Institutions, the California Department of Business Oversight, the Idaho Department of Finance Banking Section, the Nevada Division of Financial Institutions, the FDIC and the Consumer Financial Protection Bureau. Our primary state regulator, DCBS, regularly examines the Bank or participates in joint examinations with the FDIC; these agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.
Community Reinvestment Act and Fair Lending Laws. Umpqua Bank has a responsibility under the CRA, as implemented by FDIC regulations, to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The FDIC assesses Umpqua Bank's record of compliance with the CRA through periodic examinations.

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

CRA performance is considered in evaluating mergers, acquisitions and applications to open a branch or new facility. Umpqua Bank's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of Umpqua potentially resulting in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved.

In 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA's implementing regulations to reduce their complexity and associated burden on banks. In 2019, the FDIC and the OCC jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the Federal Reserve Board did not join in that proposed rulemaking. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020. The FDIC has not finalized the revisions to its CRA rule. In September 2020, the Federal Reserve issued its own CRA proposal to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. We will continue to evaluate the impact of any changes to the regulations implementing CRA. As of the most recent CRA examination, the Bank's CRA rating was "Satisfactory".

Transactions with Affiliates and Insiders. Banks are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not affiliated with the bank, and must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.
The Federal Reserve Act and related Regulation W limit the amount of certain loan and investment transactions between the Bank and its affiliates, require certain levels of collateral for such loans, and limit the amount of advances to third parties that may be collateralized by the securities of Umpqua or its subsidiaries. Regulation W requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. Umpqua and its subsidiaries have adopted an Affiliate Transactions Policy and have entered into various affiliate agreements designed to comply with Regulation W.
Privacy. Federal and state laws designed to protect individual privacy limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties, and impose other obligations on personal information collected by us. These rules require disclosure of privacy policies to clients and, in some circumstances, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of opt-out or opt-in authorizations. Pursuant to the Gramm-Leach-Bliley Act and certain state laws, companies are required to notify clients of security breaches resulting in unauthorized access to their personal information. In connection with the regulations governing the privacy of consumer financial information, the federal banking agencies have also adopted guidelines for establishing information security standards and programs to protect such information.

States are also increasingly proposing or enacting legislation that relates to data privacy and data protection such as the California Consumer Privacy Act which went into effect on January 1, 2020. We expect this trend of state-level activity in these areas to continue and are continually monitoring developments in the states in which our customers are located.

Federal Deposit Insurance. Substantially all deposits with Umpqua Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The standard maximum federal deposit insurance amount is $250,000 per qualified account.

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
Dividends. Under the Oregon Bank Act and the Federal Deposit Insurance Corporation Improvement Act of 1991, the Bank is subject to restrictions on the payment of cash dividends to its parent company and may be required to receive prior approval in certain circumstances. In addition, state and federal regulatory authorities are authorized to prohibit banks and holding companies from paying dividends that would constitute an unsafe or unsound banking practice. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality, and overall financial condition.
As a result of the goodwill impairment taken in the first quarter of 2020, the Company has an accumulated deficit and is required to notify the Board of Governors of the Federal Reserve System prior to declaring and paying a cash dividend to our shareholders and may not pay a dividend if the FRB objects. Additionally, the Company is required to seek FDIC and Oregon Division of Financial Regulation approval for quarterly dividends from Umpqua Bank to the Company.
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
The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve, which are based on the Basel Committee on Banking Supervision to the Basel capital framework.

The Basel III final rules, among other things, include the common equity Tier 1 capital to risk-weighted assets ratio, including a capital conservation buffer of 2.5%. The required CET1 ratio is a minimum of 7%. The minimum ratio of Tier 1 capital to risk-weighted assets is 8.5%, and the minimum leverage ratio is 5.0%.

Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank, have made a one-time permanent election to continue to exclude these items in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement actions. An institution's failure to exceed the capital conservation buffer with common equity Tier 1 capital would result in limitations on an institution's ability to make capital distributions and discretionary bonus payments. FDICIA requires federal banking regulators to take "prompt corrective action" with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered "well capitalized" as of December 31, 2020.

In July 2019, the OCC, the FRB, and the FDIC issued a final rule intended to simplify aspects of the regulatory capital rules for banking organizations, such as Umpqua, that are not advanced approaches banking organizations. The final rule includes amendments to the capital treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interests. These amendments were effective for Umpqua as of January 1, 2020. Pursuant to a final rule issued in July 2019, the transition provisions that were previously frozen have been replaced with new permanent rules effective in April 2020. Additionally, on March 27, 2020, federal bank regulatory agencies announced an interim final rule that allows banks that have implemented the current expected credit losses standard the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period. For purposes of calculating regulatory capital, the Company has elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the interim final rule adopted by federal bank regulatory agencies on March 27, 2020. Pursuant to the interim final rule, the estimated impact of CECL on regulatory capital will be phased in over a three-year period beginning in 2022.

Federal and State Regulation of Broker-Dealers. Umpqua Investments is regulated by the Financial Industry Regulatory Authority, as well as the SEC, and has customer funds, excluding decline in value of securities, insured through the Securities Investor Protection Corporation as well as third party insurers. FINRA and the SEC perform regular examinations of Umpqua Investments that include reviews of policies, procedures, recordkeeping, trade practices, and customer protection as well as other inquiries.
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
In March 2020, in response to the COVID-19 pandemic, its effect on economic activity in the near term and the risk it poses to the economic outlook, the Federal Open Market Committee lowered the target range for the federal funds rate 150 basis points to 0.00% to 0.25%. At its September 2020 meeting the FOMC noted it expects to maintain an accommodating stance of monetary policy until the outcomes of employment and inflation targets over the longer run is achieved.
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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits interstate banking and branching, which allows banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized bank holding company may acquire banks in any state or merge banks across state lines if permitted by state law. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company upon receipt of approval from the Director of the DCBS. The Bank has the ability to open additional de novo branches in the states of Oregon, California, Washington, Idaho, and Nevada.

The Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated interstate branching restrictions that were implemented as part of the Riegle-Neal Act, and removed many restrictions on de novo interstate branching by national and state-chartered banks. The FDIC and the Office of the Comptroller of the Currency have authority to approve applications by insured state non-member banks and national banks, respectively, to establish de novo branches in states other than the bank's home state if the law of the state in which the branch is located, or is to be located, would permit establishment of the branch, if the bank were a state bank chartered by such State.
Anti-Terrorism Legislation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act prohibits banks from providing correspondent accounts directly to foreign shell banks, as well as imposes due diligence requirements on banks opening and holding accounts for foreign financial institutions or wealthy foreign individuals. Banks are also required to have effective compliance processes in place relating to anti-money laundering compliance, as well as compliance with the Bank Secrecy Act.
The Dodd-Frank Act. The Dodd-Frank Act was a sweeping overhaul of financial industry regulation. The Dodd-Frank Act created the Financial Stability Oversight Council and permanently raised the FDIC deposit insurance coverage to $250,000. In addition, the Dodd-Frank Act added additional requirements on Banks and their regulators, including additional interchange fee limits, mortgage limit requirements, and say-on-pay executive compensation requirements.
Stress Testing and Capital Planning. Initially, Umpqua was subject to annual Dodd-Frank Act capital stress testing requirements of the Federal Reserve and the FDIC. As part of the DFAST process, Umpqua was required to submit the results of the company-run stress tests to the FDIC, and Umpqua disclosed certain results from stress testing exercises.  However, the Economic Growth, Regulatory Relief, and Consumer Protection Act, modified provisions of the Dodd-Frank Act that changed Umpqua's requirements. Umpqua internally monitors and stress tests its capital consistent with the safety and soundness expectations of its regulators.

CFPB Regulation and Supervision. The CFPB has authority to examine Umpqua and Umpqua Bank for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to credit card, deposit, mortgage and other consumer financial products and services the Bank offers. The CFPB is authorized to issue regulations and take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive or abusive. The agency also has authority to impose new disclosure requirements for any consumer financial product or service. In addition, the CFPB's regulations require lenders to conduct a reasonable and good faith determination at or before consummation of a residential mortgage loan that the borrower will have a reasonable ability to repay the loan.

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

Regulatory Developments Related to the COVID-19 Pandemic

The U.S. Congress, the FRB and U.S. state and federal regulatory agencies have taken actions to mitigate disruptions to economic activity and financial stability resulting from the COVID-19 pandemic. The descriptions below summarize certain significant government actions taken in response to the COVID-19 pandemic.

The CARES Act. The Coronavirus Aid, Relief and Economic Security Act was signed into law on March 27, 2020 and has subsequently been amended. Among other provisions, the CARES Act includes relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as TDR loans as well as a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts. In addition to the CARES Act, bank regulatory agencies issued interagency guidance indicating that a lender could conclude that the modifications under section 4013 of the CARES Act or the interagency guidance are not a TDR if certain criteria are met. The guidance also provides that loans generally will not be adversely classified if the short-term modification is related to COVID-19 relief programs. The Company has followed the guidance under the CARES Act, interagency guidance and state programs related to these loan modifications

The CARES Act also focused on economic stabilization and relief to severely distressed businesses with the Paycheck Protection Program, administered by the SBA, which provided loans for eligible small businesses for payroll obligations, emergency grants to cover immediate operating costs, and a mechanism for loan forgiveness.

The CARES Act contains additional protections for homeowners and renters of properties with federally-backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings and a 120-day moratorium on initiating eviction proceedings. Borrowers of federally-backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to COVID-19 pandemic. The Federal Housing Administration, Fannie Mae and Freddie Mac have independently extended their moratorium on foreclosures and evictions for single-family federally backed mortgages as well.

Also pursuant to the CARES Act, the U.S. Treasury has the authority to provide loans, guarantees and other investments in support of eligible businesses, states and municipalities impacted by the economic effects of COVID-19.

In late December 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act rebooted the PPP with many of the same parameters as the first program but with some important differences. Those changes include the ability for businesses that previously received a PPP loan to be eligible for a second-draw PPP loan, provided they meet the certain criteria. The Act also opened up first-draw PPP loans to additional companies and set aside funds for new and smaller borrowers, low and moderate income borrowers and for community and small lenders. It also allowed additional costs to be eligible for loan forgiveness and PPP borrowers will have to spend no less than 60% of the funds on payroll over a covered period.

FRB Actions. The FRB has taken a range of actions to support the flow of credit to households and businesses including reducing the target fed funds rate and maintaining an accommodating stance on monetary policy. The FRB also announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The FRB has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowings by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020.

In addition, the FRB has established, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19. Through these facilities and programs, the FRB has taken steps to directly or indirectly purchase assets from, or make loans to, U.S. companies, financial institutions, municipalities and other market participants. The FRB established the Payroll Protection Program Liquidity Facility. Under the PPLF, the Bank can obtain financing for PPP loans by pledging them to the FRB. We also have the ability to increase our borrowing capacity at the Federal Home Loan Bank by pledging the PPP loans.

Additional legislative and regulatory action may be proposed and could include requirements that could significantly impact our business practices. The impact of these legislative and regulatory initiatives on us, the economy and the U.S. consumer will depend upon a wide variety of factors some of which are yet to be identified.

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
COVID-19 RISK

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has negatively impacted the economy, changed customer behaviors, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and stay at home/sheltering in place requirements in the states and communities we serve. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue. The pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, unemployment levels continue to rise or regional economic conditions worsen. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. In response to the pandemic, we have initiated relief programs designed to support our customers and communities including payment deferral programs, deferral-related and other fee waivers, suspended residential property foreclosure sales, and other expanded assistance for customers. Future governmental actions may require additional types of customer-related responses that could negatively impact our financial results. We could be required to take capital actions in response to the COVID-19 pandemic, including reducing dividends and eliminating stock repurchases. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic; actions taken by governmental authorities and other third parties in response to the pandemic; the effect on our customers, counterparties, employees and third party service providers; and the effect on economies and markets. To the extent that the COVID-19 pandemic continues to adversely affect our business and financial performance, it may also have the effect of heightening many of the other risks.
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

We maintain an allowance for credit losses on loans and leases, which is a reserve established through a provision for credit losses charged to expense, that represents management's best estimate of current expected credit losses over the life of the loan or lease within the existing portfolio of loans and leases. The allowance for credit losses on loans and leases, in the judgment of management, is necessary to reserve for current expected credit losses and risks in the loan and lease portfolio. The level of the allowance for credit losses on loans and leases is an estimate that reflects management's consideration of relevant available information, including historical credit loss experience, current conditions, and reasonable and supportable forecasts. The determination of the appropriate level of the allowance for credit losses on loans and leases inherently involves a high degree of subjectivity and requires us to make significant estimates of current expected credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans and leases, identification of additional problem loans and leases, and other factors, both within and outside of our control, may require an increase in the allowance for credit losses on loans and leases.

In addition, bank regulatory agencies periodically review our allowance for credit losses on loans and leases and may require an increase in the provision for credit losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for credit losses on loans and leases would result in a decrease in net income, and possibly risk-based capital, and could have a material adverse effect on our financial condition and results of operations.

We are subject to lending concentration risks.

As of December 31, 2020, approximately 76% of our loan portfolio consisted of commercial and industrial, real estate construction, commercial real estate loans, and lease financing. Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and other consumer loans, implying higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over $20 million, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could have a material adverse effect on our financial condition and results of operations.

Deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses, which could have a material adverse effect on our business, financial condition and results of operations.
As of December 31, 2020, approximately 71% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate located in the five Western states in our footprint. Our success depends in part on economic conditions in the western United States and adverse changes in markets where our real estate collateral is located could adversely affect our business. Increases in delinquency rates or declines in real estate market values would require increased net charge-offs and increases in the allowance for credit losses on loans and leases, which could have a material adverse effect on our business, financial condition and results of operations and prospects.

The new credit loss accounting standard may create volatility in our provision for credit losses and could have a material impact on our financial condition or results of operations.
The Financial Accounting Standard Board's accounting standard, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaced the long-standing incurred loss model for recognizing credit losses with an expected loss model referred to as the CECL model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the incurred loss model, which delayed recognition until it was probable a loss had been incurred. The CECL model may create more volatility in the level of our allowance for credit losses on loans and leases. The new CECL standard became effective for us for fiscal year 2020 and for interim periods in 2020. We recognized a one-time cumulative-effect adjustment to our allowance for credit losses on loans and leases as of January 1, 2020. We expect to incur ongoing costs in maintaining the additional CECL models and methodology along with acquiring forecasts used within the models, and that the methodology will result in increased capital costs. The CECL process involves significant management judgment in determining the overall adequacy of the ACL. Management considers various qualitative factors including changes within the portfolio, changes to Bank policies and processes, as well as external factors, which may result in qualitative overlays to the model results.

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
•The process we use to estimate current expected credit losses in our loan portfolio requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation and may, in turn, impact its reliability.
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

Our investment portfolio consists of $733.3 million of collateralized mortgage obligations, the nature of these securities is such that changes in market interest rates impact the value of the assets. The widening of the credit risk adjusted rate spreads on potential new issuances of junior subordinated debentures above our contractual spreads and reductions in three-month LIBOR rates have contributed to the cumulative positive fair value adjustment in our junior subordinated debentures carried at fair value. Tightening of these credit risk adjusted rate spreads and interest rate volatility may result in recognizing negative fair value adjustments in the future.

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

In November 2020, the ICE Benchmark Administration, the London Interbank Offered Rate administrator, announced its intention to continue publishing most tenors of U.S. dollar LIBOR until June 30, 2023. The Financial Conduct Authority announced support for this development, signaling an extension from its prior communication that it would no longer require panel banks to submit rates for LIBOR after 2021. The Alternative Reference Rates Committee was convened in the U.S. to explore alternative reference rates and supporting processes. The ARRC is made up of financial and capital market institutions, is convened by the Federal Reserve Board and the Federal Reserve Bank of New York, and includes participation by various regulators. The ARRC identified a potential successor rate to LIBOR in the Secured Overnight Financing Rate and crafted the Paced Transition Plan to facilitate the transition. However, there are conceptual and technical differences between LIBOR and SOFR.

A significant portion of our loans, approximately 45%, and all of the related derivative contracts within the Commercial & Industrial, Commercial Real Estate, and Residential Mortgage portfolios reference LIBOR. We have not yet determined the optimal replacement reference rate(s) that will ultimately replace LIBOR in current contracts maturing after LIBOR cessation. We have introduced SOFR as an option for use in our variable or adjustable rate credit products going forward. We have organized an internal transition program to identify system, operational, and contractual impacts, assess our risks, manage the transition, facilitate communication with our customers, and monitor the program progress. The LIBOR retirement is a significant shift in the industry. A transition away from LIBOR could impact our pricing and interest rate risk models, our loan product structures, our hedging strategies, and communication with our customers.

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

LIQUIDITY RISK

Deposits are a critical source of funds for our continued growth and profitability.

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

MORTGAGE BANKING RISK

Changes in interest rates could reduce the value of mortgage servicing rights.

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

We depend upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae.

Our ability to generate revenues in our home lending group depends on programs administered by government-sponsored entities that play an important role in the residential mortgage industry. During 2020, 76% of mortgage loans were originated for sale to, or through programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. We service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae.  A majority of our mortgage servicing rights and loans serviced through subservicing agreements relate to these servicing activities. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards. Our status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller and servicer is subject to compliance with guidelines and failure to meet such guidelines could result in the unilateral termination of our status as an approved seller or servicer.  Changes in the existing government-sponsored mortgage programs or servicing eligibility standards through legislation or otherwise, or our failure to maintain a relationship with each of Fannie Mae, Freddie Mac and Ginnie Mae, could materially and adversely affect our business, financial position, results of operations and cash flows through negative impact on the pricing of mortgage related assets in the secondary market, higher mortgage rates to borrowers, or lower mortgage origination volumes and margins.

LEGAL, REGULATORY AND COMPLIANCE RISK

We are subject to extensive government regulation and supervision.

Umpqua Holdings Corporation and its subsidiaries, primarily Umpqua Bank, are subject to extensive federal and state regulation and supervision including by the FDIC, Oregon Division of Financial Regulation, Federal Reserve Board, CFPB, the SEC and FINRA, the primary focus of which is to protect customers, depositors, the deposit insurance fund and the safety and soundness of the banking system as a whole, and not shareholders. The quantity and scope of applicable federal and state regulations may place banks and brokerage firms at a competitive disadvantage compared to less regulated competitors such as financial technology companies, finance companies, credit unions, mortgage banking companies and leasing companies. These laws and regulations apply to almost every aspect of our business, and affect our lending practices and procedures, capital structure, investment activities, deposit gathering activities, our services and products, risk management practices, dividend policy and growth, including through acquisitions.

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

We are currently required to seek prior regulatory approval for dividends from the Bank to Umpqua and from Umpqua to shareholders. Our regulators have broad discretion whether to approve (or to not object to) dividends and when they will respond to our requests.

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

As cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies have proposed enhanced cyber risk management standards, focusing on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness. Several states have proposed or adopted cybersecurity legislation and regulations, which require, among other things, notification to affected individuals when there has been a security breach of their personal data. We receive, maintain and store non-public personal information of our customers and counterparties, including, but not limited to, personally identifiable information and personal financial information. The sharing, use, disclosure and protection of this information are governed by federal and state law. Both personally identifiable information and personal financial information is increasingly subject to legislation and regulation, the intent of which is to protect the privacy of personal information that is collected and handled. For example, in June of 2018, the Governor of California signed into law the California Consumer Privacy Act, which became effective on January 1, 2020, and Californians approved the California Privacy Rights Act in November 2020. We may become subject to new legislation or regulation concerning cybersecurity or the privacy of personally identifiable information and personal financial information or of any other information we may store or maintain. We could be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or require changes to our business practices or privacy policies. If cybersecurity, data privacy, data protection, data transfer or data retention laws are implemented, interpreted or applied in a manner inconsistent with our current practices, we may be subject to fines, litigation or regulatory enforcement actions or ordered to change its business practices, policies or systems in a manner that adversely impacts our operating results.

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

We and our customers are susceptible to fraud.

Financial institutions are inherently exposed to fraud risk. A fraud can be perpetrated by a customer, associate, vendor or member of the general public. We are most subject to fraud risk with the origination of loans, ACH and wire transactions, ATM transactions and checking transactions. Fraud risk within digital channels is challenging to detect and prevent and we are expanding our business more deeply into these channels. We rely on financial and other data from customers when we accept them as new customers and when they conduct transactions, which information could be fraudulent and expose us to losses that negatively impact our net income especially when delivered through digital channels. Our operational controls to prevent and detect such fraud may be ineffective in preventing new methods of fraud. If our customers experience fraud, theft or a cyber attack on their systems that results in loss of funds held at the Bank, they will often look to the Bank to make them whole regardless of fault, which can increase our costs to defend threatened litigation and result in loss of customer relationships.

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

We face pricing competition for loans and deposits. We also face competition with respect to customer convenience, product lines, accessibility of service and service capabilities. Our most direct competition comes from other banks, brokerages, mortgage companies and savings institutions, but more recently has also come from fintech companies that rely on technology to provide financial services. We also face competition from credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. The significant competition in attracting and retaining deposits and making loans, as well as providing other financial services throughout our market area may impact future earnings and growth. Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices, which can reduce net interest income and non-interest income from fee-based products and services.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.

The executive offices of Umpqua and Umpqua Investments are located at One SW Columbia Street in Portland, Oregon in office space that is leased. The Bank's headquarters, located in Roseburg, Oregon, is owned. At December 31, 2020, the Bank conducted commercial and retail banking activities at 265 locations, including 229 store locations, in Oregon, Washington, California, Idaho and Nevada. Our 265 locations include 104 owned and 161 leased locations. As of December 31, 2020, the Bank also operated 26 facilities for the purpose of administrative and other functions, such as back-office support, of which 2 are owned and 24 are leased. All facilities are in a good state of repair and appropriately designed for use as banking or administrative office facilities.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
 (a)    Our common stock is traded on The NASDAQ Global Select Market under the symbol "UMPQ." As of December 31, 2020, our common stock was held by 4,315 shareholders of record, a number that does not include beneficial owners who hold shares in "street name," or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2020, a total of 1.3 million shares of unvested restricted shares were outstanding.

On March 13, 2020, Umpqua's Board of Directors approved a cash dividend of $0.21 for the first quarter 2020, which was paid on April 15, 2020. Subsequently, the Company changed the timing of its dividends from an intra-quarter announcement to after earnings for each quarter are released. The shift in timing was made to provide the Company’s Board of Directors and regulators the opportunity to review final quarterly financial results and financial projections prior to approval of any dividends. The Company paid the quarterly cash dividends for the second and third quarter of $0.21 per common share on August 31, 2020 and November 30, 2020, respectively. On February 1, 2021, the Company declared a cash dividend for 2020 in the amount of $0.21 per common share based on fourth quarter 2020 performance, which will be paid on February 26, 2021.
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
(b)    Not applicable.

(c)    The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2020:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
10/01/20 - 10/31/20	1,561	$12.40	—	9,524,429
11/01/20 - 11/30/20	461	$14.73	—	9,524,429
12/01/20 - 12/31/20	—	$—	—	9,524,429
Total for quarter	2,022	$12.93	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 2,022 shares to be issued upon vesting of restricted stock awards to pay withholding taxes. During the three months ended December 31, 2020, no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)The Company's share repurchase plan, which was first approved by the Board and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2021. As of December 31, 2020, a total of 9.5 million shares remained available for repurchase. Under the repurchase plan, the Company repurchased 331,000 during 2020, 300,000 in 2019, and 327,000 in 2018. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, regulatory requirements for prior approval or non-objection, asset growth, earnings, and our capital plan.

Restricted shares cancelled to pay withholding taxes totaled 163,000 and 115,000 shares during the years ended December 31, 2020 and 2019, respectively.
Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in "Part III—Item 12" of this Report.
Stock Performance Graph

The following chart, which is furnished as part of our annual report to shareholders and not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2020, with (i) the Total Return Index for The NASDAQ Stock Market (U.S. Companies) (ii) the Standard and Poor's 500 and (iii) the NASDAQ Bank Index. This comparison assumes $100.00 was invested on December 31, 2015, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2015 to December 31, 2020, was obtained by using the NASDAQ closing prices as of the last trading day of each year.

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
Index Value
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Umpqua Holdings Corporation
NASDAQ Bank
S&P 500
NASDAQ U.S.

	Period Ending
	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Umpqua Holdings Corporation	$100.00	$122.90	$141.05	$112.36	$131.45	$118.47
NASDAQ U.S.	$100.00	$108.97	$141.36	$137.39	$187.87	$272.51
S&P 500	$100.00	$111.95	$136.38	$130.39	$171.44	$202.96
NASDAQ Bank	$100.00	$137.97	$145.50	$121.96	$151.69	$140.31

ITEM 6. SELECTED FINANCIAL DATA.
Umpqua Holdings Corporation
Annual Financial Trends

(in thousands, except per share data)	2020	2019	2018	2017	2016
Interest income	$1,012,627	$1,131,076	$1,067,149	$943,901	$904,163
Interest expense	130,108	210,442	128,510	78,216	66,051
Net interest income	882,519	920,634	938,639	865,685	838,112
Provision for credit losses	204,861	72,515	55,905	47,254	41,674
Non-interest income	412,009	339,824	279,417	278,487	301,728
Non-interest expense (1)	2,546,087	719,040	739,465	747,875	737,155
(Loss) income before provision for income taxes	(1,456,420)	468,903	422,686	349,043	361,011
Provision for income taxes	67,000	114,808	106,423	106,730	130,943
Net (loss) income	$(1,523,420)	$354,095	$316,263	$242,313	$230,068

YEAR END
Assets	$29,235,175	$28,846,809	$26,939,781	$25,680,447	$24,771,406
Earning assets	27,808,889	25,633,843	23,959,168	22,707,469	21,707,267
Loans and leases (2)	21,779,367	21,195,684	20,422,666	19,019,192	17,440,583
Deposits	24,622,201	22,481,504	21,137,486	19,948,300	19,020,985
Borrowings	771,482	906,635	751,788	802,357	852,397
Junior subordinated debentures, at fair value	255,217	274,812	300,870	277,155	262,209
Junior subordinated debentures, at amortized cost	88,268	88,496	88,724	100,609	100,931
Total shareholders' equity	2,704,577	4,313,915	4,056,442	3,969,367	3,875,082
Common shares outstanding	220,226	220,229	220,255	220,149	220,177

AVERAGE
Assets	$29,211,733	$27,971,844	$26,210,933	$25,074,144	$24,079,753
Earning assets	27,344,492	24,843,425	23,309,013	22,112,828	20,943,045
Loans and leases (2)	22,082,359	20,889,769	19,562,369	18,169,449	17,190,625
Deposits	24,104,360	21,804,035	20,519,609	19,351,738	18,347,451
Borrowings	1,014,240	896,681	785,593	846,542	897,050
Junior subordinated debentures	325,633	373,253	370,518	365,196	359,003
Total shareholders' equity	2,982,458	4,206,380	4,002,700	3,929,566	3,856,890
Basic common shares outstanding	220,218	220,339	220,280	220,251	220,282
Diluted common shares outstanding	220,218	220,650	220,737	220,836	220,908

PER COMMON SHARE DATA
Basic earnings	$(6.92)	$1.61	$1.44	$1.10	$1.04
Diluted earnings	(6.92)	1.60	1.43	1.10	1.04
Book value	12.28	19.59	18.42	18.03	17.60
Tangible book value (3)	12.21	11.39	10.19	9.77	9.31
Cash dividends declared	0.63	0.84	0.82	0.68	0.64

(dollars in thousands)	2020	2019	2018	2017	2016
PERFORMANCE RATIOS
Return on average assets (4)	(5.22%)	1.27%	1.21%	0.97%	0.95%
Return on average common shareholders' equity (5)	(51.08%)	8.42%	7.90%	6.17%	5.96%
Return on average tangible common shareholders' equity (6)	(60.34%)	14.77%	14.45%	11.49%	11.34%
Efficiency ratio (7)	196.47%	56.97%	60.61%	65.11%	64.41%
Average common shareholders' equity to average assets	10.21%	15.04%	15.27%	15.67%	16.02%
Leverage ratio (8)	8.98%	9.16%	9.31%	9.38%	9.21%
Net interest margin (fully tax equivalent) (9)	3.23%	3.71%	4.04%	3.94%	4.02%
Non-interest income to total net revenue (10)	31.83%	26.96%	22.94%	24.34%	26.47%
Dividend payout ratio (11)	(9.10%)	52.17%	56.94%	61.82%	61.54%

ASSET QUALITY
Non-performing loans and leases	$67,437	$64,213	$87,267	$82,318	$56,134
Non-performing assets	69,247	67,508	98,225	94,052	62,872
Allowance for credit losses on loans and leases	328,401	157,629	144,871	140,608	133,984
Allowance for credit losses (12)	348,687	162,735	149,394	144,571	137,595
Net charge-offs	71,102	59,757	51,642	40,630	38,012
Non-performing loans and leases to loans and leases	0.31%	0.30%	0.43%	0.43%	0.32%
Non-performing assets to total assets	0.24%	0.23%	0.36%	0.37%	0.25%
Allowance for credit losses on loans and leases to total loans and leases	1.51%	0.74%	0.71%	0.74%	0.77%
Allowance for credit losses to loans and leases	1.60%	0.77%	0.73%	0.76%	0.79%
Net charge-offs to average loans and leases	0.32%	0.29%	0.26%	0.22%	0.22%
(1)Includes goodwill impairment of $1.8 billion during the year ended December 31, 2020
(2)Excludes loans held for sale
(3)Common shareholders' equity less intangible assets (excluding MSR) divided by shares outstanding at the end of the year. See Management's Discussion and Analysis of Financial Condition and Results of Operations-"Results of Operations - Overview" for the reconciliation of non-GAAP financial measures, in Item 7 of this report.
(4)Net income divided by average assets.
(5)Net income divided by average common shareholders' equity.
(6)Net income divided by average common shareholders' equity less average intangible assets. See Management's Discussion and Analysis of Financial Condition and Results of Operations-"Results of Operations - Overview" for the reconciliation of non-GAAP financial measures, in Item 7 of this report.
(7)Non-interest expense divided by the sum of net interest income (fully tax equivalent) and non-interest income.
(8)Tier 1 capital divided by leverage assets. Leverage assets are defined as quarterly average total assets, net of goodwill, intangibles and certain other items as required by the Federal Reserve.
(9)Net interest margin (fully tax equivalent) is calculated by dividing net interest income (fully tax equivalent) by average interest earnings assets.
(10)Non-interest income divided by the sum of non-interest income and net interest income.
(11)Dividends declared per common share divided by basic earnings per common share.
(12)For comparability, prior period balances include both the allowance for credit losses on loans and leases and the reserve for unfunded commitments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS

See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this report.
The following discussion and analysis of our financial condition and results of operations constitutes management's review of the factors that affected our financial and operating performance for the years ended December 31, 2020 and 2019. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. For a discussion of the year ended December 31, 2018, including a comparison to the year ended December 31, 2019, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, on Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 27, 2020.

EXECUTIVE OVERVIEW

Recent Developments – COVID-19

At this time, we are unable to predict the extent and magnitude of the negative impact on our business of the COVID-19 pandemic and related governmental reaction due to numerous uncertainties. To limit the impact of COVID-19 on our business operations, customers and associates, we have modified our operations to comply with multiple state-level proclamations and Centers for Disease Control and Prevention guidance and best practices by restricting travel, maintaining remote work programs for associates, restricting lobby access to stores and having customers bank by appointment, online, or via our mobile banking app, increasing facilities cleaning scope and frequency, and deploying resources for new programs such as the Payroll Protection Program. We have also addressed other customer needs during the pandemic by continuing to offer our Umpqua Go-To® application which offers customers and associates a safe and effective way to conduct banking.

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

While we do not know and cannot quantify all of the specific impacts, the extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, continues to depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic; actions taken by governmental authorities and other third parties in response to the pandemic, including vaccinations; the effect on our customers, counterparties, employees and third party service providers; and the effect on the economy and markets.

We expect that the COVID-19 pandemic will continue to negatively impact the economy and our business including our results of operations and stock price. The federal government response to the COVID-19 pandemic has had a positive impact on our business, including our involvement in the PPP, as well as increased mortgage loan production fueled by the decline in interest rates, although these benefits may be short-term in nature and are offset by other impacts on the Bank in a prolonged low interest rate environment. The risks to our business are more fully described in Part I, item 1A "Risk Factors" of this Annual Report on Form 10-K. We are closely monitoring the impact of COVID-19 on all aspects of our business.

Financial

Significant items for the year ended December 31, 2020 were as follows:

Financial Performance
•Net loss per diluted common share was $6.92 for the year ended December 31, 2020, compared to net income per diluted common share of $1.60 for the year ended December 31, 2019.  The net loss for the year ended December 31, 2020, was due to the goodwill impairment, increased provision for credit losses, as well as net interest margin compression, offset by an increase in non-interest income.

•In March 2020, the Company recorded a goodwill impairment of $1.8 billion. An interim goodwill impairment analysis was completed due to the decline in the economic environment, specifically the impact of significant decreases in interest rates, declines in the Company's stock price, as well as estimated higher credit losses. The non-cash goodwill impairment recorded does not impact tangible equity or our regulatory capital ratios.

•Net interest income was $882.5 million for the year ended December 31, 2020, compared to $920.6 million for the year ended December 31, 2019. The decrease in net interest income compared to the same period in the prior year was due to lower yields on interest-earning assets due to interest rate cuts by the Federal Reserve, partially offset by higher average earning asset balances and lower cost of interest-bearing liabilities.
•Net interest margin, on a tax equivalent basis, was 3.23% for the year ended December 31, 2020, compared to 3.71% for the year ended December 31, 2019.  The decrease in net interest margin compared to the same period in the prior year was driven by lower yields on interest-earning assets, due to the interest rate cuts that the Federal Reserve instituted as a response to the COVID-19 pandemic. The decrease was partially offset by a reduction in the cost of interest-bearing liabilities as a result of the Company's management of the cost of our funding sources.

•Non-interest income was $412.0 million for the year ended December 31, 2020, compared to $339.8 million for the year ended December 31, 2019. This increase was primarily driven by the increase in residential mortgage banking revenue. In 2019, we recorded a one-time gain of $81.9 million from the sale of Visa Inc. Class B common stock.

•Residential mortgage banking revenue was $270.8 million for the year ended December 31, 2020, compared to $101.8 million for year ended December 31, 2019. The increase in residential mortgage banking revenue was primarily driven by an increase in originations in the current year due to elevated refinance demand from lower mortgage interest rates. Income from the origination and sale of residential mortgages increased by $203.8 million, as compared to the prior year, offset by losses on the fair value of the MSR asset due to increases in actual and projected prepayment speeds.

•For-sale mortgage closed loan volume increased by 116% in 2020, as compared to 2019. In addition, the gain on sale margin increased to 4.62%, for the year ended December 31, 2020, as compared to 3.38% in 2019. The increase in the gain on sale margin was due to constrained industry capacity.

•Non-interest expense was $2.5 billion for the year ended December 31, 2020, compared to $719.0 million for the year ended December 31, 2019. The increase in non-interest expense compared to the same period in the prior year was driven by the $1.8 billion goodwill impairment that was recorded in the first quarter. In addition, salaries and employee benefits expense increased due to the significant mortgage banking activity, partially offset by decreases in other expenses as the Company limited travel and used remote collaboration tools.

•Total gross loans and leases were $21.8 billion as of December 31, 2020, an increase of $583.7 million, or 3%, compared to December 31, 2019. The increase in total loans was primarily due to the production of PPP loans. Excluding PPP loan production, loan balances declined due to reduced origination activity in the current economic environment and a strategic decision to allocate a greater percentage of home lending production to LHFS.

•The Company participates in the PPP, offering loans to both customers and non-customers throughout our footprint. As of December 31, 2020, the Company had approximately 14,800 PPP loans and $1.8 billion in PPP loans, with an average customer loan balance of $118,000. PPP loan balances will decline as customers complete the applicable loan forgiveness process through the Company and the SBA.

•Total deposits were $24.6 billion as of December 31, 2020, an increase of $2.1 billion, or 10%, from December 31, 2019. This increase was due to growth in non-interest bearing demand deposits, which was mainly attributable to an increase in commercial customers' non-interest bearing accounts to increase their liquidity position, and personal customers decreasing discretionary spending. This increase was partially offset by decreases in higher cost time deposits and commercial money market relationships.

•Total consolidated assets were $29.2 billion as of December 31, 2020, compared to $28.8 billion at December 31, 2019. The increase was mainly due to the increase in loans due to PPP loan production and an increase in on-balance sheet liquidity, offset by the goodwill impairment recorded in the first quarter of 2020 and an increase in the allowance for credit losses.

Credit Quality
•Non-performing assets increased to $69.2 million, or 0.24% of total assets, as of December 31, 2020, compared to $67.5 million, or 0.23% of total assets, as of December 31, 2019.  Non-performing loans were $67.4 million, or 0.31% of total loans and leases, as of December 31, 2020, compared to $64.2 million, or 0.30% of total loans and leases, as of December 31, 2019.

•The allowance for credit losses on loans and leases was $328.4 million, as of December 31, 2020, an increase of $170.8 million, as compared to December 31, 2019. The reserve for unfunded commitments was $20.3 million, as of December 31, 2020, an increase of $15.2 million, as compared to December 31, 2019. The significant increases in the allowance for credit losses are due to the economic forecasts which reflect the rapidly changing economic environment as a result of the COVID-19 pandemic, additional risk associated with payment deferrals, political uncertainty and unknown fiscal support anticipating a continued economic downturn, as well as the implementation of CECL. The initial adjustment to the allowance for credit losses, which includes the allowance for credit losses on loans and leases and the reserve for unfunded commitments, with the adoption of CECL as of January 1, 2020, was $53.2 million.

•The provision for credit losses was $204.9 million for 2020. This was compared to a provision for credit losses (including the provision related to the reserve for unfunded commitments) of $73.1 million for 2019. The increase for the year ended December 31, 2020, compared to 2019, was attributable to the economic forecasts influenced by the COVID-19 pandemic used in the CECL calculation of the allowance for credit losses. As an annualized percentage of average outstanding loans and leases, the provision for credit losses for the year ended December 31, 2020 was 0.92%, as compared to 0.35% for the same period in 2019.

Liquidity

•Total cash and cash equivalents was $2.6 billion as of December 31, 2020, an increase of $1.2 billion from December 31, 2019. The increase in cash and cash equivalents reflects the Bank's current liquidity strategy to have an elevated on-balance sheet liquidity position to further enhance flexibility due to the increased market volatility and uncertainty as a result of the COVID-19 pandemic.

Capital and Growth Initiatives
•Umpqua launched "Next Gen 2.0" as a continuation of our initiative to modernize the Bank. Like its predecessor, the Next Gen 2.0 program includes initiatives to grow revenue, invest in strategic areas for future growth, including technology and digital enhancements, and to continue to advance operational excellence goals to reduce operating costs and invest the savings in strategic growth opportunities. We prioritize strategic investments to grow the balance sheet, including key human digital initiatives to advance the customer experience, and gain market share.

•The Company's total risk based capital was 15.6% and its Tier 1 common to risk weighted assets ratio was 12.3% as of December 31, 2020. As of December 31, 2019, the Company's total risk based ratio was 14.0% and its Tier 1 common to risk weighted assets ratio was 11.2%.

•The Company declared cash dividends of $0.63 per common share during the year ended December 31, 2020. The Company shifted the timing of its dividend declarations from historical intra-quarter announcements to after quarterly earnings are finalized and applicable regulatory approval processes are complete. Accordingly, the fourth quarter 2020 dividend of $0.21 per common share was declared on February 1, 2021. In addition, we repurchased 331,000 shares of common stock during the year.

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

Allowance for Credit Losses Policy

The Bank has established an Allowance for Credit Losses Committee, which is responsible for, among other things, regularly reviewing the ACL methodology, including allowance levels, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The Company's Audit and Compliance Committee provides board oversight of the ACL process and reviews and approves the ACL methodology on a quarterly basis.

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

Loans and leases deemed to be collateral dependent, or loans deemed to be reasonably expected to become troubled debt restructured or troubled debt restructured, are individually evaluated for loss based on the value of the underlying collateral or a discounted cash flow analysis.

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

The reserve for unfunded commitments is established to absorb inherent losses associated with our commitment to lend funds, such as with a letter or line of credit. The adequacy of the ACLLL and RUC are monitored on a regular basis and are based on management's evaluation of numerous factors, including: the CECL model outputs; quality of the current loan portfolio; the trend in the loan portfolio's risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information.

Management believes that the ACL was adequate as of December 31, 2020. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could result in additional provision for loan and lease losses in future periods.

Residential Mortgage Servicing Rights

We have a significant investment in residential mortgage servicing rights. The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company measures its residential mortgage servicing assets at fair value and reports changes in fair value through earnings.  Fair value adjustments encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are separately reported. Under the fair value method, the MSR is carried on the balance sheet at fair value and the changes in fair value are reported in earnings within residential mortgage banking revenue for the period in which the change occurs.

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

Valuation of Goodwill

Goodwill is not amortized but instead is periodically tested for impairment on an annual basis, or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting unit level.  The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions.

The Company performs its analysis of goodwill at the reporting unit level analyzing any factors that would impact the estimated fair value of the reporting unit compared to its carrying value. Goodwill is allocated between the reporting units of Wholesale Bank, Retail Bank, and Wealth Management. The Company first assesses qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that goodwill is impaired. If the qualitative assessment results indicate that it is more likely than not that the fair value of any reporting unit is less than its carrying amount, then the quantitative impairment test is performed. Various valuation methodologies are considered when completing the quantitative impairment test to determine the estimated fair value of the reporting unit which is then compared to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying amount, an impairment charge would be taken for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

The Company assessed goodwill for impairment at the interim date of March 31, 2020, due to events and circumstances indicating potential impairment. At that time, the Company recorded a goodwill impairment of $1.8 billion based on the results of the quantitative assessment. The goodwill impairment reduced the goodwill allocated to the Wholesale Bank and Retail Bank reporting units to zero. As of October 31, 2020, the Company completed its annual goodwill impairment analysis for the remaining $2.7 million, which is at the Wealth Management reporting unit, and determined that no impairment was indicated.

Fair Value
A hierarchical disclosure framework associated with the level of pricing observability is utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding Recent Accounting Pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

RESULTS OF OPERATIONS

For the year ended December 31, 2020, the Company had a net loss of $1.5 billion, or $6.92 loss per diluted common share, compared to net income of $354.1 million, or $1.60 earnings per diluted common share for the year ended December 31, 2019. The net loss for 2020 was attributable to goodwill impairment of $1.8 billion, an increase in provision for credit losses, and interest margin compression. The net loss was partially offset by an increase in non-interest income from increased residential mortgage banking revenue, due to strong mortgage production and higher margins, driven by lower interest rates during the period. The goodwill impairment taken as of March 31, 2020, based on an interim impairment analysis triggered by the deterioration in the economic environment, resulting from the COVID-19 pandemic, specifically the reduction in interest rates, the increase in projected credit losses, and the decline in the Company's stock price. The increase in the provision for credit losses is due to the COVID-19 pandemic influenced economic forecast used in the calculation of the allowance for credit losses using CECL.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the years ended December 31, 2020, 2019, and 2018. For each of the periods presented, the table includes the calculated ratios based on reported net (loss) income. Our return on average common shareholders' equity has historically been negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net (loss) income by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity
For the Years Ended December 31, 2020, 2019, and 2018

(dollars in thousands)	2020	2019	2018
Return on average assets	(5.22)%	1.27%	1.21%
Return on average common shareholders' equity	(51.08)%	8.42%	7.90%
Return on average tangible common shareholders' equity	(60.34)%	14.77%	14.45%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$2,982,458	$4,206,380	$4,002,700
Less: average goodwill and other intangible assets, net	(457,550)	(1,808,879)	(1,814,756)
Average tangible common shareholders' equity	$2,524,908	$2,397,501	$2,187,944

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of December 31, 2020 and 2019:

(dollars in thousands)	December 31, 2020	December 31, 2019
Total shareholders' equity	$2,704,577	$4,313,915
Subtract:
Goodwill	2,715	1,787,651
Other intangible assets, net	13,360	18,346
Tangible common shareholders' equity	$2,688,502	$2,507,918
Total assets	$29,235,175	$28,846,809
Subtract:
Goodwill	2,715	1,787,651
Other intangible assets, net	13,360	18,346
Tangible assets	$29,219,100	$27,040,812
Tangible common equity ratio	9.20%	9.27%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited.  Although we believe these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income is the largest source of our income. Net interest income for 2020 was $882.5 million, a decrease of $38.1 million or 4% compared to the same period in 2019 due to margin compression during 2020. The decrease in net interest income in 2020 compared to 2019 was driven by lower yields on interest-earning assets due to a decrease in short and long-term interest rates from the interest rate cuts that the Federal Reserve instituted as a response to the COVID-19 pandemic. The decrease was partially offset by higher average interest-earning assets (due to the PPP program) and lower cost of interest-bearing liabilities as the Bank actively managed the cost of funds. The Bank has reduced deposit exception pricing on money market and time deposits to reduce the cost of these deposits. In addition, the Bank has allowed higher-cost deposits, such as brokered time deposits, to run off.
The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.23% for 2020, a decrease of 48 basis points compared to 2019.  The decrease in the net interest margin primarily resulted from a decrease in the average yields on interest-earning assets, partially offset by the decline in the cost of interest-bearing liabilities and the increase in average loan and lease balances. In March 2020, in response to the COVID-19 pandemic, the Federal Open Market Committee of the Federal Reserve System, lowered the target range for the federal funds rate 150 basis points to a range of 0.00% to 0.25%. The FOMC expects to maintain this target until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals. Key interest rate declines experienced in 2020 have negatively impacted the Company's net interest margin. The yield on loans and leases for 2020 decreased by 74 basis points compared to 2019, although the average balance of loans and leases increased by $1.2 billion over the same period. The total cost of interest-bearing liabilities for 2020 was 0.75%, representing a decrease of 51 basis points compared to 2019.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for years ended December 31, 2020, 2019 and 2018:

	2020			2019			2018
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$588,058	$20,509	3.49%	$299,560	$14,477	4.83%	$288,288	$14,475	5.02%
Loans and leases (1)	22,082,359	930,930	4.22%	20,889,769	1,036,600	4.96%	19,562,369	957,639	4.90%
Taxable securities	2,796,581	50,354	1.80%	2,701,821	58,419	2.16%	2,729,950	78,002	2.86%
Non-taxable securities (2)	240,054	7,500	3.12%	264,017	8,971	3.40%	281,906	10,316	3.66%
Temporary investments and interest-bearing deposits	1,637,440	4,739	0.29%	688,258	14,180	2.06%	446,500	8,665	1.94%
Total interest earning assets	27,344,492	1,014,032	3.71%	24,843,425	1,132,647	4.56%	23,309,013	1,069,097	4.59%
Other assets	1,867,241			3,128,419			2,901,920
Total assets	$29,211,733			$27,971,844			$26,210,933
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$2,754,417	$5,712	0.21%	$2,365,845	$12,040	0.51%	$2,333,662	$7,675	0.33%
Money market deposits	7,193,470	19,811	0.28%	6,740,502	56,633	0.84%	6,438,175	27,599	0.43%
Savings deposits	1,697,353	801	0.05%	1,467,263	1,746	0.12%	1,473,134	1,356	0.09%
Time deposits	3,882,684	73,876	1.90%	4,483,818	97,522	2.17%	3,575,526	56,055	1.57%
Total interest-bearing deposits	15,527,924	100,200	0.65%	15,057,428	167,941	1.12%	13,820,497	92,685	0.67%
Repurchase agreements and federal funds purchased	370,091	766	0.21%	319,723	2,092	0.65%	287,767	506	0.18%
Borrowings	1,014,240	13,921	1.37%	896,681	17,564	1.96%	785,593	13,604	1.73%
Junior subordinated debentures	325,633	15,221	4.67%	373,253	22,845	6.12%	370,518	21,715	5.86%
Total interest-bearing liabilities	17,237,888	130,108	0.75%	16,647,085	210,442	1.26%	15,264,375	128,510	0.84%
Non-interest-bearing deposits	8,576,436			6,746,607			6,699,112
Other liabilities	414,951			371,772			244,746
Total liabilities	26,229,275			23,765,464			22,208,233
Common equity	2,982,458			4,206,380			4,002,700
Total liabilities and shareholders' equity	$29,211,733			$27,971,844			$26,210,933
NET INTEREST INCOME		$883,924			$922,205			$940,587
NET INTEREST SPREAD			2.96%			3.30%			3.75%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.23%			3.71%			4.04%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.4 million, $1.6 million, and $1.9 million for the years ended 2020, 2019, and 2018, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2020 compared to 2019. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	2020 compared to 2019			2019 compared to 2018
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans held for sale	$10,932	$(4,900)	$6,032	$555	$(553)	$2
Loans and leases	56,730	(162,400)	(105,670)	65,707	13,254	78,961
Taxable securities	1,988	(10,053)	(8,065)	(795)	(18,788)	(19,583)
Non-taxable securities (1)	(779)	(692)	(1,471)	(633)	(712)	(1,345)
Temporary investments and interest bearing deposits	9,197	(18,638)	(9,441)	4,949	566	5,515
Total interest-earning assets(1)	78,068	(196,683)	(118,615)	69,783	(6,233)	63,550
Interest-bearing liabilities:
Interest bearing demand	1,723	(8,051)	(6,328)	107	4,258	4,365
Money market	3,573	(40,395)	(36,822)	1,354	27,680	29,034
Savings	239	(1,184)	(945)	(5)	395	390
Time deposits	(12,228)	(11,418)	(23,646)	16,425	25,042	41,467
Repurchase agreements and federal funds	30	(1,356)	(1,326)	403	1,183	1,586
Borrowings	2,093	(5,736)	(3,643)	2,055	1,905	3,960
Junior subordinated debentures	(2,673)	(4,951)	(7,624)	161	969	1,130
Total interest-bearing liabilities	(7,243)	(73,091)	(80,334)	20,500	61,432	81,932
Net increase (decrease) in net interest income (1)	$85,311	$(123,592)	$(38,281)	$49,283	$(67,665)	$(18,382)
(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $204.9 million for 2020, compared to $73.1 million for 2019 (which includes both the provision for loan and lease losses and the provision for the reserve for unfunded commitments). The increase in the provision for credit losses in 2020 compared to 2019 was primarily attributable to CECL as well as the economic forecasts related to the COVID-19 pandemic. As a percentage of average outstanding loans and leases, the provision for credit losses recorded for 2020 was 0.92%, an increase of 57 basis points from 2019.

Net-charge offs were $71.1 million for 2020, or 0.32% of average loans and leases, compared to net charge-offs of $59.8 million, or 0.29% of average loans and leases, for 2019. The majority of net charge-offs relate to the lease and equipment finance portfolio, which is included in the commercial loan portfolio.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. The non-accrual leases and equipment finance agreements of $18.7 million as of December 31, 2020 have a related allowance for credit losses of $16.7 million, with the remaining loans written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

NON-INTEREST INCOME

Non-interest income for 2020 was $412.0 million, an increase of $72.2 million, or 21%, compared to the same period in 2019. The following table presents the key components of non-interest income for years ended December 31, 2020 and 2019:

	2020 compared to 2019
(dollars in thousands)	2020	2019	Change Amount	Change Percent
Service charges on deposits	$58,561	$64,514	$(5,953)	(9)%
Brokerage revenue	15,599	15,877	(278)	(2)%
Residential mortgage banking revenue, net	270,822	101,810	169,012	166%
Gain (loss) on sale of debt securities, net	190	(7,184)	7,374	(103)%
Gain on equity securities, net	769	83,475	(82,706)	(99)%
Gain on loan and lease sales, net	6,707	10,467	(3,760)	(36)%
BOLI income	8,399	8,406	(7)	—%
Other income	50,962	62,459	(11,497)	(18)%
Total non-interest income	$412,009	$339,824	$72,185	21%

Service charges on deposits for the year ended December 31, 2020, decreased $6.0 million due to the Bank waiving certain ATM fees and deposit account related fees as a result of the COVID-19 pandemic. In addition, there has been a change in customers' spending habits as a result of the COVID-19 pandemic, which has resulted in overdraft and interchange fees decreasing as customers are keeping more funds liquid and making fewer transactions.

Residential mortgage banking revenue for the year ended December 31, 2020, as compared to the same period of 2019 increased by $169.0 million. The increase was primarily driven by an increase in originations in 2020 due to lower interest rates which elevated refinance demand. Revenue related to origination and sale of residential mortgages increased by $203.8 million, as compared to the prior period. This was offset by higher loss on fair value of the MSR asset of $73.1 million for the year ended December 31, 2020, as compared to a loss on fair value of $44.8 million for the same period in 2019. For-sale mortgage closed loan volume increased 116% as compared to the prior period. Gain on sale margin increased to 4.62%, compared to 3.38% in 2019 due to constrained industry capacity.

Origination volume for mortgage loans is generally linked to the level of interest rates. When rates fall, origination volumes are expected to be elevated relative to historical levels. If rates rise, origination volumes would be expected to fall. Margins observed in the current period could be expected to narrow somewhat in future periods as mortgage industry capacity constraints ease and refinance demand is met. In addition, government-sponsored entity investors started to increase fees charged for refinance loans sold to them in December 2020, which we anticipate may reduce refinance activity and gain on sale margins. The MSR asset value is also sensitive to interest rates, and generally falls with lower rates and rises with higher rates.

Servicing income was $35.7 million for the year ended December 31, 2020, as compared to $42.2 million for the same period of 2019. Income was lower primarily due to a smaller portfolio of loans serviced for others, resulting from a sale of a portion of the servicing portfolio in 2019. Operating expenses associated with mortgage servicing activities are at risk of increasing in future periods due to the potential of higher default frequency as a result of the COVID-19 pandemic.

The following table presents our residential mortgage banking revenues for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Origination and sale	$308,219	$104,394
Servicing	35,706	42,199
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	(19,680)	(25,408)
Changes in valuation inputs or assumptions (1)	(53,423)	(19,375)
Balance, end of period	$270,822	$101,810
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

The loss on sale of debt securities of $7.2 million for the year ended December 31, 2019 was due to a strategic restructuring of our available for sale debt securities portfolio to reduce interest rate sensitivity, which has not been repeated in the current period. Gain on equity securities for the year ended December 31, 2019, was due to the one-time gain on sale of all of the shares of Visa Inc. Class B common stock held by the Company.

Other income in 2020 compared to 2019 decreased by $11.5 million, due primarily to the decline in revenue from market swap fees of $8.2 million and an increase in the loss on the swap derivative fair value.

NON-INTEREST EXPENSE

Non-interest expense for 2020 was $2.5 billion, an increase of $1.8 billion, or 254%, compared to 2019. Excluding the goodwill impairment, non-interest expense, for the year ended December 31, 2020, increased $42.1 million over the same period in the prior year. The following table presents the key elements of non-interest expense for the years ended December 31, 2020 and 2019:

	2020 compared to 2019
(dollars in thousands)	2020	2019	Change Amount	Change Percent
Salaries and employee benefits	$479,247	$420,373	$58,874	14%
Occupancy and equipment, net	151,650	144,236	7,414	5%
Communications	11,843	14,583	(2,740)	(19)%
Marketing	8,313	13,255	(4,942)	(37)%
Services	46,640	54,111	(7,471)	(14)%
FDIC assessments	12,516	11,233	1,283	11%
Intangible amortization	4,986	5,618	(632)	(11)%
Other expenses	45,956	55,631	(9,675)	(17)%
Non-interest expense before goodwill impairment	761,151	719,040	42,111	6%
Goodwill impairment	1,784,936	—	1,784,936	nm
Total non-interest expense	$2,546,087	$719,040	$1,827,047	254%
nm = not meaningful

Goodwill impairment of $1.8 billion was recorded in March 2020, based on an interim impairment analysis triggered by the decline in interest rates and economic impacts of COVID-19, as well as declines in the Company's stock price. The impairment was a result of market volatility and forecasts for a prolonged low interest rate environment, as well as estimated higher credit losses expected due to the economic downturn.
Salaries and employee benefits costs increased $58.9 million for 2020 compared to the prior year. This increase was primarily related to an increase in home lending compensation of $41.4 million for the year ended December 31, 2020, related to higher origination volumes during the period.

Occupancy and equipment expense increased by $7.4 million in 2020 compared to the prior year due to an increase in software expenses of $13.6 million, mainly due to one-time software impairment charges associated with technology contract exits completed during the period.
Marketing expense decreased by $4.9 million in 2020 compared to 2019, due to the advertising in 2019 to attract wholesale and middle-market customers and to promote our Umpqua Go-To® app, which did not recur in 2020.
Services expense decreased by $7.5 million in 2020 compared to 2019, primarily related to lower consulting fees related to engagements in the prior year to assist with the identification and implementation of operational efficiencies that did not recur in 2020. In addition, consulting engagements were put on hold or delayed in some cases due to COVID-19 related to economic uncertainties and cost containment measures.
Other non-interest expense decreased by $9.7 million in 2020 compared to 2019, due primarily to a decrease in travel expenses as the Bank limited travel in 2020, a decrease in exit and disposal costs, as well as decrease in legal settlements. The decreases were offset slightly by an increase in charitable donations.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax (loss) income for 2020 was (4.6)%, compared to 24.5% for 2019. The 2020 effective tax rate became negative primarily due to impairment of non-deductible goodwill. Additionally, the 2020 effective tax rate differed from the federal statutory rate of 21% principally because of state taxes, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, nondeductible FDIC premiums, and tax credits arising from low income housing investments.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents were $2.6 billion at December 31, 2020, compared to $1.4 billion at December 31, 2019. The increase in interest bearing cash and temporary investments reflects management's strategy to adopt an elevated on-balance sheet liquidity position. Having high quality liquid assets enhances the Company's liquidity flexibility given the market volatility and uncertainty in the current environment. In addition, deposit growth has outpaced loan growth in the current year, allowing for cash and cash equivalents to increase.

INVESTMENT SECURITIES

The composition of our investment securities portfolio reflects management's investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income. The investment securities portfolio provides a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements) and collateral for certain public funds deposits.
Equity and other securities consist primarily of investments in fixed income mutual funds to support our CRA initiatives and securities invested in rabbi trusts for the benefit of certain current or former executives and employees as required by the underlying agreements. Equity and other securities were $83.1 million at December 31, 2020, compared to $80.2 million at December 31, 2019. This increase is primarily due to additional investments in CRA-qualified mutual fund initiatives during the period.

Investment debt securities available for sale were $2.9 billion as of December 31, 2020, compared to $2.8 billion at December 31, 2019.  The increase is due to purchases of $867.7 million of investment securities and an increase in fair value of investment securities available for sale of $106.6 million, offset partially by sales and paydowns of $828.8 million.

Investment debt securities held to maturity were $3.0 million as of December 31, 2020, compared to holdings of $3.3 million at December 31, 2019. The change relates to paydowns and maturities of investment securities held to maturity.

The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2020:

(dollars in thousands)	Amortized Cost	Fair Value	Average Yield (1)
U.S. treasury and agencies
One year or less	$—	$—	—%
One to five years	81,446	88,735	2.16%
Five to ten years	596,083	649,876	2.07%
Over ten years	20,714	23,591	2.60%
Total U.S. treasury and agencies	698,243	762,202	2.09%
Obligations of states and political subdivisions
One year or less	23,944	24,229	4.24%
One to five years	127,751	135,848	3.26%
Five to ten years	104,722	111,547	2.94%
Over ten years	7,129	7,887	4.14%
Total obligations of states and political subdivisions	263,546	279,511	3.24%
Other Securities
Residential mortgage-backed securities and collateralized mortgage obligations	1,842,745	1,894,728	1.99%
Total debt securities	$2,804,534	$2,936,441	2.14%
(1) Weighted average yields are stated on a federal tax-equivalent basis of 21%. Weighted average yields for available for sale investments have been calculated on an amortized cost basis.

The mortgage-related securities in the table above include both pooled mortgage-backed issues and high-quality collateralized mortgage obligation structures, with an average duration of 3.0 years. These mortgage-related securities provide yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile due to refinancing of the underlying mortgage loans.

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

Gross unrealized losses in the available for sale investment portfolio was $792,000 at December 31, 2020. This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $449,000.  The unrealized losses were primarily attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no allowance for credit losses was considered necessary on these securities as of December 31, 2020.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $41.7 million and $46.5 million at December 31, 2020 and 2019, respectively, the majority of which represents the Bank's investment in the Federal Home Loan Bank of Des Moines. The decrease is attributable to redemptions of FHLB stock during the period due to decreased FHLB borrowing activity during the period. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. At December 31, 2020, the Bank's minimum required investment in FHLB stock was $41.4 million.

LOANS AND LEASES

Total loans and leases outstanding at December 31, 2020 were $21.8 billion, an increase of $583.7 million compared to year-end 2019. This increase was principally attributable to net new loan and lease originations of $862.1 million, partially offset by loans sold of $105.1 million, charge-offs of $84.5 million and a transfer of indirect auto loans to loans held for sale of $78.1 million.

The following table presents the concentration distribution of our loan and lease portfolio by major type as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,505,802	16.1%	$3,545,566	16.7%
Owner occupied term, net	2,333,945	10.7%	2,496,088	11.8%
Multifamily, net	3,349,196	15.4%	3,514,774	16.6%
Construction & development, net	828,478	3.8%	678,740	3.2%
Residential development, net	192,761	0.9%	189,010	0.9%
Commercial
Term, net	4,024,467	18.4%	2,232,817	10.5%
Lines of credit & other, net	862,760	4.0%	1,212,393	5.7%
Leases & equipment finance, net	1,456,630	6.7%	1,465,489	7.0%
Residential
Mortgage, net	3,871,906	17.8%	4,215,424	19.9%
Home equity loans & lines, net	1,136,064	5.2%	1,237,512	5.8%
Consumer & other, net	217,358	1.0%	407,871	1.9%
Total, net of deferred fees and costs	$21,779,367	100.0%	$21,195,684	100.0%

The following table presents the maturity distribution of our loan portfolios and the rate sensitivity of these loans to changes in interest rates as of December 31, 2020:

	By Maturity					Loans Over One Year by Rate Sensitivity
(in thousands)	One Year or Less	One Through Five Years	Five Through 15 Years	Over 15 Years	Total	Fixed Rate	Floating/Adjustable Rate
Commercial real estate	$840,594	$2,107,629	$4,288,616	$2,973,343	$10,210,182	$1,118,669	$8,250,919
Commercial	$1,672,214	$3,874,255	$741,802	$55,586	$6,343,857	$3,748,820	$922,823
Residential	$6,037	$12,122	$98,094	$4,891,717	$5,007,970	$1,549,826	$3,452,107
Consumer & other	$14,228	$179,021	$24,109	$—	$217,358	$63,587	$139,543

In April 2020, the Bank began originating loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA and therefore these loans carry no allowance for credit loss as of December 31, 2020.

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

As of December 31, 2020, we have approximately $1.8 billion of SBA-approved PPP loans to approximately 14,800 customers for an average customer loan balance of $118,000, which are classified as commercial term loans. We expect to recognize the remaining unamortized balance of the PPP-related net loan processing fees of approximately $26.9 million, as a yield adjustment over the remaining term of these loans. The Bank has seen an acceleration of PPP fees due to processed forgiveness applications during the fourth quarter of 2020.

The following table summarizes our PPP loans broken out by state as of December 31, 2020:

(dollars in thousands)	Number of PPP Loans	PPP Loan Balances	% of Total PPP Loans
Oregon	5,641	$611,457	35%
California	4,638	647,075	37%
Washington	3,662	369,644	21%
Idaho	360	44,686	2%
Nevada	338	47,209	3%
Other	164	30,140	2%
Total, net of deferred fees and costs	14,803	$1,750,211	100%

In December 2020, the Economic Aid Act rebooted the PPP with many of the same parameters as the first program but with several important differences. Those changes include businesses who previously received a PPP loan are eligible for a second-draw PPP loan of up to $2 million, provided they meet certain criteria. The Act also opened up first-draw PPP loans to additional companies and set aside funds for new and smaller borrowers, low and moderate income borrowers and for community and small lenders. It also allowed additional costs to be eligible for loan forgiveness and PPP borrowers will be required to spend no less than 60% of the funds on payroll over a covered period. We anticipate a renewed interest in PPP loans with the new parameters during 2021.

ASSET QUALITY AND NON-PERFORMING ASSETS

The following table summarizes our non-performing assets and restructured loans, as of December 31, 2020 and 2019:

(dollars in thousands)	December 31, 2020	December 31, 2019
Loans and leases on non-accrual status	$31,076	$26,244
Loans and leases past due 90 days or more and accruing (1)	36,361	37,969
Total non-performing loans and leases	67,437	64,213
Other real estate owned	1,810	3,295
Total non-performing assets	$69,247	$67,508
Restructured loans (2)	$14,991	$18,576
Allowance for credit losses on loans and leases	$328,401	$157,629
Reserve for unfunded commitments	20,286	5,106
Allowance for credit losses	$348,687	$162,735
Asset quality ratios:
Non-performing assets to total assets	0.24%	0.23%
Non-performing loans and leases to total loans and leases	0.31%	0.30%
Allowance for credit losses on loan and lease losses to total loans and leases	1.51%	0.74%
Allowance for credit losses to total loans and leases	1.60%	0.77%
Allowance for credit losses to total non-performing loans and leases	517%	253%
(1)Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $4.3 million as of December 31, 2019. There were no non-performing mortgage loans guaranteed by GNMA, which Umpqua has the unilateral right to repurchase but has not done so at December 31, 2020.
(2)Represents accruing TDR loans performing according to their restructured terms.

Restructured Loans

At December 31, 2020 and 2019, loans of $15.0 million and $18.6 million were classified as accruing restructured loans, respectively.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a new TDR loan to be considered performing and on accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan must be current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

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

COVID-19 Related Payment Deferral and Forbearance

Due to the deterioration of the U.S. economy resulting from the COVID-19 pandemic, the Company has had an increase in loan payment deferral and forbearance requests. Once a deferral or forbearance request is received, a late charge waiver is put in place and payments are suspended for an agreed-upon period. Accrued and unpaid interest during the deferral period will be collected upon the expiration of the deferral or on a regular repayment schedule at the end of the deferral period. For certain loan types, the maturity date may be extended one to six months to allow for full amortization. In accordance with the deferral guidance at the federal and state levels, these loans are generally classified based on their past due status prior to their deferral period, so they are classified as performing loans that accrue interest.

A summary of outstanding loan balances with active payment deferral or forbearance as of December 31, 2020 are shown in the table below, disaggregated by major types of loans and leases:

	Loans with Deferrals or Forbearances
(dollars in thousands)	Number of Loans	Loan Balance Outstanding	% of Loan Portfolio
Commercial real estate
Non-owner occupied term, net	27	$90,895	2.6%
Owner occupied term, net	32	34,181	1.5%
Multifamily, net	4	4,235	0.1%
Construction & development, net	1	1,637	0.2%
Commercial
Term, net	35	32,770	0.8%
Lines of credit & other, net	6	245	—%
Leases & equipment finance, net	750	25,382	1.7%
Residential
Mortgage, net	1,039	337,925	8.7%
Home equity loans & lines, net	46	5,180	0.5%
Consumer & other, net	42	713	0.3%
Total	1,982	$533,163	2.4%

Included in the mortgage loans with payment deferrals or forbearance in the above table are $177.7 million of GNMA loans repurchased by the Bank from GNMA during the year, due to the fact that GNMA considers them delinquent, so the Bank exercised their right to repurchase the loans.

The Bank continues to monitor COVID-19 deferrals and if a customer continues to experience financial difficulty after the initial deferral and further concessions are granted, the loan will be reviewed to determine if a TDR designation is appropriate.

ALLOWANCE FOR CREDIT LOSSES

The ACL totaled $348.7 million at December 31, 2020, an increase of $186.0 million from the $162.7 million at December 31, 2019. The following table shows the activity in the ACL for the years ended December 31, 2020 and 2019:

(dollars in thousands)	2020	2019
Allowance for credit losses on loans and leases
Balance, beginning of period	$157,629	$144,871
Impact of adoption of CECL	49,999	—
Adjusted balance, beginning of period	207,628	144,871
Provision for credit losses on loans and leases	191,875	72,515
Loans charged-off:
Commercial real estate, net	(1,413)	(5,849)
Commercial, net	(76,488)	(62,098)
Residential, net	(521)	(862)
Consumer & other, net	(6,074)	(6,896)
Total loans charged-off	(84,496)	(75,705)
Recoveries:
Commercial real estate, net	1,013	885
Commercial, net	8,045	12,310
Residential, net	1,862	476
Consumer & other, net	2,474	2,277
Total recoveries	13,394	15,948
Net charge-offs:
Commercial real estate, net	(400)	(4,964)
Commercial, net	(68,443)	(49,788)
Residential, net	1,341	(386)
Consumer & other, net	(3,600)	(4,619)
Total net charge-offs	(71,102)	(59,757)
Balance, end of period	$328,401	$157,629
Reserve for unfunded commitments
Balance, beginning of period	$5,106	$4,523
Impact of adoption of CECL	3,238	—
Adjusted balance, beginning of period	8,344	4,523
Provision for credit losses on unfunded commitments	11,942	583
Balance, end of period	20,286	5,106
Total allowance for credit losses	$348,687	$162,735
As a percentage of average loans and leases (annualized):
Net charge-offs	0.32%	0.29%
Commercial real estate	—%	0.05%
Commercial	1.12%	1.02%
Residential	(0.03)%	0.01%
Consumer & other	1.13%	0.91%
Provision for credit losses (1) (2)	0.92%	0.35%
Recoveries as a percentage of charge-offs	15.85%	21.07%
(1) For comparability, the provision for credit losses as a percentage of average loans and leases annualized includes both the provision for loan and lease losses and the provision for unfunded commitments in prior periods.
(2) The total provision for credit losses disclosed in this table does not include the provision related to accrued interest on loans deferred due to COVID-19, which is included in the provision for credit losses in the income statement for the year ended December 31, 2020.

With the adoption of CECL, we recorded a one-time cumulative-effect pre-tax adjustment in the amount of $53.2 million. The allowance for credit losses on loans and leases increased by $50.0 million and the allowance for unfunded commitments increased by $3.2 million, resulting in a January 1, 2020, or day 1, balance of the Allowance for Credit Losses of $216.0 million.

The provision for credit losses includes the provision for credit losses on loans and leases, the provision for unfunded commitments, and the provision for credit losses related to accrued interest on loans deferred due to COVID-19. The provision for credit losses was $204.9 million for the year ended December 31, 2020. The increase from $73.1 million for the year ended December 31, 2019 was principally attributable to the COVID-19 pandemic and its impact on the forecasts used to determine the expected credit losses of the loan and lease portfolio in the current year. In addition, the Bank used CECL in the current year, but incurred loss in the prior year. CECL is expected to cause the provision for credit losses to be more volatile as we now reflect current expected credit losses, instead of incurred losses.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans and leases in each category to total loans and leases, net of deferred fees, as of December 31 for each of the last two years:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate, net	$141,710	46.9%	$50,847	49.2%
Commercial, net	150,864	29.1%	73,820	23.2%
Residential, net	27,964	23.0%	24,714	25.7%
Consumer & other, net	7,863	1.0%	8,248	1.9%
Allowance for credit losses on loans and leases	$328,401		$157,629

The following table shows the change in the allowance for credit losses from December 31, 2019 to December 31, 2020:

	December 31, 2019	Impact of CECL adoption	2020 net charge-offs	Reserve build	December 31, 2020	% of Loan and Leases Outstanding
Commercial real estate	$51,381	$9,107	$(400)	$96,982	$157,070	1.54%
Commercial	76,359	43,522	(68,443)	101,616	153,054	2.41%
Residential	24,863	3,366	1,341	55	29,625	0.59%
Consumer	10,132	(2,758)	(3,600)	5,164	8,938	4.11%
Total allowance for credit losses(1)	$162,735	$53,237	$(71,102)	$203,817	$348,687	1.60%
% of loans and leases outstanding	0.77%				1.60%
(1) The total allowance for credit losses disclosed in this table does not include the provision related to accrued interest on loans deferred due to COVID-19, which is included in the provision for credit losses in the income statement for the year December 31, 2020.

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios. The changes in the ACL estimate for all portfolio segments, during the year ended December 31, 2020, were primarily related to changes in the economic assumptions. Because of the rapidly changing economic environment due to the COVID-19 pandemic, additional risk associated with payment deferrals, political uncertainty, and unknown fiscal support, the Bank opted to use Moody's Analytics proprietary baseline economic forecast which included macroeconomic developments through November 2020 for estimating the ACL as of December 31, 2020. Key components of the Moody's November Baseline scenario include the U.S. GDP growth rate, unemployment rates, U.S. economy recovery and growth, and fiscal stimulus. The models for calculating the ACL are sensitive to changes in these and other economic variables, which could result in volatility as these assumptions change over time. In addition, the forward-looking assumptions revert to historical data when they reach the point where future assumptions are no longer estimated.

We believe that the allowance for credit losses as of December 31, 2020 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions continue to decline, the Bank may need additional provisions for credit losses in future periods.

RESIDENTIAL MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our residential mortgage servicing rights asset as of December 31, 2020, 2019, and 2018:

(in thousands)	2020	2019	2018
Balance, beginning of period	$115,010	$169,025	$153,151
Additions for new MSR capitalized	51,000	25,169	29,069
Sale of MSR assets	—	(34,401)	—
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(19,680)	(25,408)	(24,533)
Changes due to valuation inputs or assumptions (1)	(53,423)	(19,375)	11,338
Balance, end of period	$92,907	$115,010	$169,025
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our serviced loan portfolio as of December 31, 2020 and 2019 were as follows:

(dollars in thousands)	December 31, 2020	December 31, 2019
Balance of loans serviced for others	$13,026,720	$12,276,943
MSR as a percentage of serviced loans	0.71%	0.94%

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

The fair value of the MSR asset decreased by $19.7 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs, as compared to the decrease of $25.4 million in 2019. The fair value of the MSR asset decreased $53.4 million due to changes to the valuation model inputs including changes in discount rates and estimated prepayment speeds caused by the low mortgage rate environment during the year ended December 31, 2020. For the year ended December 31, 2019, the valuation inputs, such as discount rates and estimated prepayment speeds, decreased the MSR fair value by $19.4 million.

GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2020 and 2019, the Company had goodwill of $2.7 million and $1.8 billion, respectively. Goodwill impairment of $1.8 billion was recorded during the year ended December 31, 2020, based on an interim impairment analysis triggered by the decline in interest rates and economic impacts of COVID-19, as well as declines in the Company's stock price. The impairment was a result of market volatility and forecasts for a prolonged low interest rate environment, as well as higher credit losses expected due to the forecasted economic downturn. For the year ended December 31, 2019, there were no goodwill impairment losses recognized.

At December 31, 2020, we had other intangible assets of $13.4 million, compared to $18.3 million at December 31, 2019, which decreased as a result of amortization of the other intangible assets of $5.0 million during the year ended December 31, 2020. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten year life.

DEPOSITS

Total deposits were $24.6 billion at December 31, 2020, an increase of $2.1 billion, or 10%, compared to year-end 2019. The increase is mainly attributable to growth in non-interest bearing demand deposits, offset by a decline in time deposits. The increase in non-maturity deposit account categories is driven by increased customer savings rates as customers look to increase their own liquidity in this uncertain environment. The decrease in time deposits is mainly due to lower brokered deposits as the Company has allowed these higher-cost deposits to runoff, as well as the Company reducing its exception pricing on customer money market and time deposits.

The following table presents the deposit balances by major category as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Non-interest bearing demand	$9,632,773	39%	$6,913,375	31%
Interest bearing demand	3,051,487	12%	2,524,534	11%
Money market	7,173,920	29%	6,930,815	31%
Savings	1,912,752	8%	1,471,475	7%
Time, greater than $250,000	899,563	4%	1,231,973	5%
Time, $250,000 or less	1,951,706	8%	3,409,332	15%
Total deposits	$24,622,201	100%	$22,481,504	100%

The following table presents the scheduled maturities of uninsured deposits greater than $250,000 as of December 31, 2020:

(in thousands)	Amount
Three months or less (1)	$402,559
Over three months through six months	194,589
Over six months through twelve months	270,118
Over twelve months	177,206
Uninsured deposits, greater than $250,000	$1,044,472
(1) Included in uninsured deposits are brokered deposits of $144.9 million, that exceed the FDIC insurance limits of $250,000.

The Company's total brokered deposits were $424.1 million or 2% of total deposits, at December 31, 2020, compared to $1.2 billion or 5%, at December 31, 2019.

BORROWINGS

At December 31, 2020, the Bank had outstanding $375.4 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding borrowings of $771.5 million at December 31, 2020, consisting of advances from the FHLB, which decreased $135.2 million since December 31, 2019 as a result of maturity payoffs, offset by new advances. The Company allowed higher cost borrowings to mature, using our excess liquidity.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $343.5 million and $363.3 million at December 31, 2020 and 2019, respectively. The decrease is mainly due to the $18.8 million decline in the fair value for the junior subordinated debentures elected to be carried at fair value, which is due mostly to the implied forward curve shifting lower and an increase in the credit spread. As of December 31, 2020, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank's liquidity strategy is focused on an elevated on-balance sheet liquidity position to further enhance flexibility due to the increased market volatility and uncertainty as a result of the COVID-19 pandemic. As a result, the Company believes that it has sufficient cash and access to borrowings to effectively manage through the COVID-19 pandemic as well as meet its working capital and other needs. The Company will continue to prudently evaluate and expand liquidity sources, including the management of availability and utilization of our borrowing sources.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represent 7% and 9% of total deposits at December 31, 2020 and 2019 respectively. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $6.2 billion at December 31, 2020, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $475.3 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at December 31, 2020. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage. The Bank would also have additional funding available through the Federal Reserve PPP Liquidity Facility to provide funding related to PPP loans, but has not utilized this facility to date.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $213.0 million of dividends paid by the Bank to the Company in 2020.  There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. The Company recorded a net loss of $6.92 per diluted common share for the year ended December 31, 2020, due to a $1.8 billion goodwill impairment charge recorded during the period. As a result, the Company has an accumulated deficit, instead of retained earnings at December 31, 2020.

Due to the accumulated deficit, the Company is required to notify the Board of Governors of the Federal Reserve System prior to declaring and paying a cash dividend to our shareholders and may not pay a dividend if the FRB objects. Additionally, the Company is required to seek FDIC and Oregon Division of Financial Regulation approval for quarterly dividends from Umpqua Bank to the Company. In the second quarter of 2020, the Company changed the timing of its dividend to shareholders from an intra-quarter announcement to after quarterly earnings are released. The shift in announcement timing was made to provide the Company’s Board of Directors and regulators the opportunity to review final quarterly financial results and financial projections prior to approval of any dividends. The Company expects to continue this cadence for dividend payments in future quarters.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $93.8 million during 2020, with the difference between cash provided by operating activities and net loss consisting primarily of proceeds from the sale of loans held for sale of $6.8 billion, non-cash goodwill impairment of $1.8 billion, as well as the provision for credit losses of $204.9 million, offset by originations of loans held for sale of $6.7 billion, the gain on sale of loans of $289.2 million, and the increase in other assets of $209.8 million. This compares to net cash used in operating activities of $80.5 million during 2019, with the difference between cash used in operating activities and net income largely consisting of originations of loans held for sale of $3.1 billion, the increase in other assets of $138.0 million, the gain on sale of loans of $95.4 million, and the gain on equity securities of $83.5 million, offset by proceeds from the sale of loans held for sale of $2.8 billion, as well as the provision for loan and lease loss of $72.5 million.

Net cash of $960.1 million used in investing activities during 2020 consisted principally of $867.7 million in purchases of investment securities available for sale, $862.1 million of net change in loans and leases, and net cash paid in divestiture of stores of $171.4 million, partially offset by proceeds from investment securities available for sale of $828.8 million and proceeds from sale of loans and leases of $111.9 million. This compares to net cash of $550.2 million used in investing activities during 2019, which consisted principally of net changes in loans and leases of $1.1 billion, purchases of investment securities available for sale of $698.0 million, and purchase of restricted equity securities of $220.2 million, partially offset by proceeds from investment securities available for sale of $918.7 million, proceeds from sale of loans and leases of $251.8 million and the redemption of restricted equity securities of $214.0 million.

Net cash of $2.1 billion provided by financing activities during 2020 primarily consisted of $2.3 billion increase in net deposits and proceeds from borrowings of $600.0 million, partially offset by repayment of debt of $735.0 million and dividends paid on common stock of $185.0 million. This compares to net cash of $1.4 billion provided by financing activities during 2019, which consisted primarily of $1.4 billion increase in net deposits and $940.7 million proceeds from borrowings, partially offset by repayment of borrowings of $785.7 million and dividends paid on common stock of $185.1 million.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2021, it is possible that our deposit balances may not be maintained at previous levels due to pricing pressure, store consolidations, or customers' spending habits due to the COVID-19 pandemic. In addition, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

OFF-BALANCE-SHEET-ARRANGEMENTS

Information regarding Off-Balance-Sheet Arrangements is included in Note 18 and 19 of the Notes to Consolidated Financial Statements in Item 8 below.
The following table presents a summary of significant contractual obligations extending beyond one year as of December 31, 2020 and maturing as indicated:

(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits (1)	$24,119,874	$415,595	$82,712	$4,020	$24,622,201
Borrowings	765,000	—	—	5,000	770,000
Junior subordinated debentures (2)	—	—	—	464,962	464,962
Operating leases	30,773	46,785	28,008	19,153	124,719
Other long-term liabilities (3)	3,520	6,924	6,261	35,452	52,157
Total contractual obligations	$24,919,167	$469,304	$116,981	$528,587	$26,034,039
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
As of December 31, 2020, the Company has a liability for unrecognized tax benefits, including accrued interest, in the amount of $4.4 million. As the Company is not able to estimate the period in which this liability will be paid in the future, this amount is not included in the future contractual obligations table above.

CONCENTRATIONS OF CREDIT RISK
Information regarding Concentrations of Credit Risk is included in Note 2, 4, and 18 of the Notes to Consolidated Financial Statements in Item 8 below.

CAPITAL RESOURCES

Shareholders' equity at December 31, 2020 was $2.7 billion, a decrease of $1.6 billion from December 31, 2019. The decrease in shareholders' equity during the year ended was principally due to net loss of $1.5 billion, which is mainly related to the goodwill impairment as of March 31, 2020, which resulted in an accumulated deficit as of December 31, 2020. The decrease was also due to common stock dividends declared of $139.5 million, offset by other comprehensive income, net of tax of $93.2 million.

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
Under the Basel III guidelines, capital strength is measured in three tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 6% must be Tier 1 capital and 4.5% must be CET1. Our CET1 capital primarily includes shareholders' equity less certain deductions for goodwill and other intangibles, net of taxes, net unrealized gains (losses) on AFS securities, net of tax, net unrealized gains (losses) related to fair value of liabilities, net of tax, and certain deferred tax assets that arise from tax loss and credit carry-forwards, and totaled $2.6 billion at December 31, 2020. Tier 1 capital is primarily comprised of common equity Tier 1 capital, less certain additional deductions applied during the phase-in period, totaled $2.6 billion at December 31, 2020. Tier 2 capital components include all, or a portion of, the allowance for credit losses in excess of Tier 1 statutory limits and combined trust preferred security debt issuances. The total of Tier 1 capital plus Tier 2 capital components is referred to as Total Risk-Based Capital, and was $3.3 billion at December 31, 2020. The percentage ratios, as calculated under the guidelines, were 12.31%, 12.31% and 15.63% for CET1, Tier 1 and Total Risk-Based Capital, respectively, at December 31, 2020. The CET1, Tier 1 and Total Risk-Based Capital ratios at December 31, 2019 were 11.20%, 11.20% and 13.96%, respectively.
A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders' equity, less accumulated other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2020 and 2019 were 8.98% and 9.16%, respectively. As of December 31, 2020, the most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.

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

During the year ended December 31, 2020, the Company made no capital contributions to the Bank. At December 31, 2020, all four of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines.

During 2020, Umpqua's Board of Directors approved cash dividends of $0.21 for all quarters. Subsequent to the first quarter dividend payment in April 2020, the Company shifted to an intra-quarter dividend timing to provide the Company’s Board of Directors and regulators the opportunity to review final quarterly financial results and financial projections prior to approval of any dividends. The second quarter dividend was paid in August 2020, and the third quarter dividend was paid in November 2020. On February 1, 2021, the Company declared a cash dividend for 2020 in the amount of $0.21 per common share based on fourth quarter 2020 performance, which will be paid on February 26, 2021.

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

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Dividend declared per common share	$0.63	$0.84	$0.82
Dividend payout ratio	(9%)	52%	57%

The Company's share repurchase plan, which was first approved by the Board and announced in August 2003, provided authority to repurchase up to 15 million shares of our common stock. The Board of Directors has approved extensions of the repurchase plan to July 31, 2021. As of December 31, 2020, a total of 9.5 million shares remained available for repurchase. The Company repurchased 331,000 shares under the repurchase plan in 2020. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, and our capital plan. In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholding in part or whole by tendering previously held shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk arises primarily from credit risk and interest rate risk inherent in our investment, lending and financing activities. To manage our credit risk, we rely on various controls, including our underwriting standards and loan policies, internal loan monitoring and periodic credit reviews as well as our allowance for credit losses methodology. Additionally, the Company's Enterprise Risk and Credit, and Audit and Compliance Committees provide board oversight over the Company's loan portfolio risk management functions, the Company's Finance and Capital Committee provides board oversight over the Company's investment portfolio and hedging risk management functions, and the Bank's Audit and Compliance Committee provides board oversight of the ACL process and reviews and approves the ACL methodology.
Interest rate risk is the potential for loss resulting from adverse changes in the level of interest rates on the Company's net interest income. The absolute level and volatility of interest rates can have a significant impact on our profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates to achieve our overall financial objectives. The risk appetite for interest rate risk is informed by management based on economic considerations and various other considerations, and set by the board, and establishes the thresholds and limits that the Company operates within. Net interest income and the fair value of financial instruments are influenced by changes in the level of interest rates. We manage exposure to fluctuations in interest rates through actions that are established by the Asset/Liability Management Committee. The ALCO meets monthly and has responsibility for developing asset/liability management policy, formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity. The Board of Directors' Finance and Capital Committee provides oversight of the asset/liability management process, reviews the results of the interest rate risk analyses prepared for the ALCO and approves the asset/liability policy on an annual basis.
We measure our interest rate risk position using net interest income simulation on a monthly basis. Quarterly, we measure our interest rate risk position using three methods: (i) gap analysis, (ii) net interest income simulation; and (iii) economic value of equity (fair value of financial instruments) modeling. The results of these analyses are reviewed by ALCO monthly (as applicable) and the Finance and Capital Committee quarterly. If hypothetical changes to interest rates cause changes to our simulated net interest income simulation or economic value of equity modeling outside of our pre-established internal limits, we may adjust the asset and liability size or mix in an effort to bring our interest rate risk exposure within our established limits.
LIBOR Transition
In November 2020, the Intercontinental Exchange, Inc. Benchmark Administration, LIBOR’s administrator, announced its intention to continue publishing most tenors of U.S. dollar LIBOR until June 30, 2023. The Financial Conduct Authority (the authority that regulates LIBOR) announced support for this development, signaling an extension from its prior communication that it would no longer require panel banks to submit rates for LIBOR after 2021. The Alternative Reference Rates Committee is a group of private-market participants convened by the Federal Reserve Board and the New York Fed to help ensure a successful transition from U.S. dollar LIBOR to a more robust reference rate, its recommended alternative, the Secured Overnight Financing Rate. In addition, the ARRC has noted that though near-term interim steps in the transition may be delayed given the current economic environment with the global pandemic, it remains clear that the financial system should continue with transition efforts. U.S. regulators continue to encourage banks to transition away from LIBOR as soon as practicable and also communicated that banks should not enter into new transactions referencing LIBOR after December 31, 2021. The Company holds financial instruments that will be impacted by the discontinuance of LIBOR, primarily certain loans, derivatives, and junior subordinated debentures that use LIBOR as the benchmark rate. The Company anticipates these financial instruments will require transition to new reference rates. This transition will occur over time as many of these arrangements do not have an alternative rate referenced in their contracts. The Company has established an enterprise-wide transition program with program deliverables including business strategy, product design and pricing strategy, instrument contract remediation, and systems and processes. These deliverables include milestones that address operational changes, targeted communications and education planning, and to identify, assess, monitor and remediate risks associated with the transition.

Gap Analysis
A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a point in time. An effective interest rate strategy attempts to match how the volume of interest sensitive assets and interest-bearing liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the impact of interest rate changes on net interest income. Gap analysis measures interest rate sensitivity at a point in time as the difference between the estimated volumes of asset and liability cash flows or repricing characteristics across various time horizons: immediate to three months, four to twelve months, one to five years, over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. The main focus of this interest rate management tool is the gap sensitivity identified as the cumulative one year gap. As of December 31, 2020, the cumulative one-year gap has increased from a negative 6% in 2019 to a positive 2% in 2020. The increase from the prior year is primarily a result of short duration PPP loan growth, higher on-balance sheet interest-bearing cash levels, higher loans held for sale balances, combined with a decrease in balances of short duration time deposits, all partially offset by an increase in non-maturity deposit balances and an increase in short duration term borrowing balances as they move closer to their maturity date.
The table below sets forth interest sensitivity gaps for these different intervals as of December 31, 2020.
Interest Sensitivity Gap

	By Estimated Cash Flow or Repricing Interval
(in thousands)	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Non-Rate Sensitive	Total
ASSETS
Interest bearing cash and temporary investments	$2,202,962	$—	$—	$—	$—	$2,202,962
Equity and other securities	—	—	65,000	1,959	16,118	83,077
Securities held to maturity	52	146	629	2,344	(137)	3,034
Securities available for sale	194,573	476,503	961,806	1,168,618	131,058	2,932,558
Loans held for sale	706,468	—	—	—	59,757	766,225
Loans and leases	8,986,305	4,160,678	7,643,810	1,381,288	(392,714)	21,779,367
Restricted equity securities	—	—	—	—	41,666	41,666
Non-interest earning assets	—	—	—	—	1,426,286	1,426,286
Total assets	$12,090,360	$4,637,327	$8,671,245	$2,554,209	$1,282,034	$29,235,175

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$3,051,487	$—	$—	$—	$—	$3,051,487
Money market deposits	7,173,920	—	—	—	—	7,173,920
Savings deposits	1,912,752	—	—	—	—	1,912,752
Time deposits	867,016	1,484,457	495,875	3,921	—	2,851,269
Securities sold under agreements to repurchase	375,384	—	—	—	—	375,384
Borrowings	490,000	275,000	—	5,000	1,482	771,482
Junior subordinated debentures, at fair value	379,390	—	—	—	(124,173)	255,217
Junior subordinated debentures, at amortized cost	85,572	—	—	—	2,696	88,268
Non-interest bearing liabilities and shareholders' equity	—	—	—	—	12,755,396	12,755,396
Total liabilities and shareholders' equity	$14,335,521	$1,759,457	$495,875	$8,921	$12,635,401	$29,235,175

Interest rate sensitivity gap	$(2,245,161)	$2,877,870	$8,175,370	$2,545,288	$(11,353,367)
Cumulative interest rate sensitivity gap	$(2,245,161)	$632,709	$8,808,079	$11,353,367	$—
Cumulative gap as a % of earning assets	(8)%	2%	32%	41%

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

The estimated impact on our net interest income over a time horizon of one year as of December 31, 2020, 2019, and 2018 are indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the "up 200 basis points" scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet of December 31 for each respective year.
Interest Rate Simulation Impact on Net Interest Income
As of December 31,

	2020	2019	2018
Up 300 basis points	9.7%	5.9%	4.9%
Up 200 basis points	6.5%	4.1%	3.3%
Up 100 basis points	3.2%	2.2%	1.7%
Down 100 basis points	(1.8)%	(3.8)%	(2.8)%
Down 200 basis points	(2.9)%	(7.4)%	(6.3)%
Down 300 basis points	(3.3)%	(9.4)%	(9.5)%

Asset sensitivity indicates that in a rising interest rate environment the Company's net interest income would increase and in a decreasing interest rate environment the Company's net interest income would decrease. Liability sensitivity indicates that in a rising interest rate environment a Company's net interest income would decrease and in a decreasing interest rate environment the Company's net interest income would increase. For all years presented, we were "asset-sensitive" meaning we expect our net interest income to increase as market rates increase and to decrease as market rates decrease. The relative level of asset sensitivity as of December 31, 2020 has increased from the prior periods presented primarily due to an increase in sensitivity from higher interest-bearing cash balances, and a shortened duration of the loan and lease portfolio, combined with a decrease in sensitivity in time deposits due to lower balances, all partially offset by an increase in sensitivity of term borrowings as they move closer to maturity. In the decreasing interest rate environments, we show a decline in net interest income as interest-bearing assets re-price lower while deposits remain at or near their floors. The decline in sensitivity from prior year reflects lower deposit rates compared to prior year and are therefore closer to the floors.
It should be noted that although net interest income simulation results are presented for down rate scenarios, most market rate reach zero before declining the full 100 basis points, and our simulation parameters floor rates at zero and assume they do not go negative. Therefore, results are less sensitive in down-rate exposure as compared to prior year.
Interest rate sensitivity in the first year of the net interest income simulation for increasing interest rate scenarios is negatively impacted by the cost of non-maturity deposits repricing immediately while interest earnings assets (primarily the loan and leases held for investment portfolio) reprice at a slower rate based upon the instrument repricing characteristics (refer to the Interest Sensitivity Gap table above). As a result, interest sensitivity in increasing interest rates scenarios improves in subsequent years as these assets reprice. Conversely, in a declining interest scenario, net interest income is negatively impacted by assets re-pricing lower while deposits remain at or near their floors. Management also prepares and reviews the long-term trends of the net interest income simulation to measure and monitor risk. This analysis assumes the same rate shift over the first year of the scenario as described above, and holding steady thereafter. The estimated impact on our net interest income over the first and second-year time horizons as it relates to our balance sheet as of December 31, 2020 is indicated in the table below.
Interest Rate Simulation Impact on Net Interest Income
As of December 31, 2020

	Year 1	Year 2
Up 300 basis points	9.7%	21.7%
Up 200 basis points	6.5%	14.8%
Up 100 basis points	3.2%	7.5%
Down 100 basis points	(1.8)%	(5.7)%
Down 200 basis points	(2.9)%	(6.9)%
Down 300 basis points	(3.3)%	(7.2)%

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

	2020	2019
Up 300 basis points	12.3%	(1.0)%
Up 200 basis points	10.0%	0.4%
Up 100 basis points	6.4%	1.2%
Down 100 basis points	0.7%	(5.2)%
Down 200 basis points	2.5%	(12.2)%
Down 300 basis points	2.5%	(14.4)%

As of December 31, 2020, our economic value of equity analysis indicates an asset sensitive profile in all increasing interest rate scenarios. This suggests a sudden or sustained increase in market interest rates would result in an increase in our estimated economic value of equity. In declining interest rate scenarios, our economic value of equity indicates a liability sensitive profile and is a result of the decline in the value of the core deposit intangible being muted from market rates near their floors. In increasing interest rate scenarios, our overall sensitivity to changes in market interest rates increased from the prior year primarily due to an increase in non-interest bearing deposit balances which contribute significant economic value in a rising rate environment. As of December 31, 2020, our estimated economic value of equity (fair value of financial assets and liabilities) was slightly below our book value of equity due to the decline in the economic value of deposits in the current low interest rate environment.
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
Our financial statements included in Item 8 below have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to measure financial position and operating results principally in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our results of operations is through increased operating costs, such as compensation, occupancy and business development expenses. In management's opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the rate of inflation. Although interest rates are influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including U.S. fiscal and monetary policy and general national and global economic conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Umpqua Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Umpqua Holdings Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses on loans and leases effective January 1, 2020, due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses — Refer to Notes 1, 4, and 5 to the financial statements

Critical Audit Matter Description

The Company adopted ASC 326 as of January 1, 2020. The estimate of current expected credit losses for loans and other financial instruments under ASC 326 is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts, and management judgment is required to determine which loss estimation methods are appropriate for their circumstances. The Company adopted ASC 326 using the modified retrospective method and recorded an initial estimate of the allowance for credit losses (ACL), which included an allowance for credit losses on loans and leases (ACLLL) of $207.6 million and a reserve for unfunded commitments (RUC) of $8.3 million, resulting in a cumulative effect of an accounting change adjustment to retained earnings of $40.2 million. For the year ended December 31, 2020 the Company recorded a provision for credit losses of $204.9 million and the ACLLL and RUC were $328.4 million and $20.3 million respectively as of December 31, 2020.

The Company utilizes models, some of which are complex, to obtain reasonable and supportable forecasts of credit losses. These models use inputs that include forecasted future economic conditions and that are dependent upon specific macroeconomic variables relevant to each of the Company's loan and lease portfolios. Along with the quantitative factors produced by the models, management also considers qualitative factors when determining the ACL.

Given the significance of the ACL, the complexity of the models, and the management judgments required for the selection of appropriate models, forecasting economic conditions, and determining qualitative adjustments, performing audit procedures to evaluate the ACL requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACL included the following, among others:
•We tested the effectiveness of controls over the selection of forecasted economic assumptions used in the models, model development and maintenance, data transfers in to and out of the models, and overall model results.
•We involved credit specialists to assist us in evaluating the reasonableness and conceptual soundness of the methodologies applied in the credit loss estimation models.
•We tested the completeness and accuracy of the data used in the models.
•We evaluated the reasonableness of the economic scenario selected by management for use in the models.
•We evaluated the reasonableness of the qualitative adjustments within the ACL estimate.

Goodwill – Wholesale and Retail Bank Reporting Units — Refer to Notes 1 and 8 to the financial statements

Critical Audit Matter Description

The Company performed a quantitative assessment of goodwill for the Wholesale Bank and Retail Bank reporting units as of March 31, 2020, by comparing the fair value of each of these reporting units with their carrying amount. The Company estimated the fair value of these reporting units using an income approach that estimated the fair values by discounting management's projections of the reporting units' cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of projected results, discounted using a discount rate. Upon completing the quantitative impairment analysis, the Company recorded a goodwill impairment of $1.8 billion, which represented the entire amount of goodwill allocated to these reporting units.

Given the significant judgments made by management to estimate the fair value of the Wholesale Bank and Retail Bank reporting units, performing audit procedures to evaluate the appropriateness of the income approach valuation methodology and the reasonableness of management's estimates and assumptions related to forecasted cash flows, the terminal value, and the discount rate required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the cash flow forecast, terminal value and discount rate assumptions used by management to estimate the fair value of the Wholesale Bank and Retail Bank reporting units included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment evaluation, including controls over the determination of the fair value of the Wholesale Bank and Retail Bank reporting units, including the cash flow projection and the terminal value and discount rate assumptions.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, the terminal value assumption, and the discount rate, which included developing a range of independent estimates for the terminal value and discount rate assumptions and comparing those to the assumptions selected by management.
•We evaluated the reasonableness of the cash flow forecasts for the Wholesale Bank and Retail Bank reporting units considering historic operating results and changes in economic conditions including those related to the COVID-19 pandemic.
•We performed a retrospective review of the cash flow forecasts for the Wholesale Bank and Retail Bank reporting units by comparing such forecasts to actual results through December 31, 2020.
•We tested the mathematical accuracy of the valuation model.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 25, 2021

We have served as the Company's auditor since 2018.

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019

(in thousands, except shares)	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$370,219	$382,598
Interest bearing cash and temporary investments	2,202,962	980,158
Total cash and cash equivalents	2,573,181	1,362,756
Investment securities
Equity and other, at fair value	83,077	80,165
Available for sale, at fair value	2,932,558	2,814,682
Held to maturity, at amortized cost	3,034	3,260
Loans held for sale (at fair value: $688,079 and $513,431)	766,225	513,431
Loans and leases	21,779,367	21,195,684
Allowance for credit losses on loans and leases	(328,401)	(157,629)
Net loans and leases	21,450,966	21,038,055
Restricted equity securities	41,666	46,463
Premises and equipment, net	178,050	201,460
Operating lease right-of-use assets	104,937	110,718
Goodwill	2,715	1,787,651
Other intangible assets, net	13,360	18,346
Residential mortgage servicing rights, at fair value	92,907	115,010
Bank owned life insurance	323,470	320,611
Other assets	669,029	434,201
Total assets	$29,235,175	$28,846,809
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest bearing	$9,632,773	$6,913,375
Interest bearing	14,989,428	15,568,129
Total deposits	24,622,201	22,481,504
Securities sold under agreements to repurchase	375,384	311,308
Borrowings	771,482	906,635
Junior subordinated debentures, at fair value	255,217	274,812
Junior subordinated debentures, at amortized cost	88,268	88,496
Operating lease liabilities	113,593	119,429
Deferred tax liability, net	5,441	52,928
Other liabilities	299,012	297,782
Total liabilities	26,530,598	24,532,894
COMMITMENTS AND CONTINGENCIES (NOTE 18)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2020 and 2019; issued and outstanding: 220,226,335 in 2020 and 220,229,282 in 2019	3,514,599	3,514,000
(Accumulated deficit) retained earnings	(932,767)	770,366
Accumulated other comprehensive income	122,745	29,549
Total shareholders' equity	2,704,577	4,313,915
Total liabilities and shareholders' equity	$29,235,175	$28,846,809
See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2020, 2019 and 2018

(in thousands, except per share amounts)	2020	2019	2018
INTEREST INCOME
Interest and fees on loans and leases	$951,439	$1,051,077	$972,114
Interest and dividends on investment securities:
Taxable	47,739	56,150	76,014
Exempt from federal income tax	6,095	7,400	8,368
Dividends	2,615	2,269	1,988
Interest on temporary investments and interest bearing deposits	4,739	14,180	8,665
Total interest income	1,012,627	1,131,076	1,067,149
INTEREST EXPENSE
Interest on deposits	100,200	167,941	92,685
Interest on securities sold under agreement to repurchase and federal funds purchased	766	2,092	506
Interest on borrowings	13,921	17,564	13,604
Interest on junior subordinated debentures	15,221	22,845	21,715
Total interest expense	130,108	210,442	128,510
Net interest income	882,519	920,634	938,639
PROVISION FOR CREDIT LOSSES	204,861	72,515	55,905
Net interest income after provision for credit losses	677,658	848,119	882,734
NON-INTEREST INCOME
Service charges on deposits	58,561	64,514	62,124
Brokerage revenue	15,599	15,877	16,480
Residential mortgage banking revenue, net	270,822	101,810	118,235
Gain (loss) on sale of debt securities, net	190	(7,184)	14
Gain (loss) on equity securities, net	769	83,475	(1,484)
Gain on loan and lease sales, net	6,707	10,467	7,834
BOLI income	8,399	8,406	8,297
Other income	50,962	62,459	67,917
Total non-interest income	412,009	339,824	279,417
NON-INTEREST EXPENSE
Salaries and employee benefits	479,247	420,373	425,575
Occupancy and equipment, net	151,650	144,236	148,724
Communications	11,843	14,583	17,233
Marketing	8,313	13,255	11,313
Services	46,640	54,111	62,730
FDIC assessments	12,516	11,233	16,094
Intangible amortization	4,986	5,618	6,166
Goodwill impairment	1,784,936	—	—
Other expenses	45,956	55,631	51,630
Total non-interest expense	2,546,087	719,040	739,465
(Loss) income before provision for income taxes	(1,456,420)	468,903	422,686
Provision for income taxes	67,000	114,808	106,423
Net (loss) income	$(1,523,420)	$354,095	$316,263
(Loss) earnings per common share:
Basic	$(6.92)	$1.61	$1.44
Diluted	$(6.92)	$1.60	$1.43
Weighted average number of common shares outstanding:
Basic	220,218	220,339	220,280
Diluted	220,218	220,650	220,737
See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)	2020	2019	2018
Net (loss) income	$(1,523,420)	$354,095	$316,263
Available for sale securities:
Unrealized gains (losses) arising during the period	106,814	86,029	(35,205)
Income tax (expense) benefit related to unrealized gains (losses)	(27,473)	(22,127)	8,911

Reclassification adjustment for net realized (gains) losses in earnings	(190)	7,184	(14)
Income tax expense (benefit) related to realized (gains) losses	49	(1,848)	4
Net change in unrealized gains (losses) for available for sale securities	79,200	69,238	(26,304)

Junior subordinated debentures, at fair value:
Unrealized gains (losses) arising during the period	18,842	25,855	(23,268)
Income tax (expense) benefit related to unrealized gains (losses)	(4,846)	(6,630)	5,940
Net change in unrealized gains (losses) for junior subordinated debentures, at fair value	13,996	19,225	(17,328)
Other comprehensive income (loss), net of tax	93,196	88,463	(43,632)
Comprehensive (loss) income	$(1,430,224)	$442,558	$272,631
See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2020, 2019 and 2018

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2018	220,148,824	$3,517,258	$477,101	$(24,992)	$3,969,367
Net income			316,263		316,263
Other comprehensive loss, net of tax				(43,632)	(43,632)
Stock-based compensation		7,513			7,513
Stock repurchased and retired	(557,648)	(12,962)			(12,962)
Issuances of common stock under stock plans	663,863	1,065			1,065
Cash dividends on common stock ($0.82 per share)			(181,172)		(181,172)
Cumulative effect adjustment (1)			(9,710)	9,710	—
Balance at December 31, 2018	220,255,039	$3,512,874	$602,482	$(58,914)	$4,056,442

Balance at January 1, 2019	220,255,039	$3,512,874	$602,482	$(58,914)	$4,056,442
Net income			354,095		354,095
Other comprehensive income, net of tax				88,463	88,463
Stock-based compensation		8,373			8,373
Stock repurchased and retired	(415,403)	(7,268)			(7,268)
Issuances of common stock under stock plans	389,646	21			21
Cash dividends on common stock ($0.84 per share)			(185,967)		(185,967)
Cumulative effect adjustment (2)			(244)		(244)
Balance at December 31, 2019	220,229,282	$3,514,000	$770,366	$29,549	$4,313,915

Balance at January 1, 2020	220,229,282	$3,514,000	$770,366	$29,549	$4,313,915
Net loss			(1,523,420)		(1,523,420)
Other comprehensive income, net of tax				93,196	93,196
Stock-based compensation		9,254			9,254
Stock repurchased and retired	(494,009)	(8,655)			(8,655)
Issuances of common stock under stock plans	491,062	—			—
Cash dividends on common stock ($0.63 per share)			(139,532)		(139,532)
Cumulative effect adjustment (3)			(40,181)		(40,181)
Balance at December 31, 2020	220,226,335	$3,514,599	$(932,767)	$122,745	$2,704,577

(1) The cumulative effect adjustment from retained earnings to accumulated other comprehensive income (loss) related to the implementation of new accounting guidance on January 1, 2018, for the junior subordinated debentures that the Company previously elected to fair value on a recurring basis.

(2) The cumulative effect adjustment relates to the implementation of new accounting guidance on January 1, 2019 for operating leases.

(3) The cumulative effect adjustment relates to the implementation of new accounting guidance on January 1, 2020, for the allowance for credit losses. Refer to Note 1 for discussion of the new accounting guidance.

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,523,420)	$354,095	$316,263
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax (benefit) expense	(62,943)	(3,544)	18,812
Amortization of investment premiums, net	27,069	26,449	9,917
(Gain) loss on sales of investment securities, net	(190)	7,184	(14)
Provision for credit losses	204,861	72,515	55,905
Change in cash surrender value of bank owned life insurance	(8,500)	(8,443)	(8,396)
Depreciation, amortization and accretion	37,474	43,286	52,345
Gain on sale of premises and equipment	(2,284)	(2,821)	(2,037)
Gain on store divestiture	(9,650)	(1,225)	(1,157)
Gain on Pivotus divestiture	—	—	(5,778)
Goodwill impairment	1,784,936	—	—
Additions to residential mortgage servicing rights carried at fair value	(51,000)	(25,169)	(29,069)
Change in fair value residential mortgage servicing rights carried at fair value	73,103	44,783	13,195
Gain on redemption of junior subordinated debentures at amortized cost	—	—	(1,043)
Stock-based compensation	9,254	8,373	7,513
Net (increase) decrease in equity and other investments	(2,143)	(16,702)	900
(Gain) loss on equity securities, net	(769)	(83,475)	1,484
Gain on sale of loans and leases, net	(289,212)	(95,353)	(77,772)
Change in fair value of loans held for sale	(16,776)	(10,557)	2,606
Origination of loans held for sale	(6,666,500)	(3,089,698)	(2,872,994)
Proceeds from sales of loans held for sale	6,791,133	2,838,171	3,033,383
Change in other assets and liabilities:
Net increase in other assets	(209,822)	(137,981)	(28,312)
Net increase (decrease) in other liabilities	9,153	(367)	19,493
Net cash provided by (used in) operating activities	93,774	(80,479)	505,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(867,675)	(697,969)	(449,359)
Proceeds from investment securities available for sale	828,752	918,658	440,241
Proceeds from sale of equity securities	—	81,853	—
Purchases of restricted equity securities	(20,021)	(220,200)	(45,601)
Redemption of restricted equity securities	24,818	214,005	48,841
Net change in loans and leases	(862,125)	(1,085,272)	(1,618,333)
Proceeds from sales of loans and leases	111,855	251,782	164,037
Change in premises and equipment	(11,986)	(12,676)	(8,989)
Proceeds from bank owned life insurance death benefits	5,641	1,869	1,481
Proceeds from sale of mortgage servicing rights	—	34,401	—
Net cash paid in store divestiture	(171,440)	(44,646)	(35,219)
Other	2,070	8,044	3,716
Net cash used in investing activities	$(960,111)	$(550,151)	$(1,499,185)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (Continued) For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$2,341,319	$1,393,940	$1,226,507
Net increase in securities sold under agreements to repurchase	64,076	14,157	2,852
Proceeds from borrowings	600,000	940,670	100,000
Repayment of borrowings	(735,000)	(785,670)	(150,652)
Repayment of junior subordinated debentures at amortized cost	—	—	(10,598)
Dividends paid on common stock	(184,978)	(185,101)	(173,914)
Proceeds from stock options exercised	—	21	1,065
Repurchase and retirement of common stock	(8,655)	(7,268)	(12,962)
Net cash provided by financing activities	2,076,762	1,370,749	982,298
Net increase (decrease) in cash and cash equivalents	1,210,425	740,119	(11,643)
Cash and cash equivalents, beginning of period	1,362,756	622,637	634,280
Cash and cash equivalents, end of period	$2,573,181	$1,362,756	$622,637

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$136,018	$209,526	$124,333
Income taxes	$130,228	$129,616	$71,985
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains and losses on investment securities available for sale, net of taxes	$79,200	$69,238	$(26,304)
Change in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$13,996	$19,225	$(17,328)
Cumulative effect adjustment to retained earnings	$40,181	$244	$9,710
Cash dividend declared on common stock and payable after period-end	$—	$46,248	$46,254
Transfer of loans to loans held for sale	78,146	—	—
Change in GNMA mortgage loans recognized due to repurchase option	$(4,337)	$(4,581)	$(3,510)

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Nature of Operations-Umpqua Holdings Corporation (the "Company" or "Umpqua") is a financial holding company with headquarters in Portland, Oregon, that is engaged primarily in the business of commercial and retail banking and the delivery of retail brokerage services. The Company provides a wide range of banking, wealth management, mortgage and other financial services to corporate, institutional and individual customers through its wholly-owned banking subsidiary Umpqua Bank. The Company engages in the retail brokerage business through its wholly-owned subsidiary Umpqua Investments, Inc.. The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company.
The Company and its subsidiaries are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

Basis of Financial Statement Presentation-The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, the valuation of mortgage servicing rights, the fair value of junior subordinated debentures, and the valuation of goodwill.
Consolidation-The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including the Bank and Umpqua Investments. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2020, the Company had 23 wholly-owned trusts that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements as they are considered to be variable interest entities for which the Company is not a primary beneficiary. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company's consolidated balance sheet as junior subordinated debentures.
Subsequent events-The Company has evaluated events and transactions through the date that the consolidated financial statements were issued for potential recognition or disclosure.
Reclassifications-Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current presentation.
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
Investment Securities Available for Sale-Debt securities are classified as available for sale if the Company intends and has the ability to hold those securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a debt security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

Securities available for sale are carried at fair value. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Unrealized holding gains or losses are included in other comprehensive income as a separate component of shareholders' equity, net of tax. When the fair value of an available-for-sale debt security falls below the amortized cost basis, it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss would be recorded directly to earnings with a corresponding allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves, the allowance would be reversed up to a maximum of the previously recorded credit losses. If the Company intends to sell an impaired available-for-sale debt security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment would be immediately recognized in earnings with no corresponding allowance for credit losses.

Loans Held for Sale-The Company has elected to account for residential mortgage loans held for sale at fair value. Fair value is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding and changes in the fair value of the related servicing asset, resulting in revaluation adjustments to the recorded fair value. The inputs used in the fair value measurements are considered Level 2 inputs. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in the fair value of derivative instruments that are used as economic hedges to loans held for sale. Loan origination fees and direct origination costs are recognized immediately in net income. Interest income on loans held for sale is included in interest income and recognized when earned. Loans held for sale are placed on nonaccrual in a manner consistent with loans held for investment. The Company recognizes the gain or loss on the sale of loans when the sales criteria for derecognition are met.
Allowance for Credit Losses-The Bank has established an Allowance for Credit Loss Committee, which is responsible for, among other things, regularly reviewing the ACL methodology, including allowance levels and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The Bank's Audit and Compliance Committee provides board oversight of the ACL process and reviews and approves the ACL methodology on a quarterly basis. CECL is not prescriptive in the methodology used to determine the expected credit loss estimate. Instead, management has flexibility in selecting the methodology. The expected credit losses must be estimated over a financial asset's contractual term, adjusted for prepayments utilizing quantitative and qualitative factors. There are also specific considerations for Purchased Credit-Deteriorated, Troubled Debt Restructured, and Collateral Dependent Loans.

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

The Company utilizes complex models to obtain reasonable and supportable forecasts. Most of the models calculate two predictive metrics: the probability of default and loss given default. The PD measures the probability that a loan will default within a given time horizon and primarily measures the adequacy of the debtor's cash flow as the primary source of repayment of the loan or lease. The LGD is the expected loss which would be realized presuming a default has occurred and primarily measures the value of the collateral or other secondary source of repayment related to the collateral.

Management believes that the ACL was adequate as of December 31, 2020. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could possibly result in additional charges to the provision for credit losses.

Acquired Loans and Leases-Loans and leases purchased without more-than-insignificant credit deterioration, are recorded at their fair value at the acquisition date. However, loans and leases purchased with more-than-insignificant credit deterioration will be recorded with their applicable allowance for credit loss to determine the amortized cost basis.

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

Income Recognition on Non-Accrual Loans-Loans are classified as non-accrual if the collection of principal and interest is doubtful. Generally, this occurs when a commercial or commercial real estate loan is past due beyond its maturity, principal payment, or interest payment due date by 90 days or more, unless such loans are well-secured and in the process of collection. Loans that are less than 90 days past due may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.

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

Collateral Dependent Loans and Troubled Debt Restructurings-A loan or lease is considered collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. The Company's classification of CDLs includes: non-homogeneous non-accrual loans and leases; non-homogeneous loans determined by individual credit review; homogeneous non-accrual leases and equipment finance agreements; and homogeneous real estate secured loans that have been charged down to net realizable value or the government guaranteed balance. Except for homogeneous leases and equipment finance agreements, the expected credit losses for CDLs will be measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable, less the amortized cost basis of the financial asset. The Company may also use the loan's observable market price, if available. If the value of the CDL is determined to be less than the recorded amount of the loan, a charge-off will be taken. To determine the expected credit loss for homogeneous leases or equipment finance agreements, the LGD calculated by the CECL model will be utilized. When a homogeneous lease or equipment finance agreement becomes 181 days past due, it is fully charged-off.

Loans are reported as TDR loans when, due to borrower financial difficulties, the Bank grants a more than insignificant concession it would not otherwise be willing to offer for a loan. Once a loan has been classified as a TDR, it continues in the classification until it has paid in full or it has demonstrated six months of payment performance and was determined to have been modified at market rate terms. TDRs, including reasonably expected TDRs, are individually recognized and measured for expected credit loss in one of two ways: when a TDR meets the definition of a CDL, it is measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable; otherwise, a discounted cash flow analysis is utilized to measure the expected credit loss for a TDR. The expected cash flow for a TDR is discounted based on the pre-modification rate and the expected remaining life.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was passed, which, among other things, provided relief for Banks related to loan modifications for accounting purposes. Specifically, section 4013 of the CARES Act gives entities temporary relief from the accounting and disclosure requirements for TDRs. In addition to the CARES Act, bank regulatory agencies issued interagency guidance indicating that a lender could conclude that the modifications under section 4013 of the CARES Act or the interagency guidance are not a TDR if certain criteria are met. The guidance also provides that loans generally will not be adversely classified if the short-term modification is related to COVID-19 relief programs. The Company has followed the guidance under the CARES Act, the interagency guidance, and government-mandated programs related to these loan modifications. Loans modified under section 4013 of the CARES Act or the interagency guidance generally maintain their pre-COVID-19 delinquency status and are classified as performing loans. If it is deemed the modification is not short-term, not COVID-19 related or the customer does not meet the criteria under the guidance to be scoped out of troubled debt restructuring classification, the Company evaluates the loan modification under its existing framework which requires modifications that result in a concession without appropriate compensation to a borrower experiencing financial difficulty to be accounted for as a TDR.

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

Loan and Lease Fees and Direct Loan Origination Costs-Origination and commitment fees and direct loan origination costs for loans and leases held for investment are deferred and recognized as an adjustment to the yield over the life of the loans and leases. PPP loan related net fees are recognized over the contractual life of the loans as a yield adjustment. When these PPP loans are forgiven, the recognition of the net deferred fees is accelerated.

Restricted Equity Securities-Restricted equity securities consists mostly of the Bank's investment in Federal Home Loan Bank of Des Moines stock that is carried at par value, which reasonably approximates its fair value. Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management's determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

Premises and Equipment-Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful life of equipment, generally three to ten years, on a straight-line or accelerated basis. Depreciation is provided over the estimated useful life of premises, up to 39 years, on a straight-line or accelerated basis. Generally, leasehold improvements are amortized or accreted over the life of the related lease, or the life of the related asset, whichever is shorter. Expenditures for major renovations and betterments of the Company's premises and equipment are capitalized. The Company purchases, as well as internally develops and customizes, certain software to enhance or perform internal business functions. Software development costs incurred in the preliminary project stages are charged to non-interest expense. Costs associated with designing software configuration, installation, coding programs and testing systems are capitalized and amortized using the straight-line method over three to seven years. Implementation costs incurred for software that is part of a hosting arrangement are capitalized in other assets and amortized on a straight-line basis over the life of the contract. In addition to annual impairment reviews, management reviews long-lived assets anytime a change in circumstance indicates the carrying amount of these assets may not be recoverable.

Operating Leases-The Company leases store locations, corporate office space, and equipment under non-cancelable leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with one or more options to renew, with renewal terms that can extend the lease term from one to ten years or more. The exercise of lease renewal options is at management's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company rents or subleases certain real estate to third parties. The Company's sublease portfolio consists of operating leases of mainly former store locations or excess space in store or corporate facilities. In addition to annual impairment reviews, management reviews right of use assets anytime a change in circumstances indicates the carrying amount of these assets may not be recoverable.

Goodwill and Other Intangibles-Intangible assets are comprised of goodwill and other intangibles acquired in business combinations. Goodwill is not amortized but instead is periodically tested for impairment. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment. Amortization of intangible assets is included in non-interest expense.

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

Residential Mortgage Servicing Rights-The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company measures its residential mortgage servicing assets at fair value and reports changes in fair value through earnings. Fair value adjustments encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are separately disclosed. Under the fair value method, the MSR is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption residential mortgage banking revenue, net in the period in which the change occurs.
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
GNMA Loan Sales-The Company originates government guaranteed loans which are sold to Government National Mortgage Association. Pursuant to GNMA servicing guidelines, the Company has the unilateral right to repurchase certain delinquent loans (loans past due 90 days or more) sold to GNMA, if the loans meet defined delinquent loan criteria. As a result of this unilateral right, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company accounts for the loans as if they had been repurchased. The Company recognizes these loans within loans and leases, net and also recognizes a corresponding liability that is recorded in other liabilities. If the loan is repurchased, the liability is settled and the loan remains.
SBA/USDA Loans Sales, Servicing, and Commercial Servicing Asset-The Bank, on a limited basis, sells or transfers loans, including the guaranteed portion of SBA and USDA loans (with servicing retained) for cash proceeds. The Bank records a servicing asset when it sells a loan and retains the servicing rights. The servicing asset is recorded at fair value upon sale, and the fair value is estimated by discounting estimated net future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. Subsequent to initial recognition, the servicing rights are carried at the lower of amortized cost or fair value, and are amortized in proportion to, and over the period of, the estimated net servicing income.
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

Income Taxes-Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.
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

The Company earns Investment Tax Credits on certain equipment leases and uses the deferral method to account for these tax credits. Under this method, the Investment Tax Credits are recognized as a reduction of depreciation expense over the life of the asset.

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

As of October 2020, the Company changed its valuation methodology to reflect changes made by central clearinghouses that changed the discounting methodology and interest calculation of cash margin from Overnight Index Swap to SOFR for cleared interest rate swaps. The changes in valuation methodology are applied prospectively as a change in accounting estimate and are immaterial to the Company's financial statements.

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

Operating Segments-Public enterprises are required to report certain information about their operating segments in its financial statements. They are also required to report certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. The Company reports four primary segments, which are also the Company's reporting units: Wholesale Bank, Wealth Management, Retail Bank, and Home Lending with the remainder as Corporate and other.
Stock-Based Compensation-The Company recognizes expense in the income statement for the grant-date fair value of restricted stock awards issued to employees over the employees' requisite service period (generally the vesting period). An estimate of expected forfeitures is included in the calculation of stock-based compensation expense over the vesting period, and actual forfeitures are recognized when they occur. The fair value of the restricted stock awards is based on the Company's share price on the grant date. Restricted stock awards generally vest ratably over three years and are recognized as expense over that same period of time.

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
Earnings per Share-Basic earnings or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method. For all periods presented, restricted stock awards are potentially dilutive instruments issued by the Company. Undistributed losses are not allocated to the nonvested stock-based payment awards as the holders are not contractually obligated to share in the losses of the Company.
Fair Value Measurements-Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level hierarchy for disclosure of assets and liabilities measured or disclosed at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
Application of new accounting guidance

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. CECL is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates but will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. ASC 326 requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, ASC 326 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

The adoption date for the Company was January 1, 2020. The guidance was applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at January 1, 2020. However, certain provisions of the guidance are only required to be applied on a prospective basis.

The Bank has elected to not include accrued interest when determining the amortized cost basis of an asset. Instead, the amortized cost basis of an asset is the combination of the balance, deferred fees and costs, and premium or discount. In addition, the Bank has elected to continue to present accrued interest as part of Other Assets on the consolidated balance sheets. The Bank has calculated an allowance for credit losses on accrued interest that is included with the accrued interest balance. The policies related to income recognition on non-accrual loans are outlined above.

Upon adoption of CECL, the Company did not reassess whether loans previously accounted for as purchased credit impaired met the definition of a Purchased Credit-Deteriorated loan and therefore accounts for all such assets as PCD. The Company has elected not to retain the purchased credit impaired pools previously established. Instead, the loans will now be included within the appropriate class of financing receivables which have been established based on shared risk characteristics. Changes to the allowance after adoption are recorded through provision expense.

Based on the Bank's portfolio composition as of January 1, 2020, and the economic environment at that time, management recorded an initial estimate of the allowance for credit losses under CECL, which includes the allowance for credit losses on loans and leases of $207.6 million and the reserve for unfunded commitments of $8.3 million. The implementation of CECL resulted in a cumulative effect of an accounting change adjustment to retained earnings of $40.2 million.

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

The required financial statement disclosures for CECL are included in Note 5 - Allowance for Credit Losses.

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

Recently Issued Accounting Pronouncements

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU was issued to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Offered Rate or another reference rate expected to be discontinued. The last expedient is a one-time election to sell or transfer debt securities classified as held to maturity. The expedients are in effect from March 12, 2020, through December 31, 2022. The Company will be able to use the expedients in this guidance to manage through the transition away from LIBOR, specifically for our loan portfolio.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this Update are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments clarify certain optional expedients and exceptions in Topic 848 for contract modifications apply to derivatives that are affected by the discounting transition. The amendments are in effect from March 12, 2020, through December 31, 2022. This ASU does not have a material impact on the Company's consolidated financial statements.

Note 2 – Cash and Cash Equivalents
The Company had restricted cash included in cash and due from banks on the balance sheet of $93.0 million and $86.5 million as of December 31, 2020 and 2019, respectively, relating mostly to collateral required on interest rate swaps as discussed in Note 19. At December 31, 2020 and 2019, there was $2.6 million and $590,000, respectively, in restricted cash included in interest bearing cash and temporary investments on the balance sheet, relating to collateral requirements for derivatives for mortgage banking activities.

Previously, the Bank was required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balance at December 31, 2019 was approximately $145.6 million and was met by holding cash and maintaining an average balance with the Federal Reserve Bank. As of December 31, 2020, there is no longer a minimum required reserve.

Note 3 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses and approximate fair values of debt securities at December 31, 2020 and 2019:

December 31, 2020

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$698,243	$64,271	$(312)	$762,202
Obligations of states and political subdivisions	263,546	15,996	(31)	279,511
Residential mortgage-backed securities and collateralized mortgage obligations	1,839,711	51,583	(449)	1,890,845
Total available for sale securities	$2,801,500	$131,850	$(792)	$2,932,558

Held to maturity:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,034	$849	$—	$3,883
Total held to maturity securities	$3,034	$849	$—	$3,883

December 31, 2019

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$642,009	$5,919	$(4,324)	$643,604
Obligations of states and political subdivisions	251,531	9,600	(37)	261,094
Residential mortgage-backed securities and collateralized mortgage obligations	1,896,708	18,962	(5,686)	1,909,984
Total available for sale securities	$2,790,248	$34,481	$(10,047)	$2,814,682

Held to maturity:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,260	$1,003	$—	$4,263
Total held to maturity securities	$3,260	$1,003	$—	$4,263

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $8.9 million and $9.8 million as of December 31, 2020 and 2019, respectively, and is included in Other Assets.

Debt securities that were in an unrealized loss position as of December 31, 2020 and 2019 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

December 31, 2020

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$29,493	$312	$—	$—	$29,493	$312
Obligations of states and political subdivisions	4,357	31	—	—	4,357	31
Residential mortgage-backed securities and collateralized mortgage obligations	215,165	449	—	—	215,165	449
Total temporarily impaired securities	$249,015	$792	$—	$—	$249,015	$792

December 31, 2019

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$313,169	$4,324	$—	$—	$313,169	$4,324
Obligations of states and political subdivisions	4,611	30	1,906	7	6,517	37
Residential mortgage-backed securities and collateralized mortgage obligations	288,866	1,628	402,802	4,058	691,668	5,686
Total temporarily impaired securities	$606,646	$5,982	$404,708	$4,065	$1,011,354	$10,047

These unrealized losses on the Company's debt securities are due to increases in average market interest rates and are not due to the underlying credit of the issuers. The unrealized losses were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors the published credit ratings of the Company's securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2020 are issued or guaranteed by government sponsored enterprises. It is expected that these securities will be settled at a price at least equal to the amortized cost of each investment. Because the decline in fair value of the Company's debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an allowance for credit losses at December 31, 2020.

The following table presents the contractual maturities of debt securities at December 31, 2020:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
Due within one year	$7,369	$7,441	$—	$—
Due after one year through five years	85,999	89,172	3	3
Due after five years through ten years	892,947	963,994	10	10
Due after ten years	1,815,185	1,871,951	3,021	3,870
Total securities	$2,801,500	$2,932,558	$3,034	$3,883

The following table presents the gross realized gains and losses on the sale of debt securities available for sale for the years ended December 31, 2020, and 2019:

	2020		2019
(in thousands)	Gain	Loss	Gain	Loss
Obligations of states and political subdivisions	$—	$—	$17	$—
Residential mortgage-backed securities and collateralized mortgage obligations	386	196	144	7,345
Total gains and losses on sale of debt securities	$386	$196	$161	$7,345

The following table presents the gains and losses on equity securities for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Unrealized gain recognized on equity securities held at the end of the period	$769	$1,660
Net gain recognized on equity securities sold during the period	—	81,815
Total gain on equity securities, net	$769	$83,475

In 2019, the Company completed the sale of all shares owned of Class B common stock of Visa Inc. resulting in a one-time gain of $81.9 million.

The following table presents, as of December 31, 2020, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$260,684	$271,661
Other securities pledged principally to secure repurchase agreements	569,733	605,466
Total pledged securities	$830,417	$877,127

Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of December 31, 2020 and 2019:

(in thousands)	December 31, 2020	December 31, 2019
Commercial real estate
Non-owner occupied term, net	$3,505,802	$3,545,566
Owner occupied term, net	2,333,945	2,496,088
Multifamily, net	3,349,196	3,514,774
Construction & development, net	828,478	678,740
Residential development, net	192,761	189,010
Commercial
Term, net	4,024,467	2,232,817
Lines of credit & other, net	862,760	1,212,393
Leases & equipment finance, net	1,456,630	1,465,489
Residential
Mortgage, net	3,871,906	4,215,424
Home equity loans & lines, net	1,136,064	1,237,512
Consumer & other, net	217,358	407,871
Total loans and leases, net of deferred fees and costs	$21,779,367	$21,195,684

The loan balances are net of deferred fees and costs. As of December 31, 2020 and 2019, the balances of the net deferred costs were $38.6 million and $71.9 million, respectively. In response to the COVID-19 crisis, the federal government created the PPP, sponsored by the SBA, under the CARES Act. The Bank participated in the PPP to originate SBA loans designated to help businesses maintain their workforce and cover other working capital needs during the COVID-19 pandemic. As of December 31, 2020, the Bank has approximately 14,800 PPP loans, totaling $1.8 billion in net loans, which are classified as commercial term loans. Net deferred costs include $26.9 million net deferred fees for the PPP loan related origination fees net of costs to originate these loans. The PPP net deferred fees are a yield adjustment over the remaining term of these loans. The loans are fully guaranteed by the SBA and the maximum term of the loans is either two or five years; however, the majority of the loan balances are expected to be forgiven by the SBA, which will accelerate the recognition of these net deferred fees at the forgiveness date.

Net loans also include net discounts on acquired loans of $17.9 million and $30.2 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, loans totaling $12.1 billion were pledged to secure borrowings and available lines of credit. The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. Interest accrued on loans totaled $74.8 million and $58.5 million as of December 31, 2020 and December 31, 2019, respectively, and is included in Other Assets.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing throughout the United States, originating business through three distinct channels: small and mid-ticket third party originators, vendor finance, and Umpqua Bank Equipment Leasing & Finance. Direct finance leases are included within the lease and equipment finance segment within the loans and leases, net line item. These leases typically have terms of three to five years and are considered to be direct financing leases. Interest income recognized on these leases was $26.5 million and $32.8 million at December 31, 2020 and 2019, respectively.

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

The following table presents the net investment in direct financing leases as of December 31, 2020 and 2019:

(in thousands)	December 31, 2020	December 31, 2019
Minimum lease payments receivable	$349,979	$435,574
Estimated guaranteed and unguaranteed residual values	79,792	86,633
Initial direct costs - net of accumulated amortization	7,228	9,400
Unearned income	(51,185)	(68,177)
Net investment in direct financing leases	$385,814	$463,430

The following table presents the scheduled minimum lease payments receivable as of December 31, 2020:

(in thousands)
Year	Amount
2021	$131,133
2022	95,102
2023	57,028
2024	33,444
2025	17,052
Thereafter	16,220
Total minimum lease payments receivable	$349,979

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases.  The following table summarizes the carrying value of loans and leases sold by major loan type during the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Commercial real estate
Non-owner occupied term, net	$26,209	$40,496
Owner occupied term, net	30,945	25,454
Multifamily, net	—	13,849
Commercial
Term, net	47,427	38,227
Lines of credit & other, net	159	1,619
Leases & equipment finance, net	43	54,499
Residential
Mortgage, net	365	1,849
Consumer & other, net	—	65,322
Total loans and leases sold, net	$105,148	$241,315

Note 5 – Allowance for Credit Losses

Allowance for Credit Losses Methodology

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

All forecasts are updated for each variable where applicable and incorporated as relevant into the ACL calculation. Actual credit loss results will differ from the estimate of credit losses, either in a strong economy or a recession, as the portfolio will change through time due to growth, risk mitigation actions and other factors. In addition, the scenarios used will differ and change through time as economic conditions change. Economic scenarios might not capture deterioration or improvement in the economy timely enough for the Bank to be able to adequately assess the impact to the ACL.

Select macroeconomic variables are projected over the forecast period, and they could have a material impact in determining the ACL. As the length of the forecast period increases, information about the future becomes less readily available and projections are inherently less certain.
The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate for all portfolio segments, during the year ended December 31, 2020, were primarily related to changes in the economic assumptions. Because of the rapidly changing economic environment due to the COVID-19 pandemic, additional risk associated with payment deferrals, political uncertainty, and unknown fiscal support, the Bank opted to use Moody's Analytics proprietary baseline economic forecast which included macroeconomic developments through November 2020 for estimating the ACL as of December 31, 2020.

In the baseline scenario selected, the probability that the economy will perform better than this baseline is equal to the probability that it will perform worse and included the following factors:
•U.S. real GDP growth continues to be positive over both the short and long-term;
•U.S. unemployment rate quarterly average of 7.4% in 2021;
•U.S. Economy experiences growth at historical averages through the remainder of 2020, with sustained growth through 2021, and normalized growth thereafter;
•fourth fiscal stimulus package of $1.5 trillion expected to pass into law in early 2021;
•return to less than 5% unemployment by the second quarter of 2023.

The Bank uses an additional scenario that differs in terms of severity within the variables, both favorable and unfavorable, to assess sensitivity in the ACL results and to inform qualitative adjustments. The Bank selected the Moody's Analytics November S2 scenario for this analysis. In the scenario selected, there is a 75% probability that the economy will perform better, broadly speaking, and a 25% probability that it will perform worse; and the scenario includes the following factors:
•additional COVID-19 restrictions and disagreements in Congress delaying additional fiscal support to the economy cause a reduction in consumer and business sentiment resulting in a stalled recovery over the next several quarters;
•slow real GDP growth through the third quarter of 2021 with increases thereafter;
•U.S. unemployment rate average of 7.2% in the fourth quarter of 2020 and is expected to rise to 7.9% in the first quarter of 2021;
•U.S. economy experiences growth at historical averages through the remainder of 2020, with substantially slower growth in 2021, then gradually increasing growth thereafter;
•fourth fiscal stimulus package of $1.1 trillion expected to pass into law in early 2021;
•return to less than 5% unemployment by the second quarter of 2024.

The results using the comparison scenario for sensitivity analysis were reviewed by management, but management believes the baseline scenario better reflects the estimated economic environment.

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

Commercial Real Estate: Non-owner occupied commercial real estate, multifamily, and construction loans are analyzed using a model that uses four primary property variables: Net Operating Income, Property Value, Property Type, and Location. For PD estimation, the model simulates potential future paths of Net Operating Income given commercial real estate market factors determined from macroeconomic forecasts. Using the resulting expected debt service coverage ratios, together with predicted loan-to-values and other variables, the model estimates PD from the range of conditional possibilities. In addition, the model estimates maturity PD capturing refinance default risk to produce a total PD for the loan. The model estimates LGD, inclusive of principal loss and liquidation expenses, empirically using predicted loan-to-value as well as certain market and other factors. The LGD calculation also includes a separate maturity risk component. The primary economic drivers in the model are GDP Growth, U.S. unemployment rate, and 10-Year Treasury yield. The model produces PD and LGD on a quarter-by-quarter basis for the life of loan.

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

The model for the homogeneous lease and equipment finance agreement portfolio uses lease and equipment finance agreement information, such as origination and performance, as well as macroeconomic variables to calculate PD and LGD values. The PD calculation is based on survival analysis while LGD is calculated using a two-step regression. The model calculates LGD using an estimate of the probability that a defaulted lease or equipment finance agreement will have a loss, and an estimate of the loss amount. The primary economic drivers for the model are GDP, U.S. unemployment rate, and a home price growth index. The model produces PD and LGD curves at the lease or equipment finance agreement level for each month in the forecast horizon.

Residential: The models for residential real estate and Home Equity Lines of Credit utilize loan level variables, such as origination and performance, as well as macroeconomic variables to calculate PD and LGD. The U.S. unemployment rate and home price growth rate indexes are primary economic drivers in both the residential real estate and HELOC models. In addition, the prime rate is also a primary driver in the HELOC model. The models focus on establishing an empirical relationship between default probabilities and a set of loan-level, borrower, and macroeconomic credit risk drivers. The LGD calculation for residential real estate is based on an estimate of the probability that a defaulted loan will have a loss, and then an estimate of the loss amount. HELOCs utilize the same model using residential real estate LGD values to assign loans to cohorts based on FICO scores and loan age. The model produces PD and LGD curves at the loan level for each quarter in the forecast.

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

The Company evaluated each qualitative factor as of December 31, 2020, and concluded that a material adjustment to the amounts indicated by the models was not necessary, as the models adequately reflected the significant changes in credit conditions and overall portfolio risk.

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

The following table summarizes activity related to the allowance for credit losses by portfolio segment as of December 31, 2020:

	December 31, 2020
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$50,847	$73,820	$24,714	$8,248	$157,629
Impact of adoption CECL	5,077	44,009	2,099	(1,186)	49,999
Adjusted balance, beginning of period	55,924	117,829	26,813	7,062	207,628
Provision (recapture) for credit losses for loans and leases (1)	86,186	101,478	(190)	4,401	191,875
Charge-offs	(1,413)	(76,488)	(521)	(6,074)	(84,496)
Recoveries	1,013	8,045	1,862	2,474	13,394
Net (charge-offs) recoveries	(400)	(68,443)	1,341	(3,600)	(71,102)
Balance, end of period	$141,710	$150,864	$27,964	$7,863	$328,401
Reserve for unfunded commitments
Balance, beginning of period	$534	$2,539	$149	$1,884	$5,106
Impact of adoption CECL	4,030	(487)	1,267	(1,572)	3,238
Adjusted balance, beginning of period	4,564	2,052	1,416	312	8,344
Provision for credit losses on unfunded commitments (1)	10,796	138	245	763	11,942
Balance, end of period	15,360	2,190	1,661	1,075	20,286
Total allowance for credit losses	$157,070	$153,054	$29,625	$8,938	$348,687
(1) The total provision for credit losses as disclosed on the income statement includes a provision of $1.0 million for the year ended December 31, 2020, related to an allowance for accrued interest on loans deferred due to COVID-19.

The following table summarizes activity related to the allowance for loan and lease losses by loan and lease portfolio segment and the reserve for unfunded commitments as of December 31, 2019:

	December 31, 2019
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$47,904	$63,957	$22,034	$10,976	$144,871
Provision	7,907	59,651	3,066	1,891	72,515
Charge-offs	(5,849)	(62,098)	(862)	(6,896)	(75,705)
Recoveries	885	12,310	476	2,277	15,948
Net charge-offs	(4,964)	(49,788)	(386)	(4,619)	(59,757)
Balance, end of period	$50,847	$73,820	$24,714	$8,248	$157,629
Reserve for unfunded commitments
Balance, beginning of period	$628	$2,250	$160	$1,485	$4,523
(Recapture) provision for credit losses on unfunded commitments	(94)	289	(11)	399	583
Balance, end of period	534	2,539	149	1,884	5,106
Total allowance for credit losses	$51,381	$76,359	$24,863	$10,132	$162,735

Summary of Reserve for Unfunded Commitments Activity

The following table presents the unfunded commitments for the years ended December 31, 2020 and 2019:

(in thousands)
Unfunded loan and lease commitments:	Total
December 31, 2020	$5,672,009
December 31, 2019	$5,726,854

Asset Quality and Non-Performing Loans and Leases

The Bank manages asset quality and controls credit risk through diversification of the loan and lease portfolio and the application of policies designed to promote sound underwriting and loan and lease monitoring practices. The Bank's Credit Quality Administration is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of non-performing, past due loans and leases and larger credits, designed to identify potential charges to the allowance for credit losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan and lease portfolio, prevailing economic conditions and other factors.

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements is determined by the LGD calculated by the CECL model and therefore leases and equipment finance agreements on non-accrual will have an allowance for credit losses until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the year ended December 31, 2020.

Due to the deterioration of the U.S. economy resulting from the COVID-19 pandemic, the Company has had an increase in loan payment deferral and forbearance requests. Once a deferral or forbearance request is received, a late charge waiver is put in place and payments are suspended for an agreed-upon period. Accrued and unpaid interest during the deferral period will be collected upon the expiration of the deferral or on a regular repayment schedule at the end of the deferral period. For certain loan types, the maturity date may be extended to allow for full amortization. In accordance with the CARES Act, interagency guidance, and other government-mandated programs these loans are generally classified based on their past due status prior to their deferral period, so they are classified as performing loans that accrue interest. As of December 31, 2020, loans of approximately $533.2 million are currently deferred under various federal and state guidelines and are classified as current as their contractual payments have been deferred.

The following tables present the amortized cost basis of the loans and leases past due, by loan and lease class, as of December 31, 2020 and 2019:

	December 31, 2020
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90+ Days and Accruing	Total Past Due	Non-Accrual (1)	Current & Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$1,214	$21,309	$815	$23,338	$3,809	$3,478,655	$3,505,802
Owner occupied term, net	182	103	208	493	5,984	2,327,468	2,333,945
Multifamily, net	—	215	—	215	—	3,348,981	3,349,196
Construction & development, net	3,991	—	—	3,991	—	824,487	828,478
Residential development, net	—	—	—	—	—	192,761	192,761
Commercial
Term, net	562	—	4	566	2,205	4,021,696	4,024,467
Lines of credit & other, net	1,491	2,667	7	4,165	336	858,259	862,760
Leases & equipment finance, net	14,242	18,220	4,796	37,258	18,742	1,400,630	1,456,630
Residential
Mortgage, net	1,587	3,912	27,713	33,212	—	3,838,694	3,871,906
Home equity loans & lines, net	844	544	2,463	3,851	—	1,132,213	1,136,064
Consumer & other, net	678	286	355	1,319	—	216,039	217,358
Total, net of deferred fees and costs	$24,791	$47,256	$36,361	$108,408	$31,076	$21,639,883	$21,779,367
(1) Loans and leases on non-accrual with an amortized cost basis of $31.1 million had a related allowance for credit losses of $16.7 million at December 31, 2020.

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

Collateral Dependent Loans and Leases

The following table summarizes the amortized cost basis of the collateral dependent loans and leases by the type of collateral securing the assets as of December 31, 2020. There have been no significant changes in the level of collateralization from the prior periods.

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$3,474	$—	$—	$3,474
Owner occupied term, net	—	5,432	—	—	5,432
Commercial
Term, net	933	49	368	789	2,139
Line of credit & other, net	—	—	140	197	337
Leases & equipment finance, net	—	—	18,742	—	18,742
Residential
Mortgage, net	254,248	—	—	—	254,248
Home equity loans & lines, net	2,349	—	—	—	2,349
Total net of deferred fees and costs	$257,530	$8,955	$19,250	$986	$286,721

Troubled Debt Restructurings

At December 31, 2020 and 2019, troubled debt restructured loans of $15.0 million and $18.6 million, respectively, were classified as accruing TDR loans. The TDRs were granted in response to borrower financial difficulties, and generally provide for a temporary modification of loan repayment terms. In order for a new TDR loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

There were no available commitments for troubled debt restructurings outstanding as of December 31, 2020. There were $98,000 of available commitments for troubled debt restructurings outstanding as of December 31, 2019.

The following tables present TDR loans by accrual versus non-accrual status and by portfolio segment as of December 31, 2020 and 2019:

	December 31, 2020
(in thousands)	Accrual Status	Non-Accrual Status	Total Modifications	# of Contracts
Commercial real estate, net	$1,345	$289	$1,634	7
Commercial, net	1,231	—	1,231	1
Residential, net	12,415	—	12,415	75
Total, net of deferred fees and costs	$14,991	$289	$15,280	83

	December 31, 2019
(in thousands)	Accrual Status	Non-Accrual Status	Total Modifications	# of Contracts
Commercial real estate, net	$3,968	$—	$3,968	3
Commercial, net	4,105	—	4,105	2
Residential, net	10,460	—	10,460	54
Consumer & other, net	43	—	43	3
Total, net of deferred fees and costs	$18,576	$—	$18,576	62

The following table presents loans that were determined to be TDRs during the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Commercial real estate, net	$—	$118
Commercial, net	8,508	1,842
Residential, net	15,397	7,549
Consumer & other, net	74	43
Total, net of deferred fees and costs	$23,979	$9,552

For the periods presented in the table above, the outstanding recorded investment was the same pre and post modification and all modifications were combination modifications. There were $1.3 million in loans modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the year ended December 31, 2020. There were $329,000 loans modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the year ended December 31, 2019.

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

The credit quality indicator rating categories follow regulatory classification and can be generally described by the following groupings for loans and leases:

Pass/Watch—A pass loan or lease is a loan or lease with a credit risk level acceptable to the Bank for extending credit and maintaining normal credit monitoring. For non-homogeneous loans and leases to be classified as pass, the PD rating is from 1 through 9. For homogeneous loans and leases to be classified as pass, the loan or lease is 30 days or less past due from the required payment at month-end. A watch loan or lease is considered pass rated but has a heightened level of unacceptable default risk due to an emerging risk element or declining performance trend. Watch ratings are expected to be temporary, with issues resolved or manifested to the extent that a higher or lower risk rating would be appropriate within a short period of time. For non-homogeneous loans and leases to be classified as watch, the PD rating is a 10 or 11.

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

Substandard—A substandard asset is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Assets classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. For non-homogeneous loans and leases to be classified as substandard, the PD rating is 13 or 14. Commercial homogeneous loans and leases are classified as a substandard loan or lease when the loan or lease is 60 to 89 days past due from the required payment date and is the maximum rating for loans previously charged down to net realizable value. Residential and consumer homogeneous loans are classified as a substandard loan when an open-end loan is 90 to 180 days past due from the required payment date at month-end or when a closed-end loan is 90 to 119 days past due from the required payment date.

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

The following table represents the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of December 31, 2020:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$496,412	$677,975	$489,350	$379,691	$338,257	$932,207	$2,855	$4,139	$3,320,886
Special mention	13,281	1,432	40,899	2,800	31,699	27,167	—	—	117,278
Substandard	3,129	2,668	19,951	3,062	19,806	18,586	—	—	67,202
Doubtful	—	—	—	—	—	103	—	—	103
Loss	—	—	—	—	—	333	—	—	333
Total non-owner occupied term, net	$512,822	$682,075	$550,200	$385,553	$389,762	$978,396	$2,855	$4,139	$3,505,802
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$284,698	$414,715	$321,900	$344,606	$257,969	$610,893	$6,270	$783	$2,241,834
Special mention	3,641	8,373	13,143	7,365	3,425	18,386	—	—	54,333
Substandard	2,657	1,694	9,868	2,846	4,356	14,609	282	975	37,287
Doubtful	—	—	—	—	—	61	—	—	61
Loss	—	—	—	—	—	430	—	—	430
Total owner occupied term, net	$290,996	$424,782	$344,911	$354,817	$265,750	$644,379	$6,552	$1,758	$2,333,945
Multifamily, net
Credit quality indicator:
Pass/Watch	$383,871	$870,871	$593,076	$574,185	$276,108	$618,031	$23,282	$2,956	$3,342,380
Special mention	—	—	—	—	—	6,601	—	—	6,601
Substandard	—	—	—	215	—	—	—	—	215
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$383,871	$870,871	$593,076	$574,400	$276,108	$624,632	$23,282	$2,956	$3,349,196
Construction & development, net
Credit quality indicator:
Pass/Watch	$146,012	$283,052	$255,449	$127,564	$—	$372	$—	$—	$812,449
Special mention	1,637	—	14,392	—	—	—	—	—	16,029
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$147,649	$283,052	$269,841	$127,564	$—	$372	$—	$—	$828,478
Residential development, net
Credit quality indicator:
Pass/Watch	$17,188	$2,571	$2,151	$—	$—	$—	$163,320	$2,507	$187,737
Special mention	—	—	—	—	—	—	5,024	—	5,024
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$17,188	$2,571	$2,151	$—	$—	$—	$168,344	$2,507	$192,761

Total commercial real estate	$1,352,526	$2,263,351	$1,760,179	$1,442,334	$931,620	$2,247,779	$201,033	$11,360	$10,210,182

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$2,146,758	$294,576	$323,744	$240,458	$67,502	$226,137	$626,878	$29,598	$3,955,651
Special mention	4,859	548	13,395	1,265	273	1,416	1,036	2,259	25,051
Substandard	251	1,105	24,845	7,259	1,137	561	—	8,029	43,187
Doubtful	—	—	—	—	—	578	—	—	578
Loss	—	—	—	—	—	—	—	—	—
Total term, net	$2,151,868	$296,229	$361,984	$248,982	$68,912	$228,692	$627,914	$39,886	$4,024,467
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$27,503	$27,395	$26,731	$548	$1,679	$531	$709,606	$5,578	$799,571
Special mention	4,033	—	—	1	77	299	42,882	271	47,563
Substandard	501	472	—	195	377	940	6,958	6,177	15,620
Doubtful	—	—	—	—	—	—	4	—	4
Loss	—	—	—	—	—	—	1	1	2
Total lines of credit & other, net	$32,037	$27,867	$26,731	$744	$2,133	$1,770	$759,451	$12,027	$862,760
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$502,305	$442,692	$239,551	$125,619	$64,400	$7,619	$—	$—	$1,382,186
Special mention	2,321	4,918	7,765	3,797	1,983	99	—	—	20,883
Substandard	6,999	7,193	11,617	1,945	2,081	157	—	—	29,992
Doubtful	2,615	8,255	4,834	2,880	1,343	79	—	—	20,006
Loss	101	1,481	1,015	635	309	22	—	—	3,563
Total leases & equipment finance, net	$514,341	$464,539	$264,782	$134,876	$70,116	$7,976	$—	$—	$1,456,630

Total commercial	$2,698,246	$788,635	$653,497	$384,602	$141,161	$238,438	$1,387,365	$51,913	$6,343,857

Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$809,232	$1,136,220	$393,041	$406,069	$424,270	$669,862	$—	$—	$3,838,694
Special mention	—	397	286	688	946	3,183	—	—	5,500
Substandard	335	1,398	1,822	4,133	6,381	11,113	—	—	25,182
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	1,314	—	—	—	1,216	—	—	2,530
Total mortgage, net	$809,567	$1,139,329	$395,149	$410,890	$431,597	$685,374	$—	$—	$3,871,906
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$40	$—	$20	$—	$259	$16,575	$1,077,753	$37,008	$1,131,655
Special mention	—	—	—	—	—	211	1,537	198	1,946
Substandard	—	—	—	—	—	43	254	233	530
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	182	1,107	644	1,933
Total home equity loans & lines, net	$40	$—	$20	$—	$259	$17,011	$1,080,651	$38,083	$1,136,064

Total residential	$809,607	$1,139,329	$395,169	$410,890	$431,856	$702,385	$1,080,651	$38,083	$5,007,970

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Consumer & other, net:
Credit quality indicator:
Pass/Watch	$24,408	$22,802	$11,372	$4,170	$2,582	$4,101	$143,813	$2,789	$216,037
Special mention	—	95	79	27	28	3	660	74	966
Substandard	—	25	—	—	2	—	205	110	342
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	10	3	—	13
Total consumer & other, net	$24,408	$22,922	$11,451	$4,197	$2,612	$4,114	$144,681	$2,973	$217,358

Grand total	$4,884,787	$4,214,237	$2,820,296	$2,242,023	$1,507,249	$3,192,716	$2,813,730	$104,329	$21,779,367

Note 6–Premises and Equipment
The following table presents the major components of premises and equipment at December 31, 2020 and 2019:

(in thousands)	December 31, 2020	December 31, 2019	Estimated useful life
Land	$33,835	$34,161
Buildings and improvements	206,889	204,639	7 - 39 years
Furniture, fixtures and equipment	138,295	136,403	4 - 20 years
Software	108,244	104,802	3 - 7 years
Construction in progress and other	12,137	16,432
Total premises and equipment	499,400	496,437
Less: Accumulated depreciation and amortization	(321,350)	(294,977)
Premises and equipment, net	$178,050	$201,460

Depreciation expense totaled $32.1 million, $37.3 million and $44.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 7 – Leases

The Company leases store locations, corporate office space, and equipment under non-cancelable operating leases. The following table presents the balance sheet information related to leases as of December 31, 2020 and 2019:

(in thousands)	December 31, 2020	December 31, 2019
Leases
Operating lease right-of-use assets	$104,937	$110,718
Operating lease liabilities	$113,593	$119,429

The following table presents the weighted-average operating lease term and weighted-average discount rate as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)	5.9	6.4
Weighted-average discount rate	3.10%	3.45%

 The following table presents the components of lease expense for the years ended December 31, 2020 and 2019:

(in thousands)
Lease Costs	2020	2019
Operating lease costs	$32,862	$32,358
Short-term lease costs	472	820
Variable lease costs	(11)	8
Sublease income	(2,106)	(2,765)
Net lease costs	$31,217	$30,421

Prior to the adoption as ASC 842, rent expense for the year ended December 31, 2018 was $37.9 million and was partially offset by rent income of $2.6 million.

The following table presents the supplemental cash flow information related to leases for the year ended December 31, 2020 and 2019:

(in thousands)
Cash Flows	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,639	$33,004
Right of use assets obtained in exchange for new operating lease liabilities	$21,746	$27,878

The following table presents the maturities of lease liabilities as of December 31, 2020:

(in thousands)
Year	Operating Leases
2021	$30,773
2022	25,797
2023	20,988
2024	16,392
2025	11,616
Thereafter	19,153
Total lease payments	124,719
Less: imputed interest	(11,126)
Present value of lease liabilities	$113,593

Note 8–Goodwill and Other Intangible Assets
At December 31, 2020, goodwill totaled $2.7 million, after a goodwill impairment of $1.8 billion recorded as of March 31, 2020. Goodwill was $1.8 billion at December 31, 2019. Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed. Goodwill is required to be allocated to reporting units, which the Company has determined to be the same as its operating segments.

There was no activity for goodwill for the periods ending December 31, 2019 and 2018. The following table summarizes the change in the Company's goodwill for the year ended December 31, 2020:

	Goodwill
(in thousands)	Gross	Accumulated Impairment	Total
Balance, December 31, 2019	$1,900,727	$(113,076)	$1,787,651
Goodwill impairment	—	(1,784,936)	(1,784,936)
Balance, December 31, 2020	$1,900,727	$(1,898,012)	$2,715

As of December 31, 2020, 2019, and 2018, goodwill was allocated to the reporting units as follows:

	Goodwill
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Total
Allocated goodwill, December 31, 2019 and 2018	$1,033,744	$2,715	$751,192	$1,787,651
Goodwill impairment	(1,033,744)	—	(751,192)	(1,784,936)
Allocated goodwill, December 31, 2020	$—	$2,715	$—	$2,715

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

The Company assessed qualitative factors that indicated that it was more likely than not that goodwill was impaired as of March 31, 2020. Based on that assessment, the Company determined that for the Wholesale Bank and Retail Bank reporting units there were negative indicators that would require a quantitative assessment of goodwill due to the decline in the current economic environment, specifically interest rates and the Company's stock price, as well as decreasing cash flow projections for these reporting units based on the low interest rate environment and potentially higher credit losses.

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

The projected cash flows used to estimate fair value of the reporting units were lower than previous projections due to declining interest rate forecasts for a prolonged low-interest rate environment, due to the significant impact of the Federal Reserve's rate cuts and the impact of the COVID-19 pandemic on the economy. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires management to make assumptions and estimates regarding the Company's future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors.

Upon completing the quantitative impairment analysis as of March 31, 2020, the Company recorded a goodwill impairment of $1.8 billion, which represented the entire amount of goodwill allocated to the Wholesale Bank and Retail Bank reporting units. The remaining goodwill of $2.7 million after the impairment relates to the Wealth Management reporting unit. As of October 31, 2020, the Company completed its annual goodwill impairment analysis for the Wealth Management reporting unit by assessing qualitative factors to determine whether the existence of events and circumstances indicated that it is more likely than not that goodwill is impaired. Based upon that assessment, the Company determined that there were no additional factors indicating impairment and no further testing was determined to be necessary as of December 31, 2020.

The following table summarizes the changes in the Company's other intangible assets for the years ended December 31, 2018, 2019 and 2020.

	Other Intangible Assets
(in thousands)	Gross	Accumulated Amortization	Net
Balance, December 31, 2017	$113,471	$(83,341)	$30,130
Amortization	—	(6,166)	(6,166)
Balance, December 31, 2018	113,471	(89,507)	23,964
Amortization	—	(5,618)	(5,618)
Balance, December 31, 2019	113,471	(95,125)	18,346
Amortization	—	(4,986)	(4,986)
Balance, December 31, 2020	$113,471	$(100,111)	$13,360

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
The table below presents the forecasted amortization expense for intangible assets at December 31, 2020:

(in thousands)
Year	Expected Amortization
2021	$4,520
2022	4,095
2023	3,686
2024	1,059
2025	—
Thereafter	—
Total intangible assets	$13,360

Note 9 – Residential Mortgage Servicing Rights

The Company measures its mortgage servicing rights at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in the Company's residential mortgage servicing rights for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Balance, beginning of period	$115,010	$169,025	$153,151
Additions for new MSR capitalized	51,000	25,169	29,069
Sale of MSR assets	—	(34,401)	—
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(19,680)	(25,408)	(24,533)
Changes due to valuation inputs or assumptions (1)	(53,423)	(19,375)	11,338
Balance, end of period	$92,907	$115,010	$169,025
(1) The change in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the serviced loan portfolio as of December 31, 2020, 2019 and 2018 is as follows:

(dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Balance of loans serviced for others	$13,026,720	$12,276,943	$15,978,885
MSR as a percentage of serviced loans	0.71%	0.94%	1.06%

In 2019, Umpqua closed on the sale of $34.4 million in residential mortgage servicing rights for $3.4 billion of residential mortgage loans serviced for others.

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, net, was $35.7 million, $42.2 million, and $42.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Key assumptions used in measuring the fair value of MSR as of December 31, 2020, 2019 and 2018 were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Constant prepayment rate	18.48%	13.33%	12.95%
Discount rate	9.72%	9.75%	9.70%
Weighted average life (years)	4.9	6.0	6.2

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(5,611)	$(5,410)
Effect on fair value of a 20% adverse change	$(10,833)	$(10,403)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(3,339)	$(4,366)
Effect on fair value of a 200 basis point adverse change	$(6,448)	$(8,418)

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

Note 10 - Other Assets
Other assets consisted of the following at December 31, 2020 and 2019:

(in thousands)	December 31, 2020	December 31, 2019
Derivative assets	$342,510	$150,574
Low-income housing tax credit investments	108,549	88,215
Accrued interest receivable	83,804	70,210
Prepaid expenses	30,890	31,456
Income taxes receivable	23,188	16,274
Investment in unconsolidated trust subsidiaries	13,962	13,962
Insurance premium receivable	10,701	10,415
Commercial servicing asset	6,144	5,133
Other real estate owned	1,810	3,295
Other	47,471	44,667
Total other assets	$669,029	$434,201

The Company invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investments using the proportional amortization method; amortization of the investment in qualified affordable housing projects is recorded in the provision for income taxes together with the tax credits and benefits received. As of December 31, 2020, 2019 and 2018, the Company recognized $7.0 million, $3.6 million, and $2.8 million, respectively, of proportional amortization as a component of income tax expense and recognized $8.4 million, $4.3 million, and $3.3 million, respectively, in affordable housing tax credits and other tax benefits during the years. The Company's remaining capital commitments to these partnerships at December 31, 2020 and 2019 were approximately $67.0 million and $60.4 million, respectively, and are included in Other Liabilities.

Other real estate owned represents property acquired through foreclosure or other proceedings and is carried at the lower of cost or fair value, less costs to sell. The Bank's recorded investment in consumer mortgage loans collateralized by residential real estate property in process of foreclosure was $135,000 and $7.3 million as of December 31, 2020 and 2019, respectively.

Note 11 – Income Taxes

The following table presents the components of income tax provision for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	Current	Deferred	Total
Year ended December 31, 2020:
Federal	$96,575	$(46,556)	$50,019
State	33,368	(16,387)	16,981
Total provision for income taxes	$129,943	$(62,943)	$67,000
Year ended December 31, 2019:
Federal	$90,227	$(5,123)	$85,104
State	28,125	1,579	29,704
Total provision for income taxes	$118,352	$(3,544)	$114,808
Year ended December 31, 2018:
Federal	$68,651	$11,655	$80,306
State	18,960	7,157	26,117
Total provision for income taxes	$87,611	$18,812	$106,423

The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Statutory Federal income tax rate	21.0%	21.0%	21.0%
State tax, net of Federal benefit	(1.0)%	5.0%	5.0%
Impairment of goodwill	(25.0)%	—%	—%
Nondeductible FDIC premiums	(0.1)%	0.2%	0.3%
Nondeductible executive compensation	—%	—%	0.1%
Tax-exempt income	0.3%	(1.2)%	(1.2)%
BOLI	0.2%	(0.4)%	(0.4)%
Other	—%	(0.1)%	0.4%
Effective income tax rate	(4.6)%	24.5%	25.2%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax liabilities recorded in other liabilities on the consolidated balance sheets as of December 31, 2020 and 2019:

(in thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Allowance for credit losses	$86,120	$41,176
Operating lease liabilities	29,239	30,750
Accrued severance and deferred compensation	16,729	16,131
Accrued bonuses	9,002	6,993
Acquired loans	7,387	9,953
State taxes	6,707	5,906
Accrued reserves	6,193	2,379
Other	15,075	8,358
Total gross deferred tax assets	176,452	121,646
Deferred tax liabilities:
Unrealized gains on investment securities	35,234	8,014
Fair market value adjustment on junior subordinated debentures	32,251	27,404
Operating lease right-of-use asset	27,010	28,506
Direct financing leases	25,802	29,741
Residential mortgage servicing rights	25,476	30,901
Deferred loan fees and costs	19,564	21,450
Goodwill	—	11,703
Other	15,466	15,765
Total gross deferred tax liabilities	180,803	173,484
Valuation allowance	(1,090)	(1,090)
Net deferred tax liabilities	$(5,441)	$(52,928)

As of December 31, 2020 and 2019, the Company's gross deferred tax assets included $1.5 million and $1.7 million, respectively, of state NOL carryfowards expiring in tax years 2029-2031. The Company believes it is more likely than not that the benefit from certain state NOL carryforwards will not be realized and therefore has provided a valuation allowance of $1.1 million as of both December 31, 2020 and 2019, on the deferred tax assets relating to these state NOL carryforwards. The Company has determined that no other valuation allowance for the remaining deferred tax assets is required as management believes it is more likely than not that the remaining gross deferred tax assets, net of the valuation allowance, of $175.4 million and $120.6 million at December 31, 2020 and 2019, respectively, will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the majority of states and Canada. The Company is no longer subject to U.S. and Canadian tax examinations for years before 2017, and is no longer subject to state tax examinations for years prior to 2016, with the exception of California, where the statute is still open for tax years 2012 and 2013.

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

The Company had gross unrecognized tax benefits in the amount of $4.3 million recorded as of December 31, 2020 and 2019. If recognized, the unrecognized tax benefit would reduce the 2020 annual effective tax rate by 0.3%. Interest on unrecognized tax benefits is reported by the Company as a component of tax expense. As of December 31, 2020 and 2019, the accrued interest related to unrecognized tax benefits is $64,000 and $70,000, respectively.

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

Detailed below is a reconciliation of the Company's gross unrecognized tax benefits for the years ended December 31, 2020 and 2019, respectively:

(in thousands)	2020	2019
Balance, beginning of period	$4,307	$4,971
Changes for tax positions of current year	10	34
Settlement	—	(698)
Balance, end of period	$4,317	$4,307

Note 12 – Interest Bearing Deposits

The following table presents the major types of interest bearing deposits at December 31, 2020 and 2019:

(in thousands)	December 31, 2020	December 31, 2019
Interest bearing demand	$3,051,487	$2,524,534
Money market	7,173,920	6,930,815
Savings	1,912,752	1,471,475
Time, greater than $250,000	899,563	1,231,973
Time, $250,000 or less	1,951,706	3,409,332
Total interest bearing deposits	$14,989,428	$15,568,129

The following table presents the scheduled maturities of all time deposits as of December 31, 2020:

(in thousands)
Year	Amount
2021	$2,348,942
2022	359,223
2023	56,372
2024	54,187
2025	28,525
Thereafter	4,020
Total time deposits	$2,851,269

The following table presents the remaining maturities of uninsured deposits greater than $250,000 as of December 31, 2020:

(in thousands)	Amount
Three months or less (1)	$402,559
Over three months through six months	194,589
Over six months through twelve months	270,118
Over twelve months	177,206
Uninsured deposits, greater than $250,000	$1,044,472
(1) Included in the uninsured deposits are brokered deposits of $144.9 million.

Note 13 – Securities Sold Under Agreements to Repurchase

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2020 and 2019:

(dollars in thousands)	Repurchase Amount	Weighted Average Interest Rate	Carrying Value of Underlying Assets	Market Value of Underlying Assets
December 31, 2020	$375,384	0.07%	$464,855	$464,855
December 31, 2019	$311,308	0.57%	$392,315	$392,315

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $370.0 million, $299.6 million, and $282.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. The maximum amount outstanding at any month end for the years ended December 31, 2020, 2019, and 2018, was $398.4 million, $336.8 million, and $315.4 million, respectively. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.

Note 14 – Federal Funds Purchased

At December 31, 2020 and 2019, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $6.2 billion at December 31, 2020 subject to certain collateral requirements. The Bank had available lines of credit with the Federal Reserve totaling $475.3 million subject to certain collateral requirements, namely the amount of certain pledged loans at December 31, 2020. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at December 31, 2020. At December 31, 2020, the lines of credit had interest rates ranging from 0.3% to 1.5%. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Note 15 – Borrowings

The Bank had outstanding secured advances from the FHLB at December 31, 2020 and 2019 with carrying values of $771.5 million and $906.6 million, respectively. The following table summarizes the future contractual maturities of borrowed funds as of December 31, 2020:

(in thousands)
Year	Amount
2021	$765,000
2022	—
2023	—
2024	—
2025	—
Thereafter	5,000
Total borrowed funds(1)	$770,000
(1) Amount shows contractual borrowings, excluding acquisition accounting adjustments.

The maximum amount outstanding from the FHLB under term advances at a month end during 2020 and 2019 was $1.2 billion and $1.1 billion, respectively. The average balance outstanding during 2020 and 2019 was $1.0 billion and $895.0 million, respectively. The average contractual interest rate on the borrowings was 1.2% in 2020 and 1.9% in 2019. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. The Bank has pledged as collateral for these secured advances all FHLB stock, all funds on deposit with the FHLB, investment and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

Note 16 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned Trusts as of December 31, 2020:

(dollars in thousands)
Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$16,606	Floating rate, LIBOR plus 3.35%, adjusted quarterly	4.43%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	25,145	Floating rate, LIBOR plus 3.45%, adjusted quarterly	4.52%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	7,739	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.11%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	7,653	Floating rate, LIBOR plus 2.85%, adjusted quarterly	4.15%	March 2034
Umpqua Master Trust I	August 2007	41,238	22,875	Floating rate, LIBOR plus 1.35%, adjusted quarterly	2.82%	September 2037
Umpqua Master Trust IB	September 2007	20,619	14,303	Floating rate, LIBOR plus 2.75%, adjusted quarterly	4.28%	December 2037
Sterling Capital Trust III	April 2003	14,433	11,461	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.36%	April 2033
Sterling Capital Trust IV	May 2003	10,310	8,052	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.32%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	16,201	Floating rate, LIBOR plus 3.25%, adjusted quarterly	4.46%	June 2033
Sterling Capital Trust VI	June 2003	10,310	8,006	Floating rate, LIBOR plus 3.20%, adjusted quarterly	4.40%	September 2033
Sterling Capital Trust VII	June 2006	56,702	33,456	Floating rate, LIBOR plus 1.53%, adjusted quarterly	2.95%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	30,553	Floating rate, LIBOR plus 1.63%, adjusted quarterly	3.12%	December 2036
Sterling Capital Trust IX	July 2007	46,392	26,116	Floating rate, LIBOR plus 1.40%, adjusted quarterly	2.89%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	7,224	Floating rate, LIBOR plus 3.15%, adjusted quarterly	4.37%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	6,500	Floating rate, LIBOR plus 1.80%, adjusted quarterly	3.20%	June 2035
Klamath First Capital Trust I	July 2001	15,464	13,327	Floating rate, LIBOR plus 3.75%, adjusted semiannually	4.72%	July 2031
Total junior subordinated debentures at fair value		379,390	255,217
AT AMORTIZED COST:
Humboldt Bancorp Statutory Trust II	December 2001	10,310	10,895	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.13%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	29,432	Floating rate, LIBOR plus 2.95%, adjusted quarterly	2.56%	September 2033
CIB Capital Trust	November 2002	10,310	10,825	Floating rate, LIBOR plus 3.45%, adjusted quarterly	3.09%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	3.79%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.84%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.14%	October 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.14%	September 2033
Total junior subordinated debentures at amortized cost		85,572	88,268
Total junior subordinated debentures		$464,962	$343,485
(1)Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures  assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.
(2)Contractual interest rate of junior subordinated debentures.
(3)Effective interest rate based upon the carrying value as of December 31, 2020.

The Trusts are reflected as junior subordinated debentures, either at fair value or at amortized cost.  The common stock issued by the Trusts is recorded in other assets, and totaled $14.0 million at both December 31, 2020 and 2019. As of December 31, 2020, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling Financial Corporation. Based on the implied forward curve shifting lower and an increase in the credit spread, offset by the spot curve shifting lower, the fair value of the junior subordinated debentures decreased during the year. A gain of $18.8 million for the year ended December 31, 2020, as compared to the gain of $25.9 million for the year ended December 31, 2019, were recorded in other comprehensive income (loss).

Note 17 – Employee Benefit Plans

Employee Savings Plan-Substantially all of the Company's employees are eligible to participate in the Umpqua Bank 401(k) and Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company's Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. The Company's contributions charged to expense including the match and profit sharing amounted to $11.1 million, $8.6 million, and $10.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Deferred Compensation/Supplemental Retirement Plans-The Company has established the Umpqua Holdings Corporation Deferred Compensation & Supplemental Retirement Plan, a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Company's Board of Directors. The DC/SRP has two components, a supplemental retirement plan and a deferred compensation plan. The Company may make discretionary contributions to the SRP. The SRP plan balances at December 31, 2020 and 2019 were $559,000 and $529,000, respectively, and are recorded in other liabilities. Under the DCP, eligible officers may elect to defer up to 50% of their salary into a plan account. The DCP plan balance was $10.3 million and $9.7 million at December 31, 2020 and 2019, respectively. In addition, the Company has established a supplemental retirement plan for the former Executive Chairman of the Board of Directors. The balance for this plan was $9.1 million and $9.0 million as of December 31, 2020 and 2019, respectively.
Acquired Plans- In connection with prior acquisitions, the Bank assumed liability for certain salary continuation, supplemental retirement, and deferred compensation plans for key employees, retired employees and directors of acquired institutions. Subsequent to the effective date of these acquisitions, no additional contributions were made to these plans. These plans are unfunded, and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee's death prior to or during retirement, the Bank, in certain cases, is obligated to pay to the designated beneficiary the benefits set forth under the plans. At December 31, 2020 and 2019, liabilities recorded for the estimated present value of future plan benefits totaled $28.9 million and $28.7 million, respectively, and are recorded in Other Liabilities. For the years ended December 31, 2020, 2019 and 2018, expense recorded for these benefits totaled $3.6 million, $1.5 million, and $1.0 million, respectively.

Rabbi Trusts-The Bank has established, for the DC/SRP plan noted above, and sponsors, for some deferred compensation plans assumed in connection with prior mergers, irrevocable trusts commonly referred to as "Rabbi Trusts." The trust assets (generally trading assets) are consolidated in the Company's balance sheets and the associated liability (which equals the related asset balances) is included in other liabilities. The asset and liability balances related to these trusts as of December 31, 2020 and 2019 were $12.8 million and $12.2 million, respectively.

Bank-Owned Life Insurance-The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank's intent to hold these policies as a long-term investment. However, there will be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. At December 31, 2020 and 2019, the cash surrender value of these policies was $323.5 million and $320.6 million, respectively. At December 31, 2020 and 2019, the Bank also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $3.7 million and $3.4 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

Note 18 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	December 31, 2020
Commitments to extend credit	$5,556,212
Forward sales commitments	$1,003,221
Commitments to originate residential mortgage loans held for sale	$821,073
Standby letters of credit	$115,797

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on for the years ended December 31, 2020 and 2019. At December 31, 2020, approximately $105.5 million of standby letters of credit expire within one year, and $10.3 million expire thereafter. During the years ended December 31, 2020 and 2019, the Bank recorded approximately $1.6 million and $1.5 million, respectively in fees associated with standby letters of credit.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of December 31, 2020, the Company had a residential mortgage loan repurchase reserve liability of $1.0 million. For loans sold to GNMA, the Bank has a unilateral right but not the obligation to repurchase loans that are past due 90 days or more. As of December 31, 2020, the Bank has no recorded liability for the loans subject to this repurchase right.

Commitments — In September 2020, the Company and its wholly-owned subsidiary Umpqua Investments, entered into an agreement to sell substantially all of the assets of Umpqua Investments to Steward Partners. Umpqua Investments is included within the Company's Wealth Management segment. The acquisition is expected to close in the first half of 2021, subject to customary closing conditions.

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

Contingencies—In 2020, the Company launched "Next Gen 2.0," an initiative designed to continue to modernize the Bank, advance technology initiatives, and improve operating leverage. As part of this initiative, management continues to evaluate all aspects of the Company's operations. The Company announced the planned consolidation of 12 store locations to be completed by the end of the second quarter 2021. Costs associated with these consolidations will be included in exit and disposal costs within other expenses in non-interest expense. The Next Gen 2.0 strategy involves evaluation of these consolidations and possible future consolidations.

Concentrations of Credit Risk—The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 71% and 76% of the Bank's loan and lease portfolio for December 31, 2020 and 2019, respectively.  The decrease in the real estate concentration is related to PPP loans which are not real estate secured and will likely be short-term in duration. Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general or caused by the COVID-19 pandemic, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in 2020, 2019, and 2018.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2020, the Bank had commitments to originate mortgage loans held for sale totaling $821.1 million and forward sales commitments of $1.0 billion, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of December 31, 2020, the Bank had 886 interest rate swaps with an aggregate notional amount of $6.2 billion related to this program. As of December 31, 2019, the Bank had 846 interest rate swaps with an aggregate notional amount of $5.7 billion related to this program.

As of December 31, 2020 and 2019, the termination value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $370,000 and $7.0 million, respectively.  The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $92.6 million and $86.2 million as of December 31, 2020 and 2019, respectively.

The Bank's interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to derivative asset and liability. As of December 31, 2020 and 2019, the variation margin adjustments were negative adjustments of $330.5 million and $144.8 million, respectively.

The Bank incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. As of December 31, 2020 and 2019, the net CVA reduced the settlement values of the Bank's net derivative assets by $18.5 million and $9.1 million, respectively. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The Bank's derivative assets are included in other assets, while the derivative liabilities are included in other liabilities on the consolidated balance sheet. The following table summarizes the types of derivatives, separately by assets and liabilities and the fair values of such derivatives as of December 31, 2020 and 2019:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest rate lock commitments	$28,144	$7,056	$—	$—
Interest rate forward sales commitments	7	105	7,257	1,351
Interest rate swaps	313,090	142,787	370	7,001
Foreign currency derivatives	1,269	626	1,155	456
Total derivative assets and liabilities	$342,510	$150,574	$8,782	$8,808

The following table summarizes the types of derivatives and the gains (losses) recorded during the years ended December 31, 2020, 2019, and 2018:

(in thousands)
Derivatives not designated as hedging instrument	2020	2019	2018
Interest rate lock commitments	$21,088	$298	$2,006
Interest rate forward sales commitments	(61,403)	(12,096)	9,144
Interest rate swaps	(9,409)	(6,038)	(1,362)
Foreign currency derivatives	2,424	2,078	1,672
Total derivative (losses) gains	$(47,300)	$(15,758)	$11,460

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income.

Note 20 – Stock Compensation and Share Repurchase Plan
Stock-Based Compensation
The compensation cost related to restricted stock, stock options and restricted stock units in Company stock granted to employees and included in salaries and employee benefits was $8.1 million, $7.0 million and $6.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. The total income tax benefit recognized related to stock-based compensation was $2.1 million, $1.8 million and $1.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020, there was $10.9 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.79 years, assuming expected performance conditions are met for certain awards.

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares generally vest over three years, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the years ended December 31, 2020, 2019, and 2018:

	2020		2019		2018
(shares in thousands)	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	1,183	$18.94	979	$19.10	1,248	$16.61
Granted	766	$15.09	628	$17.74	521	$21.76
Vested/released	(491)	$18.49	(388)	$17.34	(554)	$16.81
Forfeited/expired	(116)	$17.91	(36)	$19.58	(236)	$17.19
Balance, end of period	1,342	$17.02	1,183	$18.94	979	$19.10

The total fair value of restricted shares vested and released was $9.1 million, $6.7 million, and $11.9 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

For the years ended December 31, 2020, 2019 and 2018, the Company received income tax benefits of $2.1 million, $1.8 million, and $3.4 million, respectively, related to the vesting of restricted shares. The tax deficiency or benefit is recorded as income tax expense or benefit in the period the shares are vested.

Share Repurchase Plan- The Company's share repurchase plan authorizes the repurchase of up to 15 million shares of common stock. The repurchase program has been extended multiple times by the board with the current expiration date of July 31, 2021. As of December 31, 2020, a total of 9.5 million shares remain available for repurchase. The Company repurchased 331,000, 300,000, and 327,000 shares under the repurchase plan in the years ended December 31, 2020, 2019, and 2018, respectively. The timing and amount of future repurchases will depend upon the market price for the Company's common stock, securities laws and regulations restricting repurchases, asset growth, earnings, and capital plan.

The Company also has restricted stock plans which provide for the payment of withholding taxes or the option exercise price by tendering previously owned or recently vested shares. Restricted shares cancelled to pay withholding taxes totaled 163,000, 115,000, and 187,000 shares during the years ended December 31, 2020, 2019 and 2018, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital and Tier 1 common to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2020, that the Company meets all capital adequacy requirements to which it is subject.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of Basel III at December 31, 2020 and 2019:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital
(to Risk Weighted Assets)
Consolidated	$3,347,926	15.63%	$1,713,891	8.00%	$2,142,364	10.00%
Umpqua Bank	$3,134,116	14.63%	$1,713,809	8.00%	$2,142,262	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$2,636,194	12.31%	$1,285,418	6.00%	$1,713,891	8.00%
Umpqua Bank	$2,873,383	13.41%	$1,285,357	6.00%	$1,713,809	8.00%
Tier 1 Common
(to Risk Weighted Assets)
Consolidated	$2,636,194	12.31%	$964,064	4.50%	$1,392,536	6.50%
Umpqua Bank	$2,873,383	13.41%	$964,018	4.50%	$1,392,470	6.50%
Tier 1 Capital
(to Average Assets)
Consolidated	$2,636,194	8.98%	$1,174,129	4.00%	$1,467,661	5.00%
Umpqua Bank	$2,873,383	9.79%	$1,174,065	4.00%	$1,467,581	5.00%
December 31, 2019
Total Capital
(to Risk Weighted Assets)
Consolidated	$3,104,444	13.96%	$1,779,265	8.00%	$2,224,081	10.00%
Umpqua Bank	$2,945,830	13.26%	$1,777,265	8.00%	$2,221,581	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$2,490,709	11.20%	$1,334,449	6.00%	$1,779,265	8.00%
Umpqua Bank	$2,783,095	12.53%	$1,332,949	6.00%	$1,777,265	8.00%
Tier 1 Common
(to Risk Weighted Assets)
Consolidated	$2,490,709	11.20%	$1,000,837	4.50%	$1,445,653	6.50%
Umpqua Bank	$2,783,095	12.53%	$999,712	4.50%	$1,444,028	6.50%
Tier 1 Capital
(to Average Assets)
Consolidated	$2,490,709	9.16%	$1,087,509	4.00%	$1,359,387	5.00%
Umpqua Bank	$2,783,095	10.24%	$1,086,999	4.00%	$1,358,749	5.00%

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

Note 22 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of December 31, 2020 and 2019, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets:

		December 31, 2020		December 31, 2019
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$2,573,181	$2,573,181	$1,362,756	$1,362,756
Equity and other investment securities	1,2	83,077	83,077	80,165	80,165
Investment securities available for sale	2	2,932,558	2,932,558	2,814,682	2,814,682
Investment securities held to maturity	3	3,034	3,883	3,260	4,263
Loans held for sale, at fair value	2	766,225	766,225	513,431	513,431
Loans and leases, net	3	21,450,966	21,904,189	21,038,055	21,274,319
Restricted equity securities	1	41,666	41,666	46,463	46,463
Residential mortgage servicing rights	3	92,907	92,907	115,010	115,010
Bank owned life insurance	1	323,470	323,470	320,611	320,611
Derivatives	2,3	342,510	342,510	150,574	150,574
Financial liabilities:
Deposits	1,2	$24,622,201	$24,641,876	$22,481,504	$22,503,916
Securities sold under agreements to repurchase	2	375,384	375,384	311,308	311,308
Borrowings	2	771,482	774,586	906,635	906,160
Junior subordinated debentures, at fair value	3	255,217	255,217	274,812	274,812
Junior subordinated debentures, at amortized cost	3	88,268	67,425	88,496	70,909
Derivatives	2	8,782	8,782	8,808	8,808

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

(in thousands)	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$70,203	$52,866	$17,337	$—
Equity securities held in rabbi trusts	12,814	12,814	—	—
Other investments securities (1)	60	—	60	—
Investment securities available for sale
U.S. Treasury and agencies	762,202	—	762,202	—
Obligations of states and political subdivisions	279,511	—	279,511	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,890,845	—	1,890,845	—
Loans held for sale, at fair value	688,079	—	688,079	—
Residential mortgage servicing rights, at fair value	92,907	—	—	92,907
Derivatives
Interest rate lock commitments	28,144	—	—	28,144
Interest rate forward sales commitments	7	—	7	—
Interest rate swaps	313,090	—	313,090	—
Foreign currency derivatives	1,269	—	1,269	—
Total assets measured at fair value	$4,139,131	$65,680	$3,952,400	$121,051
Financial liabilities:
Junior subordinated debentures, at fair value	$255,217	$—	$—	$255,217
Derivatives
Interest rate forward sales commitments	7,257	—	7,257	—
Interest rate swaps	370	—	370	—
Foreign currency derivatives	1,155	—	1,155	—
Total liabilities measured at fair value	$263,999	$—	$8,782	$255,217
(1) Other investment securities includes securities held by Umpqua Investments as trading debt securities.

(in thousands)	December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$67,133	$52,096	$15,037	$—
Equity securities held in rabbi trusts	12,147	12,147	—	—
Other investments securities (1)	885	—	885	—
Investment securities available for sale
U.S. Treasury and agencies	643,604	—	643,604	—
Obligations of states and political subdivisions	261,094	—	261,094	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,909,984	—	1,909,984	—
Loans held for sale, at fair value	513,431	—	513,431	—
Residential mortgage servicing rights, at fair value	115,010	—	—	115,010
Derivatives
Interest rate lock commitments	7,056	—	—	7,056
Interest rate forward sales commitments	105	—	105	—
Interest rate swaps	142,787	—	142,787	—
Foreign currency derivatives	626	—	626	—
Total assets measured at fair value	$3,673,862	$64,243	$3,487,553	$122,066
Financial liabilities:
Junior subordinated debentures, at fair value	$274,812	$—	$—	$274,812
Derivatives
Interest rate forward sales commitments	1,351	—	1,351	—
Interest rate swaps	7,001	—	7,001	—
Foreign currency derivatives	456	—	456	—
Total liabilities measured at fair value	$283,620	$—	$8,808	$274,812
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

Loans Held for Sale— Fair value for residential mortgage loans originated as held for sale is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights. For loans not originated as held for sale, these loans are accounted for at lower of cost or market, with the fair value estimated based on the expected sales price. As of December 31, 2020, there were $78.1 million in auto loans transferred to held for sale at the lower of cost or market.

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2020, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2020:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Residential mortgage servicing rights	$92,907	Discounted cash flow
			Constant prepayment rate	8.28 - 79.94%	18.48%
			Discount rate	9.50 - 12.50%	9.72%
Interest rate lock commitments	$28,144	Internal pricing model
			Pull-through rate	35.30 - 100.00%	83.35%
Junior subordinated debentures	$255,217	Discounted cash flow
			Credit spread	4.31 - 5.45%	4.75%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, which is an inactive market. Future contractions in the instrument-specific credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of December 31, 2020, or the passage of time, will result in an increase in the estimated fair value. Generally, an increase in the credit spread will result in a decrease in the estimated fair value. Conversely, a decrease in the credit spread will result in an increase in the estimated fair value.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2020 and 2019.

	2020			2019
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning Balance	$115,010	$7,056	$274,812	$169,025	$6,757	$300,870
Change included in earnings	(73,103)	15,370	11,962	(44,783)	5,652	18,183
Change in fair values included in comprehensive income/loss	—	—	(18,842)	—	—	(25,855)
Purchases and issuances	51,000	176,267	—	25,169	29,291	—
Sales and settlements	—	(170,549)	(12,715)	(34,401)	(34,644)	(18,386)
Ending Balance	$92,907	$28,144	$255,217	$115,010	$7,056	$274,812
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$(53,423)	$28,144	$11,962	$(19,375)	$7,056	$18,183
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$(18,842)	$—	$—	$(25,855)

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

The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, the unrealized gains on fair value of junior subordinated debentures for the year ended December 31, 2020 of $18.8 million are recorded net of tax as other comprehensive income of $14.0 million. Comparatively, unrealized gains of $25.9 million were recorded net of tax as other comprehensive income of $19.2 million for the year ended December 31, 2019. The gain recorded for the year ended December 31, 2020 was due primarily to the implied forward curve shifting lower and an increase in the credit spread, offset by the spot curve shifting lower.

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

	2020
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$8,231	$—	$—	$8,231
Goodwill (Wholesale Bank and Retail Bank)	—	—	—	—
Other real estate owned	1,485	—	—	1,485
Total assets measured at fair value on a nonrecurring basis	$9,716	$—	$—	$9,716

	2019
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$18,134	$—	$—	$18,134
Other real estate owned	2,079	—	—	2,079
Total assets measured at fair value on a nonrecurring basis	$20,213	$—	$—	$20,213

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2020, 2019, and 2018:

(in thousands)	2020	2019	2018
Loans and leases	$74,297	$67,956	$59,727
Goodwill impairment (Wholesale Bank and Retail Bank)	1,784,936	—	—
Other real estate owned	499	3,013	1,277
Total losses from nonrecurring measurements	$1,859,732	$70,969	$61,004

Goodwill was evaluated for impairment as of March 31, 2020, for the Retail Bank and Wholesale Bank reporting units. Refer to Note 8 - Goodwill and Other Intangible Assets, for discussion of the Company's goodwill impairment analysis.

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

The other real estate owned amount above represents impaired real estate that has been adjusted to fair value.  Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within other non-interest expenses. The loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate.

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale accounted for under the fair value option as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$688,079	$654,555	$33,524	$513,431	$496,683	$16,748

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue, net. For the years ended December 31, 2020, 2019 and 2018, the Company recorded a net increase in fair value of $16.8 million, a net increase of $10.6 million, and a net decrease of $2.6 million, respectively, representing the change in fair value reflected in earnings.

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

Note 23 – (Loss) Earnings Per Common Share

The following is a computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2020, 2019 and 2018:

(in thousands, except per share data)	2020	2019	2018
Net (loss) income	$(1,523,420)	$354,095	$316,263

Weighted average number of common shares outstanding - basic	220,218	220,339	220,280
Effect of potentially dilutive common shares (1)	—	311	457
Weighted average number of common shares outstanding - diluted	220,218	220,650	220,737
(Loss) earnings per common share:
Basic	$(6.92)	$1.61	$1.44
Diluted	$(6.92)	$1.60	$1.43

(1) Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.

As of December 31, 2020 and 2019, respectively, there were 1.2 million and 244,000 weighted average outstanding restricted shares that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

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

Funds transfer pricing is used in the determination of net interest income reported by assigning a cost for funds used or credit for funds provided to all assets and liabilities within each business segment. In general, assets and liabilities are match-funded based on their maturity or repricing characteristics, adjusted for estimated prepayments if applicable. The value of funds provided or cost of funds used by the business segments is priced at rates that approximate wholesale market rates of the Company for funds with similar duration and re-pricing characteristics. Market rates are generally based on LIBOR or interest rate swap rates, plus consideration of the Company's incremental credit spread/cost of borrowing. As a result, the business segments are generally insulated from changes in interest rates. This method of funds transfer pricing also serves to transfer interest rate risk to Treasury, which is contained within the Corporate & Other segment. However, the business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions that are within overall Corporate guidelines. The Corporate & Other segment reflects the recording of the deferred fees and costs on loans originated during the period, as the loan fees and costs are reflected within net interest income and non-interest expense, respectively, upon loan origination for the rest of the segments.

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

The provision for credit losses is based on the methodology consistent with the Bank's process to estimate the consolidated allowance.  The provision for credit losses incorporates the actual net charge-offs recognized related to loans contained within each business segment.  The residual provision for credit losses to arrive at the consolidated provision for credit losses is included in Corporate and Other.

The provision for income taxes is typically allocated to business segments using a 25% effective tax rate. The residual income tax expense or benefit arising from tax planning strategies or other tax attributes to arrive at the consolidated effective tax rate is retained in Corporate and Other.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the years ended December 31, 2020, 2019, and 2018:

	2020
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other (2)	Consolidated
Net interest income (expense)	$539,454	$23,514	$265,703	$68,994	$(15,146)	$882,519
Provision (recapture) for credit losses	196,363	2,144	6,667	(428)	115	204,861
Non-interest income	49,018	17,305	59,488	271,580	14,618	412,009
Goodwill impairment	1,033,744	—	751,192	—	—	1,784,936
Non-interest expense (excluding goodwill impairment)	249,546	33,748	238,169	180,857	58,831	761,151
(Loss) income before income taxes	(891,181)	4,927	(670,837)	160,145	(59,474)	(1,456,420)
Provision (benefit) for income taxes(1)	40,997	1,232	30,861	40,036	(46,126)	67,000
Net (loss) income	$(932,178)	$3,695	$(701,698)	$120,109	$(13,348)	$(1,523,420)

Notable fair value adjustments included in non-interest income:
Residential mortgage servicing rights	$—	$—	$—	$(73,103)	$—	$(73,103)
Interest rate swaps	$(9,409)	$—	$—	$—	$—	$(9,409)

Total assets	$16,652,657	$833,203	$1,546,243	$4,119,896	$6,083,176	$29,235,175
Total loans and leases	$16,340,002	$813,463	$1,388,752	$3,286,092	$(48,942)	$21,779,367
Total deposits	$5,375,568	$1,296,075	$15,644,208	$431,568	$1,874,782	$24,622,201

(1) The Wholesale Bank and Retail Bank do not have the standard tax rate of 25% allocated in 2020 due to the impact of the goodwill impairment on these reporting units.
(2) The Corporate and Other segment reflects the recording of the deferral of the fees and costs on loans originated during the period, and such fees and costs are reflected within net interest income and non-interest expense, respectively, upon loan origination for the Wholesale Bank, Retail Bank, home Lending, and Wealth Management segments.

	2019
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$447,449	$23,240	$332,725	$46,603	$70,617	$920,634
Provision for credit losses	65,550	804	3,719	2,033	409	72,515
Non-interest income	65,975	18,658	62,856	102,239	90,096	339,824
Non-interest expense	233,516	36,976	255,632	135,168	57,748	719,040
Income before income taxes	214,358	4,118	136,230	11,641	102,556	468,903
Provision for income taxes	53,589	1,030	34,058	2,910	23,221	114,808
Net income	$160,769	$3,088	$102,172	$8,731	$79,335	$354,095

Notable fair value adjustments included in non-interest income:
Residential mortgage servicing rights	$—	$—	$—	$(44,783)	$—	$(44,783)
Interest rate swaps	$(6,038)	$—	$—	$—	$—	$(6,038)

Total assets	$15,404,164	$710,873	$1,753,682	$4,423,869	$6,554,221	$28,846,809
Total loans and leases	$15,119,857	$693,569	$1,671,472	$3,768,584	$(57,798)	$21,195,684
Total deposits	$4,462,630	$1,221,869	$13,548,089	$279,226	$2,969,690	$22,481,504

	2018
(in thousands)	Wholesale Bank	Wealth Management	Retail Bank	Home Lending	Corporate & Other	Consolidated
Net interest income	$453,291	$24,346	$337,402	$39,897	$83,703	$938,639
Provision (recapture) for loan and lease losses	50,110	1,025	3,343	1,628	(201)	55,905
Non-interest income	59,129	19,434	63,429	119,538	17,887	279,417
Non-interest expense	226,758	36,162	272,454	130,384	73,707	739,465
Income before income taxes	235,552	6,593	125,034	27,423	28,084	422,686
Provision for income taxes	59,308	1,648	31,482	6,856	7,129	106,423
Net income	$176,244	$4,945	$93,552	$20,567	$20,955	$316,263

Notable fair value adjustments included in non-interest income:
Residential mortgage servicing rights	$—	$—	$—	$(13,195)	$—	$(13,195)
Interest rate swaps	$(1,362)	$—	$—	$—	$—	$(1,362)

Total assets	$14,973,789	$536,024	$1,962,005	$3,680,005	$5,787,958	$26,939,781
Total loans and leases	$14,770,562	$521,988	$1,881,568	$3,320,634	$(72,086)	$20,422,666
Total deposits	$3,776,049	$1,068,025	$13,016,974	$219,584	$3,056,854	$21,137,486

Note 25 – Related Party Transactions

In the ordinary course of business, the Bank has made loans to its directors and executive officers (and their associated and affiliated companies). All such loans have been made in accordance with regulatory requirements.
The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Loans outstanding at beginning of year	$10,540	$9,079	$8,983
New loans and advances	594	4,943	2,951
Less loan repayments	(1,741)	(3,482)	(2,854)
Reclassification (1)	—	—	(1)
Loans outstanding at end of year	$9,393	$10,540	$9,079
(1) Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

At December 31, 2020 and 2019, deposits of related parties amounted to $33.7 million and $27.2 million, respectively.

Note 26 – Parent Company Financial Statements

Summary financial information for Umpqua Holdings Corporation is as follows:

Condensed Balance Sheets
December 31, 2020 and 2019

(in thousands)	December 31, 2020	December 31, 2019
ASSETS
Non-interest bearing deposits with subsidiary bank	$136,745	$130,368
Investments in:
Bank subsidiary	2,913,649	4,590,888
Non-bank subsidiaries	30,266	29,126
Other assets	523	518
Total assets	$3,081,183	$4,750,900
LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to bank subsidiary	$98	$91
Other liabilities	33,023	73,586
Junior subordinated debentures, at fair value	255,217	274,812
Junior subordinated debentures, at amortized cost	88,268	88,496
Total liabilities	376,606	436,985
Shareholders' equity	2,704,577	4,313,915
Total liabilities and shareholders' equity	$3,081,183	$4,750,900

Condensed Statements of Operations
Years Ended December 31, 2020, 2019 and 2018

(in thousands)	2020	2019	2018
INCOME
Dividends from subsidiaries	$213,464	$219,143	$212,457
Other income (loss)	11	(18)	1,154
Total income	213,475	219,125	213,611
EXPENSES
Management fees paid to subsidiaries	1,165	1,144	1,014
Other expenses	17,894	25,311	23,725
Total expenses	19,059	26,455	24,739
Income before income tax benefit and equity in undistributed earnings of subsidiaries	194,416	192,670	188,872
Income tax benefit	(4,245)	(5,742)	(5,052)
Net income before equity in undistributed earnings of subsidiaries	198,661	198,412	193,924
Equity in undistributed (losses) earnings of subsidiaries	(1,722,081)	155,683	122,339
Net (loss) income	$(1,523,420)	$354,095	$316,263

Condensed Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018

(in thousands)	2020	2019	2018
OPERATING ACTIVITIES:
Net (loss) income	$(1,523,420)	$354,095	$316,263
Adjustment to reconcile net income to net cash provided by operating activities:
Gain on Pivotus divestiture	—	—	(5,778)
Equity in undistributed losses (earnings) of subsidiaries	1,722,081	(155,683)	(122,339)
Depreciation, amortization and accretion	(228)	(228)	(244)
Net (increase) decrease in other assets	(5)	7,960	(1,696)
Net increase (decrease) in other liabilities	1,262	79	1,581
Net cash provided by operating activities	199,690	206,223	187,787
INVESTING ACTIVITIES:
Change in advances to subsidiaries	315	69	(211)
Net cash provided by (used in) investing activities	315	69	(211)
FINANCING ACTIVITIES:
Net increase in advances from subsidiaries	5	179	163
Dividends paid on common stock	(184,978)	(185,101)	(173,914)
Repurchases and retirement of common stock	(8,655)	(7,268)	(12,962)
Repayment of junior subordinated debentures at amortized cost	—	—	(10,598)
Proceeds from stock options exercised	—	21	1,065
Net cash used in financing activities	(193,628)	(192,169)	(196,246)
Net increase (decrease) in cash and cash equivalents	6,377	14,123	(8,670)
Cash and cash equivalents, beginning of year	130,368	116,245	124,915
Cash and cash equivalents, end of year	$136,745	$130,368	$116,245

Note 27 – Quarterly Financial Information (Unaudited)

The following tables present the summary results for the four quarters ended December 31, 2020 and 2019:

	2020
(in thousands, except per share information)	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$255,479	$242,299	$246,680	$268,169	$1,012,627
Interest expense	20,572	25,725	34,177	49,634	130,108
Net interest income	234,907	216,574	212,503	218,535	882,519
Provision (recapture) for credit losses	29	(338)	87,085	118,085	204,861
Non-interest income	123,960	131,924	115,480	40,645	412,009
Non-interest expense	211,312	190,207	181,910	1,962,658	2,546,087
Income (loss) before provision for income taxes	147,526	158,629	58,988	(1,821,563)	(1,456,420)
(Benefit) provision for income taxes	(3,204)	33,758	6,062	30,384	67,000
Net income (loss)	$150,730	$124,871	$52,926	$(1,851,947)	$(1,523,420)

Basic earnings per common share	$0.68	$0.57	$0.24	$(8.41)
Diluted earnings per common share	$0.68	$0.57	$0.24	$(8.41)
Cash dividends declared per common share	$0.21	$0.21	$—	$0.21

	2019
(in thousands, except per share information)	December 31	September 30	June 30	March 31	Four Quarters
Interest income	$282,030	$285,187	$281,600	$282,259	$1,131,076
Interest expense	55,216	56,214	54,438	44,574	210,442
Net interest income	226,814	228,973	227,162	237,685	920,634
Provision for loan and lease losses	16,252	23,227	19,352	13,684	72,515
Non-interest income	83,749	88,512	121,823	45,740	339,824
Non-interest expense	183,443	183,590	180,415	171,592	719,040
Income before provision for income taxes	110,868	110,668	149,218	98,149	468,903
Provision for income taxes	27,118	26,166	37,408	24,116	114,808
Net income	$83,750	$84,502	$111,810	$74,033	$354,095

Basic earnings per common share	$0.38	$0.38	$0.51	$0.34
Diluted earnings per common share	$0.38	$0.38	$0.51	$0.34
Cash dividends declared per common share	$0.21	$0.21	$0.21	$0.21

Note 28 – Revenue from Contracts with Customers

The Company records revenue when control of the promised products or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those products or services. All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized in non-interest income.

The following table presents the Company's sources of non-interest income for the years ended December 31, 2020, 2019 and 2018. Items outside of the scope of ASC 606 are noted as such.

(in thousands)	2020	2019	2018
Non-interest income:
Service charges on deposits
Account maintenance fees	$22,497	$20,672	$17,378
Transaction-based and overdraft service charges	18,341	24,944	25,636
Debit/ATM interchange fees	17,723	18,898	19,110
Total service charges on deposits	58,561	64,514	62,124
Brokerage revenue	15,599	15,877	16,480
Residential mortgage banking revenue, net (a)	270,822	101,810	118,235
Gain (loss) on sale of debt securities, net (a)	190	(7,184)	14
Gain on equity securities, net (a)	769	83,475	(1,484)
Gain on loan and lease sales, net (a)	6,707	10,467	7,834
BOLI income (a)	8,399	8,406	8,297
Other income
Merchant fee income	3,200	5,207	4,565
Credit card and interchange income and expenses	7,267	8,946	7,392
Remaining other income (a)	40,495	48,306	55,960
Total other income	50,962	62,459	67,917
Total non-interest income	$412,009	$339,824	$279,417
(a) The revenue is not impacted by ASC 606 accounting guidance and continues to be recognized when earned in accordance with the Company's existing policies.

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

Brokerage revenue

As of December 31, 2020, 2019 and 2018, the Company had revenues of $15.6 million, $15.9 million and $16.5 million, respectively, for the performance of brokerage and advisory services for its clients through Umpqua Investments. Brokerage fees consist of fees earned from advisory asset management, trade execution and administrative fees from investments. Advisory asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and asset flows. Advisory asset management fees are recognized quarterly and are based on the portfolio values at the end of each quarter. Brokerage accounts are charged commissions at the time of a transaction and the commission schedule is based upon the type of security and quantity. In addition, revenues are earned from selling insurance and annuity policies. The amount of revenue earned is determined by the value and type of each instrument sold and is recognized at the time the policy or contract is written.

Merchant fee income

Merchant fee income represents fees earned by the Bank for card payment services provided to its merchant customers. The Bank outsources these services to a third party to provide card payment services to these merchants. Income is earned upon a revenue share agreement with the third party based on the dollar volume and number of transactions processed on a monthly basis.

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

Note 29 – Subsequent Events

On February 1, 2021, the Company declared a quarterly cash dividend in the amount of $0.21 per common share based on fourth quarter 2020 performance. The dividend is payable on February 26, 2021, to shareholders of record as of February 16, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
On a quarterly basis, the Company carries out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2020, our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.
Although management changes and improves our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2020 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on our assessment and those criteria, management believes that, as of December 31, 2020, the Company maintained effective internal control over financial reporting.
The Company's independent registered public accounting firm has audited the Company's consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2020 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2020.
February 25, 2021

ITEM 9B. OTHER INFORMATION.
Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference to Umpqua's Proxy Statement for the 2021 annual meeting of shareholders under the captions "Item 1. Election of Directors," "Information About Executive Officers," "Corporate Governance Overview" and "Delinquent Section 16(a) Reports."

ITEM 11. EXECUTIVE COMPENSATION
The response to this item is incorporated by reference to the Proxy Statement, under the captions "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Compensation Tables."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The "Security Ownership of Management and Others" section of the Proxy Statement are incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Umpqua and its subsidiaries and predecessors by merger that were in effect at December 31, 2020.

	Equity Compensation Plan Information
	(A)	(B)	(C)
(shares in thousands) Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2013 Incentive Plan (1)	605	$—	3,933
Equity compensation plans not approved by security holders	—	—	—
Total	605	$—	3,933

(1)Shareholders approved the Company's 2013 Incentive Plan on April 16, 2013, and approved an amendment to the 2013 plan to increase the number of authorized shares at the 2016 annual meeting of shareholders. The 2013 Plan authorizes the issuance of equity awards to directors and employees and reserves 12.0 million shares of the Company's common stock for issuance under the plan (up to 6 million shares for "full value awards" as described below). With the adoption of the 2013 Plan, no additional awards are being issued from prior plans. Under the terms of the 2013 Plan, restricted stock awards generally vest ratably over a three year period and performance share awards generally cliff vest at the end of a three-year performance period. The 2013 Plan weights "full value awards" (restricted stock and performance share awards) as two shares issued from the total authorized under the 2013 Plan; we have issued only full value awards under the 2013 Plan. For purposes of column (B) above, performance share awards are excluded from the calculation. For purposes of column (C) above, the total number of shares available for future issuance under the 2013 Plan for full value awards was 2.0 million at December 31, 2020. At December 31, 2020, 605,000 performance share awards were outstanding and subject to satisfaction of performance based on the Company's total shareholder return or return on average tangible shareholders equity relative to a peer group. At December 31, 2020, 736,000 full value shares issued as restricted stock were outstanding, but subject to forfeiture in the event that time based conditions are not met.

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

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit #	Description	Location

3.1	Restated Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 23, 2018

3.2	Bylaws, as amended	Incorporated by reference to Exhibit 99.2 to Form 8-K filed March 24, 2020

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

4.3	Description of Registrant's Securities	Incorporated by reference to Exhibit 4.3 to Form 10-K filed February 28, 2020

10.1**	Employment Agreement dated effective March 24, 2010 between the Company and Cort O'Haver	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 4, 2010

10.1.a**	First Amendment to Employment Agreement with Cort O'Haver dated effective December 1, 2014	Incorporated by reference to Exhibit 10.9 to Form 10-K filed February 23, 2015.

10.1.b**	Second Amendment to Employment Agreement with Cort O'Haver dated effective January 1, 2017	Incorporated by reference to Exhibit 10.7.B to Form 10-K filed February 23, 2017

10.2**	Employment Agreement with Ron Farnsworth	Incorporated by reference to Exhibit 99.1 to Form 8-K filed March 7, 2008

10.2.a**	First Amendment to Employment Agreement with Ron Farnsworth	Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 14, 2013

10.2.b**	Second Amendment to Employment Agreement with Ron Farnsworth dated effective January 1, 2019	Incorporated by reference to Exhibit 10.3.b to Form 10-K filed February 21, 2019

10.3**	Employment Agreement dated effective November 23, 2015 between Umpqua Bank and Tory Nixon	Incorporated by reference to Exhibit 10.8 to Form 10-K filed February 23, 2017

10.3.a**	First Amendment to Employment Agreement with Tory Nixon dated effective December 31, 2017	Incorporated by reference to Exhibit 10.7.a to Form 10-K filed February 23, 2018

10.3.b**	Second Amendment to Employment Agreement with Tory Nixon dated effective January 1, 2019	Incorporated by reference to Exhibit 10.4.b to Form 10-K filed February 21, 2019

10.3.c**	Third Amendment to Employment Agreement with Tory Nixon dated effective September 28, 2020 (executed October 20, 2020)	Filed herewith

10.4**	Employment Agreement (and first and second amendments thereto) dated effective July 1, 2015 between the Company and David Shotwell	Incorporated by reference to Exhibit 99.1 to Form 8-K filed July 1, 2015

10.4.a**	Third Amendment to Employment Agreement with David Shotwell	Incorporated by reference to Exhibit 10.5.a to Form 10-K filed February 21, 2019

10.5**	Umpqua Holdings Corporation 2013 Incentive Plan, effective December 14, 2012, as amended	Incorporated by reference to Exhibit 10.10 to Form 10-K filed February 23, 2017

10.6**	Form of Restricted Stock Award and Performance Share Award Agreement under 2013 Incentive Plan	Filed herewith

10.6.a**	Form of Notice of Restricted Stock Award	Filed herewith

10.7**	Form of Notice of Performance Share Award Agreement under 2013 Incentive Plan (TSR performance)	Filed herewith

Exhibit #	Description	Location

10.8**	Form of Notice of Performance Share Award under 2013 Incentive Plan (ROATCE performance)	Filed herewith

10.9**	Employment Agreement between the Company and Andrew Ognall dated as of May 1, 2014	Incorporated by reference to Exhibit 10.16 to Form 10-K filed February 25, 2016

10.9.a**	First Amendment to Employment Agreement with Andrew Ognall dated effective January 1, 2019	Incorporated by reference to Exhibit 10.11.a to Form 10-K filed February 21, 2019

10.10**	Employment Agreement between the Company and Neal McLaughlin dated as of March 1, 2005	Incorporated by reference to Exhibit 10.12 to Form 10-K filed February 23, 2017

10.10.a**	First Amendment to Employment Agreement with Neal McLaughlin	Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 14, 2013

10.10.b**	Second Amendment to Employment Agreement with Neal McLaughlin dated effective January 1, 2019	Incorporated by reference to Exhibit 10.12.b to Form 10-K filed February 21, 2019

10.11**	Employment Agreement between the Company and Rilla Delorier dated as of April 10, 2017	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 4, 2017

10.12**	Employment Agreement between the Company and Frank Namdar dated as of May 8, 2017	Incorporated by reference to Exhibit 10.14 to Form 10-K filed February 21, 2019

10.13**	Form of Amendment to Employment Agreements with Ron Farnsworth, Neal McLaughlin, Andrew Ognall and David Shotwell	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 6, 2019

10.14**	Employment Agreement between the Company and Lisa White dated effective September 28, 2020	Filed herewith

10.15**	Form of Director Restricted Stock Award	Incorporated by reference to Exhibit 10.15 to Form 10-K filed February 28, 2020

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

Exhibit #	Description	Location

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
**Indicates compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2021.

UMPQUA HOLDINGS CORPORATION (Registrant)

/s/ Cort L. O'Haver		February 25, 2021
Cort L. O'Haver, President and Chief Executive Officer

Signature	Title	Date

/s/ Cort L. O'Haver	President, Chief Executive Officer and Director	February 25, 2021
Cort L. O'Haver	(Principal Executive Officer)

/s/ Ronald L. Farnsworth	Executive Vice President, Chief Financial Officer	February 25, 2021
Ronald L. Farnsworth	(Principal Financial Officer)

/s/ Lisa M. White	Senior Vice President, Corporate Controller	February 25, 2021
Lisa M. White	(Principal Accounting Officer)

/s/ Peggy Y. Fowler	Chair	February 25, 2021
Peggy Y. Fowler

/s/ Stephen M. Gambee	Director	February 25, 2021
Stephen M. Gambee

/s/ James S. Greene	Director	February 25, 2021
James S. Greene

/s/ Luis F. Machuca	Director	February 25, 2021
Luis F. Machuca

/s/ Maria M. Pope	Director	February 25, 2021
Maria M. Pope

/s/ John F. Schultz	Director	February 25, 2021
John F. Schultz

/s/ Susan F. Stevens	Director	February 25, 2021
Susan F. Stevens

/s/ Hilliard C. Terry, III	Director	February 25, 2021
Hilliard C. Terry, III

/s/ Bryan L. Timm	Vice Chair	February 25, 2021
Bryan L. Timm

/s/ Anddria Varnado	Director	February 25, 2021
Anddria Varnado