Form 10-Q
period 2021-03-31
UMPQUA HOLDINGS CORP
filed 2021-05-06
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	March 31, 2021
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:
Common stock, no par value: 220,623,153 shares outstanding as of April 30, 2021

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

GLOSSARY OF DEFINED TERMS
ACL	Allowance for credit losses
ASU	Accounting Standards Update
ATM	Automated teller machine
Bank	Umpqua Bank
Basel III	Basel capital framework (third accord)
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CECL	Current Expected Credit Losses
Company	Umpqua Holdings Corporation and its subsidiaries
CVA	Credit valuation adjustments
DCF	Discounted cash flow
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FinPac	Financial Pacific Leasing, Inc.
FRB	Federal Reserve Bank
GAAP	Generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HELOC	Home equity line of credit
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
MSR	Mortgage servicing rights
NOL	Net operating loss
PD	Probability of default
PPP	Paycheck Protection Program
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TDR	Troubled debt restructured
USDA	United States Department of Agriculture

PART I.       FINANCIAL INFORMATION
Item 1.         Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks (restricted cash of $103,941 and $92,955)	$379,361	$370,219
Interest bearing cash and temporary investments (restricted cash of $0 and $2,574)	2,861,820	2,202,962
Total cash and cash equivalents	3,241,181	2,573,181
Investment securities
Equity and other, at fair value	82,771	83,077
Available for sale, at fair value	3,167,825	2,932,558
Held to maturity, at amortized cost	2,954	3,034
Loans held for sale (at fair value: $376,481 and $688,079)	376,481	766,225
Loans and leases (at fair value: $258,203 and $0)	22,160,860	21,779,367
Allowance for credit losses on loans and leases	(311,283)	(328,401)
Net loans and leases	21,849,577	21,450,966
Restricted equity securities	22,057	41,666
Premises and equipment, net	176,571	178,050
Operating lease right-of-use assets	100,643	104,937
Goodwill	2,715	2,715
Other intangible assets, net	12,230	13,360
Residential mortgage servicing rights, at fair value	100,413	92,907
Bank owned life insurance	322,867	323,470
Deferred tax asset, net	10,905	—
Other assets	567,490	669,029
Total assets	$30,036,680	$29,235,175
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$10,500,482	$9,632,773
Interest bearing	15,386,351	14,989,428
Total deposits	25,886,833	24,622,201
Securities sold under agreements to repurchase	420,402	375,384
Borrowings	281,444	771,482
Junior subordinated debentures, at fair value	281,580	255,217
Junior subordinated debentures, at amortized cost	88,212	88,268
Operating lease liabilities	109,014	113,593
Deferred tax liability, net	—	5,441
Other liabilities	287,326	299,012
Total liabilities	27,354,811	26,530,598
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2021 and 2020; issued and outstanding: 220,491,203 in 2021 and 220,226,335 in 2020	3,515,248	3,514,599
Accumulated deficit	(871,511)	(932,767)
Accumulated other comprehensive income	38,132	122,745
Total shareholders' equity	2,681,869	2,704,577
Total liabilities and shareholders' equity	$30,036,680	$29,235,175

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2021	March 31, 2020
INTEREST INCOME
Interest and fees on loans and leases	$221,141	$245,993
Interest and dividends on investment securities:
Taxable	13,112	16,605
Exempt from federal income tax	1,534	1,562
Dividends	598	678
Interest on temporary investments and interest bearing deposits	624	3,331
Total interest income	237,009	268,169
INTEREST EXPENSE
Interest on deposits	10,678	40,290
Interest on securities sold under agreement to repurchase and federal funds purchased	76	395
Interest on borrowings	1,772	4,046
Interest on junior subordinated debentures	3,052	4,903
Total interest expense	15,578	49,634
Net interest income	221,431	218,535
PROVISION FOR CREDIT LOSSES	—	118,085
Net interest income after provision for credit losses	221,431	100,450
NON-INTEREST INCOME
Service charges on deposits	9,647	11,473
Card-based fees	7,374	7,417
Brokerage revenue	3,915	4,015
Residential mortgage banking revenue, net	65,033	17,540
Gain (loss) on sale of debt securities, net	4	(133)
(Loss) gain on equity securities, net	(706)	814
Gain on loan and lease sales, net	1,373	1,167
Bank owned life insurance income	2,071	2,129
Other income (expense)	20,089	(3,777)
Total non-interest income	108,800	40,645
NON-INTEREST EXPENSE
Salaries and employee benefits	124,134	109,774
Occupancy and equipment, net	34,635	37,001
Communications	2,763	3,128
Marketing	1,372	2,530
Services	10,750	10,770
FDIC assessments	2,599	2,542
Intangible amortization	1,130	1,247
Goodwill impairment	—	1,784,936
Other expenses	10,209	10,730
Total non-interest expense	187,592	1,962,658
Income (loss) before provision for income taxes	142,639	(1,821,563)
Provision for income taxes	34,902	30,384
Net income (loss)	$107,737	$(1,851,947)
Earnings (loss) per common share:
Basic	$0.49	($8.41)
Diluted	$0.49	($8.41)
Weighted average number of common shares outstanding:
Basic	220,367	220,216
Diluted	220,891	220,216

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Net income (loss)	$107,737	$(1,851,947)
Available for sale securities:
Unrealized (losses) gains arising during the period	(87,345)	107,761
Income tax benefit (expense) related to unrealized (losses) gains	22,465	(27,717)

Reclassification adjustment for net realized (gains) losses in earnings	(4)	133
Income tax expense (benefit) related to realized losses	1	(34)
Net change in unrealized (losses) gains for available for sale securities	(64,883)	80,143

Junior subordinated debentures, at fair value:
Unrealized (losses) gains arising during the period	(26,562)	78,862
Income tax benefit (expense) related to unrealized gains	6,832	(20,283)
Net change in unrealized (losses) gains for junior subordinated debentures, at fair value	(19,730)	58,579
Other comprehensive (loss) income, net of tax	(84,613)	138,722
Comprehensive income (loss)	$23,124	$(1,713,225)

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2020	220,229,282	$3,514,000	$770,366	$29,549	$4,313,915
Net loss			(1,851,947)		(1,851,947)
Other comprehensive income, net of tax				138,722	138,722
Stock-based compensation		2,253			2,253
Stock repurchased and retired	(486,757)	(8,573)			(8,573)
Issuances of common stock under stock plans	432,595	—			—
Cash dividends on common stock ($0.21 per share)			(46,578)		(46,578)
Cumulative effect adjustment (1)			(40,181)		(40,181)
Balance at March 31, 2020	220,175,120	$3,507,680	$(1,168,340)	$168,271	$2,507,611
Net income			52,926		52,926
Other comprehensive loss, net of tax				(24,663)	(24,663)
Stock-based compensation		2,503			2,503
Stock repurchased and retired	(3,707)	(38)			(38)
Issuances of common stock under stock plans	47,694	—			—
Balance at June 30, 2020	220,219,107	$3,510,145	$(1,115,414)	$143,608	$2,538,339
Net income			124,871		124,871
Other comprehensive loss, net of tax				(8,586)	(8,586)
Stock-based compensation		2,025			2,025
Stock repurchased and retired	(1,523)	(17)			(17)
Issuances of common stock under stock plans	4,614	—			—
Cash dividends on common stock ($0.21 per share)			(46,388)		(46,388)
Balance at September 30, 2020	220,222,198	$3,512,153	$(1,036,931)	$135,022	$2,610,244
Net income			150,730		150,730
Other comprehensive loss, net of tax				(12,277)	(12,277)
Stock-based compensation		2,473			2,473
Stock repurchased and retired	(2,022)	(27)			(27)
Issuances of common stock under stock plans	6,159	—			—
Cash dividends on common stock ($0.21 per share)			(46,566)		(46,566)
Balance at December 31, 2020	220,226,335	$3,514,599	$(932,767)	$122,745	$2,704,577

Balance at January 1, 2021	220,226,335	$3,514,599	$(932,767)	$122,745	$2,704,577
Net income			107,737		107,737
Other comprehensive loss, net of tax				(84,613)	(84,613)
Stock-based compensation		2,964			2,964
Stock repurchased and retired	(143,832)	(2,315)			(2,315)
Issuances of common stock under stock plans	408,700	—			—
Cash dividends on common stock ($0.21 per share)			(46,481)		(46,481)
Balance at March 31, 2021	220,491,203	$3,515,248	$(871,511)	$38,132	$2,681,869

(1) The cumulative effect adjustment relates to the implementation of new accounting guidance for the allowance for credit losses on January 1, 2020.

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$107,737	$(1,851,947)
Adjustments to reconcile net income to net cash used in operating activities:
Goodwill impairment	—	1,784,936
Amortization of investment premiums, net	4,455	3,040
(Gain) loss on sale of investment securities, net	(4)	133
Provision for credit losses	—	118,085
Change in cash surrender value of bank owned life insurance	(2,105)	(2,163)
Depreciation, amortization and accretion	7,759	10,273
(Gain) loss on sale of premises and equipment	(149)	18
Additions to residential mortgage servicing rights carried at fair value	(14,065)	(10,023)
Change in fair value of residential mortgage servicing rights carried at fair value	6,559	30,687
Stock-based compensation	2,964	2,253
Net (increase) decrease in equity and other investments	(400)	182
Loss (gain) on equity securities, net	706	(814)
Gain on sale of loans and leases, net	(50,194)	(38,346)
Change in fair value of loans held for sale	24,118	(8,094)
Origination of loans held for sale	(1,635,532)	(1,148,184)
Proceeds from sales of loans held for sale	1,837,626	1,235,581
Change in other assets and liabilities:
Net decrease (increase) in other assets	128,221	(219,567)
Net decrease in other liabilities	(25,683)	(25,117)
Net cash provided by (used in) operating activities	392,013	(119,067)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(555,269)	(140,407)
Proceeds from investment securities available for sale	227,122	168,851
Purchases of restricted equity securities	(6)	(19,999)
Redemption of restricted equity securities	19,615	8,400
Net change in loans and leases	(267,940)	(109,523)
Proceeds from sales of loans and leases	82,529	22,038
Change in premises and equipment	(4,007)	(3,943)
Proceeds from bank owned life insurance death benefits	2,708	57
Other	135	464
Net cash used in investing activities	$(495,113)	$(74,062)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$1,264,645	$217,973
Net increase in securities sold under agreements to repurchase	45,018	34,937
Proceeds from borrowings	—	600,000
Repayment of borrowings	(490,000)	(310,000)
Dividends paid on common stock	(46,248)	(46,248)
Repurchase and retirement of common stock	(2,315)	(8,573)
Net cash provided by financing activities	771,100	488,089
Net increase in cash and cash equivalents	668,000	294,960
Cash and cash equivalents, beginning of period	2,573,181	1,362,756
Cash and cash equivalents, end of period	$3,241,181	$1,657,716

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,434	$53,213
Income taxes	$36,404	$38,732
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$(64,883)	$80,143
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$(19,730)	$58,579
Cumulative effect adjustment to retained earnings	$—	$40,181
Cash dividend declared on common stock and payable after period-end	$—	$46,237
Transfer of loans to loans held for sale	$—	$10,234
Transfer of loans held for sale to loans	$212,353	$—
Change in GNMA mortgage loans recognized due to repurchase option	$—	$992

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation conform to accounting principles generally accepted in the United States of America. All references in this report to "Umpqua," "we," "our," "us," the "Company" or similar references mean Umpqua Holdings Corporation and include our consolidated subsidiaries where the context so requires. References to "Bank" refer to our subsidiary Umpqua Bank, an Oregon state-chartered commercial bank. The Bank also has a wholly-owned subsidiary, Financial Pacific Leasing, Inc., a commercial equipment leasing company. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of the Company's accounting policies is included in the 2020 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2020 Annual Report filed on Form 10-K.

The results for interim periods are not necessarily indicative of results for the full year or any other interim period. As of March 31, 2021, the impact of COVID-19 continues to unfold and many of the Company's estimates and assumptions require increased judgment and carry a higher degree of variability and volatility, including the allowance for credit losses. The Company is unable to fully predict the impact that COVID-19 will have on its financial position and results of operations due to numerous uncertainties and will continue to assess the potential impacts on its financial position and results of operations. As events continue to evolve and additional information becomes available, estimates may change materially in future periods.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to March 31, 2021 for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. Certain reclassifications of prior period amounts have been made to conform to current classifications.

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

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this ASU are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments clarify certain optional expedients and exceptions in Topic 848. The amendments are in effect from March 12, 2020, through December 31, 2022. This ASU does not have a material impact on the Company's consolidated financial statements.

Note 2 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses and approximate fair values of debt securities at March 31, 2021 and December 31, 2020:

	March 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$708,821	$30,012	$(2,175)	$736,658
Obligations of states and political subdivisions	263,457	12,698	(1,075)	275,080
Residential mortgage-backed securities and collateralized mortgage obligations	2,151,838	39,390	(35,141)	2,156,087
Total available for sale securities	$3,124,116	$82,100	$(38,391)	$3,167,825
Held to maturity:
Residential mortgage-backed securities and collateralized mortgage obligations	$2,954	$842	$—	$3,796
Total held to maturity securities	$2,954	$842	$—	$3,796

	December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$698,243	$64,271	$(312)	$762,202
Obligations of states and political subdivisions	263,546	15,996	(31)	279,511
Residential mortgage-backed securities and collateralized mortgage obligations	1,839,711	51,583	(449)	1,890,845
Total available for sale securities	$2,801,500	$131,850	$(792)	$2,932,558
Held to maturity:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,034	$849	$—	$3,883
Total held to maturity securities	$3,034	$849	$—	$3,883

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $11.5 million and $8.9 million as of March 31, 2021 and December 31, 2020, respectively, and is included in Other Assets.

Debt securities that were in an unrealized loss position as of March 31, 2021 and December 31, 2020 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	March 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$39,094	$2,175	$—	$—	$39,094	$2,175
Obligations of states and political subdivisions	38,507	1,075	—	—	38,507	1,075
Residential mortgage-backed securities and collateralized mortgage obligations	1,023,075	35,141	—	—	1,023,075	35,141
Total temporarily impaired securities	$1,100,676	$38,391	$—	$—	$1,100,676	$38,391

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$29,493	$312	$—	$—	$29,493	$312
Obligations of states and political subdivisions	4,357	31	—	—	4,357	31
Residential mortgage-backed securities and collateralized mortgage obligations	215,165	449	—	—	215,165	449
Total temporarily impaired securities	$249,015	$792	$—	$—	$249,015	$792

These unrealized losses on the Company's debt securities were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the Company's debt securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2021 are issued or guaranteed by government sponsored enterprises. Because the decline in fair value of the Company's debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an allowance for credit losses at March 31, 2021.

The following table presents the contractual maturities of debt securities at March 31, 2021:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$7,639	$7,695	$—	$—
Due after one year through five years	76,491	79,415	3	3
Due after five years through ten years	891,005	927,102	9	9
Due after ten years	2,148,981	2,153,613	2,942	3,784
Total securities	$3,124,116	$3,167,825	$2,954	$3,796

The following table presents, as of March 31, 2021, investment securities that were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$253,107	$262,336
Other securities pledged principally to secure repurchase agreements	599,137	621,582
Total pledged securities	$852,244	$883,918

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Commercial real estate
Non-owner occupied term, net	$3,455,773	$3,505,802
Owner occupied term, net	2,358,169	2,333,945
Multifamily, net	3,421,320	3,349,196
Construction & development, net	876,297	828,478
Residential development, net	190,841	192,761
Commercial
Term, net	4,350,763	4,024,467
Lines of credit & other, net	825,162	862,760
Leases & equipment finance, net	1,420,977	1,456,630
Residential
Mortgage, net	3,958,644	3,871,906
Home equity loans & lines, net	1,097,168	1,136,064
Consumer & other, net	205,746	217,358
Total loans and leases, net of deferred fees and costs	$22,160,860	$21,779,367

As of March 31, 2021 and December 31, 2020, the net deferred costs were $18.7 million and $38.6 million, respectively. The Bank is participating in the PPP to originate SBA loans designated to help businesses maintain their workforce and cover other working capital needs during the COVID-19 pandemic. As of March 31, 2021, the Bank had approximately 18,000 PPP loans, totaling $2.0 billion in net loans, which are classified as commercial term loans in the table above. As of December 31, 2020, the Bank had approximately 15,000 PPP loans totaling $1.8 billion in net loans. Net deferred costs include deferred fees and costs for the origination of PPP loans of $44.4 million and $26.9 million, respectively, as of March 31, 2021 and December 31, 2020. The PPP net deferred fees and costs are a yield adjustment over the remaining term of these loans. The loans are fully guaranteed by the SBA and the maximum term of the loans is either two or five years; however, the majority of the loan balances are expected to be forgiven by the SBA, which will accelerate the recognition of these net deferred fees at the forgiveness date.

Total loans and leases also include discounts on acquired loans of $15.7 million and $17.9 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, loans totaling $13.5 billion were pledged to secure borrowings and available lines of credit. The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. Interest accrued on loans totaled $75.7 million and $74.8 million as of March 31, 2021 and December 31, 2020, respectively, and is included in Other Assets.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the lease and equipment finance segment within the loans and leases, net line item. These leases typically have terms of three to five years and are considered to be direct financing leases. Interest income recognized on these leases was $5.6 million for the three months ended March 31, 2021, as compared to $6.7 million for the three months ended March 31, 2020.

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases. The following table summarizes the carrying value of loans and leases sold by major loan type during the three months ended March 31, 2021 and 2020:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Commercial real estate
Non-owner occupied term, net	$5,430	$3,385
Owner occupied term, net	1,611	5,766
Commercial
Term, net	8,993	11,677
Leases & equipment finance, net	—	43
Residential
Mortgage, net	1,323	—
Consumer & other	63,799	—
Total loans and leases sold, net	$81,156	$20,871

Note 4 – Allowance for Credit Losses

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

The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate for all portfolio segments, during the three months ended March 31, 2021, were primarily related to changes in the economic assumptions. Because of the uncertain economic environment due to the COVID-19 pandemic, additional risk associated with payment deferrals, increasing interest rates and unknown fiscal support, the Bank opted to use Moody's Analytics February baseline economic forecast for estimating the ACL as of March 31, 2021.

In the baseline scenario selected, the probability that the economy will perform better than this baseline is equal to the probability that it will perform worse and included the following factors:
•U.S. real GDP growth continues to be positive over both the short and long term;
•U.S. unemployment rate average of 6.1% through 2021;
•U.S. economy experiences strong growth through 2022, and normalized growth thereafter;
•Federal Reserve to keep target range for the Fed Funds rate at 0.0% to 0.25% until the second quarter of 2023;
•Net fiscal support over President Biden’s current term expected to be approximately $2 trillion;
•Return to less than 5% unemployment by the third quarter of 2022.

The Bank uses an additional scenario that differs in terms of severity within the variables, both favorable and unfavorable, to assess sensitivity in the ACL results and to inform qualitative adjustments. The Bank selected the Moody's Analytics February S2 scenario for this analysis. In the scenario selected, there is a 75% probability that the economy will perform better, broadly speaking, and a 25% probability that it will perform worse; and the scenario includes the following factors:
•Elevated new cases, hospitalizations and deaths from COVID-19 force state and local officials in some areas of the country to keep some nonessential businesses closed or limited, but there is no return to widespread shutdowns;
•Consumers are slower to return to spending on travel, retail, and hotel;
•Slower real GDP growth through 2022 with normalized growth thereafter;
•U.S. unemployment rate average of 6.7% through 2021;
•Net fiscal support over President Biden’s current term expected to be approximately $1.6 trillion;
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

The owner-occupied commercial real-estate portfolio utilizes a top-down macroeconomic model using linear regression. This model produces portfolio level quarterly net charge-off rates for 10 years and carries forward the last quarter's projected expected loss percentage forward to remaining periods. The primary economic drivers for this model are the 7-year A vs Aa corporate bond spread and S&P 500 corporate after-tax profits.

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

The Company evaluated each qualitative factor as of March 31, 2021, and concluded that a material adjustment to the amounts indicated by the models was not necessary, as the models adequately reflected the significant changes in credit conditions and overall portfolio risk.

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

The following tables summarize activity related to the allowance for credit losses by portfolio segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$141,710	$150,864	$27,964	$7,863	$328,401
Provision for credit losses for loans and leases	12,426	(4,503)	(6,912)	(485)	526
Charge-offs	(41)	(19,614)	(70)	(1,190)	(20,915)
Recoveries	380	2,091	108	692	3,271
Net recoveries (charge-offs)	339	(17,523)	38	(498)	(17,644)
Balance, end of period	$154,475	$128,838	$21,090	$6,880	$311,283
Reserve for unfunded commitments
Balance, beginning of period	15,360	2,190	1,661	1,075	20,286
Provision (recapture) for credit losses on unfunded commitments	308	(389)	(373)	(72)	(526)
Balance, end of period	15,668	1,801	1,288	1,003	19,760
Total allowance for credit losses	$170,143	$130,639	$22,378	$7,883	$331,043

	Three Months Ended March 31, 2020
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$50,847	$73,820	$24,714	$8,248	$157,629
Impact of adoption CECL	5,077	44,009	2,099	(1,186)	49,999
Adjusted balance, beginning of period	55,924	117,829	26,813	7,062	207,628
Provision for credit losses for loans and leases	43,608	49,673	7,185	5,036	105,502
Charge-offs	—	(22,608)	(11)	(1,836)	(24,455)
Recoveries	246	1,713	264	522	2,745
Net recoveries (charge-offs)	246	(20,895)	253	(1,314)	(21,710)
Balance, end of period	$99,778	$146,607	$34,251	$10,784	$291,420
Reserve for unfunded commitments
Balance, beginning of period	$534	$2,539	$149	$1,884	$5,106
Impact of adoption CECL	4,030	(487)	1,267	(1,572)	3,238
Adjusted balance, beginning of period	4,564	2,052	1,416	312	8,344
Provision for credit losses on unfunded commitments	11,196	875	325	187	12,583
Balance, end of period	15,760	2,927	1,741	499	20,927
Total allowance for credit losses	$115,538	$149,534	$35,992	$11,283	$312,347

The following table presents the unfunded commitments for the period ended March 31, 2021 and 2020:

(in thousands)	Total
Unfunded loan and lease commitments
March 31, 2021	$5,809,620
March 31, 2020	$5,705,316

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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements is determined by the LGD calculated by the CECL model and therefore leases and equipment finance agreements on non-accrual will have an allowance for credit losses until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the three months ended March 31, 2021 and 2020.

Due to the deterioration of the U.S. economy resulting from the COVID-19 pandemic, the Company has had an increase in loan payment deferral and forbearance requests. Once a deferral or forbearance request is received, a late charge waiver is put in place and payments are suspended for an agreed-upon period. Accrued and unpaid interest during the deferral period will be collected upon the expiration of the deferral or on a regular repayment schedule at the end of the deferral period. For certain loan types, the maturity date may be extended to allow for full amortization. In accordance with various government-mandated programs, these loans are generally classified based on their past due status prior to their deferral period, so they are classified as performing loans that accrue interest. As of March 31, 2021, loans of approximately $324.0 million are currently deferred under various federal and state guidelines and are classified as current as their contractual payments have been deferred. These deferred loans do not include deferrals of delinquent repurchased GNMA loans as the credit risk of these loans are guaranteed by government programs such as Federal Housing Agency, Veterans Affairs, and USDA Rural Development. At March 31, 2021, approximately $166.3 million of GNMA repurchased loans were on deferral. At December 31, 2020, the Bank had $355.5 million in deferred loans under various federal and state guidelines, excluding GNMA repurchased loans on deferral of $177.7 million.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual (1)	Current	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$452	$1,093	$—	$1,545	$3,602	$3,450,626	$3,455,773
Owner occupied term, net	1,099	1,069	1	2,169	5,830	2,350,170	2,358,169
Multifamily, net	9,562	1,035	—	10,597	—	3,410,723	3,421,320
Construction & development, net	—	—	—	—	—	876,297	876,297
Residential development, net	—	—	—	—	—	190,841	190,841
Commercial
Term, net	—	57	—	57	4,113	4,346,593	4,350,763
Lines of credit & other, net	2,207	983	756	3,946	310	820,906	825,162
Leases & equipment finance, net	16,270	7,216	—	23,486	15,361	1,382,130	1,420,977
Residential
Mortgage, net	4,855	3,033	22,963	30,851	—	3,927,793	3,958,644
Home equity loans & lines, net	939	384	1,561	2,884	—	1,094,284	1,097,168
Consumer & other, net	618	248	331	1,197	—	204,549	205,746
Total, net of deferred fees and costs	$36,002	$15,118	$25,612	$76,732	$29,216	$22,054,912	$22,160,860
(1) Loans and leases on non-accrual with an amortized cost basis of $29.2 million had a related allowance for credit losses of $12.3 million at March 31, 2021.

	December 31, 2020
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual (1)	Current and Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$1,214	$21,309	$815	$23,338	$3,809	$3,478,655	$3,505,802
Owner occupied term, net	182	103	208	493	5,984	2,327,468	2,333,945
Multifamily, net	—	215	—	215	—	3,348,981	3,349,196
Construction & development, net	3,991	—	—	3,991	—	824,487	828,478
Residential development, net	—	—	—	—	—	192,761	192,761
Commercial
Term, net	562	—	4	566	2,205	4,021,696	4,024,467
Lines of credit & other, net	1,491	2,667	7	4,165	336	858,259	862,760
Leases & equipment finance, net	14,242	18,220	4,796	37,258	18,742	1,400,630	1,456,630
Residential
Mortgage, net	1,587	3,912	27,713	33,212	—	3,838,694	3,871,906
Home equity loans & lines, net	844	544	2,463	3,851	—	1,132,213	1,136,064
Consumer & other, net	678	286	355	1,319	—	216,039	217,358
Total, net of deferred fees and costs	$24,791	$47,256	$36,361	$108,408	$31,076	$21,639,883	$21,779,367
(1) Loans and leases on non-accrual with an amortized cost basis of $31.1 million had a related allowance for credit losses of $16.7 million at December 31, 2020.

Collateral Dependent Loans and Leases

Loans are classified as collateral dependent when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes the amortized cost basis of the collateral dependent loans and leases by the type of collateral securing the assets as of March 31, 2021. There have been no significant changes in the level of collateralization from the prior periods.

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$3,280	$—	$—	$3,280
Owner occupied term, net	—	5,327	—	—	5,327
Commercial
Term, net	961	572	340	2,299	4,172
Line of credit & other, net	—	—	100	154	254
Leases & equipment finance, net	—	—	15,361	—	15,361
Residential
Mortgage, net	25,496	—	—	—	25,496
Home equity loans & lines, net	2,396	—	—	—	2,396
Total net of deferred fees and costs	$28,853	$9,179	$15,801	$2,453	$56,286

Troubled Debt Restructurings

At March 31, 2021 and December 31, 2020, troubled debt restructured loans of $9.9 million and $15.0 million, respectively, were classified as accruing TDR loans. The TDRs were granted in response to borrower financial difficulties, and generally provide for a temporary modification of loan repayment terms. In order for a new TDR loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

The following tables present TDR loans by accrual versus non-accrual status and by portfolio segment as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$1,274	$88	$1,362	7
Residential, net	8,620	—	8,620	50
Consumer & other, net	27	—	27	4
Total, net of deferred fees and costs	$9,921	$88	$10,009	61

	December 31, 2020
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$1,345	$289	$1,634	7
Commercial, net	1,231	—	1,231	1
Residential, net	12,415	—	12,415	75
Total, net of deferred fees and costs	$14,991	$289	$15,280	83

The following table presents loans that were determined to be TDRs during the three months ended March 31, 2021 and 2020:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Residential, net	$1,710	$5,678
Consumer & other, net	27	24
Total, net of deferred fees and costs	$1,737	$5,702

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

Substandard—A substandard asset is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Assets classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

The following tables represent the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of March 31, 2021 and December 31, 2020:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$96,511	$479,661	$665,311	$470,651	$360,770	$1,173,416	$1,424	$5,542	$3,253,286
Special mention	—	13,287	2,379	41,110	2,784	74,164	—	—	133,724
Substandard	—	2,892	2,652	20,968	3,044	39,005	—	—	68,561
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	202	—	—	202
Total non-owner occupied term, net	$96,511	$495,840	$670,342	$532,729	$366,598	$1,286,787	$1,424	$5,542	$3,455,773
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$134,192	$263,284	$410,853	$306,434	$329,221	$817,035	$6,226	$772	$2,268,017
Special mention	—	3,609	8,161	19,944	9,555	21,216	—	—	62,485
Substandard	—	2,653	1,669	2,892	216	18,483	—	1,235	27,148
Doubtful	—	—	—	—	—	89	—	—	89
Loss	—	—	—	—	—	430	—	—	430
Total owner occupied term, net	$134,192	$269,546	$420,683	$329,270	$338,992	$857,253	$6,226	$2,007	$2,358,169
Multifamily, net
Credit quality indicator:
Pass/Watch	$216,623	$377,128	$862,049	$560,483	$546,476	$816,392	$23,292	$2,945	$3,405,388
Special mention	—	—	—	—	9,469	6,463	—	—	15,932
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$216,623	$377,128	$862,049	$560,483	$555,945	$822,855	$23,292	$2,945	$3,421,320
Construction & development, net
Credit quality indicator:
Pass/Watch	$15,237	$229,269	$292,819	$227,787	$93,871	$257	$—	$—	$859,240
Special mention	—	1,636	—	15,421	—	—	—	—	17,057
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$15,237	$230,905	$292,819	$243,208	$93,871	$257	$—	$—	$876,297
Residential development, net
Credit quality indicator:
Pass/Watch	$4,580	$18,772	$2,099	$1,535	$—	$—	$161,335	$2,520	$190,841
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$4,580	$18,772	$2,099	$1,535	$—	$—	$161,335	$2,520	$190,841

Total commercial real estate	$467,143	$1,392,191	$2,247,992	$1,667,225	$1,355,406	$2,967,152	$192,277	$13,014	$10,302,400

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$745,516	$1,776,691	$275,431	$264,964	$204,944	$278,180	$664,344	$32,876	$4,242,946
Special mention	15,000	64	268	30,165	1,245	1,326	18,000	2,183	68,251
Substandard	—	—	1,056	21,451	6,874	1,744	—	6,849	37,974
Doubtful	—	—	—	—	1,017	575	—	—	1,592
Loss	—	—	—	—	—	—	—	—	—
Total term, net	$760,516	$1,776,755	$276,755	$316,580	$214,080	$281,825	$682,344	$41,908	$4,350,763
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$8,675	$31,465	$30,177	$30,704	$5,094	$8,741	$655,593	$3,249	$773,698
Special mention	—	2,992	5	5	7	282	36,495	1,117	40,903
Substandard	—	494	460	—	153	1,028	3,123	5,237	10,495
Doubtful	2	—	5	—	—	—	57	—	64
Loss	—	—	—	—	—	—	1	1	2
Total lines of credit & other, net	$8,677	$34,951	$30,647	$30,709	$5,254	$10,051	$695,269	$9,604	$825,162
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$150,264	$441,607	$402,799	$209,546	$105,250	$57,571	$—	$—	$1,367,037
Special mention	374	2,875	6,519	6,511	2,126	2,262	—	—	20,667
Substandard	19	6,249	2,593	7,261	842	999	—	—	17,963
Doubtful	—	2,364	4,700	3,301	1,512	768	—	—	12,645
Loss	—	230	1,253	604	459	119	—	—	2,665
Total leases & equipment finance, net	$150,657	$453,325	$417,864	$227,223	$110,189	$61,719	$—	$—	$1,420,977

Total commercial	$919,850	$2,265,031	$725,266	$574,512	$329,523	$353,595	$1,377,613	$51,512	$6,596,902

Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$550,324	$819,230	$973,835	$318,656	$338,447	$927,303	$—	$—	$3,927,795
Special mention	—	—	1,593	762	1,195	4,338	—	—	7,888
Substandard	—	335	1,297	1,270	3,327	14,385	—	—	20,614
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	1,130	—	—	1,217	—	—	2,347
Total mortgage, net	$550,324	$819,565	$977,855	$320,688	$342,969	$947,243	$—	$—	$3,958,644

Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$—	$24	$—	$20	$—	$15,433	$1,043,242	$35,564	$1,094,283
Special mention	—	—	—	—	—	181	760	382	1,323
Substandard	—	—	—	—	—	131	101	248	480
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	158	713	211	1,082
Total home equity loans & lines, net	$—	$24	$—	$20	$—	$15,903	$1,044,816	$36,405	$1,097,168

Total residential	$550,324	$819,589	$977,855	$320,708	$342,969	$963,146	$1,044,816	$36,405	$5,055,812

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Consumer & other, net:
Credit quality indicator:
Pass/Watch	$5,538	$16,719	$20,042	$9,755	$6,457	$8,151	$135,208	$2,680	$204,550
Special mention	—	1	11	—	222	193	347	92	866
Substandard	—	9	—	3	22	14	81	191	320
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	7	3	—	10
Total consumer & other, net	$5,538	$16,729	$20,053	$9,758	$6,701	$8,365	$135,639	$2,963	$205,746

Grand total	$1,942,855	$4,493,540	$3,971,166	$2,572,203	$2,034,599	$4,292,258	$2,750,345	$103,894	$22,160,860

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
As of December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$496,412	$677,975	$489,350	$379,691	$338,257	$932,207	$2,855	$4,139	$3,320,886
Special mention	13,281	1,432	40,899	2,800	31,699	27,167	—	—	117,278
Substandard	3,129	2,668	19,951	3,062	19,806	18,586	—	—	67,202
Doubtful	—	—	—	—	—	103	—	—	103
Loss	—	—	—	—	—	333	—	—	333
Total non-owner occupied term, net	$512,822	$682,075	$550,200	$385,553	$389,762	$978,396	$2,855	$4,139	$3,505,802
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$284,698	$414,715	$321,900	$344,606	$257,969	$610,893	$6,270	$783	$2,241,834
Special mention	3,641	8,373	13,143	7,365	3,425	18,386	—	—	54,333
Substandard	2,657	1,694	9,868	2,846	4,356	14,609	282	975	37,287
Doubtful	—	—	—	—	—	61	—	—	61
Loss	—	—	—	—	—	430	—	—	430
Total owner occupied term, net	$290,996	$424,782	$344,911	$354,817	$265,750	$644,379	$6,552	$1,758	$2,333,945
Multifamily, net
Credit quality indicator:
Pass/Watch	$383,871	$870,871	$593,076	$574,185	$276,108	$618,031	$23,282	$2,956	$3,342,380
Special mention	—	—	—	—	—	6,601	—	—	6,601
Substandard	—	—	—	215	—	—	—	—	215
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$383,871	$870,871	$593,076	$574,400	$276,108	$624,632	$23,282	$2,956	$3,349,196

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
As of December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Construction & development, net
Credit quality indicator:
Pass/Watch	$146,012	$283,052	$255,449	$127,564	$—	$372	$—	$—	$812,449
Special mention	1,637	—	14,392	—	—	—	—	—	16,029
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$147,649	$283,052	$269,841	$127,564	$—	$372	$—	$—	$828,478
Residential development, net
Credit quality indicator:
Pass/Watch	$17,188	$2,571	$2,151	$—	$—	$—	$163,320	$2,507	$187,737
Special mention	—	—	—	—	—	—	5,024	—	5,024
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$17,188	$2,571	$2,151	$—	$—	$—	$168,344	$2,507	$192,761

Total commercial real estate	$1,352,526	$2,263,351	$1,760,179	$1,442,334	$931,620	$2,247,779	$201,033	$11,360	$10,210,182

Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$2,146,758	$294,576	$323,744	$240,458	$67,502	$226,137	$626,878	$29,598	$3,955,651
Special mention	4,859	548	13,395	1,265	273	1,416	1,036	2,259	25,051
Substandard	251	1,105	24,845	7,259	1,137	561	—	8,029	43,187
Doubtful	—	—	—	—	—	578	—	—	578
Loss	—	—	—	—	—	—	—	—	—
Total term, net	$2,151,868	$296,229	$361,984	$248,982	$68,912	$228,692	$627,914	$39,886	$4,024,467
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$27,503	$27,395	$26,731	$548	$1,679	$531	$709,606	$5,578	$799,571
Special mention	4,033	—	—	1	77	299	42,882	271	47,563
Substandard	501	472	—	195	377	940	6,958	6,177	15,620
Doubtful	—	—	—	—	—	—	4	—	4
Loss	—	—	—	—	—	—	1	1	2
Total lines of credit & other, net	$32,037	$27,867	$26,731	$744	$2,133	$1,770	$759,451	$12,027	$862,760
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$502,305	$442,692	$239,551	$125,619	$64,400	$7,619	$—	$—	$1,382,186
Special mention	2,321	4,918	7,765	3,797	1,983	99	—	—	20,883
Substandard	6,999	7,193	11,617	1,945	2,081	157	—	—	29,992
Doubtful	2,615	8,255	4,834	2,880	1,343	79	—	—	20,006
Loss	101	1,481	1,015	635	309	22	—	—	3,563
Total leases & equipment finance, net	$514,341	$464,539	$264,782	$134,876	$70,116	$7,976	$—	$—	$1,456,630

Total commercial	$2,698,246	$788,635	$653,497	$384,602	$141,161	$238,438	$1,387,365	$51,913	$6,343,857

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
As of December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$809,232	$1,136,220	$393,041	$406,069	$424,270	$669,862	$—	$—	$3,838,694
Special mention	—	397	286	688	946	3,183	—	—	5,500
Substandard	335	1,398	1,822	4,133	6,381	11,113	—	—	25,182
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	1,314	—	—	—	1,216	—	—	2,530
Total mortgage, net	$809,567	$1,139,329	$395,149	$410,890	$431,597	$685,374	$—	$—	$3,871,906

Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$40	$—	$20	$—	$259	$16,575	$1,077,753	$37,008	$1,131,655
Special mention	—	—	—	—	—	211	1,537	198	1,946
Substandard	—	—	—	—	—	43	254	233	530
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	182	1,107	644	1,933
Total home equity loans & lines, net	$40	$—	$20	$—	$259	$17,011	$1,080,651	$38,083	$1,136,064

Total residential	$809,607	$1,139,329	$395,169	$410,890	$431,856	$702,385	$1,080,651	$38,083	$5,007,970

Consumer & other, net:
Credit quality indicator:
Pass/Watch	$24,408	$22,802	$11,372	$4,170	$2,582	$4,101	$143,813	$2,789	$216,037
Special mention	—	95	79	27	28	3	660	74	966
Substandard	—	25	—	—	2	—	205	110	342
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	10	3	—	13
Total consumer & other, net	$24,408	$22,922	$11,451	$4,197	$2,612	$4,114	$144,681	$2,973	$217,358

Grand total	$4,884,787	$4,214,237	$2,820,296	$2,242,023	$1,507,249	$3,192,716	$2,813,730	$104,329	$21,779,367

Note 5 – Residential Mortgage Servicing Rights

The Company measures its mortgage servicing rights at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in the Company's residential mortgage servicing rights for the three months ended March 31, 2021 and 2020:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Balance, beginning of period	$92,907	$115,010
Additions for new MSR capitalized	14,065	10,023
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,545)	(5,329)
Changes due to valuation inputs or assumptions (1)	(2,014)	(25,358)
Balance, end of period	$100,413	$94,346
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the Bank's serviced loan portfolio as of March 31, 2021 and December 31, 2020 is as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Balance of loans serviced for others	$13,030,467	$13,026,720
MSR as a percentage of serviced loans	0.77%	0.71%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue on the Condensed Consolidated Statements of Income, was $9.1 million for the three months ended March 31, 2021, as compared to $8.9 million for the three months ended March 31, 2020, respectively.

Note 6 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	March 31, 2021
Commitments to extend credit	$5,697,859
Forward sales commitments	$742,907
Commitments to originate residential mortgage loans held for sale	$687,418
Standby letters of credit	$111,761

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

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three months ended March 31, 2021 and 2020. At March 31, 2021, approximately $100.3 million of standby letters of credit expire within one year, and $11.5 million expire thereafter.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of March 31, 2021, the Company had a residential mortgage loan repurchase reserve liability of $1.0 million.

Commitments — In September 2020, the Company and its wholly-owned subsidiary Umpqua Investments, entered into an agreement to sell substantially all of the assets of Umpqua Investments to Steward Partners. In January 2021, the parties terminated the asset purchase agreement and entered into an agreement to sell all of the equity interests of Umpqua Investments to Steward Partners. The sale closed in April 2021.

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

Contingencies—In 2020, the Company launched "Next Gen 2.0," an initiative designed to continue to modernize the Bank, advance technology initiatives, and improve operating leverage. As part of this initiative, management continues to evaluate all aspects of the Company's operations. The Company consolidated 12 store locations in April 2021. Costs associated with these consolidations will be included in exit and disposal costs within other expenses in non-interest expense. The Next Gen 2.0 strategy involves evaluation of these consolidations and possible future consolidations.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 71% of the Bank's loan and lease portfolio at both March 31, 2021 and December 31, 2020, respectively. Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general or caused by the COVID-19 pandemic, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three months ended March 31, 2021 and 2020.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2021, the Bank had commitments to originate mortgage loans held for sale totaling $687.4 million and forward sales commitments of $742.9 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of March 31, 2021, the Bank had 890 interest rate swaps with an aggregate notional amount of $6.3 billion related to this program.  As of December 31, 2020, the Bank had 886 interest rate swaps with an aggregate notional amount of $6.2 billion related to this program.

As of March 31, 2021 and December 31, 2020, the termination value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.5 million and $370,000, respectively. The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $103.9 million and $92.6 million as of March 31, 2021 and December 31, 2020, respectively.

The Bank's interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability. As of March 31, 2021 and December 31, 2020, the variation margin adjustments were negative adjustments of $180.4 million and $330.5 million, respectively.

The Bank incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. The net CVA reduced the settlement values of the Bank's net derivative assets by $6.7 million and $18.5 million as of March 31, 2021 and December 31, 2020, respectively. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The Bank's derivative assets are included in other assets, while the derivative liabilities are included in other liabilities on the condensed consolidated balance sheet. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of March 31, 2021 and December 31, 2020:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Interest rate lock commitments	$14,755	$28,144	$—	$—
Interest rate forward sales commitments	16,364	7	182	7,257
Interest rate swaps	188,947	313,090	14,496	370
Foreign currency derivatives	894	1,269	781	1,155
Total derivative assets and liabilities	$220,960	$342,510	$15,459	$8,782

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded during the three months ended March 31, 2021 and 2020:

(in thousands)	Three Months Ended
Derivatives not designated as hedging instrument	March 31, 2021	March 31, 2020
Interest rate lock commitments	$(13,389)	$16,671
Interest rate forward sales commitments	28,171	(31,052)
Interest rate swaps	11,750	(14,306)
Foreign currency derivatives	555	424
Total derivative gains (losses)	$27,087	$(28,263)

Note 8 – Earnings (Loss) Per Common Share

The following is a computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2021 and 2020:

	Three Months Ended
(in thousands, except per share data)	March 31, 2021	March 31, 2020
Net income (loss)	$107,737	$(1,851,947)

Weighted average number of common shares outstanding - basic	220,367	220,216
Effect of potentially dilutive common shares (1)	524	—
Weighted average number of common shares outstanding - diluted	220,891	220,216
Earnings (loss) per common share:
Basic	$0.49	$(8.41)
Diluted	$0.49	$(8.41)
(1)Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.

For the three months ended March 31, 2021 and 2020, respectively, there were 149,000 and 947,000 weighted average outstanding restricted shares that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive.

Note 9 – Segment Information

In the first quarter of 2021, the Company realigned its operating segments based on changes in management's focus and its internal reporting structure. The Company now reports two segments: Core Banking and Mortgage Banking. The prior periods have been restated to reflect current presentation of segments.

The Core Banking segment includes all lines of business, except Mortgage Banking, including wholesale, retail, wealth management, as well as the operations, technology, and administrative functions of the Bank and Holding Company. The Mortgage Banking segment includes the revenue earned from the production and sale of residential real estate loans, the servicing income from our serviced loan portfolio, the quarterly changes to the MSR, and the specific expenses that are related to mortgage banking activities including variable commission expenses. Revenue and related expenses related to residential real estate loans held for investment are included in the Core Banking segment as portfolio loans are an anchor product for our consumer channels and are originated through a variety of channels throughout the Company.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended March 31, 2021
(in thousands)	Core Banking	Mortgage Banking	Consolidated
Net interest income	$217,574	$3,857	$221,431
Provision for credit losses	—	—	—
Non-interest income
Residential mortgage banking revenue:
Origination and sale	—	62,505	62,505
Servicing	—	9,087	9,087
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	—	(4,545)	(4,545)
Changes due to valuation inputs or assumptions	—	(2,014)	(2,014)
Gain on sale of debt securities, net	4	—	4
Loss on equity securities, net	(706)	—	(706)
Gain on swap derivatives, net	11,750	—	11,750
Non-interest income (excluding above items)	32,403	316	32,719
Total Non-interest income	43,451	65,349	108,800
Non-interest expense
Exit and disposal costs	1,200	—	1,200
Non-interest expense (excluding above items)	145,161	41,231	186,392
Allocated expenses, net (1)	(790)	790	—
Total non-interest expense	145,571	42,021	187,592
Income before income taxes	115,454	27,185	142,639
Provision for income taxes	28,106	6,796	34,902
Net income	$87,348	$20,389	$107,737
(1) Represents the net internal charges of centrally provided support services and other corporate overhead to the Mortgage Banking segment.

	Three Months Ended March 31, 2020
(in thousands)	Core Banking	Mortgage Banking	Consolidated
Net interest income	$216,106	$2,429	$218,535
Provision for credit losses	118,085	—	118,085
Non-interest income
Residential mortgage banking revenue:
Origination and sale	—	39,347	39,347
Servicing	—	8,880	8,880
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	—	(5,329)	(5,329)
Changes due to valuation inputs or assumptions	—	(25,358)	(25,358)
Loss on sale of debt securities, net	(133)	—	(133)
Gain on equity securities, net	814	—	814
Loss on swap derivatives, net	(14,306)	—	(14,306)
Non-interest income (excluding above items)	36,588	142	36,730
Total Non-interest income	22,963	17,682	40,645
Non-interest expense
Goodwill impairment	1,784,936	—	1,784,936
Exit and disposal costs	524	—	524
Non-interest expense (excluding above items)	147,896	29,302	177,198
Allocated expenses, net (1)	(3,053)	3,053	—
Total non-interest expense	1,930,303	32,355	1,962,658
Loss before income taxes	(1,809,319)	(12,244)	(1,821,563)
Provision (benefit) for income taxes	33,445	(3,061)	30,384
Net loss	$(1,842,764)	$(9,183)	$(1,851,947)
(1) Represents the net internal charges of centrally provided support services and other corporate overhead to the Mortgage Banking segment.

	March 31, 2021			December 31, 2020
(in thousands)	Core Banking	Mortgage Banking	Consolidated	Core Banking	Mortgage Banking	Consolidated
Total assets	$29,529,769	$506,911	$30,036,680	$28,438,813	$796,362	$29,235,175
Loans held for sale	$—	$376,481	$376,481	$78,146	$688,079	$766,225
Total loans and leases	$22,160,860	$—	$22,160,860	$21,779,367	$—	$21,779,367
Total deposits	$25,425,339	$461,494	$25,886,833	$24,200,012	$422,189	$24,622,201

Note 10 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of March 31, 2021 and December 31, 2020, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

		March 31, 2021		December 31, 2020
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$3,241,181	$3,241,181	$2,573,181	$2,573,181
Equity and other investment securities	1,2	82,771	82,771	83,077	83,077
Investment securities available for sale	2	3,167,825	3,167,825	2,932,558	2,932,558
Investment securities held to maturity	3	2,954	3,796	3,034	3,883
Loans held for sale	2	376,481	376,481	766,225	766,225
Loans and leases, net	2,3	21,849,577	22,189,061	21,450,966	21,904,189
Restricted equity securities	1	22,057	22,057	41,666	41,666
Residential mortgage servicing rights	3	100,413	100,413	92,907	92,907
Bank owned life insurance	1	322,867	322,867	323,470	323,470
Derivatives	2,3	220,960	220,960	342,510	342,510
Financial liabilities:
Deposits	1,2	$25,886,833	$25,897,982	$24,622,201	$24,641,876
Securities sold under agreements to repurchase	2	420,402	420,402	375,384	375,384
Borrowings	2	281,444	282,955	771,482	774,586
Junior subordinated debentures, at fair value	3	281,580	281,580	255,217	255,217
Junior subordinated debentures, at amortized cost	3	88,212	72,671	88,268	67,425
Derivatives	2	15,459	15,459	8,782	8,782

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$69,497	$52,160	$17,337	$—
Equity securities held in rabbi trusts	13,274	13,274	—	—
Investment securities available for sale
U.S. Treasury and agencies	736,658	—	736,658	—
Obligations of states and political subdivisions	275,080	—	275,080	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,156,087	—	2,156,087	—
Loans held for sale, at fair value	376,481	—	376,481	—
Loans and leases, at fair value	258,203	—	258,203	—
Residential mortgage servicing rights, at fair value	100,413	—	—	100,413
Derivatives
Interest rate lock commitments	14,755	—	—	14,755
Interest rate forward sales commitments	16,364	—	16,364	—
Interest rate swaps	188,947	—	188,947	—
Foreign currency derivative	894	—	894	—
Total assets measured at fair value	$4,206,653	$65,434	$4,026,051	$115,168
Financial liabilities:
Junior subordinated debentures, at fair value	$281,580	$—	$—	$281,580
Derivatives
Interest rate forward sales commitments	182	—	182	—
Interest rate swaps	14,496	—	14,496	—
Foreign currency derivative	781	—	781	—
Total liabilities measured at fair value	$297,039	$—	$15,459	$281,580

(in thousands)	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$70,203	$52,866	$17,337	$—
Equity securities held in rabbi trusts	12,814	12,814	—	—
Other investments securities (1)	60	—	60	—
Investment securities available for sale
U.S. Treasury and agencies	762,202	—	762,202	—
Obligations of states and political subdivisions	279,511	—	279,511	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,890,845	—	1,890,845	—
Loans held for sale, at fair value	688,079	—	688,079	—
Residential mortgage servicing rights, at fair value	92,907	—	—	92,907
Derivatives
Interest rate lock commitments	28,144	—	—	28,144
Interest rate forward sales commitments	7	—	7	—
Interest rate swaps	313,090	—	313,090	—
Foreign currency derivative	1,269	—	1,269	—
Total assets measured at fair value	$4,139,131	$65,680	$3,952,400	$121,051
Financial liabilities:
Junior subordinated debentures, at fair value	$255,217	$—	$—	$255,217
Derivatives
Interest rate forward sales commitments	7,257	—	7,257	—
Interest rate swaps	370	—	370	—
Foreign currency derivative	1,155	—	1,155	—
Total liabilities measured at fair value	$263,999	$—	$8,782	$255,217
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

Loans and leases— Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable rate loans. The fair value of loans is calculated by discounting expected cash flows at rates which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans. As of March 31, 2021, there were $258.2 million in mortgage loans that have been transferred from held for sale to loans held for investment, recorded at fair value.

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

Junior Subordinated Debentures— The fair value of junior subordinated debentures is estimated using an income approach valuation technique.  The significant unobservable input utilized in the estimation of fair value of these instruments is the credit risk adjusted spread. The credit risk adjusted spread represents the nonperformance risk of the liability, contemplating the inherent risk of the obligation. The Company periodically utilizes a valuation firm to determine or validate the reasonableness of inputs and factors that are used to determine the fair value. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants.  Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, the Company has classified this as a Level 3 fair value measurement.

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2021, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2021:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Residential mortgage servicing rights	$100,413	Discounted cash flow
			Constant prepayment rate	8.12 - 79.94%	17.15%
			Discount rate	9.50 - 12.50%	9.71%
Interest rate lock commitments	$14,755	Internal pricing model
			Pull-through rate	40.30 - 100.00%	87.87%
Junior subordinated debentures	$281,580	Discounted cash flow
			Credit spread	3.60 - 4.56%	4.04%

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

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, which is an inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to a decrease in the credit spread, as well as an increase in the discount rates and an increase in the implied forward curve. Future contractions in the instrument-specific credit risk adjusted spread relative to the spread currently utilized to measure the Company's junior subordinated debentures at fair value as of March 31, 2021, or the passage of time, will result in an increase in the estimated fair value.  Generally, an increase in the credit spread will result in a decrease in the estimated fair value. Conversely, a decrease in the credit spread will result in an increase in the estimated fair value.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2021 and 2020:

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$92,907	$28,144	$255,217	$115,010	$7,056	$274,812
Change included in earnings	(6,559)	(3,458)	2,376	(30,687)	4,694	3,890
Change in fair values included in comprehensive income/loss	—	—	26,562	—	—	(78,862)
Purchases and issuances	14,065	30,175	—	10,023	27,001	—
Sales and settlements	—	(40,106)	(2,575)	—	(15,024)	(4,319)
Ending balance	$100,413	$14,755	$281,580	$94,346	$23,727	$195,521
Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at end of period	$(2,014)	$14,755	$2,376	$(25,358)	$23,727	$3,890
Change in unrealized gains or losses for the period included in other comprehensive income for assets and liabilities held at end of period	$—	$—	$26,562	$—	$—	$(78,862)

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

The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, the unrealized losses on fair value of junior subordinated debentures of $26.6 million for the three months ended March 31, 2021, are recorded net of tax as an other comprehensive loss of $19.7 million. Comparatively, unrealized gains of $78.9 million, were recorded net of tax as an other comprehensive income of $58.6 million for the three months ended March 31, 2020.

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

	March 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$3,477	$—	$—	$3,477
Other real estate owned	1,080	—	—	1,080
Total assets measured at fair value on a nonrecurring basis	$4,557	$—	$—	$4,557

	December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$8,231	$—	$—	$8,231
Goodwill	—	—	—	—
Other real estate owned	1,485	—	—	1,485
Total assets measured at fair value on a nonrecurring basis	$9,716	$—	$—	$9,716

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2021 and 2020:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Loans and leases	$18,313	$22,042
Goodwill impairment	—	1,784,936
Other real estate owned	405	117
Total loss from nonrecurring measurements	$18,718	$1,807,095

Goodwill was evaluated for impairment as of March 31, 2020, resulting in an impairment charge of $1.8 billion for the three months ended March 31, 2020.

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$376,481	$367,075	$9,406	$688,079	$654,555	$33,524
Loans	$258,203	$254,881	$3,322	$—	$—	$—

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three months ended March 31, 2021, the Company recorded a net decrease in fair value of $19.6 million. For the three months ended March 31, 2020, the Company recorded a net increase in fair value of $8.1 million.

Certain residential mortgage loans were initially originated for sale and fair valued, after origination, the loans were transferred to loans held for investment. Gains and losses for changes in fair value for these loans are reported in earnings as a component of other income.

The Company selected the fair value measurement option for certain junior subordinated debentures. The remaining junior subordinated debentures were acquired through previous business combinations and were measured at fair value at the time of acquisition and subsequently measured at amortized cost.

Note 11 - Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states. As of March 31, 2021, the Company has a net deferred tax asset of $10.9 million, which includes $1.8 million of state net operating loss carry-forwards, expiring in the tax years of 2029-2031. The Company believes that it is more likely than not that the benefit from only certain state NOL carry-forwards will not be realized and therefore has provided a valuation allowance of $1.1 million against the deferred tax assets relating to these NOL carry-forwards. The Company had gross unrecognized tax benefits of $3.4 million as of March 31, 2021. If recognized, the unrecognized tax benefit would reduce the 2021 annual effective tax rate by 0.69%.

The Company's consolidated effective tax rate as a percentage of pre-tax income (loss) for the three months ended March 31, 2021 was 24.5%, respectively, as compared to (1.7)% for the three months ended March 31, 2020. The effective tax rate increased from the prior year primarily due to the impairment of non-deductible goodwill during the three months ended March 31, 2020. Additionally, the effective tax rates differed from the statutory rate principally because of state taxes, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, non-deductible FDIC premiums and tax credits arising from low-income housing investments.

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
We make forward-looking statements about the projected impact on our business operations of the COVID-19 pandemic; Next Gen 2.0 initiatives including store consolidations, operational improvements, and facilities rationalizations; LIBOR; derivatives and hedging; the results and performance of models and economic forecasts used in our calculation of the ACL; projected sources of funds and the Company's liquidity position; our securities portfolio; loan sales; adequacy of our ACL, including the reserve for unfunded commitments; provision for credit losses; non-performing loans and future losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; PPP forgiveness and SBA fees; the economic environment; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including mortgage servicing rights values and sensitivity analyses; tax rates; deposit pricing; and the effect of accounting pronouncements and changes in accounting methodology. Risks that could cause results to differ from forward-looking statements we make are set forth in our filings with the SEC and include, without limitation: current and future economic and market conditions, including the effects of declines in housing and commercial real estate prices, high unemployment rates, and any slowdown in economic growth particularly in the western United States; the length and immediate and long-term effects of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and demand for our products; economic forecast variables that are either materially worse or better than end of quarter projections and deterioration in the economy that exceeds current consensus estimates; our ability to effectively manage problem credits; our ability to successfully implement technology, efficiency and operational excellence initiatives; our ability to successfully develop and market new products and technology; changes in laws or regulations; and our ability to successfully negotiate with landlords or reconfigure facilities. We also caution that the amount and timing of any future common stock dividends or repurchases will depend on the earnings, cash requirements and financial condition of the Company, market conditions, capital requirements, applicable law and regulations (including federal securities laws and state and federal banking laws and regulations), and other factors deemed relevant by the Company's Board of Directors, and will be subject to regulatory approval or conditions.
Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that might cause actual results to differ materially from those presented:
•the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements, caused by the COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its influence on the economy and financial markets, the continued effectiveness of our work from home arrangements and staffing levels in operational facilities, challenges associated with our return to office plans such as maintaining a safe office environment and integrating at-home and in-office staff, the impact of market participants on which we rely and actions taken by governmental authorities and other third parties in response to the pandemic and the impact of lower equity market valuations on our service and management fee revenue;
•continued deterioration in economic conditions that could result in increased loan and lease losses, especially those risks associated with concentrations in real estate related loans;
•our ability to successfully, including on time and on budget, implement and sustain information technology product and system enhancements and operational initiatives;
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

General
Umpqua Holdings Corporation, an Oregon corporation, is the financial holding company of Umpqua Bank. The Bank's wholly-owned subsidiary, Financial Pacific Leasing, Inc., is a commercial equipment leasing company.

Umpqua Bank is the largest bank with headquarters in the Pacific Northwest and is considered one of the most innovative banks in the United States, recognized for its company culture and customer experience strategy. The Bank provides a broad range of banking, wealth management, mortgage and other financial services to corporate, institutional, and individual customers.

Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes regular examinations by these regulatory agencies.

Executive Overview

Recent Developments – COVID-19

At this time, the extent and magnitude of the impact on our business of the ongoing COVID-19 pandemic and related governmental reaction due to numerous uncertainties are still not fully known. The impact of COVID-19 continues to evolve and the recovery could be slowed or reversed by a number of factors, including a resurgence in COVID-19 infections, whether due to the spread of variants or otherwise, the availability and rate of vaccinations, and the rate in which state and local governments are permitting businesses to re-open.

To limit the impact of COVID-19 on our business operations, customers and associates, we have continued to restrict travel, maintain remote-work programs for associates, restrict lobby access to some stores and have customers bank by appointment, online, or via our app, increase facilities cleaning scope and frequency, and deploy resources for programs such as the Payroll Protection Program. We have also addressed other customer needs during the pandemic by continuing to offer our Umpqua Go-To® application which offers customers and associates a safe and effective way to conduct banking.

While we do not know and cannot quantify all of the specific impacts, the extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which remain uncertain and cannot be predicted, including the scope and duration of the pandemic; actions taken by governmental authorities and other third parties in response to the pandemic; the effect on our customers, counterparties, employees and third party service providers; and the effect on the economy and markets.

The following is a discussion of our results for the three months ended March 31, 2021, as compared to the applicable prior periods.

Financial Performance

•Net income per diluted common share was $0.49 for the three months ended March 31, 2021, as compared to net loss per diluted common share of $8.41 for the three months ended March 31, 2020.  The increase in net income for the three months ended March 31, 2021, is due to the goodwill impairment taken in 2020, a decrease in provision for credit losses and an increase in residential mortgage banking revenue.

•Net interest margin, on a tax equivalent basis, was 3.18% for the three months ended March 31, 2021, as compared to 3.41% for the three months ended March 31, 2020.  The decrease in net interest margin for the three months ended March 31, 2021, compared to the same period in the prior year, was driven by lower yields on interest-earning assets due to the interest rate cuts that the Federal Reserve instituted as a response to the COVID-19 pandemic. The decrease was partially offset by increased volume of interest-earning assets, as well as due to a reduction in the cost of interest-bearing liabilities.

•Residential mortgage banking revenue was $65.0 million for the three months ended March 31, 2021, as compared to $17.5 million for the three months ended March 31, 2020.  The increase in residential mortgage banking revenue for the three months ended March 31, 2021 was primarily driven by an increase in originations due to elevated refinance demand due to lower interest rates. This resulted in an increase in the income from the origination and sale of residential mortgages of $23.2 million, for the three months ended March 31, 2021 as compared to the same period in the prior year. The fair value of the MSR asset decreased due to changes to inputs in the valuation model, including changes in discount rates and prepayment speeds, by $2.0 million for the three months ended March 31, 2021, as compared to a decrease of $25.4 million for the three months ended March 31, 2020.

•For-sale mortgage closed loan volume increased by 42% for the three months ended March 31, 2021 as compared to the same period in the prior year. In addition, the gain on sale margin increased to 3.82% for the three months ended March 31, 2021, as compared to 3.43% in the same period of the prior year.

•Total loans and leases were $22.2 billion as of March 31, 2021, an increase of $381.5 million, as compared to December 31, 2020.  The increase in total loans is primarily due to an increase in the commercial real estate balances of $92.2 million and an increase in net PPP loan balances of $297.6 million. The change in net PPP loan balances during the quarter was the result of an increase in round two PPP net loan balances of $659.2 million, offset by a decrease in PPP round one net loan balances of $361.6 million. The PPP loans may increase loan balances only temporarily as PPP loan balances will decline as customers complete the applicable loan forgiveness process through the SBA.

•Total deposits were $25.9 billion as of March 31, 2021, an increase of $1.3 billion, compared to December 31, 2020.  This increase was due to growth in demand, money market, and savings deposits, which is attributable to higher savings rates and government stimulus payments driving increased average balances per deposit accounts. The increase is partially offset by a decline in time deposits.

•Total consolidated assets were $30.0 billion as of March 31, 2021, compared to $29.2 billion at December 31, 2020. The increase was mainly due to an increase in on-balance sheet liquidity, as well as an increase in loans due to PPP loan production.

Credit Quality

•Non-performing assets decreased to $56.2 million, or 0.19% of total assets, as of March 31, 2021, as compared to $69.2 million, or 0.24% of total assets, as of December 31, 2020. Non-performing loans and leases were $54.8 million, or 0.25% of total loans and leases, as of March 31, 2021, as compared to $67.4 million, or 0.31% of total loans and leases, as of December 31, 2020.

•The allowance for credit losses on loans and leases was $311.3 million, as of March 31, 2021, a decrease of $17.1 million, as compared to December 31, 2020. The reserve for unfunded commitments was $19.8 million, as of March 31, 2021, a decrease of $526,000, as compared to December 31, 2020. The decrease in the allowance for credit losses is due to net charge-offs during the period.

•The Company had no provision for credit losses for the three months ended March 31, 2021. This was compared to a provision for credit losses of $118.1 million for the three months ended March 31, 2020. The decrease compared to the same period in 2020, was due to stabilization of credit quality metrics and economic forecasts used in credit models as of March 31, 2021.

Liquidity
•Total cash and cash equivalents was $3.2 billion as of March 31, 2021, an increase of $668.0 million from December 31, 2020. The increase in cash and cash equivalents reflects the Bank's current liquidity position with the growth in deposit balances.

Capital and Growth Initiatives

•Umpqua launched "Next Gen 2.0" as a continuation of our initiative to modernize the Bank. Like its predecessor, the Next Gen 2.0 program includes initiatives to grow revenue, invest in strategic areas for future growth, including technology and digital enhancements, and to continue to advance operational excellence goals to reduce operating costs and invest the savings in strategic growth opportunities. We have prioritized converting new PPP customers to expanded relationships with additional products and services, implemented new technology to gain efficiencies and advance the customer experience, and planned consolidation of stores and back office facilities for expense reduction.

•The Company's total risk based capital ratio was 15.8% and its Tier 1 common to risk weighted assets ratio was 12.6% as of March 31, 2021. As of December 31, 2020, the Company's total risk based capital ratio was 15.6% and its Tier 1 common to risk weighted assets ratio was 12.3%.

•The Company paid a quarterly cash dividend of $0.21 per common share on February 26, 2021 to shareholders of record as of February 16, 2021.

Summary of Critical Accounting Policies

Our critical accounting policies are described in detail in the Summary of Critical Accounting Policies section of the Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting policies include the allowance for credit losses, residential mortgage servicing rights, and fair value. There have been no material changes in these policies during the three months ended March 31, 2021.

Results of Operations

Overview

For the three months ended March 31, 2021, net income was $107.7 million or $0.49 per diluted common share, which compares to net loss of $1.9 billion or $8.41 per diluted common share for the three months ended March 31, 2020.

In the first quarter of 2021, the Company realigned its operating segments based on changes in management's focus and its internal reporting structure. The Company now reports two segments: Core Banking and Mortgage Banking. This aligns with how we manage the profitability of the Company and also provides greater transparency into the financial contribution of mortgage banking activities.

The Core Banking segment includes all lines of business, except Mortgage Banking, including wholesale, retail, wealth management, as well as the operations, technology, and administrative functions of the Bank and Holding Company. The Mortgage Banking segment includes the revenue earned from the production and sale of residential real estate loans, the servicing income from our serviced loan portfolio, the quarterly changes in the MSR asset, and the specific expenses that are related to mortgage banking activities including variable commission expenses. Revenue and related expenses related to residential real estate loans held for investment are included in the Core Banking segment as portfolio loans are an anchor product for our consumer channels and are originated through a variety of channels throughout the Company. Refer to the segment information footnote for additional detail of the segments' financial statements.

As a result of the Company's efforts to manage through the pandemic, as well as the beginning phases of Umpqua Next Gen 2.0, we are reporting solid financial trends within the Core Banking segment, including loan portfolio growth, an increase in non-interest income, and lower non-interest expense. The Core Banking segment was responsible for 81% of our reported net income for the quarter ended March 31, 2021. The increase in net income for the three months ended March 31, 2021 for the Core Banking segment, compared to the same period of the prior year is attributable to the goodwill impairment recorded in first quarter of 2020, in addition to the decrease in the provision for credit losses.

The increase in net income for the three months ended March 31, 2021 for the Mortgage Banking segment, compared to the same period of the prior year, is attributable to increased residential mortgage banking revenue from strong mortgage production due to lower interest rates and higher margins. The fair value of the MSR asset decreased due to changes to inputs in the valuation model, including changes in discount rates and prepayment speeds, by $2.0 million for the three months ended March 31, 2021, as compared to a decrease of $25.4 million for the three months ended March 31, 2020.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three months ended March 31, 2021 and 2020. For each period presented, the table includes the calculated ratios based on reported net income. Our return on average common shareholders' equity was negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended
(dollars in thousands)	March 31, 2021	March 31, 2020
Return on average assets	1.49%	(25.82)%
Return on average common shareholders' equity	16.33%	(174.94)%
Return on average tangible common shareholders' equity	16.43%	(301.30)%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$2,674,871	$4,257,711
Less: average goodwill and other intangible assets, net	(15,598)	(1,785,608)
Average tangible common shareholders' equity	$2,659,273	$2,472,103

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020
Total shareholders' equity	$2,681,869	$2,704,577
Subtract:
Goodwill	2,715	2,715
Other intangible assets, net	12,230	13,360
Tangible common shareholders' equity	$2,666,924	$2,688,502
Total assets	$30,036,680	$29,235,175
Subtract:
Goodwill	2,715	2,715
Other intangible assets, net	12,230	13,360
Tangible assets	$30,021,735	$29,219,100
Tangible common equity ratio	8.88%	9.20%

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

Net Interest Income

Net interest income for the three months ended March 31, 2021 was $221.4 million, an increase of $2.9 million compared to the same period in 2020. This increase was driven by the lower cost of interest-bearing liabilities due to lower retail and brokered time deposits as the Bank has allowed these higher-cost deposits to runoff. The decrease in interest expense was partially offset by lower average yields on interest-earning assets for the period.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.18% for the three months ended March 31, 2021, as compared to 3.41% for the same period in 2020. The decrease in net interest margin for the three months ended March 31, 2021, primarily resulted from a decrease in the average yields on interest-earning assets, partially offset by the decline in the cost of interest-bearing liabilities and the increase in average loan and lease balances. The Federal Open Market Committee expects to maintain the target rates at the current levels until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals. Key interest rate declines experienced over the past year have negatively impacted the Company's net interest margin.

The yield on loans and leases for the three months ended March 31, 2021 decreased by 56 basis points, as compared to the same period in 2020, primarily attributable to the decrease in short and long-term interest rates. The cost of interest-bearing liabilities decreased 77 basis points, for the three months ended March 31, 2021, as compared to the same period in 2020, also due to the decrease in interest rates and corresponding deposit pricing strategy.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The Company continues to be "asset-sensitive." The decrease in yields on earning assets has compressed the net interest margin, even as liabilities reprice downward. Further rate changes will continue to have an impact on our net interest margin. In addition, the increase in average loans and leases in the current period is due mostly to PPP loans, which are expected to be short-term in nature due to SBA forgiveness of these loans.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2021 and 2020:

(dollars in thousands)	Three Months Ended
	March 31, 2021			March 31, 2020
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$703,557	$4,845	2.75%	$406,434	$4,264	4.20%
Loans and leases (1)	21,692,639	216,296	4.02%	21,196,989	241,729	4.58%
Taxable securities	2,945,896	13,710	1.86%	2,760,461	17,283	2.50%
Non-taxable securities (2)	252,741	1,915	3.03%	241,105	1,894	3.14%
Temporary investments and interest bearing cash	2,483,451	624	0.10%	1,084,854	3,331	1.23%
Total interest-earning assets	28,078,284	$237,390	3.41%	25,689,843	$268,501	4.19%
Other assets	1,314,206			3,154,930
Total assets	$29,392,490			$28,844,773
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$3,125,398	$414	0.05%	$2,471,556	$3,543	0.58%
Money market deposits	7,360,512	1,491	0.08%	7,107,626	11,759	0.66%
Savings deposits	1,998,927	163	0.03%	1,485,171	241	0.07%
Time deposits	2,681,361	8,610	1.30%	4,630,956	24,747	2.15%
Total interest-bearing deposits	15,166,198	10,678	0.29%	15,695,309	40,290	1.03%
Repurchase agreements and federal funds purchased	395,946	76	0.08%	337,796	395	0.47%
Borrowings	539,077	1,772	1.33%	906,624	4,046	1.79%
Junior subordinated debentures	343,473	3,052	3.60%	361,983	4,903	5.45%
Total interest-bearing liabilities	16,444,694	$15,578	0.38%	17,301,712	$49,634	1.15%
Non-interest-bearing deposits	9,897,749			6,880,457
Other liabilities	375,176			404,893
Total liabilities	26,717,619			24,587,062
Common equity	2,674,871			4,257,711
Total liabilities and shareholders' equity	$29,392,490			$28,844,773
NET INTEREST INCOME		$221,812			$218,867
NET INTEREST SPREAD			3.03%			3.04%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.18%			3.41%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $381,000 for the three months ended March 31, 2021, as compared to $332,000 for the same period in 2020

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2021 as compared to the same period in 2020. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended March 31,
	2021 compared to 2020
	Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$2,382	$(1,801)	$581
Loans and leases	5,360	(30,793)	(25,433)
Taxable securities	1,079	(4,652)	(3,573)
Non-taxable securities (1)	89	(68)	21
Temporary investments and interest bearing cash	1,989	(4,696)	(2,707)
Total interest-earning assets (1)	10,899	(42,010)	(31,111)
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	745	(3,874)	(3,129)
Money market	403	(10,671)	(10,268)
Savings	66	(144)	(78)
Time deposits	(8,336)	(7,801)	(16,137)
Repurchase agreements	59	(378)	(319)
Borrowings	(1,390)	(884)	(2,274)
Junior subordinated debentures	(243)	(1,608)	(1,851)
Total interest-bearing liabilities	(8,696)	(25,360)	(34,056)
Net increase in net interest income (1)	$19,595	$(16,650)	$2,945
(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

Provision for Credit Losses

The Company had no provision for credit losses for the three months ended March 31, 2021. This was compared to a provision for credit losses of $118.1 million for the three months ended March 31, 2020. The change in the provision for credit losses for three months ended March 31, 2021 as compared to the same prior year period, is primarily attributed to a stabilization of credit quality metrics and economic forecasts used in credit models in the current quarter. The Company adopted CECL as of January 1, 2020, so there may be volatility in the provision for credit losses as CECL requires a current expected credit loss for the life of the loan, instead of incurred losses under prior guidance. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended March 31, 2021 was zero as compared to 2.24% for the same period in 2020.

For the three months ended March 31, 2021, net charge-offs were $17.6 million as compared to $21.7 million for the three months ended March 31, 2020. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended March 31, 2021 was 0.33%, as compared to 0.41% for the same period in 2020.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. The non-accrual leases and equipment finance agreements of $15.4 million as of March 31, 2021 have a related allowance for credit losses of $12.2 million, with the remaining loans written-down to the estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended March 31, 2021 was $108.8 million, an increase of $68.2 million or 168% as compared to the same period in 2020. The following table presents the key components of non-interest income for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020	Change Amount	Change Percent
Service charges on deposits	$9,647	$11,473	$(1,826)	(16)%
Card-based fees	7,374	7,417	(43)	(1)%
Brokerage revenue	3,915	4,015	(100)	(2)%
Residential mortgage banking revenue, net	65,033	17,540	47,493	271%
Gain (loss) on sale of debt securities, net	4	(133)	137	nm
(Loss) gain on equity securities, net	(706)	814	(1,520)	(187)%
Gain on loan and lease sales, net	1,373	1,167	206	18%
Bank owned life insurance income	2,071	2,129	(58)	(3)%
Other income (expense)	20,089	(3,777)	23,866	nm
Total non-interest income	$108,800	$40,645	$68,155	168%
nm = Not meaningful

During the quarter, the Company added the card-based fees line item. Prior period has been reclassified to conform to the current presentation. Card-based fees are comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever our customers' debit and credit cards are processed through card payment networks.

Service charges on deposits decreased by $1.8 million for the three months ended March 31, 2021 compared to the same period in the prior year. The decrease is primarily related to a change in customers' spending habits as a result of the COVID-19 pandemic, which has resulted in overdraft fees decreasing as customers are keeping more funds liquid and making fewer transactions.

Other income for the three months ended March 31, 2021 increased by $23.9 million, when compared to the same period in the prior year, primarily due to a gain on the swap derivative fair value of $11.8 million as compared to a loss of $14.3 million in the prior period, due to changes in long-term interest rates.

Residential mortgage banking revenue, which is the primary source of income for the Mortgage Banking segment, increased for the three months ended March 31, 2021, as compared to the same period of 2020, by $47.5 million. The increase for the three month period was primarily driven by an increase in originations in 2021 due to elevated refinance demand because of lower interest rates, which resulted in an increase in revenue related to originations and sale of residential mortgages of $23.2 million, as compared to prior year. The change in fair value of the MSR asset due to changes to inputs in the valuation model including changes in discount rates and prepayment speeds decreased by $2.0 million for the three months ended March 31, 2021, as compared to a decrease of $25.4 million for the three months ended March 31, 2020.

For-sale mortgage closed loan volume increased 42% or $487.3 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. In addition, the gain on sale margin increased to 3.82%, for the three months ended March 31, 2021, as compared to 3.43% in the same period of the prior year due to constrained industry capacity. Direct expense related to the origination of for-sale mortgage loans as a percentage of loan production was 1.90% for the three months ended March 31, 2021, as compared to 2.09% as compared to the three months ended March 31, 2020.

Origination volume is generally linked to the level of interest rates. When rates fall, origination volume would be expected to be elevated relative to historical levels. When rates rise, origination volume would be expected to fall. Margins observed in the current quarter could narrow somewhat in future periods as mortgage industry capacity constraints ease and refinance demand is met. The MSR asset value is also sensitive to interest rates, and generally falls with lower rates and rises with higher rates.

Servicing income was $9.1 million for the three months ended March 31, 2021, as compared to $8.9 million, for the same period of 2020. Income was higher primarily due to a larger portfolio of loans serviced for others.

The following table presents our residential mortgage banking revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Origination and sale	$62,505	$39,347
Servicing	9,087	8,880
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	(4,545)	(5,329)
Changes in valuation inputs or assumptions (1)	(2,014)	(25,358)
Residential mortgage banking revenue, net	$65,033	$17,540
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2021 was $187.6 million a decrease of $1.8 billion or 90%, as compared to the same period in 2020. Excluding the goodwill impairment taken in 2020, non-interest expense, for the three months ended March 31, 2021, increased $9.9 million over the same period in the prior year. The following table presents the key elements of non-interest expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020	Change Amount	Change Percent
Salaries and employee benefits	$124,134	$109,774	$14,360	13%
Occupancy and equipment, net	34,635	37,001	(2,366)	(6)%
Communications	2,763	3,128	(365)	(12)%
Marketing	1,372	2,530	(1,158)	(46)%
Services	10,750	10,770	(20)	—%
FDIC assessments	2,599	2,542	57	2%
Intangible amortization	1,130	1,247	(117)	(9)%
Other expenses	10,209	10,730	(521)	(5)%
Non-interest expense before goodwill impairment	187,592	177,722	9,870	6%
Goodwill impairment	—	1,784,936	(1,784,936)	nm
Total non-interest expense	$187,592	$1,962,658	$(1,775,066)	(90)%
nm = Not meaningful

Goodwill impairment of $1.8 billion was recorded as of March 31, 2020, due to an interim impairment analysis in the first quarter of 2020, triggered by the decline in interest rates and economic impacts of COVID-19, as well as declines in the Company's stock price. There was no impairment recorded in the current period.

Salaries and employee benefits increased by $14.4 million for the three months ended March 31, 2021 as compared to the same period in the prior year. This increase is primarily related to an increase in Mortgage Banking compensation of $11.0 million for the three months ended March 31, 2021 related to higher origination volumes during the period.

Occupancy and equipment expense decreased by $2.4 million mainly due to decreased software expenses for the three months ended March 31, 2021 as compared to the same period in the prior year.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents were $3.2 billion at March 31, 2021, compared to $2.6 billion at December 31, 2020. The increase of interest bearing cash and temporary investments reflects strong deposit growth in the quarter, outpacing loan growth and borrowing declines. An elevated on-balance sheet liquidity position enhances the Company's liquidity flexibility given the market volatility and uncertainty in the current environment.

Investment Securities

Investment debt securities available for sale were $3.2 billion as of March 31, 2021, compared to $2.9 billion at December 31, 2020.  The increase was due to purchases of $555.3 million of investment securities, offset by sales and paydowns of $227.1 million, as well as a decrease of $87.3 million in fair value of investment securities available for sale.

The following tables present the available for sale and held to maturity investment debt securities portfolio by major type as of March 31, 2021 and December 31, 2020:

	Investment Securities Available for Sale
	March 31, 2021		December 31, 2020
(dollars in thousands)	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$736,658	23%	$762,202	26%
Obligations of states and political subdivisions	275,080	9%	279,511	10%
Residential mortgage-backed securities and collateralized mortgage obligations	2,156,087	68%	1,890,845	64%
Total available for sale securities	$3,167,825	100%	$2,932,558	100%

	Investment Securities Held to Maturity
	March 31, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	%	Amortized Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$2,954	100%	$3,034	100%
Total held to maturity securities	$2,954	100%	$3,034	100%

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

Gross unrealized losses in the available for sale investment portfolio were $38.4 million at March 31, 2021.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $35.1 million. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no allowance for credit losses was considered necessary on these debt securities as of March 31, 2021.

Restricted Equity Securities

Restricted equity securities were $22.1 million at March 31, 2021 and $41.7 million at December 31, 2020, the majority of which represents the Bank's investment in the FHLB of Des Moines. The decrease is attributable to redemptions of FHLB stock during the period due to decreased FHLB borrowing activity. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Loans and Leases

Total loans and leases outstanding at March 31, 2021 were $22.2 billion, an increase of $381.5 million as compared to December 31, 2020. The increase is attributable to net new loan and lease originations of $267.9 million, primarily due to our participation in the PPP, as well as the transfer of $212.4 million from loans held for sale to loans held for investment. The increase was partially offset by loans sold of $81.2 million and net charge-offs of $17.6 million.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term, net	$3,455,773	15%	$3,505,802	16%
Owner occupied term, net	2,358,169	11%	2,333,945	11%
Multifamily, net	3,421,320	15%	3,349,196	15%
Construction & development, net	876,297	4%	828,478	4%
Residential development, net	190,841	1%	192,761	1%
Commercial
Term, net	4,350,763	20%	4,024,467	18%
Lines of credit & other, net	825,162	4%	862,760	4%
Leases & equipment finance, net	1,420,977	6%	1,456,630	7%
Residential
Mortgage, net	3,958,644	18%	3,871,906	18%
Home equity loans & lines, net	1,097,168	5%	1,136,064	5%
Consumer & other, net	205,746	1%	217,358	1%
Total, net of deferred fees and costs	$22,160,860	100%	$21,779,367	100%
As of March 31, 2021, there were $258.2 million in mortgage loans that were transferred from loans held for sale to loans held for investment and are carried at fair value.

In April 2020, the Bank began originating loans to qualified small businesses under the PPP administered by the SBA. As of March 31, 2021, we have $2.0 billion of SBA-approved PPP loans, net of related fees and costs, to approximately 18,000 customers, which are classified as commercial term loans. Of the $2.0 billion net PPP loans at March 31, 2021, there were $1.4 billion in net loans to approximately 11,000 customers for round one PPP loans, and there were $659.2 million in net loans to approximately 7,000 customers for round two PPP loans. We will recognize the remaining unamortized balance of the PPP-related net loan processing fees of approximately $44.4 million, as a yield adjustment over the remaining term of these loans, although the forgiveness of these loans by the SBA accelerates the accretion of these fees.

Asset Quality and Non-Performing Assets

The following table summarizes our non-performing assets and TDR loans as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020
Loans and leases on non-accrual status	$29,216	$31,076
Loans and leases past due 90 days or more and accruing	25,612	36,361
Total non-performing loans and leases	54,828	67,437
Other real estate owned	1,405	1,810
Total non-performing assets	$56,233	$69,247
Restructured loans (1)	$9,921	$14,991
Allowance credit losses on loans and leases	$311,283	$328,401
Reserve for unfunded commitments	19,760	20,286
Allowance for credit losses	$331,043	$348,687
Asset quality ratios:
Non-performing assets to total assets	0.19%	0.24%
Non-performing loans and leases to total loans and leases	0.25%	0.31%
Allowance for credit losses on loans and leases to total loans and leases	1.40%	1.51%
Allowance for credit losses to total loans and leases	1.49%	1.60%
Allowance for credit losses to total non-performing loans and leases	604%	517%
(1)Represents accruing TDR loans performing according to their restructured terms.

At March 31, 2021 and December 31, 2020, troubled debt restructurings of $9.9 million and $15.0 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms.

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

A summary of outstanding loan balances with active payment deferral or forbearance as of March 31, 2021 are shown in the table below, disaggregated by major types of loans and leases:

	Loans with Deferrals or Forbearances
(dollars in thousands)	Number of Loans	Loan Balance Outstanding	% of Loan Portfolio
Commercial real estate
Non-owner occupied term, net	22	$111,307	3%
Owner occupied term, net	13	27,029	1%
Multifamily, net	2	5,759	—%
Construction & development, net	1	1,636	—%
Commercial
Term, net	5	1,074	—%
Lines of credit & other, net	6	869	—%
Leases & equipment finance, net	539	19,506	1%
Residential
Mortgage, net	271	152,250	4%
Home equity loans & lines, net	32	3,828	—%
Consumer & other, net	39	735	—%
Total	930	$323,993	1%

Excluded from the mortgage loans with payment deferrals or forbearance in the above table are $166.3 million of repurchased GNMA loans on deferral, as the credit risk of these loans are guaranteed by government programs such as the Federal Housing Agency, Veterans Affairs, and USDA Rural Development.

The Bank continues to monitor COVID-19 deferrals and if a customer continues to experience financial difficulty after the initial deferral and further concessions are granted, the loan will be reviewed to determine if a TDR designation is appropriate.

Allowance for Credit Losses

The ACL totaled $331.0 million at March 31, 2021, a decrease of $17.6 million from $348.7 million at December 31, 2020. The following table shows the activity in the ACL for the three months ended March 31, 2021 and 2020:

	Three Months Ended
(dollars in thousands)	March 31, 2021	March 31, 2020
Allowance for credit losses on loans and leases
Balance, beginning of period	$328,401	$157,629
Impact of adoption of CECL	—	49,999
Adjusted balance, beginning of period	328,401	207,628
Provision for credit losses on loans and leases	526	105,502
Charge-offs	(20,915)	(24,455)
Recoveries	3,271	2,745
Net charge-offs	(17,644)	(21,710)
Balance, end of period	$311,283	$291,420
Reserve for unfunded commitments
Balance, beginning of period	$20,286	$5,106
Impact of adoption of CECL	—	3,238
Adjusted balance, beginning of period	20,286	8,344
(Recapture) provision for credit losses on unfunded commitments	(526)	12,583
Balance, end of period	19,760	20,927
Total allowance for credit losses	$331,043	$312,347
As a percentage of average loans and leases (annualized):
Net charge-offs	0.33%	0.41%
Provision for credit losses	—%	2.24%
Recoveries as a percentage of charge-offs	15.64%	11.22%

With the adoption of CECL, we recorded a one-time cumulative-effect pre-tax adjustment in the amount of $53.2 million. The allowance for credit losses on loans and leases increased by $50.0 million and the allowance for unfunded commitments increased by $3.2 million, resulting in a January 1, 2020, or day 1, balance of the Allowance for Credit Losses of $216.0 million.

The provision for credit losses includes the provision for loan and lease losses, provision (recapture) for unfunded commitments, and the provision for credit losses related to accrued interest on loans. There was no provision of credit losses for the three months ended March 31, 2021. The decrease from the provision for credit losses of $118.1 million for the three months ended March 31, 2020 was due to the stabilization of credit quality metrics and economic forecasts used in credit models.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans in each category to total loans and leases as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$154,475	46%	$141,710	47%
Commercial	128,838	30%	150,864	29%
Residential	21,090	23%	27,964	23%
Consumer & other	6,880	1%	7,863	1%
Allowance for credit losses on loans and leases	$311,283		$328,401

The following table shows the change in the allowance for credit losses from December 31, 2020 to March 31, 2021:

	December 31, 2020	Q1 2021 net charge-offs	Reserve build/(release)	March 31, 2021	% of Loan and Leases Outstanding
Commercial real estate	$157,070	$339	$12,734	$170,143	1.65%
Commercial	153,054	(17,523)	(4,892)	130,639	1.98%
Residential	29,625	38	(7,285)	22,378	0.44%
Consumer	8,938	(498)	(557)	7,883	3.83%
Total allowance for credit losses	$348,687	$(17,644)	$—	$331,043
% of loans and leases outstanding	1.60%			1.49%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios. For the first quarter of 2021, the Bank used Moody's February baseline forecast. Key components include a U.S. economy experiencing strong growth, then normalized growth thereafter, GDP growth over both the short and long term, and unemployment rate of 6.1% through 2021 with a return to less than 5% unemployment by the third quarter of 2022. The models for calculating the ACL are sensitive to changes in these and other economic variables, which could result in volatility as these assumptions change over time. In addition, the forward-looking assumptions revert to historical data when they reach the point where future assumptions are no longer estimated.

We believe that the allowance for credit losses as of March 31, 2021 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions continue to decline, the Bank may need additional provisions for credit losses in future periods.

Residential Mortgage Servicing Rights

The following table presents the changes in our residential mortgage servicing rights portfolio for the three months ended March 31, 2021 and 2020:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Balance, beginning of period	$92,907	$115,010
Additions for new MSR capitalized	14,065	10,023
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,545)	(5,329)
Changes due to valuation inputs or assumptions (1)	(2,014)	(25,358)
Balance, end of period	$100,413	$94,346
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our residential serviced loan portfolio as of March 31, 2021 and December 31, 2020 was as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Balance of loans serviced for others	$13,030,467	$13,026,720
MSR as a percentage of serviced loans	0.77%	0.71%

Residential mortgage servicing rights are adjusted to fair value quarterly with the change recorded in residential mortgage banking revenue. The value of servicing rights can fluctuate based on changes in interest rates and other factors. Generally, as interest rates decline and borrowers are able to take advantage of a refinance incentive, prepayments increase and the total value of existing servicing rights declines as expectations of future servicing fees collections decline. Historically, the fair value of our residential mortgage servicing rights will increase as market rates for mortgage loans rise and decrease if market rates fall. Mortgage refinance volumes remain elevated due to continued low mortgage rates during the period; however, accelerated prepayment speeds have slowed due to increased long-term interest rates during the latter part of the quarter.

The fair value of the MSR asset decreased by $2.0 million for the three months ended March 31, 2021, due to changes to inputs in the valuation model including changes in discount rates and prepayment speeds. The fair value of the MSR asset decreased by $4.5 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three months ended March 31, 2021.

Goodwill

At both March 31, 2021 and December 31, 2020, the Company had goodwill of $2.7 million. Goodwill is recorded in connection with business combinations and represents the excess of the purchase price over the estimated fair value of the net assets acquired. There were no changes to goodwill during the three months ended March 31, 2021.

Deposits

Total deposits were $25.9 billion at March 31, 2021, an increase of $1.3 billion, as compared to December 31, 2020. The increase is mainly attributable to growth in non-interest bearing demand and money market deposits, offset by a decline in time deposits. The increase in non-maturity deposit account categories is driven by increased customer savings rates as customers look to increase their own liquidity in this uncertain environment; in addition, the increase is attributable to the impact of economic assistance payments. The decrease in time deposits is mainly due to the runoff of higher-cost time deposits.

The following table presents the deposit balances by category as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%
Non-interest bearing demand	$10,500,482	41%	$9,632,773	39%
Interest bearing demand	3,244,624	12%	3,051,487	12%
Money market	7,554,798	29%	7,173,920	29%
Savings	2,109,211	8%	1,912,752	8%
Time, greater than $250,000	763,532	3%	899,563	4%
Time, $250,000 or less	1,714,186	7%	1,951,706	8%
Total deposits	$25,886,833	100%	$24,622,201	100%

The Company's brokered deposits totaled $382.7 million at March 31, 2021, compared to $424.1 million at December 31, 2020.

Borrowings

At March 31, 2021, the Bank had outstanding $420.4 million of securities sold under agreements to repurchase, an increase of $45.0 million from December 31, 2020. The Bank had outstanding borrowings consisting of advances from the FHLB of $281.4 million at March 31, 2021, which decreased $490.0 million from December 31, 2020. The decrease is attributable to maturity payoffs during the quarter. The FHLB advances are secured by loans and have fixed interest rates ranging from 1.40% to 7.10% that mature in 2021 through 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $369.8 million and $343.5 million at March 31, 2021 and December 31, 2020, respectively.  The increase is mainly due to the $26.6 million change in fair value for the junior subordinated debentures elected to be carried at fair value, which is due mostly to an increase in the discount rates offset by a decrease in the credit spread, and an increase in the implied forward curve resulting in an increase in interest cash flows. As of March 31, 2021, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three-month LIBOR.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank's liquidity strategy includes an elevated on-balance sheet liquidity position to further enhance flexibility due to the increased market volatility and uncertainty as a result of the COVID-19 pandemic. As a result, the Company believes that it has sufficient cash and access to borrowings to effectively manage through the COVID-19 pandemic as well as meet its working capital and other needs. The Company will continue to prudently evaluate and maintain liquidity sources, including the management and utilization of our borrowing sources.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 6% of total deposits at March 31, 2021 and 7% of total deposits at December 31, 2020. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $7.6 billion at March 31, 2021, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $683.0 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at March 31, 2021. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $50.0 million of dividends paid by the Bank to the Company in the three months ended March 31, 2021.  There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. The Company is required to seek FDIC and Oregon Division of Financial Regulation approval for quarterly dividends from Umpqua Bank to the Company. The timing of the quarterly dividend is after each quarter's earnings release to provide the Company's Board of Directors and regulators with the opportunity to review final quarterly financial results and financial projections, prior to the announcement of any dividend. The Company expects to continue this cadence in future quarters.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $392.0 million during the three months ended March 31, 2021, with the difference between cash used in operating activities and net income consisting primarily of proceeds from the sale of loans held for sale of $1.8 billion, and the decrease in other assets of $128.2 million, offset by originations of loans held for sale of $1.6 billion and the gain on sale of loans of $50.2 million. This compares to net cash used in operating activities of $119.1 million during the three months ended March 31, 2020, with the difference between cash used in operating activities and net loss consisting of goodwill impairment of $1.8 billion, originations of loans held for sale of $1.1 billion, the net increase in other assets of $219.6 million, and gain on sale of loans of $38.3 million, offset by proceeds from the sale of loans held for sale of $1.2 billion, provision for loan and lease losses of $118.1 million, and a loss on fair value of residential mortgage servicing rights carried at fair value of $30.7 million

Net cash of $495.1 million used in investing activities during the three months ended March 31, 2021, consisted principally of purchases of available for sale investment securities of $555.3 million, and net loan originations of $267.9 million, offset by proceeds from available for sale investment securities of $227.1 million and the proceeds from sales of loans and leases of $82.5 million. This compares to net cash of $74.1 million used in investing activities during the three months ended March 31, 2020, which consisted principally of purchases of investment securities available for sale of $140.4 million, net loan originations of $109.5 million, and purchases of restricted equity securities of $20.0 million, offset by proceeds from investment securities available for sale of $168.9 million, and proceeds from sales of loans and leases of $22.0 million.

Net cash of $771.1 million provided by financing activities during the three months ended March 31, 2021, primarily consisted of $1.3 billion net increase in deposits and the net increase in securities sold under agreements to repurchase of $45.0 million, offset by $490.0 million repayment of borrowings and $46.2 million of dividends paid on common stock. This compares to net cash of $488.1 million provided by financing activities during the three months ended March 31, 2020, primarily consisted of proceeds from borrowings of $600.0 million and $218.0 million net increase in deposits, offset by $310.0 million repayment of borrowings and $46.2 million of dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2021, it is possible that our deposit growth may not be maintained at previous levels due to pricing pressure, store consolidations, or customers' spending habits due to the COVID-19 pandemic. In addition, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at March 31, 2021 and December 31, 2020 was $2.7 billion. The change in shareholders' equity during the three months ended March 31, 2021 was principally due to the other comprehensive loss, net of tax, and cash dividends declared, offset by net income.

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

The timing of the quarterly dividend is after each quarter's earnings release to provide the Company's Board of Directors with the opportunity to review final quarterly financial results and financial projections, prior to the announcement of any dividend. The Company expects to continue this cadence in future quarters. On February 1, 2021, the Company declared a cash dividend for the fourth quarter of 2020 in the amount of $0.21 per common share based on fourth quarter 2020 performance, which was paid on February 26, 2021.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2021 and the three months ended March 31, 2020.

	Three Months Ended
	March 31, 2021	March 31, 2020
Dividend declared per common share	$0.21	$0.21
Dividend payout ratio	43%	(2)%

As of March 31, 2021, a total of 9.5 million shares are available for repurchase under the Company's share repurchase plan. During the three months ended March 31, 2021, no shares were repurchased under this plan. The timing and amount of future repurchases will depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, our capital plan, and bank or bank holding company regulatory approvals.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or entirely by tendering previously held shares.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel III at March 31, 2021 and December 31, 2020:

	Actual		For Capital Adequacy purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total Capital
(to Risk Weighted Assets)
Consolidated	$3,392,620	15.81%	$1,716,294	8.00%	$2,145,368	10.00%
Umpqua Bank	$3,179,886	14.82%	$1,716,686	8.00%	$2,145,857	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,694,597	12.56%	$1,287,221	6.00%	$1,716,294	8.00%
Umpqua Bank	$2,932,861	13.67%	$1,287,514	6.00%	$1,716,686	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,694,597	12.56%	$965,416	4.50%	$1,394,489	6.50%
Umpqua Bank	$2,932,861	13.67%	$965,636	4.50%	$1,394,807	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,694,597	9.18%	$1,174,659	4.00%	$1,468,324	5.00%
Umpqua Bank	$2,932,861	9.98%	$1,175,098	4.00%	$1,468,873	5.00%
December 31, 2020
Total Capital
(to Risk Weighted Assets)
Consolidated	$3,347,926	15.63%	$1,713,891	8.00%	$2,142,364	10.00%
Umpqua Bank	$3,134,116	14.63%	$1,713,809	8.00%	$2,142,262	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,636,194	12.31%	$1,285,418	6.00%	$1,713,891	8.00%
Umpqua Bank	$2,873,383	13.41%	$1,285,357	6.00%	$1,713,809	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,636,194	12.31%	$964,064	4.50%	$1,392,536	6.50%
Umpqua Bank	$2,873,383	13.41%	$964,018	4.50%	$1,392,470	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,636,194	8.98%	$1,174,129	4.00%	$1,467,661	5.00%
Umpqua Bank	$2,873,383	9.79%	$1,174,065	4.00%	$1,467,581	5.00%

Along with enactment of the CARES Act, the federal bank regulatory authorities issued an interim final rule to provide banking organizations that are required to implement CECL before the end of 2020 the option to delay the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. The Company elected this capital relief and will delay the estimated regulatory capital impact of adopting CECL, relative to the incurred loss methodology's effect on regulatory capital.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2021 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of March 31, 2021.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in our Form 10-K for the year ended December 31, 2020. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes from the risk factors described in our Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2021:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
1/1/21 - 1/31/21	1,834	$15.43	—	9,524,429
2/1/21 - 2/28/21	98,428	$15.44	—	9,524,429
3/1/21 - 3/31/21	43,570	$17.59	—	9,524,429
Total for quarter	143,832	$16.09	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 143,832 shares to be issued upon vesting of restricted stock awards to pay withholding taxes. During the three months ended March 31, 2021, no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  As of March 31, 2021, a total of 9.5 million shares remained available for repurchase. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, our capital plan and bank or bank holding company regulatory approvals.

Item 3.            Defaults upon Senior Securities

Not applicable

Item 4.            Mine Safety Disclosures

Not applicable

Item 5.            Other Information

Not applicable

Item 6.            Exhibits

Exhibit #	Description

3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1*	Umpqua Holdings Corporation Notice of Performance Share Award based on relative TSR performance

10.2*	(d) Employment Agreement with CEO Cort O'Haver

10.3*	(e) Form of Employment Agreement with Executive Officers

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101)

*	Compensatory plan or arrangement

(a)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 23, 2018

(b)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed March 24, 2020

(c)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

(d)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 6, 2021

(e)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2021

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	May 6, 2021	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	May 6, 2021	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/Chief Financial Officer and Principal Financial Officer

Dated	May 6, 2021	/s/ Lisa M. White
Lisa M. White Senior Vice President/Corporate Controller and Principal Accounting Officer