Form 10-Q
period 2021-06-30
UMPQUA HOLDINGS CORP
filed 2021-08-05
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	June 30, 2021
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Common stock, no par value: 220,133,236 shares outstanding as of July 31, 2021

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

PART I.       FINANCIAL INFORMATION
Item 1.         Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks (restricted cash of $91,673 and $92,955)	$397,526	$370,219
Interest bearing cash and temporary investments (restricted cash of $357 and $2,574)	2,688,285	2,202,962
Total cash and cash equivalents	3,085,811	2,573,181
Investment securities
Equity and other, at fair value	82,099	83,077
Available for sale, at fair value	3,473,950	2,932,558
Held to maturity, at amortized cost	2,876	3,034
Loans held for sale (at fair value: $429,052 and $688,079)	429,052	766,225
Loans and leases (at fair value: $359,273 and $0)	22,143,739	21,779,367
Allowance for credit losses on loans and leases	(279,887)	(328,401)
Net loans and leases	21,863,852	21,450,966
Restricted equity securities	15,247	41,666
Premises and equipment, net	172,546	178,050
Operating lease right-of-use assets	95,030	104,937
Goodwill	—	2,715
Other intangible assets, net	11,100	13,360
Residential mortgage servicing rights, at fair value	102,699	92,907
Bank owned life insurance	324,998	323,470
Other assets	625,705	669,029
Total assets	$30,284,965	$29,235,175
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$10,718,921	$9,632,773
Interest bearing	15,434,632	14,989,428
Total deposits	26,153,553	24,622,201
Securities sold under agreements to repurchase	480,302	375,384
Borrowings	111,405	771,482
Junior subordinated debentures, at fair value	287,723	255,217
Junior subordinated debentures, at amortized cost	88,155	88,268
Operating lease liabilities	106,195	113,593
Deferred tax liability, net	2,497	5,441
Other liabilities	288,819	299,012
Total liabilities	27,518,649	26,530,598
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2021 and 2020; issued and outstanding: 220,626,452 in 2021 and 220,226,335 in 2020	3,517,641	3,514,599
Accumulated deficit	(801,954)	(932,767)
Accumulated other comprehensive income	50,629	122,745
Total shareholders' equity	2,766,316	2,704,577
Total liabilities and shareholders' equity	$30,284,965	$29,235,175

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
INTEREST INCOME
Interest and fees on loans and leases	$223,470	$235,174	$444,611	$481,167
Interest and dividends on investment securities:
Taxable	14,619	9,015	27,731	25,620
Exempt from federal income tax	1,487	1,520	3,021	3,082
Dividends	405	568	1,003	1,246
Interest on temporary investments and interest bearing deposits	774	403	1,398	3,734
Total interest income	240,755	246,680	477,764	514,849
INTEREST EXPENSE
Interest on deposits	7,016	26,222	17,694	66,512
Interest on securities sold under agreement to repurchase and federal funds purchased	68	194	144	589
Interest on borrowings	866	3,839	2,638	7,885
Interest on junior subordinated debentures	3,042	3,922	6,094	8,825
Total interest expense	10,992	34,177	26,570	83,811
Net interest income	229,763	212,503	451,194	431,038
(RECAPTURE) PROVISION FOR CREDIT LOSSES	(22,996)	87,085	(22,996)	205,170
Net interest income after (recapture) provision for credit losses	252,759	125,418	474,190	225,868
NON-INTEREST INCOME
Service charges on deposits	10,310	8,757	19,957	20,230
Card-based fees	10,274	5,901	17,648	13,318
Brokerage revenue	1,135	3,805	5,050	7,820
Residential mortgage banking revenue, net	44,443	83,877	109,476	101,417
Gain on sale of debt securities, net	—	323	4	190
Gain (loss) on equity securities, net	4	240	(702)	1,054
Gain on loan and lease sales, net	5,318	1,074	6,691	2,241
Bank owned life insurance income	2,092	2,116	4,163	4,245
Other income	17,499	9,387	37,588	5,610
Total non-interest income	91,075	115,480	199,875	156,125
NON-INTEREST EXPENSE
Salaries and employee benefits	121,573	116,676	245,707	226,450
Occupancy and equipment, net	34,657	36,171	69,292	73,172
Communications	3,004	2,939	5,767	6,067
Marketing	2,054	1,759	3,426	4,289
Services	13,512	10,356	24,262	21,126
FDIC assessments	1,607	3,971	4,206	6,513
Intangible amortization	1,130	1,246	2,260	2,493
Goodwill impairment	—	—	—	1,784,936
Other expenses	11,863	8,792	22,072	19,522
Total non-interest expense	189,400	181,910	376,992	2,144,568
Income (loss) before provision for income taxes	154,434	58,988	297,073	(1,762,575)
Provision for income taxes	38,291	6,062	73,193	36,446
Net income (loss)	$116,143	$52,926	$223,880	$(1,799,021)
Earnings (loss) per common share:
Basic	$0.53	$0.24	$1.02	($8.17)
Diluted	$0.53	$0.24	$1.01	($8.17)
Weighted average number of common shares outstanding:
Basic	220,593	220,210	220,481	220,213
Diluted	221,022	220,320	220,928	220,213

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$116,143	$52,926	$223,880	$(1,799,021)
Available for sale securities:
Unrealized gains (losses) arising during the period	22,821	4,570	(64,524)	112,331
Income tax (expense) benefit related to unrealized gains (losses)	(5,870)	(1,175)	16,595	(28,892)

Reclassification adjustment for net realized gains in earnings	—	(323)	(4)	(190)
Income tax expense related to realized gains	—	83	1	49
Net change in unrealized gains (losses) for available for sale securities	16,951	3,155	(47,932)	83,298

Junior subordinated debentures, at fair value:
Unrealized (losses) gains arising during the period	(5,996)	(37,450)	(32,558)	41,412
Income tax benefit (expense) related to unrealized gains	1,542	9,632	8,374	(10,651)
Net change in unrealized (losses) gains for junior subordinated debentures, at fair value	(4,454)	(27,818)	(24,184)	30,761
Other comprehensive (loss) income, net of tax	12,497	(24,663)	(72,116)	114,059
Comprehensive income (loss)	$128,640	$28,263	$151,764	$(1,684,962)

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2020	220,229,282	$3,514,000	$770,366	$29,549	$4,313,915
Net loss			(1,851,947)		(1,851,947)
Other comprehensive income, net of tax				138,722	138,722
Stock-based compensation		2,253			2,253
Stock repurchased and retired	(486,757)	(8,573)			(8,573)
Issuances of common stock under stock plans	432,595	—			—
Cash dividends on common stock ($0.21 per share)			(46,578)		(46,578)
Cumulative effect adjustment (1)			(40,181)		(40,181)
Balance at March 31, 2020	220,175,120	$3,507,680	$(1,168,340)	$168,271	$2,507,611
Net income			52,926		52,926
Other comprehensive loss, net of tax				(24,663)	(24,663)
Stock-based compensation		2,503			2,503
Stock repurchased and retired	(3,707)	(38)			(38)
Issuances of common stock under stock plans	47,694	—			—
Balance at June 30, 2020	220,219,107	$3,510,145	$(1,115,414)	$143,608	$2,538,339
Net income			124,871		124,871
Other comprehensive loss, net of tax				(8,586)	(8,586)
Stock-based compensation		2,025			2,025
Stock repurchased and retired	(1,523)	(17)			(17)
Issuances of common stock under stock plans	4,614	—			—
Cash dividends on common stock ($0.21 per share)			(46,388)		(46,388)
Balance at September 30, 2020	220,222,198	$3,512,153	$(1,036,931)	$135,022	$2,610,244
Net income			150,730		150,730
Other comprehensive loss, net of tax				(12,277)	(12,277)
Stock-based compensation		2,473			2,473
Stock repurchased and retired	(2,022)	(27)			(27)
Issuances of common stock under stock plans	6,159	—			—
Cash dividends on common stock ($0.21 per share)			(46,566)		(46,566)
Balance at December 31, 2020	220,226,335	$3,514,599	$(932,767)	$122,745	$2,704,577

Balance at January 1, 2021	220,226,335	$3,514,599	$(932,767)	$122,745	$2,704,577
Net income			107,737		107,737
Other comprehensive loss, net of tax				(84,613)	(84,613)
Stock-based compensation		2,964			2,964
Stock repurchased and retired	(143,832)	(2,315)			(2,315)
Issuances of common stock under stock plans	408,700	—			—
Cash dividends on common stock ($0.21 per share)			(46,481)		(46,481)
Balance at March 31, 2021	220,491,203	$3,515,248	$(871,511)	$38,132	$2,681,869
Net income			116,143		116,143
Other comprehensive income, net of tax				12,497	12,497
Stock-based compensation		2,377			2,377
Stock repurchased and retired	(957)	(18)			(18)
Issuances of common stock under stock plans	136,206	34			34
Cash dividends on common stock ($0.21 per share)			(46,586)		(46,586)
Balance at June 30, 2021	220,626,452	$3,517,641	$(801,954)	$50,629	$2,766,316

(1) The cumulative effect adjustment relates to the implementation of new accounting guidance for the allowance for credit losses on January 1, 2020.

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$223,880	$(1,799,021)
Adjustments to reconcile net income to net cash used in operating activities:
Goodwill impairment	—	1,784,936
Amortization of investment premiums, net	8,181	12,822
Gain on sale of investment securities, net	(4)	(190)
(Recapture) provision for credit losses	(22,996)	205,170
Change in cash surrender value of bank owned life insurance	(4,236)	(4,319)
Depreciation, amortization and accretion	15,769	20,015
Loss (gain) on sale of premises and equipment	593	(3)
Additions to residential mortgage servicing rights carried at fair value	(22,395)	(23,470)
Change in fair value of residential mortgage servicing rights carried at fair value	12,603	42,124
Stock-based compensation	5,341	4,756
Net decrease (increase) in equity and other investments	276	(739)
Loss (gain) on equity securities, net	702	(1,054)
Gain on sale of loans and leases, net	(87,786)	(119,647)
Change in fair value of loans held for sale	17,215	(14,273)
Origination of loans held for sale	(2,888,555)	(2,974,279)
Proceeds from sales of loans held for sale	2,973,721	3,023,664
Change in other assets and liabilities:
Net decrease (increase) in other assets	49,333	(265,107)
Net increase (decrease) in other liabilities	4,755	(36,279)
Net cash provided by (used in) operating activities	286,397	(144,894)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(1,023,892)	(353,601)
Proceeds from investment securities available for sale	408,950	401,464
Purchases of restricted equity securities	(34)	(19,999)
Redemption of restricted equity securities	26,453	12,400
Net change in loans and leases	(213,070)	(1,566,117)
Proceeds from sales of loans and leases	140,011	41,386
Change in premises and equipment	(8,822)	(9,171)
Proceeds from bank owned life insurance death benefits	2,708	57
Net cash received from sale of Umpqua Investments, Inc.	10,781	—
Other	1,734	938
Net cash used in investing activities	$(655,181)	$(1,492,643)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$1,531,374	$2,363,045
Net increase in securities sold under agreements to repurchase	104,918	87,106
Proceeds from borrowings	—	600,000
Repayment of borrowings	(660,000)	(410,000)
Net proceeds from issuance of common stock	34	—
Dividends paid on common stock	(92,579)	(92,485)
Repurchase and retirement of common stock	(2,333)	(8,611)
Net cash provided by financing activities	881,414	2,539,055
Net increase in cash and cash equivalents	512,630	901,518
Cash and cash equivalents, beginning of period	2,573,181	1,362,756
Cash and cash equivalents, end of period	$3,085,811	$2,264,274

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$26,646	$87,742
Income taxes	$78,592	$68,332
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$(47,932)	$83,298
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$(24,184)	$30,761
Cumulative effect adjustment to retained earnings	$—	$40,181
Transfer of loans to loans held for sale	$—	$9,674
Transfer of loans held for sale to loans	$315,887	$—
Change in GNMA mortgage loans recognized due to repurchase option	$—	$(1,752)

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation conform to accounting principles generally accepted in the United States of America. All references in this report to "Umpqua," "we," "our," or "us" or similar references mean the Company and include our consolidated subsidiaries where the context so requires. References to "Bank" refer to our subsidiary Umpqua Bank, an Oregon state-chartered commercial bank. FinPac is the Bank's wholly-owned subsidiary, a commercial equipment leasing company. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and the Bank's wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of the Company's accounting policies is included in the 2020 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2020 Annual Report filed on Form 10-K.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to June 30, 2021, for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications, including the reclassification of the line items within non-interest income to add the card-based fees line item, as well as changes to our segment reporting structure.

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

Note 2 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses and approximate fair values of debt securities at June 30, 2021 and December 31, 2020:

	June 30, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$733,702	$41,980	$(1,314)	$774,368
Obligations of states and political subdivisions	265,179	13,331	(384)	278,126
Residential mortgage-backed securities and collateralized mortgage obligations	2,408,539	34,789	(21,872)	2,421,456
Total available for sale securities	$3,407,420	$90,100	$(23,570)	$3,473,950
Held to maturity:
Residential mortgage-backed securities and collateralized mortgage obligations	$2,876	$814	$—	$3,690
Total held to maturity securities	$2,876	$814	$—	$3,690

	December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$698,243	$64,271	$(312)	$762,202
Obligations of states and political subdivisions	263,546	15,996	(31)	279,511
Residential mortgage-backed securities and collateralized mortgage obligations	1,839,711	51,583	(449)	1,890,845
Total available for sale securities	$2,801,500	$131,850	$(792)	$2,932,558
Held to maturity:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,034	$849	$—	$3,883
Total held to maturity securities	$3,034	$849	$—	$3,883

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $9.5 million and $8.9 million as of June 30, 2021 and December 31, 2020, respectively, and is included in Other Assets.

Debt securities that were in an unrealized loss position as of June 30, 2021 and December 31, 2020 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$65,717	$1,314	$—	$—	$65,717	$1,314
Obligations of states and political subdivisions	31,867	384	—	—	31,867	384
Residential mortgage-backed securities and collateralized mortgage obligations	1,227,877	21,872	—	—	1,227,877	21,872
Total temporarily impaired securities	$1,325,461	$23,570	$—	$—	$1,325,461	$23,570

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$29,493	$312	$—	$—	$29,493	$312
Obligations of states and political subdivisions	4,357	31	—	—	4,357	31
Residential mortgage-backed securities and collateralized mortgage obligations	215,165	449	—	—	215,165	449
Total temporarily impaired securities	$249,015	$792	$—	$—	$249,015	$792

These unrealized losses on the debt securities held by the Company were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the issuers of the debt securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2021 are issued or guaranteed by government sponsored enterprises. Because the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an allowance for credit losses at June 30, 2021.

The following table presents the contractual maturities of debt securities at June 30, 2021:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$10,037	$10,095	$—	$—
Due after one year through five years	106,685	111,680	2	2
Due after five years through ten years	884,024	930,794	8	8
Due after ten years	2,406,674	2,421,381	2,866	3,680
Total securities	$3,407,420	$3,473,950	$2,876	$3,690

The following table presents, as of June 30, 2021, investment securities that were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$319,811	$328,578
Other securities pledged principally to secure repurchase agreements	693,391	724,146
Total pledged securities	$1,013,202	$1,052,724

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Commercial real estate
Non-owner occupied term, net	$3,580,386	$3,505,802
Owner occupied term, net	2,398,326	2,333,945
Multifamily, net	3,553,704	3,349,196
Construction & development, net	857,866	828,478
Residential development, net	193,904	192,761
Commercial
Term, net	3,748,269	4,024,467
Lines of credit & other, net	908,518	862,760
Leases & equipment finance, net	1,437,372	1,456,630
Residential
Mortgage, net	4,145,432	3,871,906
Home equity loans & lines, net	1,118,278	1,136,064
Consumer & other, net	201,684	217,358
Total loans and leases, net of deferred fees and costs	$22,143,739	$21,779,367

As of June 30, 2021 and December 31, 2020, the net deferred costs were $27.4 million and $38.6 million, respectively. The Bank participated in the PPP to originate SBA loans designated to help businesses maintain their workforce and cover other working capital needs during the COVID-19 pandemic. As of June 30, 2021, the Bank had approximately 14,000 PPP loans, totaling $1.4 billion in net loans, which are classified as commercial term loans in the table above. As of December 31, 2020, the Bank had approximately 15,000 PPP loans totaling $1.8 billion in net loans. Net deferred costs include net deferred fees for the origination of PPP loans of $36.8 million and $26.9 million as of June 30, 2021 and December 31, 2020, respectively. The PPP net deferred fees and costs are a yield adjustment over the remaining term of these loans. The loans are fully guaranteed by the SBA and the maximum term of the loans is either two or five years; however, the majority of the loan balances are expected to be forgiven by the SBA, which will accelerate the recognition of these net deferred fees at the forgiveness date.

Total loans and leases also include discounts on acquired loans of $13.4 million and $17.9 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, loans totaling $15.1 billion were pledged to secure borrowings and available lines of credit. The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. Interest accrued on loans totaled $71.5 million and $74.8 million as of June 30, 2021 and December 31, 2020, respectively, and is included in Other Assets.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the lease and equipment finance segment within the loans and leases, net line item. These leases typically have terms of three to five years and are considered to be direct financing leases. Interest income recognized on these leases was $5.6 million and $11.2 million for the three and six months ended June 30, 2021, respectively, as compared to $7.1 million and $13.8 million for the three and six months ended June 30, 2020, respectively.

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases. The following table summarizes the carrying value of loans and leases sold by major loan type during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Commercial real estate
Non-owner occupied term, net	$17,866	$6,373	$23,296	$9,758
Owner occupied term, net	10,812	3,426	12,423	9,192
Multifamily, net	3,776	—	3,776	—
Commercial
Term, net	19,321	8,475	28,314	20,152
Leases & equipment finance, net	—	—	—	43
Residential
Mortgage, net	389	—	1,712	—
Consumer & other	—	—	63,799	—
Total loans and leases sold, net	$52,164	$18,274	$133,320	$39,145
Note 4 – Allowance for Credit Losses

Allowance for Credit Losses Methodology

In accordance with CECL, the ACL represents management's estimate of lifetime credit losses for assets within its scope, specifically loans and leases and unfunded commitments. To calculate the ACL, management uses models to estimate the PD and LGD for loans utilizing inputs that include forecasted future economic conditions and that are dependent upon specific macroeconomic variables relevant to each of the Bank's loan and lease portfolios. Moody's Analytics, a third party, provided the historical and forward-looking macroeconomic data utilized in the models used to calculate the ACL.

For ACL calculation purposes, the Bank considered the financial and economic environment at the time of assessment and economic scenarios that differed in the levels of severity and sensitivity to the ACL results. At each measurement date, the Bank selects the scenario that reflects its view of future economic conditions and is determined to be the most probable outcome.

All forecasts are updated for each variable where applicable and incorporated as relevant into the ACL calculation. Actual credit loss results and the timing thereof will differ from the estimate of credit losses, either in a strong economy or a recession, as the portfolio will change through time due to growth, risk mitigation actions and other factors. In addition, the scenarios used will differ and change through time as economic conditions change. Economic scenarios might not capture deterioration or improvement in the economy timely enough for the Bank to be able to adequately assess the impact to the ACL.

Select macroeconomic variables are projected over the forecast period, and they could have a material impact in determining the ACL. As the length of the forecast period increases, information about the future becomes less readily available and projections are inherently less certain.

The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate for all portfolio segments, during the three and six months ended June 30, 2021, were primarily related to changes in the economic assumptions. The Bank opted to use Moody's Analytics' May consensus economic forecast for estimating the ACL as of June 30, 2021. This scenario is based on Moody's Analytics' review of a variety of surveys of baseline forecasts of the U.S. economy. These surveys vary in date of latest vintage, number of updates per year, list of variables forecast, duration of forecast, frequency of data (quarterly or annual), and the number of respondents. In the preparation of the Moody's Analytics consensus forecast, the focus is on the next three to five years, since that is the most typical duration in the surveyed results. Moody's Analytics' approach is to give greater consideration to the most recently produced forecasts, since they will include the most up-to-date historical information, and to those variables for which the number of surveyed responses is largest.

In the consensus scenario selected, the probability that the economy will perform better than this consensus is equal to the probability that it will perform worse and included the following factors:
•U.S. real GDP annualized growth of 7.4% in 2021;
•U.S. unemployment rate average of 5.5% in 2021 with return to less than 5.0% unemployment by Q4 2021;
•COVID infections abate in June 2021;
•Federal Reserve to keep target range for the Fed Funds rate at 0.0% to 0.25% until early 2023.

The Bank uses an additional scenario that differs in terms of severity within the variables, both favorable and unfavorable, to assess sensitivity in the ACL results and to inform qualitative adjustments. The Bank selected the Moody's Analytics' May S2 scenario for this analysis. In the scenario selected, there is a 75% probability that the economy will perform better, broadly speaking, and a 25% probability that it will perform worse; and the scenario includes the following factors:
•New cases, hospitalizations and deaths from COVID-19 diminish more slowly than anticipated, delaying the reopening of some businesses in some areas of the country;
•The stimulus is less effective than expected because of slower consumer spending. More of the funds end up in savings and thus fiscal multipliers are smaller than assumed in the consensus scenario;
•U.S. real GDP annualized growth of 5.7% in 2021;
•U.S. unemployment rate average of 6.3% in 2021 with return to less than 5.0% unemployment by Q3 2022;
•COVID infections abate in October 2021;
•Federal Reserve to keep target range for the Fed Funds rate near 0.0% until Q2 2024.

The results using the comparison scenario for sensitivity analysis were reviewed by management and were considered when evaluating the qualitative factors adjustments.

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

Commercial Real Estate: Non-owner occupied commercial real estate, multifamily, and construction loans are analyzed using a model that uses four primary property variables: net operating income, property value, property type, and location. For PD estimation, the model simulates potential future paths of net operating income given commercial real estate market factors determined from macroeconomic and regional commercial real estate forecasts. Using the resulting expected debt service coverage ratios, together with predicted loan-to-values and other variables, the model estimates PD from the range of conditional possibilities. In addition, the model estimates maturity PD capturing refinance default risk to produce a total PD for the loan. The model estimates LGD, inclusive of principal loss and liquidation expenses, empirically using predicted loan-to-value as well as certain market and other factors. The LGD calculation also includes a separate maturity risk component. The primary economic drivers in the model are GDP growth, U.S. unemployment rate, and 10-Year Treasury yield. These economic drivers are translated into a forecast provided by Moody's Analytics' REIS of real estate metrics, such as rental rates, vacancies and cap rates. The model produces PD and LGD on a quarter-by-quarter basis for the life of loan.

The owner-occupied commercial real-estate portfolio utilizes a top-down macroeconomic model using linear regression. This model produces portfolio level quarterly net charge-off rates for 10 years and carries forward the last quarter's projected expected loss percentage to remaining periods. The primary economic drivers for this model are the 7-year A vs Aa corporate bond spread and S&P 500 corporate after-tax profits.

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

The Company evaluated each qualitative factor as of June 30, 2021, and made certain qualitative adjustments to the amounts indicated by the models as considered necessary to adequately reflected the significant changes in credit conditions and overall portfolio risk.

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

The following tables summarize activity related to the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$154,475	$128,838	$21,090	$6,880	$311,283
(Recapture) provision for credit losses for loans and leases	(25,484)	5,964	3,997	(2,252)	(17,775)
Charge-offs	(129)	(16,093)	—	(857)	(17,079)
Recoveries	89	2,681	209	479	3,458
Net (charge-offs) recoveries	(40)	(13,412)	209	(378)	(13,621)
Balance, end of period	$128,951	$121,390	$25,296	$4,250	$279,887
Reserve for unfunded commitments
Balance, beginning of period	$15,668	$1,801	$1,288	$1,003	$19,760
(Recapture) provision for credit losses on unfunded commitments	(5,574)	344	422	(413)	(5,221)
Balance, end of period	10,094	2,145	1,710	590	14,539
Total allowance for credit losses	$139,045	$123,535	$27,006	$4,840	$294,426

	Six Months Ended June 30, 2021
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$141,710	$150,864	$27,964	$7,863	$328,401
(Recapture) provision for credit losses for loans and leases	(13,058)	1,461	(2,915)	(2,737)	(17,249)
Charge-offs	(170)	(35,707)	(70)	(2,047)	(37,994)
Recoveries	469	4,772	317	1,171	6,729
Net recoveries (charge-offs)	299	(30,935)	247	(876)	(31,265)
Balance, end of period	$128,951	$121,390	$25,296	$4,250	$279,887
Reserve for unfunded commitments
Balance, beginning of period	15,360	2,190	1,661	1,075	20,286
(Recapture) provision for credit losses on unfunded commitments	(5,266)	(45)	49	(485)	(5,747)
Balance, end of period	10,094	2,145	1,710	590	14,539
Total allowance for credit losses	$139,045	$123,535	$27,006	$4,840	$294,426

	Three Months Ended June 30, 2020
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$99,778	$146,607	$34,251	$10,784	$291,420
Provision for credit losses for loans and leases	52,890	21,301	6,157	1,136	81,484
Charge-offs	—	(17,549)	(143)	(1,761)	(19,453)
Recoveries	160	2,256	283	595	3,294
Net recoveries (charge-offs)	160	(15,293)	140	(1,166)	(16,159)
Balance, end of period	$152,828	$152,615	$40,548	$10,754	$356,745
Reserve for unfunded commitments
Balance, beginning of period	$15,760	$2,927	$1,741	$499	$20,927
Provision (recapture) for credit losses on unfunded commitments	5,048	(6)	320	79	5,441
Balance, end of period	20,808	2,921	2,061	578	26,368
Total allowance for credit losses	$173,636	$155,536	$42,609	$11,332	$383,113

	Six Months Ended June 30, 2020
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$50,847	$73,820	$24,714	$8,248	$157,629
Impact of CECL adoption	5,077	44,009	2,099	(1,186)	49,999
Adjusted balance, beginning of period	55,924	117,829	26,813	7,062	207,628
Provision for credit losses for loans and leases	96,498	70,974	13,342	6,172	186,986
Charge-offs	—	(40,157)	(154)	(3,597)	(43,908)
Recoveries	406	3,969	547	1,117	6,039
Net recoveries (charge-offs)	406	(36,188)	393	(2,480)	(37,869)
Balance, end of period	$152,828	$152,615	$40,548	$10,754	$356,745
Reserve for unfunded commitments
Balance, beginning of period	$534	$2,539	$149	$1,884	$5,106
Impact of CECL adoption	4,030	(487)	1,267	(1,572)	3,238
Adjusted balance, beginning of period	4,564	2,052	1,416	312	8,344
Provision for credit losses on unfunded commitments	16,244	869	645	266	18,024
Balance, end of period	20,808	2,921	2,061	578	26,368
Total allowance for credit losses	$173,636	$155,536	$42,609	$11,332	$383,113

The following table presents the unfunded commitments for the period ended June 30, 2021 and 2020:

(in thousands)	Total
Unfunded loan and lease commitments
June 30, 2021	$6,022,792
June 30, 2020	$5,849,611

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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements is determined by the LGD calculated by the CECL model and therefore leases and equipment finance agreements on non-accrual will have an allowance for credit losses until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the three and six months ended June 30, 2021 and 2020.

Due to the deterioration of the U.S. economy resulting from the COVID-19 pandemic, the Company has had an increase in loan payment deferral and forbearance requests. Once a deferral or forbearance request is received, a late charge waiver is put in place and payments are suspended for an agreed-upon period. Accrued and unpaid interest during the deferral period will be collected upon the expiration of the deferral or on a regular repayment schedule at the end of the deferral period. For certain loan types, the maturity date may be extended to allow for full amortization. In accordance with various government-mandated programs, these loans are generally classified based on their past due status prior to their deferral period, so they are classified as performing loans that accrue interest. As of June 30, 2021, loans of approximately $167.3 million are currently deferred under various federal and state guidelines and are classified as current as their contractual payments have been deferred. These deferred loans do not include deferrals of delinquent repurchased GNMA loans as the credit risk of these loans are guaranteed by government programs such as Federal Housing Agency, Veterans Affairs, and USDA Rural Development. At June 30, 2021, approximately $150.6 million of GNMA repurchased loans were on deferral. At December 31, 2020, the Bank had $355.5 million in deferred loans under various federal and state guidelines, excluding GNMA repurchased loans on deferral of $177.7 million.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual (1)	Current	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$—	$434	$—	$434	$3,563	$3,576,389	$3,580,386
Owner occupied term, net	224	1,797	1	2,022	5,471	2,390,833	2,398,326
Multifamily, net	578	—	—	578	—	3,553,126	3,553,704
Construction & development, net	—	—	—	—	—	857,866	857,866
Residential development, net	—	—	—	—	—	193,904	193,904
Commercial
Term, net	265	141	8	414	3,875	3,743,980	3,748,269
Lines of credit & other, net	194	3,080	1	3,275	124	905,119	908,518
Leases & equipment finance, net	8,933	7,966	2,246	19,145	7,640	1,410,587	1,437,372
Residential
Mortgage, net	1,422	3,117	24,888	29,427	—	4,116,005	4,145,432
Home equity loans & lines, net	1,195	141	1,760	3,096	—	1,115,182	1,118,278
Consumer & other, net	802	357	240	1,399	—	200,285	201,684
Total, net of deferred fees and costs	$13,613	$17,033	$29,144	$59,790	$20,673	$22,063,276	$22,143,739
(1) Loans and leases on non-accrual with an amortized cost basis of $20.7 million had a related allowance for credit losses of $6.3 million at June 30, 2021.

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

Collateral Dependent Loans and Leases

Loans are classified as collateral dependent when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes the amortized cost basis of the collateral dependent loans and leases by the type of collateral securing the assets as of June 30, 2021. There have been no significant changes in the level of collateralization from the prior periods.

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$3,259	$—	$—	$3,259
Owner occupied term, net	—	5,005	—	—	5,005
Commercial
Term, net	424	547	669	1,863	3,503
Line of credit & other, net	—	—	40	86	126
Leases & equipment finance, net	—	—	7,640	—	7,640
Residential
Mortgage, net	28,116	—	—	—	28,116
Home equity loans & lines, net	3,101	—	—	—	3,101
Total net of deferred fees and costs	$31,641	$8,811	$8,349	$1,949	$50,750

Troubled Debt Restructurings

At June 30, 2021 and December 31, 2020, troubled debt restructured loans of $13.1 million and $15.0 million, respectively, were classified as accruing TDR loans. The TDRs were granted in response to borrower financial difficulties, and generally provide for a temporary modification of loan repayment terms. In order for a new TDR loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

The following tables present TDR loans by accrual versus non-accrual status and by portfolio segment as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$1,288	$79	$1,367	7
Residential, net	11,753	—	11,753	68
Consumer & other, net	31	—	31	5
Total, net of deferred fees and costs	$13,072	$79	$13,151	80

	December 31, 2020
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$1,345	$289	$1,634	7
Commercial, net	1,231	—	1,231	1
Residential, net	12,415	—	12,415	75
Total, net of deferred fees and costs	$14,991	$289	$15,280	83

The following table presents loans that were determined to be TDRs during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Commercial, net	$—	$8,508	$—	$8,508
Residential, net	2,532	756	4,242	6,434
Consumer & other, net	9	50	36	74
Total, net of deferred fees and costs	$2,541	$9,314	$4,278	$15,016

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

The following tables represent the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of June 30, 2021 and December 31, 2020:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$367,243	$461,782	$649,801	$459,252	$344,447	$1,101,517	$1,438	$4,086	$3,389,566
Special mention	10,800	2,232	5,828	40,838	2,768	60,785	—	—	123,251
Substandard	831	2,034	2,637	20,911	3,128	37,784	—	—	67,325
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	244	—	—	244
Total non-owner occupied term, net	$378,874	$466,048	$658,266	$521,001	$350,343	$1,200,330	$1,438	$4,086	$3,580,386
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$329,351	$260,024	$389,611	$289,634	$303,909	$740,316	$5,205	$759	$2,318,809
Special mention	557	897	7,579	20,882	10,196	18,878	—	—	58,989
Substandard	—	—	891	2,891	211	16,027	—	—	20,020
Doubtful	—	—	—	—	—	78	—	—	78
Loss	—	—	—	—	—	430	—	—	430
Total owner occupied term, net	$329,908	$260,921	$398,081	$313,407	$314,316	$775,729	$5,205	$759	$2,398,326
Multifamily, net
Credit quality indicator:
Pass/Watch	$603,948	$369,149	$843,505	$499,080	$495,286	$705,357	$22,941	$2,940	$3,542,206
Special mention	—	—	—	—	—	2,095	—	—	2,095
Substandard	—	—	—	—	9,403	—	—	—	9,403
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$603,948	$369,149	$843,505	$499,080	$504,689	$707,452	$22,941	$2,940	$3,553,704
Construction & development, net
Credit quality indicator:
Pass/Watch	$47,913	$278,333	$282,973	$159,126	$67,967	$214	$—	$—	$836,526
Special mention	—	1,635	—	11,693	—	—	—	—	13,328
Substandard	—	—	—	8,012	—	—	—	—	8,012
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$47,913	$279,968	$282,973	$178,831	$67,967	$214	$—	$—	$857,866
Residential development, net
Credit quality indicator:
Pass/Watch	$11,419	$19,512	$—	$—	$—	$—	$155,115	$7,858	$193,904
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$11,419	$19,512	$—	$—	$—	$—	$155,115	$7,858	$193,904
Total commercial real estate	$1,372,062	$1,395,598	$2,182,825	$1,512,319	$1,237,315	$2,683,725	$184,699	$15,643	$10,584,186

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$1,033,785	$962,345	$262,608	$256,230	$194,263	$261,426	$642,063	$22,184	$3,634,904
Special mention	15,000	235	—	29,674	613	1,649	27,087	1,750	76,008
Substandard	18,491	11	1,800	1,454	6,720	1,572	—	5,952	36,000
Doubtful	—	6	—	417	932	2	—	—	1,357
Loss	—	—	—	—	—	—	—	—	—
Total term, net	$1,067,276	$962,597	$264,408	$287,775	$202,528	$264,649	$669,150	$29,886	$3,748,269
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$20,553	$18,984	$17,698	$18,413	$379	$2,019	$799,448	$4,003	$881,497
Special mention	—	—	—	134	—	249	15,318	2,106	17,807
Substandard	—	489	441	—	85	958	3,167	4,072	9,212
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	1	1	2
Total lines of credit & other, net	$20,553	$19,473	$18,139	$18,547	$464	$3,226	$817,934	$10,182	$908,518
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$314,467	$404,999	$360,495	$184,314	$84,164	$49,925	$—	$—	$1,398,364
Special mention	1,254	1,954	3,269	3,067	731	331	—	—	10,606
Substandard	893	6,407	2,394	6,947	1,012	882	—	—	18,535
Doubtful	475	2,226	3,293	1,498	529	238	—	—	8,259
Loss	—	355	716	293	198	46	—	—	1,608
Total leases & equipment finance, net	$317,089	$415,941	$370,167	$196,119	$86,634	$51,422	$—	$—	$1,437,372
Total commercial	$1,404,918	$1,398,011	$652,714	$502,441	$289,626	$319,297	$1,487,084	$40,068	$6,094,159
Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$1,156,224	$793,299	$828,396	$258,517	$280,694	$798,874	$—	$—	$4,116,004
Special mention	248	—	899	496	563	2,334	—	—	4,540
Substandard	—	591	2,835	1,254	3,087	16,134	—	—	23,901
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	911	—	—	76	—	—	987
Total mortgage, net	$1,156,472	$793,890	$833,041	$260,267	$284,344	$817,418	$—	$—	$4,145,432
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$123	$9	$—	$19	$—	$14,114	$1,066,462	$34,455	$1,115,182
Special mention	—	—	—	—	—	86	818	432	1,336
Substandard	—	—	—	—	—	55	1,083	228	1,366
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	192	2	200	394
Total home equity loans & lines, net	$123	$9	$—	$19	$—	$14,447	$1,068,365	$35,315	$1,118,278
Total residential	$1,156,595	$793,899	$833,041	$260,286	$284,344	$831,865	$1,068,365	$35,315	$5,263,710

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2021	2021	2020	2019	2018	2017	Prior			Total
Consumer & other, net:
Credit quality indicator:
Pass/Watch	$11,492	$14,519	$17,174	$8,162	$5,474	$6,812	$133,940	$2,712	$200,285
Special mention	—	11	42	7	200	165	632	101	1,158
Substandard	—	—	18	30	—	33	134	16	231
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	7	3	—	10
Total consumer & other, net	$11,492	$14,530	$17,234	$8,199	$5,674	$7,017	$134,709	$2,829	$201,684
Grand total	$3,945,067	$3,602,038	$3,685,814	$2,283,245	$1,816,959	$3,841,904	$2,874,857	$93,855	$22,143,739

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$496,412	$677,975	$489,350	$379,691	$338,257	$932,207	$2,855	$4,139	$3,320,886
Special mention	13,281	1,432	40,899	2,800	31,699	27,167	—	—	117,278
Substandard	3,129	2,668	19,951	3,062	19,806	18,586	—	—	67,202
Doubtful	—	—	—	—	—	103	—	—	103
Loss	—	—	—	—	—	333	—	—	333
Total non-owner occupied term, net	$512,822	$682,075	$550,200	$385,553	$389,762	$978,396	$2,855	$4,139	$3,505,802
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$284,698	$414,715	$321,900	$344,606	$257,969	$610,893	$6,270	$783	$2,241,834
Special mention	3,641	8,373	13,143	7,365	3,425	18,386	—	—	54,333
Substandard	2,657	1,694	9,868	2,846	4,356	14,609	282	975	37,287
Doubtful	—	—	—	—	—	61	—	—	61
Loss	—	—	—	—	—	430	—	—	430
Total owner occupied term, net	$290,996	$424,782	$344,911	$354,817	$265,750	$644,379	$6,552	$1,758	$2,333,945
Multifamily, net
Credit quality indicator:
Pass/Watch	$383,871	$870,871	$593,076	$574,185	$276,108	$618,031	$23,282	$2,956	$3,342,380
Special mention	—	—	—	—	—	6,601	—	—	6,601
Substandard	—	—	—	215	—	—	—	—	215
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$383,871	$870,871	$593,076	$574,400	$276,108	$624,632	$23,282	$2,956	$3,349,196

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Construction & development, net
Credit quality indicator:
Pass/Watch	$146,012	$283,052	$255,449	$127,564	$—	$372	$—	$—	$812,449
Special mention	1,637	—	14,392	—	—	—	—	—	16,029
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$147,649	$283,052	$269,841	$127,564	$—	$372	$—	$—	$828,478
Residential development, net
Credit quality indicator:
Pass/Watch	$17,188	$2,571	$2,151	$—	$—	$—	$163,320	$2,507	$187,737
Special mention	—	—	—	—	—	—	5,024	—	5,024
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$17,188	$2,571	$2,151	$—	$—	$—	$168,344	$2,507	$192,761
Total commercial real estate	$1,352,526	$2,263,351	$1,760,179	$1,442,334	$931,620	$2,247,779	$201,033	$11,360	$10,210,182
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$2,146,758	$294,576	$323,744	$240,458	$67,502	$226,137	$626,878	$29,598	$3,955,651
Special mention	4,859	548	13,395	1,265	273	1,416	1,036	2,259	25,051
Substandard	251	1,105	24,845	7,259	1,137	561	—	8,029	43,187
Doubtful	—	—	—	—	—	578	—	—	578
Loss	—	—	—	—	—	—	—	—	—
Total term, net	$2,151,868	$296,229	$361,984	$248,982	$68,912	$228,692	$627,914	$39,886	$4,024,467
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$27,503	$27,395	$26,731	$548	$1,679	$531	$709,606	$5,578	$799,571
Special mention	4,033	—	—	1	77	299	42,882	271	47,563
Substandard	501	472	—	195	377	940	6,958	6,177	15,620
Doubtful	—	—	—	—	—	—	4	—	4
Loss	—	—	—	—	—	—	1	1	2
Total lines of credit & other, net	$32,037	$27,867	$26,731	$744	$2,133	$1,770	$759,451	$12,027	$862,760
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$502,305	$442,692	$239,551	$125,619	$64,400	$7,619	$—	$—	$1,382,186
Special mention	2,321	4,918	7,765	3,797	1,983	99	—	—	20,883
Substandard	6,999	7,193	11,617	1,945	2,081	157	—	—	29,992
Doubtful	2,615	8,255	4,834	2,880	1,343	79	—	—	20,006
Loss	101	1,481	1,015	635	309	22	—	—	3,563
Total leases & equipment finance, net	$514,341	$464,539	$264,782	$134,876	$70,116	$7,976	$—	$—	$1,456,630
Total commercial	$2,698,246	$788,635	$653,497	$384,602	$141,161	$238,438	$1,387,365	$51,913	$6,343,857

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$809,232	$1,136,220	$393,041	$406,069	$424,270	$669,862	$—	$—	$3,838,694
Special mention	—	397	286	688	946	3,183	—	—	5,500
Substandard	335	1,398	1,822	4,133	6,381	11,113	—	—	25,182
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	1,314	—	—	—	1,216	—	—	2,530
Total mortgage, net	$809,567	$1,139,329	$395,149	$410,890	$431,597	$685,374	$—	$—	$3,871,906
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$40	$—	$20	$—	$259	$16,575	$1,077,753	$37,008	$1,131,655
Special mention	—	—	—	—	—	211	1,537	198	1,946
Substandard	—	—	—	—	—	43	254	233	530
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	182	1,107	644	1,933
Total home equity loans & lines, net	$40	$—	$20	$—	$259	$17,011	$1,080,651	$38,083	$1,136,064
Total residential	$809,607	$1,139,329	$395,169	$410,890	$431,856	$702,385	$1,080,651	$38,083	$5,007,970
Consumer & other, net:
Credit quality indicator:
Pass/Watch	$24,408	$22,802	$11,372	$4,170	$2,582	$4,101	$143,813	$2,789	$216,037
Special mention	—	95	79	27	28	3	660	74	966
Substandard	—	25	—	—	2	—	205	110	342
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	10	3	—	13
Total consumer & other, net	$24,408	$22,922	$11,451	$4,197	$2,612	$4,114	$144,681	$2,973	$217,358
Grand total	$4,884,787	$4,214,237	$2,820,296	$2,242,023	$1,507,249	$3,192,716	$2,813,730	$104,329	$21,779,367

Note 5 – Residential Mortgage Servicing Rights

The Company measures its mortgage servicing rights at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in the Company's residential mortgage servicing rights for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balance, beginning of period	$100,413	$94,346	$92,907	$115,010
Additions for new MSR capitalized	8,330	13,447	22,395	23,470
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,366)	(5,042)	(8,911)	(10,371)
Changes due to valuation inputs or assumptions (1)	(1,678)	(6,395)	(3,692)	(31,753)
Balance, end of period	$102,699	$96,356	$102,699	$96,356
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the Bank's serviced loan portfolio as of June 30, 2021 and December 31, 2020 is as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Balance of loans serviced for others	$12,897,032	$13,026,720
MSR as a percentage of serviced loans	0.80%	0.71%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue on the Condensed Consolidated Statements of Income, was $9.1 million and $18.2 million for the three and six months ended June 30, 2021, respectively, as compared to $8.5 million and $17.4 million for the three and six months ended June 30, 2020, respectively.

Note 6 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	June 30, 2021
Commitments to extend credit	$5,907,432
Forward sales commitments	$683,567
Commitments to originate residential mortgage loans held for sale	$534,438
Standby letters of credit	$115,360

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

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three and six months ended June 30, 2021 and 2020. At June 30, 2021, approximately $105.4 million of standby letters of credit expire within one year, and $10.0 million expire thereafter.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of June 30, 2021, the Company had a residential mortgage loan repurchase reserve liability of $855,000.

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

Contingencies—In 2020, the Company launched "Next Gen 2.0," an initiative designed to continue to modernize the Bank, advance technology initiatives, and improve operating leverage. As part of this initiative, management continues to evaluate all aspects of the Company's operations. The Company consolidated 12 store locations in April 2021, with additional consolidations expected by the end of the year. Costs associated with these consolidations will be included in exit and disposal costs within other expenses in non-interest expense. The Next Gen 2.0 strategy involves evaluation of these consolidations and possible future consolidations.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 73% and 71% of the Bank's loan and lease portfolio at June 30, 2021 and December 31, 2020, respectively. Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general or caused by the COVID-19 pandemic, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2021 and 2020.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2021, the Bank had commitments to originate mortgage loans held for sale totaling $534.4 million and forward sales commitments of $683.6 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of June 30, 2021, the Bank had 916 interest rate swaps with an aggregate notional amount of $6.6 billion related to this program.  As of December 31, 2020, the Bank had 886 interest rate swaps with an aggregate notional amount of $6.2 billion related to this program.

As of June 30, 2021 and December 31, 2020, the termination value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.9 million and $370,000, respectively. The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $91.7 million and $92.6 million as of June 30, 2021 and December 31, 2020, respectively.

The Bank's interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability. As of June 30, 2021 and December 31, 2020, the variation margin adjustments were negative adjustments of $227.1 million and $330.5 million, respectively.

The Bank incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. The net CVA reduced the settlement values of the Bank's net derivative assets by $11.2 million and $18.5 million as of June 30, 2021 and December 31, 2020, respectively. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The Bank's derivative assets are included in other assets, while the derivative liabilities are included in other liabilities on the condensed consolidated balance sheet. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of June 30, 2021 and December 31, 2020:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Interest rate lock commitments	$13,210	$28,144	$—	$—
Interest rate forward sales commitments	411	7	1,295	7,257
Interest rate swaps	221,567	313,090	4,919	370
Foreign currency derivatives	830	1,269	714	1,155
Total derivative assets and liabilities	$236,018	$342,510	$6,928	$8,782

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded during the three and six months ended June 30, 2021 and 2020:

(in thousands)	Three Months Ended		Six Months Ended
Derivatives not designated as hedging instrument	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest rate lock commitments	$(1,545)	$1,810	$(14,934)	$18,481
Interest rate forward sales commitments	(10,285)	(9,250)	17,886	(40,302)
Interest rate swaps	(4,481)	(823)	7,269	(15,129)
Foreign currency derivatives	712	558	1,267	982
Total derivative gains (losses)	$(15,599)	$(7,705)	$11,488	$(35,968)

Note 8 – Earnings (Loss) Per Common Share

The following is a computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$116,143	$52,926	$223,880	$(1,799,021)

Weighted average number of common shares outstanding - basic	220,593	220,210	220,481	220,213
Effect of potentially dilutive common shares (1)	429	110	447	—
Weighted average number of common shares outstanding - diluted	221,022	220,320	220,928	220,213
Earnings (loss) per common share:
Basic	$0.53	$0.24	$1.02	$(8.17)
Diluted	$0.53	$0.24	$1.01	$(8.17)
(1)Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.

The following table represents the weighted average outstanding restricted shares that were not included in the computation of diluted earnings (loss) per share because their effect would be anti-dilutive for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Restricted stock awards	97	994	62	1,151

Note 9 – Segment Information

In the first quarter of 2021, the Company realigned its operating segments based on changes in management's focus and its internal reporting structure. The Company now reports two segments: Core Banking and Mortgage Banking. The prior periods have been restated to reflect these two segments. Management periodically updates our allocation methods and assumptions within the current segment structure.

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in thousands)	Core Banking	Mortgage Banking	Consolidated	Core Banking	Mortgage Banking	Consolidated
Net interest income	$226,915	$2,848	$229,763	$208,245	$4,258	$212,503
(Recapture) provision for credit losses	(22,996)	—	(22,996)	87,085	—	87,085
Non-interest income
Residential mortgage banking revenue:
Origination and sale	—	41,367	41,367	—	86,781	86,781
Servicing	—	9,120	9,120	—	8,533	8,533
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	—	(4,366)	(4,366)	—	(5,042)	(5,042)
Changes due to valuation inputs or assumptions	—	(1,678)	(1,678)	—	(6,395)	(6,395)
Gain on sale of debt securities, net	—	—	—	323	—	323
Gain on equity securities, net	4	—	4	240	—	240
Loss on swap derivatives, net	(4,481)	—	(4,481)	(823)	—	(823)
Non-interest income (excluding above items)	50,933	176	51,109	31,697	166	31,863
Total non-interest income	46,456	44,619	91,075	31,437	84,043	115,480
Non-interest expense
Exit and disposal costs	4,728	—	4,728	548	—	548
Non-interest expense (excluding above items)	146,877	37,795	184,672	141,448	39,914	181,362
Allocated expenses, net (1)	970	(970)	—	(1,963)	1,963	—
Total non-interest expense	152,575	36,825	189,400	140,033	41,877	181,910
Income before income taxes	143,792	10,642	154,434	12,564	46,424	58,988
Provision (benefit) for income taxes	35,630	2,661	38,291	(5,544)	11,606	6,062
Net income	$108,162	$7,981	$116,143	$18,108	$34,818	$52,926
(1) Represents the internal charge of centrally provided support services and other corporate overhead to the Mortgage Banking segment, partially offset by allocations from the Mortgage Banking segment to Core Banking for new portfolio loan originations and portfolio servicing costs.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(in thousands)	Core Banking	Mortgage Banking	Consolidated	Core Banking	Mortgage Banking	Consolidated
Net interest income	$444,489	$6,705	$451,194	$424,351	$6,687	$431,038
(Recapture) provision for credit losses	(22,996)	—	(22,996)	205,170	—	205,170
Non-interest income
Residential mortgage banking revenue:
Origination and sale	—	103,872	103,872	—	126,128	126,128
Servicing	—	18,207	18,207	—	17,413	17,413
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	—	(8,911)	(8,911)	—	(10,371)	(10,371)
Changes due to valuation inputs or assumptions	—	(3,692)	(3,692)	—	(31,753)	(31,753)
Gain on sale of debt securities, net	4	—	4	190	—	190
(Loss) gain on equity securities, net	(702)	—	(702)	1,054	—	1,054
Gain (loss) on swap derivatives, net	7,269	—	7,269	(15,129)	—	(15,129)
Non-interest income (excluding above items)	83,336	492	83,828	68,285	308	68,593
Total non-interest income	89,907	109,968	199,875	54,400	101,725	156,125
Non-interest expense
Goodwill impairment	—	—	—	1,784,936	—	1,784,936
Exit and disposal costs	5,928	—	5,928	1,072	—	1,072
Non-interest expense (excluding above items)	292,038	79,026	371,064	289,344	69,216	358,560
Allocated expenses, net (1)	180	(180)	—	(5,016)	5,016	—
Total non-interest expense	298,146	78,846	376,992	2,070,336	74,232	2,144,568
Income (loss) before income taxes	259,246	37,827	297,073	(1,796,755)	34,180	(1,762,575)
Provision for income taxes	63,736	9,457	73,193	27,901	8,545	36,446
Net income (loss)	$195,510	$28,370	$223,880	$(1,824,656)	$25,635	$(1,799,021)
(1) Represents the internal charge of centrally provided support services and other corporate overhead to the Mortgage Banking segment, partially offset by allocations from the Mortgage Banking segment to Core Banking for new portfolio loan originations and portfolio servicing costs.

	June 30, 2021			December 31, 2020
(in thousands)	Core Banking	Mortgage Banking	Consolidated	Core Banking	Mortgage Banking	Consolidated
Total assets	$29,720,182	$564,783	$30,284,965	$28,438,813	$796,362	$29,235,175
Loans held for sale	$—	$429,052	$429,052	$78,146	$688,079	$766,225
Total loans and leases	$22,143,739	$—	$22,143,739	$21,779,367	$—	$21,779,367
Total deposits	$25,820,776	$332,777	$26,153,553	$24,200,012	$422,189	$24,622,201

Note 10 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of June 30, 2021 and December 31, 2020, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

		June 30, 2021		December 31, 2020
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$3,085,811	$3,085,811	$2,573,181	$2,573,181
Equity and other investment securities	1,2	82,099	82,099	83,077	83,077
Investment securities available for sale	2	3,473,950	3,473,950	2,932,558	2,932,558
Investment securities held to maturity	3	2,876	3,690	3,034	3,883
Loans held for sale	2	429,052	429,052	766,225	766,225
Loans and leases, net	2,3	21,863,852	22,174,722	21,450,966	21,904,189
Restricted equity securities	1	15,247	15,247	41,666	41,666
Residential mortgage servicing rights	3	102,699	102,699	92,907	92,907
Bank owned life insurance	1	324,998	324,998	323,470	323,470
Derivatives	2,3	236,018	236,018	342,510	342,510
Financial liabilities:
Deposits	1,2	$26,153,553	$26,160,749	$24,622,201	$24,641,876
Securities sold under agreements to repurchase	2	480,302	480,302	375,384	375,384
Borrowings	2	111,405	112,364	771,482	774,586
Junior subordinated debentures, at fair value	3	287,723	287,723	255,217	255,217
Junior subordinated debentures, at amortized cost	3	88,155	65,044	88,268	67,425
Derivatives	2	6,928	6,928	8,782	8,782

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$69,500	$52,163	$17,337	$—
Equity securities held in rabbi trusts	12,599	12,599	—	—
Investment securities available for sale
U.S. Treasury and agencies	774,368	—	774,368	—
Obligations of states and political subdivisions	278,126	—	278,126	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,421,456	—	2,421,456	—
Loans held for sale, at fair value	429,052	—	429,052	—
Loans and leases, at fair value	359,273	—	359,273	—
Residential mortgage servicing rights, at fair value	102,699	—	—	102,699
Derivatives
Interest rate lock commitments	13,210	—	—	13,210
Interest rate forward sales commitments	411	—	411	—
Interest rate swaps	221,567	—	221,567	—
Foreign currency derivative	830	—	830	—
Total assets measured at fair value	$4,683,091	$64,762	$4,502,420	$115,909
Financial liabilities:
Junior subordinated debentures, at fair value	$287,723	$—	$—	$287,723
Derivatives
Interest rate forward sales commitments	1,295	—	1,295	—
Interest rate swaps	4,919	—	4,919	—
Foreign currency derivative	714	—	714	—
Total liabilities measured at fair value	$294,651	$—	$6,928	$287,723

(in thousands)	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$70,203	$52,866	$17,337	$—
Equity securities held in rabbi trusts	12,814	12,814	—	—
Other investments securities (1)	60	—	60	—
Investment securities available for sale
U.S. Treasury and agencies	762,202	—	762,202	—
Obligations of states and political subdivisions	279,511	—	279,511	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,890,845	—	1,890,845	—
Loans held for sale, at fair value	688,079	—	688,079	—
Residential mortgage servicing rights, at fair value	92,907	—	—	92,907
Derivatives
Interest rate lock commitments	28,144	—	—	28,144
Interest rate forward sales commitments	7	—	7	—
Interest rate swaps	313,090	—	313,090	—
Foreign currency derivative	1,269	—	1,269	—
Total assets measured at fair value	$4,139,131	$65,680	$3,952,400	$121,051
Financial liabilities:
Junior subordinated debentures, at fair value	$255,217	$—	$—	$255,217
Derivatives
Interest rate forward sales commitments	7,257	—	7,257	—
Interest rate swaps	370	—	370	—
Foreign currency derivative	1,155	—	1,155	—
Total liabilities measured at fair value	$263,999	$—	$8,782	$255,217
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

Loans and leases— Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable rate loans. The fair value of loans is calculated by discounting expected cash flows at rates which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans. As of June 30, 2021, there were $359.3 million in mortgage loans that were transferred from held for sale to loans held for investment, recorded at fair value.

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2021, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2021:

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Residential mortgage servicing rights	$102,699	Discounted cash flow
			Constant prepayment rate	8.52% - 72.22%	16.75%
			Discount rate	9.50% - 12.50%	9.70%
Interest rate lock commitments	$13,210	Internal pricing model
			Pull-through rate	70.32% - 100.00%	86.42%
Junior subordinated debentures	$287,723	Discounted cash flow
			Credit spread	1.94% - 4.97%	3.81%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$100,413	$14,755	$281,580	$94,346	$23,727	$195,521
Change included in earnings	(6,044)	2,356	2,367	(11,437)	2,529	3,083
Change in fair values included in comprehensive income/loss	—	—	5,996	—	—	37,450
Purchases and issuances	8,330	21,548	—	13,447	48,007	—
Sales and settlements	—	(25,449)	(2,220)	—	(48,726)	(3,118)
Ending balance	$102,699	$13,210	$287,723	$96,356	$25,537	$232,936
Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at end of period	$(1,678)	$13,210	$2,367	$(6,395)	$25,537	$3,083
Change in unrealized gains or losses for the period included in other comprehensive income for assets and liabilities held at end of period	$—	$—	$5,996	$—	$—	$37,450

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning Balance	$92,907	$28,144	$255,217	$115,010	$7,056	$274,812
Change included in earnings	(12,603)	(1,102)	4,743	(42,124)	7,223	6,973
Change in fair values included in comprehensive income/loss	—	—	32,558	—	—	(41,412)
Purchases and issuances	22,395	51,723	—	23,470	75,008	—
Sales and settlements	—	(65,555)	(4,795)	—	(63,750)	(7,437)
Ending Balance	$102,699	$13,210	$287,723	$96,356	$25,537	$232,936
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$(3,692)	$13,210	$4,743	$(31,753)	$25,537	$6,973
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$32,558	$—	$—	$(41,412)

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

The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, the unrealized losses on fair value of junior subordinated debentures of $6.0 million and $32.6 million for the three and six months ended June 30, 2021, are recorded net of tax as an other comprehensive loss of $4.5 million and $24.2 million, respectively. Comparatively, unrealized losses of $37.5 million and unrealized gains of $41.4 million were recorded net of tax as an other comprehensive loss of $27.8 million and other comprehensive income of $30.8 million, respectively, for the three and six months ended June 30, 2020.

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

	June 30, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$3,997	$—	$—	$3,997
Total assets measured at fair value on a nonrecurring basis	$3,997	$—	$—	$3,997

	December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$8,231	$—	$—	$8,231
Total assets measured at fair value on a nonrecurring basis	$8,231	$—	$—	$8,231

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Loans and leases	$16,697	$16,497	$35,010	$38,539
Goodwill impairment	—	—	—	1,784,936
Total loss from nonrecurring measurements	$16,697	$16,497	$35,010	$1,823,475

Goodwill was evaluated for impairment as of March 31, 2020, resulting in an impairment charge of $1.8 billion for the six months ended June 30, 2020.

The following provides a description of the valuation technique and inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis, excluding goodwill. Unobservable inputs and qualitative information about the unobservable inputs are not presented as the fair value is determined by third-party information for loans and leases.

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$429,052	$412,744	$16,308	$688,079	$654,555	$33,524
Loans	$359,273	$349,457	$9,816	$—	$—	$—

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three and six months ended June 30, 2021, the Company recorded a net increase in fair value of $10.6 million and decrease of $9.0 million, respectively. For the three and six months ended June 30, 2020, the Company recorded a net increase in fair value of $6.2 million and $14.3 million, respectively.

Certain residential mortgage loans were initially originated for sale and initially measured at fair value; after origination, the loans were transferred to loans held for investment. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income. For the three and six months ended June 30, 2021, the Company recorded a net increase in fair value of $2.8 million.

The Company selected the fair value measurement option for certain junior subordinated debentures. The remaining junior subordinated debentures were acquired through previous business combinations and were measured at fair value at the time of acquisition and subsequently measured at amortized cost.

Note 11 - Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states. As of June 30, 2021, the Company has a net deferred tax liability of $2.5 million, which includes $1.8 million of state net operating loss carry-forwards, expiring in the tax years of 2029-2031. The Company believes that it is more likely than not that the benefit from only certain state NOL carry-forwards will not be realized and therefore has provided a valuation allowance of $1.1 million against the deferred tax assets relating to these NOL carry-forwards. The Company had gross unrecognized tax benefits of $3.4 million as of June 30, 2021. If recognized, the unrecognized tax benefit would reduce the 2021 annual effective tax rate by 0.58%.

The Company's consolidated effective tax rate as a percentage of pre-tax income (loss) for the six months ended June 30, 2021 was 24.6%, as compared to (2.1)% for the six months ended June 30, 2020. The effective tax rate increased from the prior year primarily due to the impairment of non-deductible goodwill during the six months ended June 30, 2020. Additionally, the effective tax rates differed from the statutory rate principally because of state taxes, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities, non-deductible FDIC premiums and tax credits arising from low-income housing investments.

Note 12 – Subsequent Event

On July 21, 2021, the Company announced that its Board of Directors approved a new share repurchase program which authorizes the Company to repurchase up to $400 million of common stock over the next twelve months from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. As of August 4, 2021, the Company has repurchased 1.4 million shares for $26.2 million in open market transactions under this share repurchase plan. In future filings, share repurchases under the program will be disclosed in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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
We make forward-looking statements about the projected impact on our business operations of the COVID-19 pandemic; Next Gen 2.0 initiatives including store consolidations, new products and services, technology initiatives, operational improvements, and facilities rationalizations; LIBOR; derivatives and hedging; the results and performance of models and economic forecasts used in our calculation of the ACL; projected sources of funds and the Company's liquidity position; our securities portfolio; loan sales; adequacy of our ACL, including the reserve for unfunded commitments; provision for credit losses; non-performing loans and future losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; PPP forgiveness and SBA fees; mortgage volumes and the impact of rate changes; the economic environment; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including mortgage servicing rights values and sensitivity analyses; tax rates; deposit pricing; and the effect of accounting pronouncements and changes in accounting methodology. Risks that could cause results to differ from forward-looking statements we make are set forth in our filings with the SEC and include, without limitation: current and future economic and market conditions, including the effects of declines in housing and commercial real estate prices, high unemployment rates, and any slowdown in economic growth particularly in the western United States; the length and immediate and long-term effects of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and demand for our products; economic forecast variables that are either materially worse or better than end of quarter projections and deterioration in the economy that exceeds current consensus estimates; our ability to effectively manage problem credits; our ability to successfully implement technology, efficiency and operational excellence initiatives; our ability to successfully develop and market new products and technology; changes in laws or regulations; and our ability to successfully negotiate with landlords or reconfigure facilities. We also caution that the amount and timing of any future common stock dividends or repurchases will depend on the earnings, cash requirements and financial condition of the Company, market conditions, capital requirements, applicable law and regulations (including federal securities laws and state and federal banking laws and regulations), and other factors deemed relevant by the Company's Board of Directors, and may be subject to regulatory approval or conditions.
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

General
The Company is an Oregon corporation and the financial holding company of the Bank. The Bank is the largest bank with headquarters in the Pacific Northwest and is considered one of the most innovative banks in the United States, recognized for its company culture and customer experience strategy. The Bank provides a broad range of banking, wealth management, mortgage and other financial services to corporate, institutional, and individual customers. FinPac, a commercial equipment leasing company, is a Bank subsidiary.

Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes regular examinations by these regulatory agencies.

In November 2020, the SEC issued Final Rule 33-10890, Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information, which modernizes and simplifies certain disclosure requirements of Regulation S-K. One update to Item 303 of Regulation S-K allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. We have elected to early adopt this rule change, as management believes that comparing current quarter results to those of the immediately preceding quarter is more useful in identifying current business trends and provides a more meaningful comparison. Additionally, in the first filing after the adoption of this rule change, we are required to disclose a comparison of the results for the current quarter and the corresponding quarter of the preceding fiscal year. Accordingly, we have compared the results for the three months ended June 30, 2021, March 31, 2021, and June 30, 2020, where applicable, throughout this Management's Discussion and Analysis.

Executive Overview

The following is a discussion of our results for the three and six months ended June 30, 2021, as compared to the applicable prior periods.

Financial Performance

•Net income per diluted common share was $0.53 for the three months ended June 30, 2021 as compared to $0.49 and $0.24 for the three months ended March 31, 2021 and June 30, 2020, respectively. Net income per diluted common share was $1.01 for the six months ended June 30, 2021, as compared to a net loss of ($8.17) for the six months ended June 30, 2020. The increase for the three months ended June 30, 2021, as compared to the prior quarter, was primarily driven by a recapture of the provision for credit losses of $23.0 million during the quarter and an increase in net interest income of $8.3 million primarily due to higher average loan balances and lower interest expense, offset by lower non-interest income related to decreased mortgage banking revenue. The increase in net income for the six months ended June 30, 2021, is due mainly to the goodwill impairment taken in 2020 and the recapture of provision for credit losses compared to provision expense in the same period in the prior year.

•Net interest margin, on a tax equivalent basis, was 3.20% for the three months ended June 30, 2021, as compared to 3.18% and 3.09% for the three months ended March 31, 2021 and June 30, 2020, respectively. Net interest margin, on a tax equivalent basis, was 3.19% for the six months ended June 30, 2021, as compared to 3.25% for the six months ended June 30, 2020.  The increase for the three months ended June 30, 2021 as compared to the prior quarter was driven by the decline in average rates on deposits, specifically time deposits. The decrease in net interest margin for the six months ended June 30, 2021, compared to the same period in the prior year, was driven by lower yields on interest-earning assets due to the interest rate cuts that the Federal Reserve instituted as a response to the COVID-19 pandemic. The decrease was partially offset by a reduction in the cost of interest-bearing liabilities.

•Residential mortgage banking revenue was $44.4 million for the three months ended June 30, 2021, as compared to $65.0 million and $83.9 million, for the three months ended March 31, 2021 and June 30, 2020, respectively. Residential mortgage banking revenue was $109.5 million for the six months ended June 30, 2021, as compared to and $101.4 million for the six months ended June 30, 2020.  The decrease for the three months ended June 30, 2021, as compared to the prior quarter, was driven by a decline in for-sale originations and the gain on sale margin, caused by rising rates which has resulted in a slow-down in refinancing demand. The increase in residential mortgage banking revenue for the six months ended June 30, 2021, was a result of a lower loss on fair value on the MSR asset during the period, offset by the decline in origination and sale revenue.

•For-sale mortgage closed loan volume decreased by 23% and 31%, for the three months ended June 30, 2021, as compared to the three months ended March 31, 2021 and June 30, 2020, respectively. For-sale mortgage closed loan volume decreased 3% for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. In addition, the gain on sale margin decreased to 3.30% for the three months ended June 30, 2021, as compared to 3.82% and 4.75% for the three months ended March 31, 2021 and June 30, 2020, respectively. For the six months ended June 30, 2021, the gain on sale margin decreased to 3.60%, as compared to 4.24% for the six months ended June 30, 2020.

•Total loans and leases were $22.1 billion as of June 30, 2021, an increase of $364.4 million, as compared to December 31, 2020.  The increase in total loans is primarily due to an increase in the commercial real estate balances of $374.0 million and an increase in residential real estate balances of $255.7 million, offset by a decrease of $249.7 million in commercial balances. The decrease in commercial balances mainly relates to the expected PPP loan forgiveness during the period.

•Total deposits were $26.2 billion as of June 30, 2021, an increase of $1.5 billion, compared to December 31, 2020.  This increase was due to growth in demand, money market, and savings deposits, which is attributable to customers receiving government stimulus payments driving increased average balances per deposit accounts, as well as increased customer saving. The increase in deposits is partially offset by a decline in higher cost time deposits.

•Total consolidated assets were $30.3 billion as of June 30, 2021, compared to $29.2 billion at December 31, 2020. The increase was mainly due to an increase in on-balance sheet liquidity, as well as an increase in loans and available for sale securities.

Credit Quality

•Non-performing assets decreased to $50.0 million, or 0.17% of total assets, as of June 30, 2021, as compared to $69.2 million, or 0.24% of total assets, as of December 31, 2020. Non-performing loans and leases were $49.8 million, or 0.22% of total loans and leases, as of June 30, 2021, as compared to $67.4 million, or 0.31% of total loans and leases, as of December 31, 2020.

•The allowance for credit losses on loans and leases was $279.9 million, as of June 30, 2021, a decrease of $48.5 million, as compared to December 31, 2020. The reserve for unfunded commitments was $14.5 million, as of June 30, 2021, a decrease of $5.7 million, as compared to December 31, 2020. The decrease in the allowance for credit losses is due to the improvement in economic forecasts used in the credit models, as well as net charge-offs.

•The Company had a recapture of $23.0 million in provision for credit losses for the three and six months ended June 30, 2021. This was compared to no provision for credit losses, for the three months ended March 31, 2021 and a provision of $87.1 million for the three months ended June 30, 2020. For the six months ended June 30, 2020, there was a provision for credit losses of $205.2 million. The decrease compared to the same period in 2020, was due to stabilization of credit quality metrics and economic forecasts used in credit models as of June 30, 2021.

Liquidity
•Total cash and cash equivalents was $3.1 billion as of June 30, 2021, an increase of $512.6 million from December 31, 2020. The increase in cash and cash equivalents is consistent with the Bank's current liquidity strategy to grow deposit balances to provide flexibility to fund growth in the lending and investment portfolios as economic conditions permit.

Capital and Growth Initiatives

•Umpqua launched "Next Gen 2.0" as a continuation of our initiative to modernize the Bank. Like its predecessor, the Next Gen 2.0 program includes initiatives to grow revenue, invest in strategic areas for future growth, including technology and digital enhancements, and to continue to advance operational excellence goals to reduce operating costs and invest the savings in strategic growth opportunities. We have focused on continued customer and talent acquisition, converting new PPP customers to expanded relationships with additional products and services, implemented new technology to gain efficiencies and advance the customer experience, and planned consolidation of stores and back-office facilities for expense reduction. We have also launched new products to provide digital offerings for small business clients and consolidated payment options for commercial customers.

•The Company's total risk based capital ratio was 15.4% and its Tier 1 common to risk weighted assets ratio was 12.4% as of June 30, 2021. As of December 31, 2020, the Company's total risk based capital ratio was 15.6% and its Tier 1 common to risk weighted assets ratio was 12.3%.

•The Company paid quarterly cash dividends of $0.21 per common share on February 26, 2021 and May 28, 2021.

•In July 2021, the Company announced that its Board of Directors approved a new share repurchase program which authorizes the Company to repurchase up to $400 million of common stock over the next twelve months from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. The program replaces and supersedes the previously approved share repurchase program which was scheduled to expire on July 31, 2021.

Summary of Critical Accounting Policies

Our critical accounting policies are described in detail in the Summary of Critical Accounting Policies section of the Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting policies include the allowance for credit losses, residential mortgage servicing rights, and fair value. There have been no material changes in these policies during the six months ended June 30, 2021.

Results of Operations

Overview

For the three months ended June 30, 2021, net income was $116.1 million or $0.53 per diluted common share, compared to net income of $107.7 million or $0.49 and $52.9 million or $0.24 per diluted common share, respectively, for the three months ended March 31, 2021 and June 30, 2020. For the six months ended June 30, 2021, net income was $223.9 million or $1.01 per diluted common share, which compares to a net loss of $1.8 billion or ($8.17) per diluted common share for the six months ended June 30, 2020.

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

As a result of the Company's efforts to manage through the pandemic, as well as the beginning phases of Umpqua Next Gen 2.0, we are reporting solid financial trends within the Core Banking segment, including an increase in non-interest income and lower non-interest expense. The Core Banking segment was responsible for 93% and 87% of our reported net income for the three and six months ended June 30, 2021. The increase in net income for the three months ended June 30, 2021 for the Core Banking segment, as compared to the three months ended March 31, 2021, is attributable to the recapture of the provision for credit losses and an increase in net interest income, offset by an increase in non-interest expense related to exit and disposal costs due to store consolidations and back-office lease exits. The increase for the six months ended June 30, 2021 for the Core Banking segment, as compared to the same period in the prior year, was due to the impact of goodwill impairment in 2020 and the recapture of the provision for credit losses as economic forecasts continue to improve.

The decrease in net income for the three months ended June 30, 2021 for the Mortgage Banking segment, compared to the three months ended March 31, 2021, is attributable to lower origination and sale of loans. The closed loan volume declined as a result of rates leveling out, as well as the decreasing volume of houses available to purchase in many of the housing markets in our footprint. The increase in net income for the six months ended June 30, 2021 for the Mortgage Banking segment, compared to the same period of the prior year was primarily due to an increase in non-interest income due to changes in the inputs in the fair value of the MSR asset.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020, respectively, as well as the six months ended June 30, 2021 and June 30, 2020, respectively. For each period presented, the table includes the calculated ratios based on reported net income. Our return on average common shareholders' equity was negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Return on average assets	1.54%	1.49%	0.73%	1.52%	(12.49)%
Return on average common shareholders' equity	17.25%	16.33%	8.46%	16.80%	(106.99)%
Return on average tangible common shareholders' equity	17.33%	16.43%	8.53%	16.89%	(145.65)%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$2,700,010	$2,674,871	$2,514,754	$2,687,510	$3,381,417
Less: average goodwill and other intangible assets, net	(12,615)	(15,598)	(19,253)	(14,098)	(897,551)
Average tangible common shareholders' equity	$2,687,395	$2,659,273	$2,495,501	$2,673,412	$2,483,866

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020
Total shareholders' equity	$2,766,316	$2,704,577
Subtract:
Goodwill	—	2,715
Other intangible assets, net	11,100	13,360
Tangible common shareholders' equity	$2,755,216	$2,688,502
Total assets	$30,284,965	$29,235,175
Subtract:
Goodwill	—	2,715
Other intangible assets, net	11,100	13,360
Tangible assets	$30,273,865	$29,219,100
Tangible common equity ratio	9.10%	9.20%

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

Net Interest Income

Net interest income for the three months ended June 30, 2021 was $229.8 million, an increase of $8.3 million and $17.3 million compared to the three months ended March 31, 2021 and June 30, 2020, respectively. Net interest income for the six months ended June 30, 2021 was $451.2 million, an increase of $20.2 million compared to the six months ended June 30, 2020. The increase for the three months ended June 30, 2021 compared to the sequential prior quarter was driven by an increase of $3.7 million in interest income as a result of higher average loan balances, and a decrease of $4.6 million in interest expense due to the decline in high-cost time deposits in the quarter compared to the prior period. The increase for the six months ended June 30, 2021, was due to the lower cost of interest-bearing liabilities due to lower retail and brokered time deposits as the Bank has allowed these higher-cost deposits to runoff. The decrease in interest expense was partially offset by lower average yields on interest-earning assets for the period.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.20% for the three months ended June 30, 2021, as compared to 3.18% and 3.09% for the three months ended March 31, 2021 and June 30, 2020, respectively. The net interest margin on a fully tax equivalent basis was 3.19% for the six months ended June 30, 2021, as compared to 3.25% for the six months ended June 30, 2020. The increase in net interest margin for the three months ended June 30, 2021, as compared to the three months ended March 31, 2021, was primarily driven by the decrease in interest expense due to the decline in deposit costs. The decrease in net interest margin for the six months ended June 30, 2021, primarily resulted from a decrease in the average yields on interest-earning assets, partially offset by the decline in the cost of interest-bearing liabilities. The Federal Open Market Committee expects to maintain the target rates at the current levels until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals. Key interest rate declines experienced over the past year have negatively impacted the Company's net interest margin.

The yield on loans and leases for the three months ended June 30, 2021 decreased by 3 basis points as compared to the three months ended March 31, 2021, primarily attributable to an increase in average loans and leases with lower rates. The yield on loans and leases for the six months ended June 30, 2021 decreased by 32 basis points as compared to the same period in 2020, primarily attributable to the decrease in short and long-term interest rates. The cost of interest-bearing liabilities decreased 11 basis points, for the three months ended June 30, 2021, as compared to the three months ended March 31, 2021, due to the continued run off of higher-cost time deposits. The cost of interest-bearing liabilities decreased by 63 basis points for the six months ended June 30, 2021, as compared to the same period in 2020, also due to the decrease in interest rates and corresponding deposit pricing strategy.Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The Company continues to be "asset-sensitive." The decrease in yields on earning assets has compressed the net interest margin, even as liabilities reprice downward.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020, as well as the six months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30, 2021			March 31, 2021			June 30, 2020
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$468,960	$3,725	3.18%	$703,557	$4,845	2.75%	$577,773	$5,443	3.77%
Loans and leases (1)	22,040,794	219,745	3.99%	21,692,639	216,296	4.02%	22,428,142	229,731	4.11%
Taxable securities	3,210,771	15,024	1.87%	2,945,896	13,710	1.86%	2,777,154	9,583	1.38%
Non-taxable securities (2)	247,282	1,864	3.02%	252,741	1,915	3.03%	235,934	1,868	3.17%
Temporary investments and interest-bearing cash	2,835,474	774	0.11%	2,483,451	624	0.10%	1,563,753	403	0.10%
Total interest-earning assets	28,803,281	$241,132	3.35%	28,078,284	$237,390	3.41%	27,582,756	$247,028	3.59%
Other assets	1,352,736			1,314,206			1,484,019
Total assets	$30,156,017			$29,392,490			$29,066,775
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$3,385,336	$459	0.05%	$3,125,398	$414	0.05%	$2,649,331	$1,148	0.17%
Money market deposits	7,614,474	1,533	0.08%	7,360,512	1,491	0.08%	7,275,041	4,037	0.22%
Savings deposits	2,171,865	154	0.03%	1,998,927	163	0.03%	1,628,276	198	0.05%
Time deposits	2,303,068	4,870	0.85%	2,681,361	8,610	1.30%	4,250,947	20,839	1.97%
Total interest-bearing deposits	15,474,743	7,016	0.18%	15,166,198	10,678	0.29%	15,803,595	26,222	0.67%
Repurchase agreements and federal funds purchased	440,881	68	0.06%	395,946	76	0.08%	375,098	194	0.21%
Borrowings	214,670	866	1.62%	539,077	1,772	1.33%	1,163,065	3,839	1.33%
Junior subordinated debentures	369,812	3,042	3.30%	343,473	3,052	3.60%	284,130	3,922	5.55%
Total interest-bearing liabilities	16,500,106	$10,992	0.27%	16,444,694	$15,578	0.38%	17,625,888	$34,177	0.78%
Non-interest-bearing deposits	10,582,197			9,897,749			8,484,684
Other liabilities	373,704			375,176			441,449
Total liabilities	27,456,007			26,717,619			26,552,021
Common equity	2,700,010			2,674,871			2,514,754
Total liabilities and shareholders' equity	$30,156,017			$29,392,490			$29,066,775
NET INTEREST INCOME		$230,140			$221,812			$212,851
NET INTEREST SPREAD			3.08%			3.03%			2.81%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.20%			3.18%			3.09%

(1)Non-accrual loans and leases are included in the average balance
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $377,000 for the three months ended June 30, 2021, as compared to $381,000 and $348,000 for the three months ended March 31, 2021 and June 30, 2020, respectively.

	Six Months Ended
	June 30, 2021			June 30, 2020
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$585,611	$8,570	2.93%	$492,577	$9,707	3.94%
Loans and leases (1)	21,867,678	436,041	4.01%	21,815,966	471,460	4.33%
Taxable securities	3,079,065	28,734	1.87%	2,768,853	26,866	1.94%
Non-taxable securities (2)	249,996	3,779	3.02%	238,505	3,763	3.15%
Temporary investments and interest bearing cash	2,660,435	1,398	0.11%	1,325,627	3,734	0.56%
Total interest-earning assets	28,442,785	$478,522	3.38%	26,641,528	$515,530	3.88%
Other assets	1,333,577			2,314,860
Total assets	$29,776,362			$28,956,388
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$3,256,085	$873	0.05%	$2,560,935	$4,691	0.37%
Money market deposits	7,488,195	3,024	0.08%	7,191,796	15,796	0.44%
Savings deposits	2,085,874	317	0.03%	1,557,118	439	0.06%
Time deposits	2,491,169	13,480	1.09%	4,439,902	45,586	2.06%
Total interest-bearing deposits	15,321,323	17,694	0.23%	15,749,751	66,512	0.85%
Repurchase agreements and federal funds purchased	418,538	144	0.07%	356,550	589	0.33%
Borrowings	375,977	2,638	1.41%	1,035,553	7,885	1.53%
Junior subordinated debentures	356,715	6,094	3.44%	322,842	8,825	5.49%
Total interest-bearing liabilities	16,472,553	$26,570	0.33%	17,464,696	$83,811	0.96%
Non-interest-bearing deposits	10,241,863			7,687,002
Other liabilities	374,436			423,273
Total liabilities	27,088,852			25,574,971
Common equity	2,687,510			3,381,417
Total liabilities and shareholders' equity	$29,776,362			$28,956,388
NET INTEREST INCOME		$451,952			$431,719
NET INTEREST SPREAD			3.05%			2.92%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.19%			3.25%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $758,000 for the six months ended June 30, 2021, as compared to $681,000 for the same period in 2020

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended June 30, 2021 as compared to three months ended March 31, 2021 and June 30, 2020, respectively, as well as the six months ended June 30, 2021 and June 30, 2020, respectively. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended			Three Months Ended
	June 30, 2021 compared March 31, 2021			June 30, 2021 compared to June 30, 2020
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(1,771)	$651	$(1,120)	$(937)	$(781)	$(1,718)
Loans and leases	4,403	(954)	3,449	(3,806)	(6,180)	(9,986)
Taxable securities	1,246	68	1,314	1,664	3,777	5,441
Non-taxable securities (1)	(41)	(10)	(51)	87	(91)	(4)
Temporary investments and interest bearing cash	98	52	150	346	25	371
Total interest-earning assets (1)	3,935	(193)	3,742	(2,646)	(3,250)	(5,896)
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	39	6	45	256	(945)	(689)
Money market deposits	62	(20)	42	180	(2,684)	(2,504)
Savings deposits	14	(23)	(9)	54	(98)	(44)
Time deposits	(1,078)	(2,662)	(3,740)	(7,118)	(8,851)	(15,969)
Repurchase agreements	9	(17)	(8)	29	(155)	(126)
Borrowings	(1,228)	322	(906)	(3,670)	697	(2,973)
Junior subordinated debentures	240	(250)	(10)	981	(1,861)	(880)
Total interest-bearing liabilities	(1,942)	(2,644)	(4,586)	(9,288)	(13,897)	(23,185)
Net increase in net interest income (1)	$5,877	$2,451	$8,328	$6,642	$10,647	$17,289
(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

	Six Months Ended
	June 30, 2021 compared to June 30, 2020
	Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$1,635	$(2,772)	$(1,137)
Loans and leases	1,160	(36,579)	(35,419)
Taxable securities	2,897	(1,029)	1,868
Non-taxable securities (1)	176	(160)	16
Temporary investments and interest bearing cash	2,068	(4,404)	(2,336)
Total interest-earning assets (1)	7,936	(44,944)	(37,008)
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	1,012	(4,830)	(3,818)
Money market	625	(13,397)	(12,772)
Savings	120	(242)	(122)
Time deposits	(15,484)	(16,622)	(32,106)
Repurchase agreements	88	(533)	(445)
Borrowings	(4,682)	(565)	(5,247)
Junior subordinated debentures	840	(3,571)	(2,731)
Total interest-bearing liabilities	(17,481)	(39,760)	(57,241)
Net increase (decrease) in net interest income (1)	$25,417	$(5,184)	$20,233
(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

Provision for Credit Losses

The Company had a $23.0 million recapture of provision for credit losses for the three and six three months ended June 30, 2021. This was compared to no provision for credit losses for the three months ended March 31, 2021 and a provision of $87.1 million for the three months ended June 30, 2020. The provision for credit losses was $205.2 million for the six months ended June 30, 2020. The change for the three months ended June 30, 2021, as compared to the three months ended March 31, 2021 and June 30, 2020, was attributable to the improving economic forecast used in the credit models which allowed for a recapture of previous provision for credit losses. The change in the provision for credit losses for six months ended June 30, 2021 as compared to the same prior year period, is primarily attributed to a stabilization of credit quality metrics and economic forecasts used in credit models in the current quarter. The Company adopted CECL as of January 1, 2020, so there may be volatility in the provision for credit losses as CECL requires a current expected credit loss for the life of loans.

As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended June 30, 2021 was (0.42)% as compared to zero for the three months ended March 31, 2021 and 1.56% for the three months ended June 30, 2020. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the six months ended June 30, 2021 was (0.21)%, as compared to 1.89% for the six months ended June 30, 2020.

For the three months ended June 30, 2021, net charge-offs were $13.6 million, as compared to $17.6 million for the three months ended March 31, 2021 and $16.2 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, net charge-offs were $31.3 million, as compared to $37.9 million for the six months ended June 30, 2020. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended June 30, 2021 was 0.25%, as compared to 0.33% for the three months ended March 31, 2021 and 0.29% for the three months ended June 30, 2020. As an annualized percentage of average outstanding loans and leases, net charge-offs for the six months ended June 30, 2021 was 0.29%, as compared to 0.35% for the six months ended June 30, 2020.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. The non-accrual leases and equipment finance agreements of $7.6 million as of June 30, 2021 have a related allowance for credit losses of $6.0 million, with the remaining loans written-down to the estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended June 30, 2021 was $91.1 million, a decrease of $17.7 million and $24.4 million, compared to three months ended March 31, 2021 and June 30, 2020, respectively. Non-interest income for the six months ended June 30, 2021, was $199.9 million, an increase of $43.8 million, for the six months ended June 30, 2020. The following table presents the key components of non-interest income for the three months ended June 30, 2021 compared to the three months ended March 31, 2021 and June 30, 2020, respectively, as well as the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

	Three Months Ended			Sequential Quarter		Year over Year
(in thousands)	June 30, 2021	March 31, 2021	June 30, 2020	Change Amount	Change Percent	Change Amount	Change Percent
Service charges on deposits	$10,310	$9,647	$8,757	$663	7%	$1,553	18%
Card-based fees	10,274	7,374	5,901	2,900	39%	4,373	74%
Brokerage revenue	1,135	3,915	3,805	(2,780)	(71)%	(2,670)	(70)%
Residential mortgage banking revenue, net	44,443	65,033	83,877	(20,590)	(32)%	(39,434)	(47)%
Gain on sale of debt securities, net	—	4	323	(4)	(100)%	(323)	(100)%
Gain (loss) on equity securities, net	4	(706)	240	710	(101)%	(236)	(98)%
Gain on loan and lease sales, net	5,318	1,373	1,074	3,945	287%	4,244	395%
Bank owned life insurance income	2,092	2,071	2,116	21	1%	(24)	(1)%
Other income	17,499	20,089	9,387	(2,590)	(13)%	8,112	86%
Total non-interest income	$91,075	$108,800	$115,480	$(17,725)	(16)%	$(24,405)	(21)%

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	Change Amount	Change Percent
Service charges on deposits	$19,957	$20,230	$(273)	(1)%
Card-based fees	17,648	13,318	4,330	33%
Brokerage revenue	5,050	7,820	(2,770)	(35)%
Residential mortgage banking revenue, net	109,476	101,417	8,059	8%
Gain on sale of debt securities, net	4	190	(186)	(98)%
(Loss) gain on equity securities, net	(702)	1,054	(1,756)	(167)%
Gain on loan and lease sales, net	6,691	2,241	4,450	199%
Bank owned life insurance income	4,163	4,245	(82)	(2)%
Other income	37,588	5,610	31,978	570%
Total non-interest income	$199,875	$156,125	$43,750	28%

During the period, the Company added the card-based fees line item, which were previously included in service charges on deposits and other income line items. Prior periods have been reclassified to conform to the current presentation. Card-based fees are comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned when our customers' debit and credit cards are processed through card payment networks. The increase in the three and six months ended June 30, 2021, as compared to prior periods, is attributable to increased merchant processing fees, given strengthening economic activity and lower unemployment rates in our footprint, businesses are once again open and experiencing increased customer activity.

Brokerage revenue decreased for the three and six months dated June 30, 2021 as compared to prior periods, due to the sale of Umpqua Investments, Inc. in April 2021.

The gain on loan and lease sales increased for the three and six months ended June 30, 2021, as compared to prior periods, which was driven by an increase in SBA loan sales which increased due to higher government guarantees and incentives for borrowers.

Other income for the three months ended June 30, 2021 decreased by $2.6 million as compared to the sequential quarter, and increased by $8.1 million, when compared to the same period in the prior year. The decrease as compared to sequential quarter, is due to a loss of $4.5 million on the swap derivative fair value for the three months ended June 30, 2021, which is a quarter over quarter change of $16.2 million on the swap derivative fair value. For the six months ended June 30, 2021, other income increased by $32.0 million, the increase was primarily due to the fluctuation in the gain on the swap derivative fair value of $22.4 million, as the gain on swap derivative fair value was $7.3 million, as compared to a loss on swap derivative fair value of $15.1 million in the prior period. For the three and six months ended June 30, 2021, other income also includes the $4.5 million gain on sale of Umpqua Investments, Inc. during the period, as well as a $2.3 million M&A advisory fee earned during the period.

Residential mortgage banking revenue, which is the primary source of income for the Mortgage Banking segment, decreased for the three months ended June 30, 2021, as compared to prior periods, due to a decrease in originations driven by a slow down in refinancing demand. For the six months ended June 30, 2021, as compared to the same period of 2020, income for the Mortgage Banking segment increased by $8.1 million. The increase was primarily driven by the change in fair value of the MSR asset due to changes to inputs in the valuation model including changes in discount rates and prepayment speeds.

For-sale mortgage closed loan volume for the three months ended June 30, 2021, decreased 23% and 31% as compared to the three months ended March 31, 2021 and June 30, 2020, respectively. In addition, the gain on sale margin decreased to 3.30% for the three months ended June 30, 2021, as compared to 3.82% and 4.75% for the three months ended March 31, 2021 and June 30, 2020, respectively. Direct expense related to the origination of for-sale mortgage loans as a percentage of loan production was 2.03% for the three months ended June 30, 2021, as compared to 1.90% and 1.87% for the three months ended March 31, 2021 and June 30, 2020, respectively.

For-sale mortgage closed loan volume decreased 3% for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, the gain on sale margin decreased to 3.60%, as compared to 4.24% for the six months ended June 30, 2020. Direct expense related to the origination of for-sale mortgage loans as a percentage of loan production was 1.96% for the six months ended June 30, 2021, which is comparable to the 1.95% for the six months ended June 30, 2020.

Origination volume is generally linked to the level of interest rates. When rates fall, origination volume would be expected to be elevated relative to historical levels. When rates rise, origination volume would be expected to decline. Margins observed in the current quarter could narrow somewhat in future periods as mortgage industry capacity constraints ease further and refinance demand wanes. The MSR asset value is also sensitive to interest rates, and generally falls with lower rates and rises with higher rates.

Servicing income was $9.1 million for the three months ended June 30, 2021, as compared to $9.1 million and $8.5 million for the three months ended March 31, 2021 and June 30, 2020, respectively. For the six months ended June 31, 2021 and 2020, servicing income was $18.2 million and $17.4 million, respectively.

The following table presents our residential mortgage banking revenue for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Origination and sale	$41,367	$62,505	$86,781	$103,872	$126,128
Servicing	9,120	9,087	8,533	18,207	17,413
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	(4,366)	(4,545)	(5,042)	(8,911)	(10,371)
Changes in valuation inputs or assumptions (1)	(1,678)	(2,014)	(6,395)	(3,692)	(31,753)
Residential mortgage banking revenue, net	$44,443	$65,033	$83,877	$109,476	$101,417

LHFS Production Statistics:
Closed loan volume for-sale	$1,253,023	$1,635,532	$1,826,095	$2,888,555	$2,974,279
Gain on sale margin	3.30%	3.82%	4.75%	3.60%	4.24%
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2021 was $189.4 million, an increase of $1.8 million or 1% and $7.5 million or 4% compared to the three months ended March 31, 2021 and June 30, 2020, respectively. Non-interest expense for the six months ended June 30, 2021 was $377.0 million, a decrease of $1.8 billion or 82%, as compared to the six months ended June 30, 2020. Excluding the goodwill impairment taken in 2020, non-interest expense for the six months ended June 30, 2021, increased $17.4 million over the same period in the prior year. The following table presents the key elements of non-interest expense for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020 as well as the six months ended June 30, 2021 and 2020:

	Three Months Ended			Sequential Quarter		Year over Year
(in thousands)	June 30, 2021	March 31, 2021	June 30, 2020	Change Amount	Change Percent	Change Amount	Change Percent
Salaries and employee benefits	$121,573	$124,134	$116,676	$(2,561)	(2)%	$4,897	4%
Occupancy and equipment, net	34,657	34,635	36,171	22	—%	(1,514)	(4)%
Communications	3,004	2,763	2,939	241	9%	65	2%
Marketing	2,054	1,372	1,759	682	50%	295	17%
Services	13,512	10,750	10,356	2,762	26%	3,156	30%
FDIC assessments	1,607	2,599	3,971	(992)	(38)%	(2,364)	(60)%
Intangible amortization	1,130	1,130	1,246	—	—%	(116)	(9)%
Other expenses	11,863	10,209	8,792	1,654	16%	3,071	35%
Total non-interest expense	$189,400	$187,592	$181,910	$1,808	1%	$7,490	4%

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	Change Amount	Change Percent
Salaries and employee benefits	$245,707	$226,450	$19,257	9%
Occupancy and equipment, net	69,292	73,172	(3,880)	(5)%
Communications	5,767	6,067	(300)	(5)%
Marketing	3,426	4,289	(863)	(20)%
Services	24,262	21,126	3,136	15%
FDIC assessments	4,206	6,513	(2,307)	(35)%
Intangible amortization	2,260	2,493	(233)	(9)%
Other expenses	22,072	19,522	2,550	13%
Non-interest expense before goodwill impairment	376,992	359,632	17,360	5%
Goodwill impairment	—	1,784,936	(1,784,936)	nm
Total non-interest expense	$376,992	$2,144,568	$(1,767,576)	(82)%
nm = Not meaningful

Goodwill impairment of $1.8 billion was recorded as of March 31, 2020, due to an interim impairment analysis in the first quarter of 2020, triggered by the decline in interest rates and economic impacts of COVID-19, as well as declines in the Company's stock price. There was no impairment recorded in the current period.

Salaries and employee benefits decreased by $2.6 million for the three months ended June 30, 2021, compared to the three months ended March 31, 2021. This was primarily due to the decrease in for-sale loan origination volume resulting in a decrease in Mortgage Banking compensation of $2.8 million. Salaries and employee benefits increased for the three months ended June 30, 2021 when compared to the same period in the prior year, which is due to an increase of $4.3 million in group insurance costs in the current period as compared to the same period of 2020. Salaries and employee benefits increased for the six months ended June 30, 2021, compared to the prior period, due to an increase in incentives and group insurance.

Services for the three months ended June 30, 2021, increased by $2.8 million and $3.2 million as compared to the three months ended March 31, 2021 and June 30, 2020, respectively. Services also increased by $3.1 million for the six months ended June 30, 2021 compared to the same period in the prior year. The increase compared to these prior periods is due to an increase in consulting and professional fees.

Other expenses for the three months ended June 30, 2021, increased by $1.7 million and $3.1 million, as compared to the three months ended March 31, 2021 and June 30, 2020, respectively. Other expenses also increased by $2.6 million for the six months ended June 30, 2021, compared to the same period in the prior year. These increases were due to increased exit and disposal costs as the Company closed store locations and exited back-office leases as part of the Next Gen 2.0 strategy. Exit and disposal costs were $4.7 million, $1.2 million and $548,000, for the three months ended June 30, 2021, March 31, 2021, and June 30, 2020, respectively. Exit and disposal costs were $5.9 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents were $3.1 billion at June 30, 2021, compared to $2.6 billion at December 31, 2020. The increase of interest bearing cash and temporary investments reflects strong deposit growth in the quarter, outpacing loan and investment growth and borrowing declines. An elevated on-balance sheet liquidity position enhances the Company's liquidity flexibility given the market volatility and uncertainty in the current environment.

Investment Securities

Investment debt securities available for sale were $3.5 billion as of June 30, 2021, compared to $2.9 billion at December 31, 2020.  The increase was due to purchases of $1.0 billion of investment securities, offset by sales and paydowns of $409.0 million, as well as a decrease of $64.5 million in fair value of investment securities available for sale.

The following tables present the available for sale and held to maturity investment debt securities portfolio by major type as of June 30, 2021 and December 31, 2020:

	Investment Securities Available for Sale
	June 30, 2021		December 31, 2020
(dollars in thousands)	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$774,368	22%	$762,202	26%
Obligations of states and political subdivisions	278,126	8%	279,511	10%
Residential mortgage-backed securities and collateralized mortgage obligations	2,421,456	70%	1,890,845	64%
Total available for sale securities	$3,473,950	100%	$2,932,558	100%

	Investment Securities Held to Maturity
	June 30, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	%	Amortized Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$2,876	100%	$3,034	100%
Total held to maturity securities	$2,876	100%	$3,034	100%

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

Gross unrealized losses in the available for sale investment portfolio were $23.6 million at June 30, 2021.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $21.9 million. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no allowance for credit losses was considered necessary on these debt securities as of June 30, 2021.

Restricted Equity Securities

Restricted equity securities were $15.2 million at June 30, 2021 and $41.7 million at December 31, 2020, the majority of which represents the Bank's investment in the FHLB of Des Moines. The decrease is attributable to redemptions of FHLB stock during the period due to decreased FHLB borrowing activity. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Loans and Leases

Total loans and leases outstanding at June 30, 2021 were $22.1 billion, an increase of $364.4 million as compared to December 31, 2020. The increase is attributable to new loan and lease originations, which increased due to organic growth throughout the loan portfolios, offset by PPP loan forgiveness and payoffs, as well as the transfer of $315.9 million from loans held for sale to loans held for investment. The increase was partially offset by loans sold of $133.3 million and net charge-offs of $31.3 million.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term, net	$3,580,386	16%	$3,505,802	16%
Owner occupied term, net	2,398,326	11%	2,333,945	11%
Multifamily, net	3,553,704	16%	3,349,196	15%
Construction & development, net	857,866	4%	828,478	4%
Residential development, net	193,904	1%	192,761	1%
Commercial
Term, net	3,748,269	17%	4,024,467	18%
Lines of credit & other, net	908,518	4%	862,760	4%
Leases & equipment finance, net	1,437,372	6%	1,456,630	7%
Residential
Mortgage, net	4,145,432	19%	3,871,906	18%
Home equity loans & lines, net	1,118,278	5%	1,136,064	5%
Consumer & other, net	201,684	1%	217,358	1%
Total, net of deferred fees and costs	$22,143,739	100%	$21,779,367	100%

As of June 30, 2021, there were $359.3 million in mortgage loans included in loans held for investment that are carried at fair value, as they were included in loans originated as held for sale that are elected to be fair valued at origination.

In April 2020, the Bank began originating loans to qualified small businesses under the PPP administered by the SBA. The remaining unamortized balance of the PPP-related net loan processing fees will be recognized as a yield adjustment over the remaining term of these loans, although the forgiveness of these loans by the SBA accelerates the recognition of these fees.

(dollars in thousands)	June 30, 2021	December 31, 2020
PPP principal balance	$1,417,022	$1,777,145
PPP deferred fees	(36,810)	(26,934)
Net PPP Balance	$1,380,212	$1,750,211

PPP loan count	14,119	14,788

Asset Quality and Non-Performing Assets

The following table summarizes our non-performing assets and TDR loans as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020
Loans and leases on non-accrual status	$20,673	$31,076
Loans and leases past due 90 days or more and accruing	29,144	36,361
Total non-performing loans and leases	49,817	67,437
Other real estate owned	181	1,810
Total non-performing assets	$49,998	$69,247
Restructured loans (1)	$13,072	$14,991
Allowance credit losses on loans and leases	$279,887	$328,401
Reserve for unfunded commitments	14,539	20,286
Allowance for credit losses	$294,426	$348,687
Asset quality ratios:
Non-performing assets to total assets	0.17%	0.24%
Non-performing loans and leases to total loans and leases	0.22%	0.31%
Allowance for credit losses on loans and leases to total loans and leases	1.26%	1.51%
Allowance for credit losses to total loans and leases	1.33%	1.60%
Allowance for credit losses to total non-performing loans and leases	591%	517%
(1)Represents accruing TDR loans performing according to their restructured terms.

At June 30, 2021 and December 31, 2020, troubled debt restructurings of $13.1 million and $15.0 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms.

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

A summary of outstanding loan balances with active payment deferral or forbearance as of June 30, 2021 are shown in the table below, disaggregated by major types of loans and leases:

	Loans with Deferrals or Forbearances
(dollars in thousands)	Number of Loans	Loan Balance Outstanding	% of Loan Portfolio
Commercial real estate	8	$59,715	1%
Commercial	22	1,382	—%
Residential	198	105,995	2%
Consumer & other, net	13	219	—%
Total	241	$167,311	1%

Excluded from the mortgage loans with payment deferrals or forbearance in the above table are $150.6 million of repurchased GNMA loans on deferral, as the credit risk of these loans are guaranteed by government programs such as the Federal Housing Agency, Veterans Affairs, and USDA Rural Development.

The Bank continues to monitor COVID-19 deferrals and if a customer continues to experience financial difficulty after the initial deferral and further concessions are granted, the loan will be reviewed to determine if a TDR designation is appropriate.

Allowance for Credit Losses

The ACL totaled $294.4 million at June 30, 2021, a decrease of $54.3 million from $348.7 million at December 31, 2020. The following table shows the activity in the ACL for the three months ended June 30, 2021, March 31, 2021, and June 30, 2020, as well as for the six months ended June 30, 2021 and 2020:

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Allowance for credit losses on loans and leases
Balance, beginning of period	$311,283	$328,401	$291,420	$328,401	$157,629
Impact of CECL adoption	—	—	—	—	49,999
Adjusted balance, beginning of period	311,283	328,401	291,420	328,401	207,628
(Recapture) provision for credit losses on loans and leases	(17,775)	526	81,484	(17,249)	186,986
Charge-offs	(17,079)	(20,915)	(19,453)	(37,994)	(43,908)
Recoveries	3,458	3,271	3,294	6,729	6,039
Net charge-offs	(13,621)	(17,644)	(16,159)	(31,265)	(37,869)
Balance, end of period	$279,887	$311,283	$356,745	$279,887	$356,745
Reserve for unfunded commitments
Balance, beginning of period	$19,760	$20,286	$20,927	$20,286	$5,106
Impact of CECL adoption	—	—	—	—	3,238
Adjusted balance, beginning of period	19,760	20,286	20,927	20,286	8,344
(Recapture) provision for credit losses on unfunded commitments	(5,221)	(526)	5,441	(5,747)	18,024
Balance, end of period	14,539	19,760	26,368	14,539	26,368
Total allowance for credit losses	$294,426	$331,043	$383,113	$294,426	$383,113
As a percentage of average loans and leases (annualized):
Net charge-offs	0.25%	0.33%	0.29%	0.29%	0.35%
(Recapture) provision for credit losses	(0.42)%	—%	1.56%	(0.21)%	1.89%
Recoveries as a percentage of charge-offs	20.25%	15.64%	16.93%	17.71%	13.75%

With the adoption of CECL, we recorded a one-time cumulative-effect pre-tax adjustment in the amount of $53.2 million. The allowance for credit losses on loans and leases increased by $50.0 million and the allowance for unfunded commitments increased by $3.2 million, resulting in a January 1, 2020, or day 1, balance of the Allowance for Credit Losses of $216.0 million.

The (recapture) provision for credit losses includes the (recapture) provision for loan and lease losses, (recapture) provision for unfunded commitments, and the provision (recapture) for credit losses related to accrued interest on loans. There was a $23.0 million recapture of the provision of credit losses for the three and six months ended June 30, 2021, which is due to the stabilization of credit quality metrics and economic forecasts used in credit models.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans in each category to total loans and leases as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$128,951	48%	$141,710	47%
Commercial	121,390	27%	150,864	29%
Residential	25,296	24%	27,964	23%
Consumer & other	4,250	1%	7,863	1%
Allowance for credit losses on loans and leases	$279,887		$328,401
The following table shows the change in the allowance for credit losses from March 31, 2021 to June 30, 2021:

(dollars in thousands)	March 31, 2021	Q2 2021 net (charge-offs)	Reserve build/(release)	June 30, 2021	% of Loan and Leases Outstanding
Commercial real estate	$170,143	$(40)	$(31,058)	$139,045	1.31%
Commercial	130,639	(13,412)	6,308	123,535	2.03%
Residential	22,378	209	4,419	27,006	0.51%
Consumer & Other	7,883	(378)	(2,665)	4,840	2.40%
Total allowance for credit losses	$331,043	$(13,621)	$(22,996)	$294,426
% of loans and leases outstanding	1.49%			1.33%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios. For the second quarter of 2021, the Bank used Moody's Analytics May consensus economic forecast. Key components include a U.S. real GDP annualized growth of 7.4% in 2021 and unemployment rate of 5.5% in 2021 with a return to less than 5% unemployment by the fourth quarter of 2021. The models for calculating the ACL are sensitive to changes in these and other economic variables, which could result in volatility as these assumptions change over time. In addition, the forward-looking assumptions revert to historical data when they reach the point where future assumptions are no longer estimated.

We believe that the allowance for credit losses as of June 30, 2021 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline or are worse than economic forecasts predict, the Bank may need additional provisions for credit losses in future periods.

Residential Mortgage Servicing Rights

The following table presents the changes in our residential mortgage servicing rights portfolio for the three months ended June 30, 2021, March 31, 2021, and June 30, 2020 as well as the six months ended June 30, 2021 and 2020:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balance, beginning of period	$100,413	$92,907	$94,346	$92,907	$115,010
Additions for new MSR capitalized	8,330	14,065	13,447	22,395	23,470
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,366)	(4,545)	(5,042)	(8,911)	(10,371)
Changes due to valuation inputs or assumptions (1)	(1,678)	(2,014)	(6,395)	(3,692)	(31,753)
Balance, end of period	$102,699	$100,413	$96,356	$102,699	$96,356
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our residential serviced loan portfolio as of June 30, 2021 and December 31, 2020 was as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Balance of loans serviced for others	$12,897,032	$13,026,720
MSR as a percentage of serviced loans	0.80%	0.71%

Residential mortgage servicing rights are adjusted to fair value quarterly with the change recorded in residential mortgage banking revenue. The value of servicing rights can fluctuate based on changes in interest rates and other factors. Generally, as interest rates decline and borrowers are able to take advantage of a refinance incentive, prepayments increase and the total value of existing servicing rights declines as expectations of future servicing fee collections decline. Historically, the fair value of our residential mortgage servicing rights will increase as market rates for mortgage loans rise and decrease if market rates fall. Mortgage refinance volumes remain elevated; however, accelerated prepayment speeds have slowed due to a flattening of long-term interest rates during the quarter.

The fair value of the MSR asset due to changes to inputs in the valuation model including changes in discount rates and prepayment speeds by $1.7 million and $3.7 million for the three and six months ended June 30, 2021, respectively, due to changes to inputs in the valuation model including changes in discount rates and prepayment speeds. The fair value of the MSR asset decreased by $4.4 million and $8.9 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three and six months ended June 30, 2021.

Deposits

Total deposits were $26.2 billion at June 30, 2021, an increase of $1.5 billion, as compared to December 31, 2020. The increase is mainly attributable to growth in interest bearing and non-interest bearing demand deposits and savings balances, offset by a decline in time deposits. The increase in non-maturity deposit account categories is attributable to the impact of economic assistance payments, in addition to increased customer savings rates as customers look to increase their own liquidity in this uncertain environment. The decrease in time deposits is mainly due to the runoff of higher-cost time deposits.

The following table presents the deposit balances by category as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%
Non-interest bearing demand	$10,718,921	41%	$9,632,773	39%
Interest bearing demand	3,466,251	13%	3,051,487	12%
Money market	7,559,621	29%	7,173,920	29%
Savings	2,221,524	8%	1,912,752	8%
Time, greater than $250,000	672,209	3%	899,563	4%
Time, $250,000 or less	1,515,027	6%	1,951,706	8%
Total deposits	$26,153,553	100%	$24,622,201	100%

The Company's brokered deposits totaled $358.5 million at June 30, 2021, compared to $424.1 million at December 31, 2020.

Borrowings

At June 30, 2021, the Bank had outstanding $480.3 million of securities sold under agreements to repurchase, an increase of $104.9 million from December 31, 2020. The Bank had outstanding borrowings consisting of advances from the FHLB of $111.4 million at June 30, 2021, which decreased $660.1 million from December 31, 2020. The decrease is attributable to maturity payoffs during the quarter. The FHLB advances are secured by loans and have fixed interest rates ranging from 1.42% to 7.10% that mature in 2021 through 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $375.9 million and $343.5 million at June 30, 2021 and December 31, 2020, respectively.  The increase is mainly due to the $32.6 million change in fair value for the junior subordinated debentures elected to be carried at fair value, which is due to a decrease in the discount rates caused by a decrease in the credit spread paired with a decrease in the long end of the SWAP spot curve, which results in a higher fair value, offset by the implied forward curve shifting lower resulting in a decrease in estimated future interest cashflows. As of June 30, 2021, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three-month LIBOR.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank's liquidity strategy includes an elevated on-balance sheet liquidity position to grow deposit balances to provide flexibility to fund growth in lending and investment portfolios, as well as deleverage liabilities as economic conditions permit. As a result, the Company believes that it has sufficient cash and access to borrowings to effectively manage through the COVID-19 pandemic as well as meet its working capital and other needs. The Company will continue to prudently evaluate and maintain liquidity sources, including the ability to fund future loan growth and the management and utilization of our borrowing sources.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 6% of total deposits at June 30, 2021 and 7% of total deposits at December 31, 2020. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $8.8 billion at June 30, 2021, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $946.6 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at June 30, 2021. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $100.0 million of dividends paid by the Bank to the Company in the six months ended June 30, 2021.  In July 2021, the Bank paid the Company a special dividend of $200.0 million to fund the repurchase plan announced by the Company in July 2021. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. The Company is required to seek FDIC and Oregon Division of Financial Regulation approval for quarterly dividends from Umpqua Bank to the Company. The timing of the quarterly dividend is after each quarter's earnings release to provide the Company's Board of Directors and regulators with the opportunity to review final quarterly financial results and financial projections, prior to the announcement of any dividend. The Company expects to continue this cadence in future quarters.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $286.4 million during the six months ended June 30, 2021, with the difference between cash provided by operating activities and net income consisting primarily of proceeds from the sale of loans held for sale of $3.0 billion, and the decrease in other assets of $49.3 million, offset by originations of loans held for sale of $2.9 billion and the gain on sale of loans of $87.8 million. This compares to net cash used in operating activities of $144.9 million during the six months ended June 30, 2020, with the difference between cash used in operating activities and net loss consisting of goodwill impairment of $1.8 billion, proceeds from the sale of loans held for sale of $3.0 billion, provision for loan and lease losses of $205.2 million, and the net increase in other assets of $265.1 million, offset by originations of loans held for sale of $3.0 billion, and gain on sale of loans of $119.6 million.

Net cash of $655.2 million used in investing activities during the six months ended June 30, 2021, consisted principally of purchases of available for sale investment securities of $1.0 billion, and net loan originations of $213.1 million, offset by proceeds from available for sale investment securities of $409.0 million and the proceeds from sales of loans and leases of $140.0 million. This compares to net cash of $1.5 billion used in investing activities during the six months ended June 30, 2020, which primarily of net loan originations of $1.6 billion, due to our participation in the PPP, and purchases of investment securities available for sale of $353.6 million, offset by proceeds from investment securities available for sale of $401.5 million.

Net cash of $881.4 million provided by financing activities during the six months ended June 30, 2021, primarily consisted of $1.5 billion net increase in deposits and the net increase in securities sold under agreements to repurchase of $104.9 million, offset by $660.0 million repayment of borrowings and $92.6 million of dividends paid on common stock. This compares to net cash of $2.5 billion provided by financing activities during the six months ended June 30, 2020, primarily consisted of $2.4 billion net increase in deposits and proceeds from borrowings of $600.0 million, offset by $410.0 million repayment of borrowings and $92.5 million of dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2021, it is possible that our deposit growth may not be maintained at previous levels due to pricing pressure, store consolidations, or customers' spending habits. In addition, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at June 30, 2021 was $2.8 billion. The increase in shareholders' equity during the six months ended June 30, 2021 was principally due to net income, offset by the other comprehensive loss, net of tax, and cash dividends paid.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. We cannot predict the extent of the economic decline due to COVID-19 or other factors that could result in inadequate earnings, regulatory restrictions and limitations, changes to our capital requirements, or a decision to increase capital by retention of earnings, that may result in the inability to pay dividends at previous levels, or at all.

The timing of the quarterly dividend is after each quarter's earnings release to provide the Company's Board of Directors with the opportunity to review final quarterly financial results and financial projections, prior to the announcement of any dividend. The Company expects to continue this cadence in future quarters. On May 5, 2021, the Company declared a cash dividend in the amount of $0.21 per common share based on first quarter 2021 performance, which was paid on May 28, 2021.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended June 30, 2021, March 31, 2021, and June 30, 2020, as well as the six months ended June 30, 2021 and 2020:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Dividend declared per common share	$0.21	$0.21	$—	$0.42	$0.21
Dividend payout ratio	40%	43%	—%	42%	(3)%

As of June 30, 2021, a total of 9.5 million shares are available for repurchase under the Company's share repurchase plan, which was effectively retired by the Board of Directors in July 2021. During the six months ended June 30, 2021, no shares were repurchased under this plan.

In July 2021, the Company announced that its Board of Directors approved a new share repurchase program which authorizes the Company to repurchase up to $400 million of common stock over the next twelve months from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. The program replaces and supersedes the previously approved share repurchase program which was scheduled to expire on July 31, 2021.

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

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel III at June 30, 2021 and December 31, 2020:

	Actual		For Capital Adequacy purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total Capital
(to Risk Weighted Assets)
Consolidated	$3,431,331	15.41%	$1,781,728	8.00%	$2,227,160	10.00%
Umpqua Bank	$3,212,055	14.42%	$1,782,141	8.00%	$2,227,676	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,760,930	12.40%	$1,336,296	6.00%	$1,781,728	8.00%
Umpqua Bank	$2,992,652	13.43%	$1,336,605	6.00%	$1,782,141	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,760,930	12.40%	$1,002,222	4.50%	$1,447,654	6.50%
Umpqua Bank	$2,992,652	13.43%	$1,002,454	4.50%	$1,447,989	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,760,930	9.16%	$1,206,304	4.00%	$1,507,881	5.00%
Umpqua Bank	$2,992,652	9.92%	$1,206,693	4.00%	$1,508,366	5.00%
December 31, 2020
Total Capital
(to Risk Weighted Assets)
Consolidated	$3,347,926	15.63%	$1,713,891	8.00%	$2,142,364	10.00%
Umpqua Bank	$3,134,116	14.63%	$1,713,809	8.00%	$2,142,262	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,636,194	12.31%	$1,285,418	6.00%	$1,713,891	8.00%
Umpqua Bank	$2,873,383	13.41%	$1,285,357	6.00%	$1,713,809	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,636,194	12.31%	$964,064	4.50%	$1,392,536	6.50%
Umpqua Bank	$2,873,383	13.41%	$964,018	4.50%	$1,392,470	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,636,194	8.98%	$1,174,129	4.00%	$1,467,661	5.00%
Umpqua Bank	$2,873,383	9.79%	$1,174,065	4.00%	$1,467,581	5.00%

In 2020, the federal bank regulatory authorities finalized a rule to provide banking organizations that are required to implement CECL before the end of 2020 the option to delay the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. The Company elected this capital relief and will delay the estimated regulatory capital impact of adopting CECL, relative to the incurred loss methodology's effect on regulatory capital.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2021 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of June 30, 2021.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2021:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Remaining Shares that May be Purchased at Period End under the Plan
4/1/21 - 4/30/21	741	$18.34	—	9,524,429
5/1/21 - 5/31/21	32	$19.28	—	9,524,429
6/1/21 - 6/30/21	184	$19.18	—	9,524,429
Total for quarter	957	$18.53	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 957 shares to be issued upon vesting of restricted stock awards to pay withholding taxes. During the three months ended June 30, 2021, no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)The Company's share repurchase plan, which was first approved by its Board of Directors and announced in August 2003, was amended on September 29, 2011 to increase the number of common shares available for repurchase under the plan to 15 million shares.  As of June 30, 2021, a total of 9.5 million shares remained available for repurchase. As of July 21, 2021, the Company approved a new share repurchase program which authorizes the Company to repurchase up to $400 million of common stock over the next twelve months from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. This effectively ended the previous share repurchase plan. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, our capital plan and bank or bank holding company regulatory approvals.

Item 3.            Defaults upon Senior Securities

Not applicable

Item 4.            Mine Safety Disclosures

Not applicable

Item 5.            Other Information

Not applicable

Item 6.            Exhibits

Exhibit #	Description

3.1	(a) Restated Articles of Incorporation, as amended

3.2	(b) Bylaws, as amended

4.1	(c) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1*	(d) Employment Agreement with CEO Cort O'Haver

10.2*	(e) Form of Employment Agreement with Executive Officers

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

*	Compensatory plan or arrangement

(a)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 23, 2018

(b)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed March 24, 2020

(c)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

(d)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 6, 2021

(e)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2021

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	August 5, 2021	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	August 5, 2021	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/Chief Financial Officer and Principal Financial Officer

Dated	August 5, 2021	/s/ Lisa M. White
Lisa M. White Senior Vice President/Corporate Controller and Principal Accounting Officer