Form 10-Q
period 2021-09-30
UMPQUA HOLDINGS CORP
filed 2021-11-04
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	September 30, 2021
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to .

Commission File Number: 001-34624

Umpqua Holdings Corporation
(Exact Name of Registrant as Specified in Its Charter)

Oregon	93-1261319
(State or Other Jurisdiction	(I.R.S. Employer Identification Number)
of Incorporation or Organization)

One SW Columbia Street, Suite 1200
Portland, Oregon 97204
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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:
Common stock, no par value: 216,621,803 shares outstanding as of October 31, 2021

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

GLOSSARY OF DEFINED TERMS
ACL	Allowance for credit losses
ASU	Accounting Standards Update
ATM	Automated teller machine
Bank	Umpqua Bank
Basel III	Basel capital framework (third accord)
CECL	Current Expected Credit Losses
Columbia	Columbia Banking System, Inc.
Company	Umpqua Holdings Corporation and its subsidiaries
CVA	Credit valuation adjustments
DCF	Discounted cash flow
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FinPac	Financial Pacific Leasing, Inc.
GAAP	Generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HELOC	Home equity line of credit
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
Merger	Merger Sub will merge with and into Umpqua, with Umpqua surviving
Merger Agreement	Agreement dated as of October 11, 2021, by and among Umpqua, Columbia, and Cascade Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Columbia
Merger Sub	Cascade Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Columbia
MSR	Mortgage servicing rights
NOL	Net operating loss
N/M	Not meaningful
PD	Probability of default
PPP	Paycheck Protection Program
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Surviving Entity	Merger Sub will merge with and into Umpqua, with Umpqua surviving the Merger
TDR	Troubled debt restructuring
USDA	United States Department of Agriculture

PART I.       FINANCIAL INFORMATION
Item 1.         Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks (restricted cash of $89,006 and $92,955)	$395,555	$370,219
Interest bearing cash and temporary investments (restricted cash of $357 and $2,574)	3,349,034	2,202,962
Total cash and cash equivalents	3,744,589	2,573,181
Investment securities
Equity and other, at fair value	81,575	83,077
Available for sale, at fair value	3,723,171	2,932,558
Held to maturity, at amortized cost	2,795	3,034
Loans held for sale (at fair value: $352,466 and $688,079)	352,466	766,225
Loans and leases (at fair value: $353,912 and $0)	21,969,940	21,779,367
Allowance for credit losses on loans and leases	(257,560)	(328,401)
Net loans and leases	21,712,380	21,450,966
Restricted equity securities	10,946	41,666
Premises and equipment, net	172,624	178,050
Operating lease right-of-use assets	88,379	104,937
Goodwill	—	2,715
Other intangible assets, net	9,970	13,360
Residential mortgage servicing rights, at fair value	105,834	92,907
Bank owned life insurance	325,646	323,470
Deferred tax asset, net	8,402	—
Other assets	552,702	669,029
Total assets	$30,891,479	$29,235,175
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$11,121,127	$9,632,773
Interest bearing	15,787,270	14,989,428
Total deposits	26,908,397	24,622,201
Securities sold under agreements to repurchase	467,760	375,384
Borrowings	6,367	771,482
Junior subordinated debentures, at fair value	299,508	255,217
Junior subordinated debentures, at amortized cost	88,098	88,268
Operating lease liabilities	100,557	113,593
Deferred tax liability, net	—	5,441
Other liabilities	298,413	299,012
Total liabilities	28,169,100	26,530,598
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2021 and 2020; issued and outstanding: 216,621,803 in 2021 and 220,226,335 in 2020	3,442,085	3,514,599
Accumulated deficit	(739,915)	(932,767)
Accumulated other comprehensive income	20,209	122,745
Total shareholders' equity	2,722,379	2,704,577
Total liabilities and shareholders' equity	$30,891,479	$29,235,175

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
INTEREST INCOME
Interest and fees on loans and leases	$224,403	$229,457	$669,014	$710,624
Interest and dividends on investment securities:
Taxable	16,102	10,168	43,833	35,788
Exempt from federal income tax	1,470	1,490	4,491	4,572
Dividends	213	710	1,216	1,956
Interest on temporary investments and interest bearing deposits	1,237	474	2,635	4,208
Total interest income	243,425	242,299	721,189	757,148
INTEREST EXPENSE
Interest on deposits	5,100	19,121	22,794	85,633
Interest on securities sold under agreement to repurchase and federal funds purchased	88	84	232	673
Interest on borrowings	149	3,271	2,787	11,156
Interest on junior subordinated debentures	3,014	3,249	9,108	12,074
Total interest expense	8,351	25,725	34,921	109,536
Net interest income	235,074	216,574	686,268	647,612
(RECAPTURE) PROVISION FOR CREDIT LOSSES	(18,919)	(338)	(41,915)	204,832
Net interest income after (recapture) provision for credit losses	253,993	216,912	728,183	442,780
NON-INTEREST INCOME
Service charges on deposits	10,941	10,405	30,898	30,635
Card-based fees	9,111	7,118	26,759	20,436
Brokerage revenue	31	3,686	5,081	11,506
Residential mortgage banking revenue, net	34,150	90,377	143,626	191,794
Gain on sale of debt securities, net	—	—	4	190
(Loss) gain on equity securities, net	(343)	(112)	(1,045)	942
Gain on loan and lease sales, net	4,208	1,092	10,899	3,333
Bank owned life insurance income	2,038	2,087	6,201	6,332
Other income	13,569	17,271	51,157	22,881
Total non-interest income	73,705	131,924	273,580	288,049
NON-INTEREST EXPENSE
Salaries and employee benefits	117,636	120,337	363,343	346,787
Occupancy and equipment, net	33,944	36,720	103,236	109,892
Communications	2,866	2,943	8,633	9,010
Marketing	1,651	1,859	5,077	6,148
Services	12,017	13,193	36,279	34,319
FDIC assessments	2,136	2,989	6,342	9,502
Intangible amortization	1,130	1,247	3,390	3,740
Goodwill impairment	—	—	—	1,784,936
Other expenses	12,373	10,919	34,445	30,441
Total non-interest expense	183,753	190,207	560,745	2,334,775
Income (loss) before provision for income taxes	143,945	158,629	441,018	(1,603,946)
Provision for income taxes	35,879	33,758	109,072	70,204
Net income (loss)	$108,066	$124,871	$331,946	$(1,674,150)
Earnings (loss) per common share:
Basic	$0.49	$0.57	$1.51	($7.60)
Diluted	$0.49	$0.57	$1.51	($7.60)
Weighted average number of common shares outstanding:
Basic	218,416	220,221	219,791	220,216
Diluted	218,978	220,418	220,278	220,216

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss)	$108,066	$124,871	$331,946	$(1,674,150)
Available for sale securities:
Unrealized (losses) gains arising during the period	(29,009)	2,996	(93,533)	115,327
Income tax benefit (expense) related to unrealized (losses) gains	7,463	(771)	24,058	(29,663)

Reclassification adjustment for net realized gains in earnings	—	—	(4)	(190)
Income tax expense related to realized gains	—	—	1	49
Net change in unrealized (losses) gains for available for sale securities	(21,546)	2,225	(69,478)	85,523

Junior subordinated debentures, at fair value:
Unrealized (losses) gains arising during the period	(11,946)	(14,555)	(44,504)	26,857
Income tax benefit (expense) related to unrealized gains	3,072	3,744	11,446	(6,907)
Net change in unrealized (losses) gains for junior subordinated debentures, at fair value	(8,874)	(10,811)	(33,058)	19,950
Other comprehensive (loss) income, net of tax	(30,420)	(8,586)	(102,536)	105,473
Comprehensive income (loss)	$77,646	$116,285	$229,410	$(1,568,677)

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

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Continued)
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2021	220,226,335	$3,514,599	$(932,767)	$122,745	$2,704,577
Net income			107,737		107,737
Other comprehensive loss, net of tax				(84,613)	(84,613)
Stock-based compensation		2,964			2,964
Stock repurchased and retired	(143,832)	(2,315)			(2,315)
Issuances of common stock under stock plans	408,700	—			—
Cash dividends on common stock ($0.21 per share)			(46,481)		(46,481)
Balance at March 31, 2021	220,491,203	$3,515,248	$(871,511)	$38,132	$2,681,869
Net income			116,143		116,143
Other comprehensive income, net of tax				12,497	12,497
Stock-based compensation		2,377			2,377
Stock repurchased and retired	(957)	(18)			(18)
Issuances of common stock under stock plans	136,206	34			34
Cash dividends on common stock ($0.21 per share)			(46,586)		(46,586)
Balance at June 30, 2021	220,626,452	$3,517,641	$(801,954)	$50,629	$2,766,316
Net income			108,066		108,066
Other comprehensive loss, net of tax				(30,420)	(30,420)
Stock-based compensation		2,765			2,765
Stock repurchased and retired	(4,011,808)	(78,321)			(78,321)
Issuances of common stock under stock plans	7,159	—			—
Cash dividends on common stock ($0.21 per share)			(46,027)		(46,027)
Balance at September 30, 2021	216,621,803	$3,442,085	$(739,915)	$20,209	$2,722,379

(1) The cumulative effect adjustment relates to the implementation of new accounting guidance for the allowance for credit losses on January 1, 2020.

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$331,946	$(1,674,150)
Adjustments to reconcile net income to net cash used in operating activities:
Goodwill impairment	—	1,784,936
Amortization of investment premiums, net	10,934	20,911
Gain on sale of investment securities, net	(4)	(190)
(Recapture) provision for credit losses	(41,915)	204,832
Change in cash surrender value of bank owned life insurance	(6,302)	(6,433)
Depreciation, amortization and accretion	23,492	28,494
Loss (gain) on sale of premises and equipment	436	(369)
Gain on store divestiture	—	(5,945)
Additions to residential mortgage servicing rights carried at fair value	(30,845)	(37,484)
Change in fair value of residential mortgage servicing rights carried at fair value	17,918	59,246
Stock-based compensation	8,106	6,781
Net decrease (increase) in equity and other investments	457	(1,662)
Loss (gain) on equity securities, net	1,045	(942)
Gain on sale of loans and leases, net	(124,764)	(212,353)
Change in fair value of loans held for sale	21,727	(16,519)
Origination of loans held for sale	(3,875,836)	(4,897,068)
Proceeds from sales of loans held for sale	4,065,846	4,958,265
Change in other assets and liabilities:
Net decrease (increase) in other assets	161,119	(232,499)
Net decrease in other liabilities	(21,816)	(59,519)
Net cash provided by (used in) operating activities	541,544	(81,668)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(1,473,840)	(595,396)
Proceeds from investment securities available for sale	578,240	604,553
Purchases of restricted equity securities	(34)	(20,001)
Redemption of restricted equity securities	30,754	16,402
Net change in loans and leases	(85,539)	(1,343,715)
Proceeds from sales of loans and leases	182,605	60,777
Change in premises and equipment	(13,121)	(11,526)
Proceeds from bank owned life insurance death benefits	3,401	57
Net cash received from sale of Umpqua Investments, Inc.	10,781	—
Net cash paid in store divestiture	—	(81,172)
Other	1,879	1,037
Net cash used in investing activities	$(764,874)	$(1,368,984)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$2,286,225	$2,288,262
Net increase in securities sold under agreements to repurchase	92,376	76,720
Proceeds from borrowings	—	600,000
Repayment of borrowings	(765,000)	(510,000)
Net proceeds from issuance of common stock	34	—
Dividends paid on common stock	(138,243)	(138,731)
Repurchase and retirement of common stock	(80,654)	(8,628)
Net cash provided by financing activities	1,394,738	2,307,623
Net increase in cash and cash equivalents	1,171,408	856,971
Cash and cash equivalents, beginning of period	2,573,181	1,362,756
Cash and cash equivalents, end of period	$3,744,589	$2,219,727

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$35,085	$115,016
Income taxes	$81,482	$105,579
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$(69,478)	$85,523
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$(33,058)	$19,950
Cumulative effect adjustment to retained earnings	$—	$40,181
Transfer of loans to loans held for sale	$—	$6,187
Transfer of loans held for sale to loans	$315,887	$—
Change in GNMA mortgage loans recognized due to repurchase option	$—	$15,617

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

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to September 30, 2021, for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications, including the reclassification of the line items within non-interest income to add the card-based fees line item, as well as changes to the segment reporting structure.

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

Note 2 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses and approximate fair values of debt securities at September 30, 2021 and December 31, 2020:

	September 30, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$806,469	$35,304	$(2,796)	$838,977
Obligations of states and political subdivisions	272,275	11,851	(717)	283,409
Residential mortgage-backed securities and collateralized mortgage obligations	2,606,906	29,272	(35,393)	2,600,785
Total available for sale securities	$3,685,650	$76,427	$(38,906)	$3,723,171
Held to maturity:
Residential mortgage-backed securities and collateralized mortgage obligations	$2,795	$786	$—	$3,581
Total held to maturity securities	$2,795	$786	$—	$3,581

	December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$698,243	$64,271	$(312)	$762,202
Obligations of states and political subdivisions	263,546	15,996	(31)	279,511
Residential mortgage-backed securities and collateralized mortgage obligations	1,839,711	51,583	(449)	1,890,845
Total available for sale securities	$2,801,500	$131,850	$(792)	$2,932,558
Held to maturity:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,034	$849	$—	$3,883
Total held to maturity securities	$3,034	$849	$—	$3,883

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $12.2 million and $8.9 million as of September 30, 2021 and December 31, 2020, respectively, and is included in Other Assets.

Debt securities that were in an unrealized loss position as of September 30, 2021 and December 31, 2020 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	September 30, 2021
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$119,093	$1,773	$18,805	$1,023	$137,898	$2,796
Obligations of states and political subdivisions	53,099	717	—	—	53,099	717
Residential mortgage-backed securities and collateralized mortgage obligations	1,500,804	34,346	23,561	1,047	1,524,365	35,393
Total temporarily impaired securities	$1,672,996	$36,836	$42,366	$2,070	$1,715,362	$38,906

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$29,493	$312	$—	$—	$29,493	$312
Obligations of states and political subdivisions	4,357	31	—	—	4,357	31
Residential mortgage-backed securities and collateralized mortgage obligations	215,165	449	—	—	215,165	449
Total temporarily impaired securities	$249,015	$792	$—	$—	$249,015	$792

These unrealized losses on the debt securities held by the Company were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the issuers of the debt securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at September 30, 2021 are issued or guaranteed by government sponsored enterprises. Because the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an allowance for credit losses at September 30, 2021.

The following table presents the contractual maturities of debt securities at September 30, 2021:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$16,913	$17,150	$—	$—
Due after one year through five years	122,809	128,548	2	2
Due after five years through ten years	967,343	1,004,037	8	8
Due after ten years	2,578,585	2,573,436	2,785	3,571
Total securities	$3,685,650	$3,723,171	$2,795	$3,581

The following table presents, as of September 30, 2021, investment securities that were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$293,931	$301,370
Other securities pledged principally to secure repurchase agreements	746,122	770,020
Total pledged securities	$1,040,053	$1,071,390

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Commercial real estate
Non-owner occupied term, net	$3,561,764	$3,505,802
Owner occupied term, net	2,330,338	2,333,945
Multifamily, net	3,813,024	3,349,196
Construction & development, net	882,778	828,478
Residential development, net	177,148	192,761
Commercial
Term, net	3,159,466	4,024,467
Lines of credit & other, net	930,350	862,760
Leases & equipment finance, net	1,457,248	1,456,630
Residential
Mortgage, net	4,330,860	3,871,906
Home equity loans & lines, net	1,133,823	1,136,064
Consumer & other, net	193,141	217,358
Total loans and leases, net of deferred fees and costs	$21,969,940	$21,779,367

As of September 30, 2021 and December 31, 2020, the net deferred costs were $47.7 million and $38.6 million, respectively. The Bank participated in the PPP to originate SBA loans designated to help businesses maintain their workforce and cover other working capital needs during the COVID-19 pandemic. As of September 30, 2021, the Bank had approximately 7,500 PPP loans, totaling $726.7 million in net loans, which are classified as commercial term loans in the table above. As of December 31, 2020, the Bank had approximately 15,000 PPP loans totaling $1.8 billion in net loans. Net deferred costs for the loan portfolio include the net deferred fees for the origination of PPP loans of $21.2 million and $26.9 million as of September 30, 2021 and December 31, 2020, respectively. The PPP net deferred fees and costs are a yield adjustment over the remaining term of these loans. The loans are fully guaranteed by the SBA and the maximum term of the loans is either two or five years; however, the majority of the loan balances are expected to be forgiven by the SBA, which will accelerate the recognition of these net deferred fees at the forgiveness date.

Total loans and leases also include discounts on acquired loans of $11.4 million and $17.9 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, loans totaling $14.4 billion were pledged to secure borrowings and available lines of credit. The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. Interest accrued on loans totaled $63.3 million and $74.8 million as of September 30, 2021 and December 31, 2020, respectively, and is included in Other Assets.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the lease and equipment finance segment within the loans and leases, net line item. These leases typically have terms of three to five years and are considered to be direct financing leases. Interest income recognized on these leases was $6.1 million and $17.3 million for the three and nine months ended September 30, 2021, respectively, as compared to $6.7 million and $20.5 million for the three and nine months ended September 30, 2020, respectively.

Loans and leases sold

In the course of managing the loan and lease portfolio, management may decide to sell loans and leases. The following table summarizes the carrying value of loans and leases sold by major loan type during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Commercial real estate
Non-owner occupied term, net	$14,828	$3,009	$38,124	$12,767
Owner occupied term, net	12,692	6,138	25,115	15,330
Multifamily, net	—	—	3,776	—
Commercial
Term, net	10,866	8,628	39,180	28,780
Lines of credit & other, net	—	159	—	159
Leases & equipment finance, net	—	—	—	43
Residential
Mortgage, net	—	365	1,712	365
Consumer & other	—	—	63,799	—
Total loans and leases sold, net	$38,386	$18,299	$171,706	$57,444

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

All forecasts are updated for each variable where applicable and incorporated as relevant into the ACL calculation. Actual credit loss results and the timing thereof will differ from the estimate of credit losses, either in a strong economy or a recession, as the portfolio will change through time due to growth, risk mitigation actions and other factors. In addition, the scenarios used will differ and change through time as economic conditions change. Economic scenarios might not capture deterioration or improvement in the economy timely enough for the Bank to be able to adequately address the impact to the ACL.

Select macroeconomic variables are projected over the forecast period, and they could have a material impact in determining the ACL. As the length of the forecast period increases, information about the future becomes less readily available and projections are inherently less certain.

The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate for all portfolio segments, during the three and nine months ended September 30, 2021, were primarily related to changes in the economic assumptions. The Bank opted to use Moody's Analytics' August consensus economic forecast for estimating the ACL as of September 30, 2021. This scenario is based on Moody's Analytics' review of a variety of surveys of baseline forecasts of the U.S. economy. These surveys vary in date of latest vintage, number of updates per year, list of variables forecast, duration of forecast, frequency of data (quarterly or annual), and the number of respondents. In the preparation of the Moody's Analytics consensus forecast, the focus is on the next three to five years, since that is the most typical duration in the surveyed results. Moody's Analytics' approach is to give greater consideration to the most recently produced forecasts, since they will include the most up-to-date historical information, and to those variables for which the number of surveyed responses is largest.

In the consensus scenario selected, the probability that the economy will perform better than this consensus is equal to the probability that it will perform worse and included the following factors:
•U.S. real GDP average annualized growth of 4.9% through 2022;
•U.S. unemployment rate average for 2021 of 5.5%, dropping to 4.2% in 2022;
•COVID infections abate in November 2021;
•Federal Reserve to keep the target range for the Fed Funds rate at 0% to 0.25% until early 2023.

The Bank uses an additional scenario that differs in terms of severity within the variables, both favorable and unfavorable, to assess the sensitivity in the ACL results and to inform qualitative adjustments. The Bank selected the Moody's Analytics' August S2 scenario for this analysis. In the scenario selected, there is a 75% probability that the economy will perform better, broadly speaking, and a 25% probability that it will perform worse; and the scenario includes the following factors:
•The stimulus is less effective than expected because of slower consumer spending. More of the funds end up in savings, and thus fiscal multipliers are smaller than assumed in the consensus scenario;
•New cases, hospitalizations and deaths from COVID-19 rise again and then diminish more slowly than anticipated, with fewer people than expected receiving vaccines;
•U.S. real GDP average annualized growth of 3.5% through 2022;
•U.S. unemployment rate average for 2021 of 5.9% with return to less than 5.0% unemployment in 2023;
•COVID infections abate in January 2022;
•Federal Reserve to keep target range for the Fed Funds rate near 0% until mid-2024.

The results using the comparison scenario for sensitivity analysis were reviewed by management and were considered when evaluating the qualitative factor adjustments.

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

Along with the quantitative factors produced by the above models, management also considers prepayment speeds and qualitative factors when determining the ACL. The Company uses a prepayment model that forecasts the constant prepayment rates based on institution specific data for the commercial real estate, commercial and consumer portfolios and a forward curve approach that changes with macro-economic input variables for the residential portfolio. Below are the nine qualitative factors considered where applicable:

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

The Company evaluated each qualitative factor as of September 30, 2021, and made qualitative overlay adjustments of approximately $16.9 million to increase the amounts indicated by the models as considered necessary to adequately reflect the significant changes in credit conditions and overall portfolio risk, including $13.8 million qualitative overlay increase related to loans collateralized by hotel, retail, and office properties.

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

The following tables summarize activity related to the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$128,951	$121,390	$25,296	$4,250	$279,887
(Recapture) provision for credit losses for loans and leases	(20,141)	2,719	1,703	(413)	(16,132)
Charge-offs	(916)	(8,521)	—	(936)	(10,373)
Recoveries	120	3,346	281	431	4,178
Net (charge-offs) recoveries	(796)	(5,175)	281	(505)	(6,195)
Balance, end of period	$108,014	$118,934	$27,280	$3,332	$257,560
Reserve for unfunded commitments
Balance, beginning of period	$10,094	$2,145	$1,710	$590	$14,539
(Recapture) provision for credit losses on unfunded commitments	(3,273)	440	247	(201)	(2,787)
Balance, end of period	6,821	2,585	1,957	389	11,752
Total allowance for credit losses	$114,835	$121,519	$29,237	$3,721	$269,312

	Nine Months Ended September 30, 2021
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$141,710	$150,864	$27,964	$7,863	$328,401
(Recapture) provision for credit losses for loans and leases	(33,199)	4,180	(1,212)	(3,150)	(33,381)
Charge-offs	(1,086)	(44,228)	(70)	(2,983)	(48,367)
Recoveries	589	8,118	598	1,602	10,907
Net (charge-offs) recoveries	(497)	(36,110)	528	(1,381)	(37,460)
Balance, end of period	$108,014	$118,934	$27,280	$3,332	$257,560
Reserve for unfunded commitments
Balance, beginning of period	15,360	2,190	1,661	1,075	20,286
(Recapture) provision for credit losses on unfunded commitments	(8,539)	395	296	(686)	(8,534)
Balance, end of period	6,821	2,585	1,957	389	11,752
Total allowance for credit losses	$114,835	$121,519	$29,237	$3,721	$269,312

	Three Months Ended September 30, 2020
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$152,828	$152,615	$40,548	$10,754	$356,745
(Recapture) provision for credit losses for loans and leases	(18,834)	25,603	(5,641)	657	1,785
Charge-offs	—	(15,426)	(120)	(1,100)	(16,646)
Recoveries	61	2,044	407	653	3,165
Net recoveries (charge-offs)	61	(13,382)	287	(447)	(13,481)
Balance, end of period	$134,055	$164,836	$35,194	$10,964	$345,049
Reserve for unfunded commitments
Balance, beginning of period	$20,808	$2,921	$2,061	$578	$26,368
(Recapture) provision for credit losses on unfunded commitments	(380)	(1,198)	(542)	58	(2,062)
Balance, end of period	20,428	1,723	1,519	636	24,306
Total allowance for credit losses	$154,483	$166,559	$36,713	$11,600	$369,355

	Nine Months Ended September 30, 2020
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$50,847	$73,820	$24,714	$8,248	$157,629
Impact of CECL adoption	5,077	44,009	2,099	(1,186)	49,999
Adjusted balance, beginning of period	55,924	117,829	26,813	7,062	207,628
Provision for credit losses for loans and leases	77,664	96,577	7,701	6,829	188,771
Charge-offs	—	(55,583)	(274)	(4,697)	(60,554)
Recoveries	467	6,013	954	1,770	9,204
Net recoveries (charge-offs)	467	(49,570)	680	(2,927)	(51,350)
Balance, end of period	$134,055	$164,836	$35,194	$10,964	$345,049
Reserve for unfunded commitments
Balance, beginning of period	$534	$2,539	$149	$1,884	$5,106
Impact of CECL adoption	4,030	(487)	1,267	(1,572)	3,238
Adjusted balance, beginning of period	4,564	2,052	1,416	312	8,344
Provision (recapture) for credit losses on unfunded commitments	15,864	(329)	103	324	15,962
Balance, end of period	20,428	1,723	1,519	636	24,306
Total allowance for credit losses	$154,483	$166,559	$36,713	$11,600	$369,355

The following table presents the unfunded commitments for the period ended September 30, 2021 and 2020:

(in thousands)	Total
Unfunded loan and lease commitments
September 30, 2021	$6,302,898
September 30, 2020	$5,887,887

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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements is determined by the LGD calculated by the CECL model and therefore leases and equipment finance agreements on non-accrual will have an allowance for credit losses until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the three and nine months ended September 30, 2021 and 2020.

Due to the deterioration of the U.S. economy resulting from the COVID-19 pandemic, the Company had an increase in loan payment deferral and forbearance requests. Once a deferral or forbearance request is received, a late charge waiver is put in place and payments are suspended for an agreed-upon period. Accrued and unpaid interest during the deferral period will be collected upon the expiration of the deferral or on a regular repayment schedule at the end of the deferral period. For certain loan types, the maturity date may be extended to allow for full amortization. In accordance with various government-mandated programs, these loans are generally classified based on their past due status prior to their deferral period; as such, they are classified as performing loans that accrue interest. As of September 30, 2021, loans of approximately $132.5 million are currently deferred under various federal and state guidelines and are classified as current as their contractual payments have been deferred. These deferred loans do not include deferrals of delinquent repurchased GNMA loans as the credit risk of these loans are guaranteed by government programs such as Federal Housing Agency, Veterans Affairs, and USDA Rural Development. At September 30, 2021, approximately $121.0 million of GNMA repurchased loans were on deferral. At December 31, 2020, the Bank had $355.5 million in deferred loans under various federal and state guidelines, excluding GNMA repurchased loans on deferral of $177.7 million.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual (1)	Current	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$1,750	$—	$—	$1,750	$3,417	$3,556,597	$3,561,764
Owner occupied term, net	1,416	343	1	1,760	2,535	2,326,043	2,330,338
Multifamily, net	9,389	—	—	9,389	—	3,803,635	3,813,024
Construction & development, net	—	—	—	—	—	882,778	882,778
Residential development, net	—	—	—	—	—	177,148	177,148
Commercial
Term, net	211	82	2	295	5,511	3,153,660	3,159,466
Lines of credit & other, net	501	5,820	3	6,324	930	923,096	930,350
Leases & equipment finance, net	8,502	7,347	2,449	18,298	11,759	1,427,191	1,457,248
Residential
Mortgage, net	943	2,728	23,957	27,628	—	4,303,232	4,330,860
Home equity loans & lines, net	1,182	414	962	2,558	—	1,131,265	1,133,823
Consumer & other, net	455	243	116	814	—	192,327	193,141
Total, net of deferred fees and costs	$24,349	$16,977	$27,490	$68,816	$24,152	$21,876,972	$21,969,940
(1) Loans and leases on non-accrual with an amortized cost basis of $24.2 million had a related allowance for credit losses of $7.3 million at September 30, 2021.

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

Collateral Dependent Loans and Leases

Loans are classified as collateral dependent when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes the amortized cost basis of the collateral dependent loans and leases by the type of collateral securing the assets as of September 30, 2021. There have been no significant changes in the level of collateralization from the prior periods.

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$3,121	$—	$—	$3,121
Owner occupied term, net	—	2,123	—	—	2,123
Commercial
Term, net	1,356	536	779	2,454	5,125
Line of credit & other, net	—	—	930	1	931
Leases & equipment finance, net	—	—	11,759	—	11,759
Residential
Mortgage, net	27,988	—	—	—	27,988
Home equity loans & lines, net	2,937	—	—	—	2,937
Total net of deferred fees and costs	$32,281	$5,780	$13,468	$2,455	$53,984

Troubled Debt Restructuring

At September 30, 2021 and December 31, 2020, troubled debt restructured loans of $9.8 million and $15.0 million, respectively, were classified as accruing TDR loans. The TDRs were granted in response to borrower financial difficulties, and generally provide for a temporary modification of loan repayment terms. In order for a new TDR loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

The following tables present TDR loans by accrual versus non-accrual status and by portfolio segment as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$1,061	$70	$1,131	5
Residential, net	8,762	—	8,762	45
Consumer & other, net	26	—	26	3
Total, net of deferred fees and costs	$9,849	$70	$9,919	53

	December 31, 2020
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$1,345	$289	$1,634	7
Commercial, net	1,231	—	1,231	1
Residential, net	12,415	—	12,415	75
Total, net of deferred fees and costs	$14,991	$289	$15,280	83

The following table presents loans that were determined to be TDRs during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Commercial, net	$—	$—	$—	$8,508
Residential, net	1,661	7,029	5,903	13,463
Consumer & other, net	—	—	36	74
Total, net of deferred fees and costs	$1,661	$7,029	$5,939	$22,045

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

The following tables represent the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of September 30, 2021 and December 31, 2020:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
September 30, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$526,979	$452,318	$626,217	$451,713	$323,746	$1,017,904	$1,853	$4,060	$3,404,790
Special mention	10,693	933	5,791	36,676	—	48,995	—	—	103,088
Substandard	829	2,020	2,616	20,787	3,008	24,296	—	—	53,556
Doubtful	—	—	—	—	—	86	—	—	86
Loss	—	—	—	—	—	244	—	—	244
Total non-owner occupied term, net	$538,501	$455,271	$634,624	$509,176	$326,754	$1,091,525	$1,853	$4,060	$3,561,764
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$375,653	$254,143	$390,432	$283,285	$282,030	$674,773	$5,187	$748	$2,266,251
Special mention	550	897	7,977	11,685	9,322	19,095	—	—	49,526
Substandard	—	—	703	968	—	12,393	—	—	14,064
Doubtful	—	—	—	—	—	67	—	—	67
Loss	—	—	—	—	—	430	—	—	430
Total owner occupied term, net	$376,203	$255,040	$399,112	$295,938	$291,352	$706,758	$5,187	$748	$2,330,338
Multifamily, net
Credit quality indicator:
Pass/Watch	$1,124,021	$386,911	$794,320	$427,943	$421,530	$621,542	$23,182	$2,936	$3,802,385
Special mention	—	—	—	—	—	1,250	—	—	1,250
Substandard	—	—	—	—	9,389	—	—	—	9,389
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$1,124,021	$386,911	$794,320	$427,943	$430,919	$622,792	$23,182	$2,936	$3,813,024
Construction & development, net
Credit quality indicator:
Pass/Watch	$132,710	$321,591	$275,301	$105,270	$27,688	$172	$2,380	$—	$865,112
Special mention	—	1,635	—	7,600	—	—	—	—	9,235
Substandard	—	—	—	8,431	—	—	—	—	8,431
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$132,710	$323,226	$275,301	$121,301	$27,688	$172	$2,380	$—	$882,778
Residential development, net
Credit quality indicator:
Pass/Watch	$15,260	$15,391	$—	$—	$—	$—	$136,948	$9,549	$177,148
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$15,260	$15,391	$—	$—	$—	$—	$136,948	$9,549	$177,148
Total commercial real estate	$2,186,695	$1,435,839	$2,103,357	$1,354,358	$1,076,713	$2,421,247	$169,550	$17,293	$10,765,052

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
September 30, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$1,024,743	$511,451	$237,257	$238,367	$186,079	$238,496	$594,949	$15,062	$3,046,404
Special mention	15,000	7,501	122	29,182	642	1,181	26,795	239	80,662
Substandard	16,469	650	1,772	1,379	3,647	1,648	—	5,548	31,113
Doubtful	—	—	—	—	869	1	—	—	870
Loss	—	—	—	417	—	—	—	—	417
Total term, net	$1,056,212	$519,602	$239,151	$269,345	$191,237	$241,326	$621,744	$20,849	$3,159,466
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$33,823	$11,766	$16,996	$17,615	$357	$1,888	$772,450	$2,997	$857,892
Special mention	496	—	—	134	—	224	15,364	2,009	18,227
Substandard	—	476	—	—	—	1,118	47,428	5,205	54,227
Doubtful	—	—	—	—	—	—	2	—	2
Loss	—	—	—	—	—	—	1	1	2
Total lines of credit & other, net	$34,319	$12,242	$16,996	$17,749	$357	$3,230	$835,245	$10,212	$930,350
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$468,180	$366,626	$322,365	$161,696	$58,870	$44,112	$—	$—	$1,421,849
Special mention	2,193	1,980	2,349	1,869	706	170	—	—	9,267
Substandard	1,650	6,179	2,279	4,380	741	263	—	—	15,492
Doubtful	2,273	2,494	2,373	1,506	748	70	—	—	9,464
Loss	—	446	454	104	158	14	—	—	1,176
Total leases & equipment finance, net	$474,296	$377,725	$329,820	$169,555	$61,223	$44,629	$—	$—	$1,457,248
Total commercial	$1,564,827	$909,569	$585,967	$456,649	$252,817	$289,185	$1,456,989	$31,061	$5,547,064
Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$1,700,114	$722,986	$702,425	$220,512	$246,799	$710,397	$—	$—	$4,303,233
Special mention	—	—	780	81	488	2,321	—	—	3,670
Substandard	431	597	2,046	1,064	3,105	15,070	—	—	22,313
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	907	—	—	737	—	—	1,644
Total mortgage, net	$1,700,545	$723,583	$706,158	$221,657	$250,392	$728,525	$—	$—	$4,330,860
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$135	$2	$—	$19	$—	$12,476	$1,086,719	$31,913	$1,131,264
Special mention	—	—	—	—	—	60	1,285	251	1,596
Substandard	—	—	—	—	—	134	321	152	607
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	36	93	227	356
Total home equity loans & lines, net	$135	$2	$—	$19	$—	$12,706	$1,088,418	$32,543	$1,133,823
Total residential	$1,700,680	$723,585	$706,158	$221,676	$250,392	$741,231	$1,088,418	$32,543	$5,464,683

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
September 30, 2021	2021	2020	2019	2018	2017	Prior			Total
Consumer & other, net:
Credit quality indicator:
Pass/Watch	$13,616	$12,411	$14,605	$6,621	$4,589	$5,729	$132,063	$2,692	$192,326
Special mention	—	39	58	—	175	186	203	38	699
Substandard	—	—	22	—	—	15	10	59	106
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	7	3	—	10
Total consumer & other, net	$13,616	$12,450	$14,685	$6,621	$4,764	$5,937	$132,279	$2,789	$193,141
Grand total	$5,465,818	$3,081,443	$3,410,167	$2,039,304	$1,584,686	$3,457,600	$2,847,236	$83,686	$21,969,940

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$496,412	$677,975	$489,350	$379,691	$338,257	$932,207	$2,855	$4,139	$3,320,886
Special mention	13,281	1,432	40,899	2,800	31,699	27,167	—	—	117,278
Substandard	3,129	2,668	19,951	3,062	19,806	18,586	—	—	67,202
Doubtful	—	—	—	—	—	103	—	—	103
Loss	—	—	—	—	—	333	—	—	333
Total non-owner occupied term, net	$512,822	$682,075	$550,200	$385,553	$389,762	$978,396	$2,855	$4,139	$3,505,802
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$284,698	$414,715	$321,900	$344,606	$257,969	$610,893	$6,270	$783	$2,241,834
Special mention	3,641	8,373	13,143	7,365	3,425	18,386	—	—	54,333
Substandard	2,657	1,694	9,868	2,846	4,356	14,609	282	975	37,287
Doubtful	—	—	—	—	—	61	—	—	61
Loss	—	—	—	—	—	430	—	—	430
Total owner occupied term, net	$290,996	$424,782	$344,911	$354,817	$265,750	$644,379	$6,552	$1,758	$2,333,945
Multifamily, net
Credit quality indicator:
Pass/Watch	$383,871	$870,871	$593,076	$574,185	$276,108	$618,031	$23,282	$2,956	$3,342,380
Special mention	—	—	—	—	—	6,601	—	—	6,601
Substandard	—	—	—	215	—	—	—	—	215
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$383,871	$870,871	$593,076	$574,400	$276,108	$624,632	$23,282	$2,956	$3,349,196

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Construction & development, net
Credit quality indicator:
Pass/Watch	$146,012	$283,052	$255,449	$127,564	$—	$372	$—	$—	$812,449
Special mention	1,637	—	14,392	—	—	—	—	—	16,029
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$147,649	$283,052	$269,841	$127,564	$—	$372	$—	$—	$828,478
Residential development, net
Credit quality indicator:
Pass/Watch	$17,188	$2,571	$2,151	$—	$—	$—	$163,320	$2,507	$187,737
Special mention	—	—	—	—	—	—	5,024	—	5,024
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$17,188	$2,571	$2,151	$—	$—	$—	$168,344	$2,507	$192,761
Total commercial real estate	$1,352,526	$2,263,351	$1,760,179	$1,442,334	$931,620	$2,247,779	$201,033	$11,360	$10,210,182
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$2,146,758	$294,576	$323,744	$240,458	$67,502	$226,137	$626,878	$29,598	$3,955,651
Special mention	4,859	548	13,395	1,265	273	1,416	1,036	2,259	25,051
Substandard	251	1,105	24,845	7,259	1,137	561	—	8,029	43,187
Doubtful	—	—	—	—	—	578	—	—	578
Loss	—	—	—	—	—	—	—	—	—
Total term, net	$2,151,868	$296,229	$361,984	$248,982	$68,912	$228,692	$627,914	$39,886	$4,024,467
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$27,503	$27,395	$26,731	$548	$1,679	$531	$709,606	$5,578	$799,571
Special mention	4,033	—	—	1	77	299	42,882	271	47,563
Substandard	501	472	—	195	377	940	6,958	6,177	15,620
Doubtful	—	—	—	—	—	—	4	—	4
Loss	—	—	—	—	—	—	1	1	2
Total lines of credit & other, net	$32,037	$27,867	$26,731	$744	$2,133	$1,770	$759,451	$12,027	$862,760
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$502,305	$442,692	$239,551	$125,619	$64,400	$7,619	$—	$—	$1,382,186
Special mention	2,321	4,918	7,765	3,797	1,983	99	—	—	20,883
Substandard	6,999	7,193	11,617	1,945	2,081	157	—	—	29,992
Doubtful	2,615	8,255	4,834	2,880	1,343	79	—	—	20,006
Loss	101	1,481	1,015	635	309	22	—	—	3,563
Total leases & equipment finance, net	$514,341	$464,539	$264,782	$134,876	$70,116	$7,976	$—	$—	$1,456,630
Total commercial	$2,698,246	$788,635	$653,497	$384,602	$141,161	$238,438	$1,387,365	$51,913	$6,343,857

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$809,232	$1,136,220	$393,041	$406,069	$424,270	$669,862	$—	$—	$3,838,694
Special mention	—	397	286	688	946	3,183	—	—	5,500
Substandard	335	1,398	1,822	4,133	6,381	11,113	—	—	25,182
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	1,314	—	—	—	1,216	—	—	2,530
Total mortgage, net	$809,567	$1,139,329	$395,149	$410,890	$431,597	$685,374	$—	$—	$3,871,906
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$40	$—	$20	$—	$259	$16,575	$1,077,753	$37,008	$1,131,655
Special mention	—	—	—	—	—	211	1,537	198	1,946
Substandard	—	—	—	—	—	43	254	233	530
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	182	1,107	644	1,933
Total home equity loans & lines, net	$40	$—	$20	$—	$259	$17,011	$1,080,651	$38,083	$1,136,064
Total residential	$809,607	$1,139,329	$395,169	$410,890	$431,856	$702,385	$1,080,651	$38,083	$5,007,970
Consumer & other, net:
Credit quality indicator:
Pass/Watch	$24,408	$22,802	$11,372	$4,170	$2,582	$4,101	$143,813	$2,789	$216,037
Special mention	—	95	79	27	28	3	660	74	966
Substandard	—	25	—	—	2	—	205	110	342
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	10	3	—	13
Total consumer & other, net	$24,408	$22,922	$11,451	$4,197	$2,612	$4,114	$144,681	$2,973	$217,358
Grand total	$4,884,787	$4,214,237	$2,820,296	$2,242,023	$1,507,249	$3,192,716	$2,813,730	$104,329	$21,779,367

Note 5 – Residential Mortgage Servicing Rights

The Company measures its mortgage servicing rights at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in the Company's residential mortgage servicing rights for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Balance, beginning of period	$102,699	$96,356	$92,907	$115,010
Additions for new MSR capitalized	8,450	14,014	30,845	37,484
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,681)	(4,878)	(13,592)	(15,249)
Changes due to valuation inputs or assumptions (1)	(634)	(12,244)	(4,326)	(43,997)
Balance, end of period	$105,834	$93,248	$105,834	$93,248
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the Bank's serviced loan portfolio as of September 30, 2021 and December 31, 2020 is as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Balance of loans serviced for others	$12,853,291	$13,026,720
MSR as a percentage of serviced loans	0.82%	0.71%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $9.2 million and $27.4 million for the three and nine months ended September 30, 2021, respectively, as compared to $8.8 million and $26.2 million for the three and nine months ended September 30, 2020, respectively.

Note 6 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	September 30, 2021
Commitments to extend credit	$6,180,820
Forward sales commitments	$555,170
Commitments to originate residential mortgage loans held for sale	$432,659
Standby letters of credit	$122,078

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

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three and nine months ended September 30, 2021 and 2020. At September 30, 2021, approximately $113.4 million of standby letters of credit expire within one year, and $8.7 million expire thereafter.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of September 30, 2021, the Company had a residential mortgage loan repurchase reserve liability of $545,000.

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

Contingencies—In 2020, the Company launched "Next Gen 2.0," an initiative designed to continue to modernize the Bank, advance technology initiatives, and improve operating leverage. As part of this initiative, management continues to evaluate all aspects of the Company's operations. The Company consolidated 12 store locations in April 2021 and consolidated an additional 15 store locations in October and November 2021. Costs associated with these consolidations will be included in exit and disposal costs within other expenses in non-interest expense. The Next Gen 2.0 strategy involves evaluation of these consolidations and possible future consolidations.

On October 12, 2021, Umpqua and Columbia announced that their boards of directors unanimously approved a Merger Agreement under which the two companies will combine in an all-stock transaction. Under the terms of the Merger Agreement, Umpqua shareholders will receive 0.5958 of a share of Columbia stock for each Umpqua share they own. Upon completion of the transaction, Umpqua shareholders will own approximately 62% and Columbia shareholders will own approximately 38% of the combined company. The merger is expected to close in mid-2022, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approvals from each company's shareholders. Refer to the subsequent event footnote for additional information.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 75% and 71% of the Bank's loan and lease portfolio at September 30, 2021 and December 31, 2020, respectively. Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general or caused by the COVID-19 pandemic, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2021 and 2020.  Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2021, the Bank had commitments to originate mortgage loans held for sale totaling $432.7 million and forward sales commitments of $555.2 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of September 30, 2021, the Bank had 914 interest rate swaps with an aggregate notional amount of $6.6 billion related to this program.  As of December 31, 2020, the Bank had 886 interest rate swaps with an aggregate notional amount of $6.2 billion related to this program.

As of September 30, 2021 and December 31, 2020, the termination value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.9 million and $370,000, respectively. The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $89.0 million and $92.6 million as of September 30, 2021 and December 31, 2020, respectively.

The Bank's interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability. As of September 30, 2021 and December 31, 2020, the variation margin adjustments were negative adjustments of $198.7 million and $330.5 million, respectively.

The Bank incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. The net CVA reduced the settlement values of the Bank's net derivative assets by $9.7 million and $18.5 million as of September 30, 2021 and December 31, 2020, respectively. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The Bank's derivative assets are included in other assets, while the derivative liabilities are included in other liabilities. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of September 30, 2021 and December 31, 2020:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Interest rate lock commitments	$8,258	$28,144	$—	$—
Interest rate forward sales commitments	3,367	7	374	7,257
Interest rate swaps	198,607	313,090	8,944	370
Foreign currency derivatives	456	1,269	343	1,155
Total derivative assets and liabilities	$210,688	$342,510	$9,661	$8,782

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded during the three and nine months ended September 30, 2021 and 2020:

(in thousands)	Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instrument	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest rate lock commitments	$(4,952)	$3,303	$(19,886)	$21,784
Interest rate forward sales commitments	(2,550)	(11,650)	15,336	(51,952)
Interest rate swaps	1,429	1,765	8,698	(13,364)
Foreign currency derivatives	718	585	1,985	1,567
Total derivative gains (losses)	$(5,355)	$(5,997)	$6,133	$(41,965)

Note 8 – Earnings (Loss) Per Common Share

The following is a computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss)	$108,066	$124,871	$331,946	$(1,674,150)

Weighted average number of common shares outstanding - basic	218,416	220,221	219,791	220,216
Effect of potentially dilutive common shares (1)	562	197	487	—
Weighted average number of common shares outstanding - diluted	218,978	220,418	220,278	220,216
Earnings (loss) per common share:
Basic	$0.49	$0.57	$1.51	$(7.60)
Diluted	$0.49	$0.57	$1.51	$(7.60)
(1)Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.

The following table represents the weighted average outstanding restricted shares that were not included in the computation of diluted earnings (loss) per share because their effect would be anti-dilutive for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Restricted stock awards	—	763	73	1,164

Note 9 – Segment Information

In the first quarter of 2021, the Company realigned its operating segments based on changes in management's focus and its internal reporting structure. The Company now reports two segments: Core Banking and Mortgage Banking. The prior periods have been restated to reflect these two segments. Management periodically updates the allocation methods and assumptions within the current segment structure.

The Core Banking segment includes all lines of business, except Mortgage Banking, including wholesale, retail, and private banking, as well as the operations, technology, and administrative functions of the Bank and Holding Company. The Mortgage Banking segment includes the revenue earned from the production and sale of residential real estate loans, the servicing income from the serviced loan portfolio, the quarterly changes to the MSR, and the specific expenses that are related to mortgage banking activities including variable commission expenses. Revenue and related expenses related to residential real estate loans held for investment are included in the Core Banking segment as portfolio loans are an anchor product for the consumer channels and are originated through a variety of channels throughout the Company.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in thousands)	Core Banking	Mortgage Banking	Consolidated	Core Banking	Mortgage Banking	Consolidated
Net interest income	$232,348	$2,726	$235,074	$212,215	$4,359	$216,574
(Recapture) provision for credit losses	(18,919)	—	(18,919)	(338)	—	(338)
Non-interest income
Residential mortgage banking revenue:
Origination and sale	—	30,293	30,293	—	98,703	98,703
Servicing	—	9,172	9,172	—	8,796	8,796
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	—	(4,681)	(4,681)	—	(4,878)	(4,878)
Changes due to valuation inputs or assumptions	—	(634)	(634)	—	(12,244)	(12,244)
Loss on equity securities, net	(343)	—	(343)	(112)	—	(112)
Gain on swap derivatives, net	1,429	—	1,429	1,765	—	1,765
Non-interest income (excluding above items)	38,281	188	38,469	39,678	216	39,894
Total non-interest income	39,367	34,338	73,705	41,331	90,593	131,924
Non-interest expense
Exit and disposal costs	3,813	—	3,813	792	—	792
Non-interest expense (excluding above items)	146,931	33,009	179,940	148,519	40,896	189,415
Allocated expenses, net (1)	3,680	(3,680)	—	(2,976)	2,976	—
Total non-interest expense	154,424	29,329	183,753	146,335	43,872	190,207
Income before income taxes	136,210	7,735	143,945	107,549	51,080	158,629
Provision for income taxes	33,945	1,934	35,879	20,988	12,770	33,758
Net income	$102,265	$5,801	$108,066	$86,561	$38,310	$124,871
(1) Represents the internal charge of centrally provided support services and other corporate overhead to the Mortgage Banking segment, partially offset by allocations from the Mortgage Banking segment to Core Banking for new portfolio loan originations and portfolio servicing costs.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in thousands)	Core Banking	Mortgage Banking	Consolidated	Core Banking	Mortgage Banking	Consolidated
Net interest income	$676,837	$9,431	$686,268	$636,566	$11,046	$647,612
(Recapture) provision for credit losses	(41,915)	—	(41,915)	204,832	—	204,832
Non-interest income
Residential mortgage banking revenue:
Origination and sale	—	134,165	134,165	—	224,831	224,831
Servicing	—	27,379	27,379	—	26,209	26,209
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	—	(13,592)	(13,592)	—	(15,249)	(15,249)
Changes due to valuation inputs or assumptions	—	(4,326)	(4,326)	—	(43,997)	(43,997)
Gain on sale of debt securities, net	4	—	4	190	—	190
(Loss) gain on equity securities, net	(1,045)	—	(1,045)	942	—	942
Gain (loss) on swap derivatives, net	8,698	—	8,698	(13,364)	—	(13,364)
Non-interest income (excluding above items)	121,617	680	122,297	107,963	524	108,487
Total non-interest income	129,274	144,306	273,580	95,731	192,318	288,049
Non-interest expense
Goodwill impairment	—	—	—	1,784,936	—	1,784,936
Exit and disposal costs	9,741	—	9,741	1,864	—	1,864
Non-interest expense (excluding above items)	438,969	112,035	551,004	437,863	110,112	547,975
Allocated expenses, net (1)	3,860	(3,860)	—	(7,992)	7,992	—
Total non-interest expense	452,570	108,175	560,745	2,216,671	118,104	2,334,775
Income (loss) before income taxes	395,456	45,562	441,018	(1,689,206)	85,260	(1,603,946)
Provision for income taxes	97,681	11,391	109,072	48,889	21,315	70,204
Net income (loss)	$297,775	$34,171	$331,946	$(1,738,095)	$63,945	$(1,674,150)
(1) Represents the internal charge of centrally provided support services and other corporate overhead to the Mortgage Banking segment, partially offset by allocations from the Mortgage Banking segment to Core Banking for new portfolio loan originations and portfolio servicing costs.

	September 30, 2021			December 31, 2020
(in thousands)	Core Banking	Mortgage Banking	Consolidated	Core Banking	Mortgage Banking	Consolidated
Total assets	$30,419,108	$472,371	$30,891,479	$28,438,813	$796,362	$29,235,175
Loans held for sale	$—	$352,466	$352,466	$78,146	$688,079	$766,225
Total loans and leases	$21,969,940	$—	$21,969,940	$21,779,367	$—	$21,779,367
Total deposits	$26,510,938	$397,459	$26,908,397	$24,200,012	$422,189	$24,622,201

Note 10 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of September 30, 2021 and December 31, 2020, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

		September 30, 2021		December 31, 2020
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$3,744,589	$3,744,589	$2,573,181	$2,573,181
Equity and other investment securities	1,2	81,575	81,575	83,077	83,077
Investment securities available for sale	2	3,723,171	3,723,171	2,932,558	2,932,558
Investment securities held to maturity	3	2,795	3,581	3,034	3,883
Loans held for sale	2	352,466	352,466	766,225	766,225
Loans and leases, net	2,3	21,712,380	21,853,775	21,450,966	21,904,189
Restricted equity securities	1	10,946	10,946	41,666	41,666
Residential mortgage servicing rights	3	105,834	105,834	92,907	92,907
Bank owned life insurance	1	325,646	325,646	323,470	323,470
Derivatives	2,3	210,688	210,688	342,510	342,510
Financial liabilities:
Deposits	1,2	$26,908,397	$26,911,910	$24,622,201	$24,641,876
Securities sold under agreements to repurchase	2	467,760	467,760	375,384	375,384
Borrowings	2	6,367	7,160	771,482	774,586
Junior subordinated debentures, at fair value	3	299,508	299,508	255,217	255,217
Junior subordinated debentures, at amortized cost	3	88,098	76,686	88,268	67,425
Derivatives	2	9,661	9,661	8,782	8,782

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$69,157	$51,820	$17,337	$—
Equity securities held in rabbi trusts	12,418	12,418	—	—
Investment securities available for sale
U.S. Treasury and agencies	838,977	—	838,977	—
Obligations of states and political subdivisions	283,409	—	283,409	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,600,785	—	2,600,785	—
Loans held for sale, at fair value	352,466	—	352,466	—
Loans and leases, at fair value	353,912	—	353,912	—
Residential mortgage servicing rights, at fair value	105,834	—	—	105,834
Derivatives
Interest rate lock commitments	8,258	—	—	8,258
Interest rate forward sales commitments	3,367	—	3,367	—
Interest rate swaps	198,607	—	198,607	—
Foreign currency derivative	456	—	456	—
Total assets measured at fair value	$4,827,646	$64,238	$4,649,316	$114,092
Financial liabilities:
Junior subordinated debentures, at fair value	$299,508	$—	$—	$299,508
Derivatives
Interest rate forward sales commitments	374	—	374	—
Interest rate swaps	8,944	—	8,944	—
Foreign currency derivative	343	—	343	—
Total liabilities measured at fair value	$309,169	$—	$9,661	$299,508

(in thousands)	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$70,203	$52,866	$17,337	$—
Equity securities held in rabbi trusts	12,814	12,814	—	—
Other investments securities (1)	60	—	60	—
Investment securities available for sale
U.S. Treasury and agencies	762,202	—	762,202	—
Obligations of states and political subdivisions	279,511	—	279,511	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,890,845	—	1,890,845	—
Loans held for sale, at fair value	688,079	—	688,079	—
Residential mortgage servicing rights, at fair value	92,907	—	—	92,907
Derivatives
Interest rate lock commitments	28,144	—	—	28,144
Interest rate forward sales commitments	7	—	7	—
Interest rate swaps	313,090	—	313,090	—
Foreign currency derivative	1,269	—	1,269	—
Total assets measured at fair value	$4,139,131	$65,680	$3,952,400	$121,051
Financial liabilities:
Junior subordinated debentures, at fair value	$255,217	$—	$—	$255,217
Derivatives
Interest rate forward sales commitments	7,257	—	7,257	—
Interest rate swaps	370	—	370	—
Foreign currency derivative	1,155	—	1,155	—
Total liabilities measured at fair value	$263,999	$—	$8,782	$255,217
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

Loans and leases— Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans. As of September 30, 2021, there were $353.9 million in mortgage loans recorded at fair value as they were previous transferred from held for sale to loans held for investment.

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2021, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2021:

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Residential mortgage servicing rights	$105,834	Discounted cash flow
			Constant prepayment rate	8.20% - 72.17%	16.21%
			Discount rate	9.50% - 12.50%	9.69%
Interest rate lock commitments	$8,258	Internal pricing model
			Pull-through rate	70.00% - 100.00%	88.03%
Junior subordinated debentures	$299,508	Discounted cash flow
			Credit spread	1.57% - 4.42%	3.46%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$102,699	$13,210	$287,723	$96,356	$25,537	$232,936
Change included in earnings	(5,315)	1,301	2,344	(17,122)	3,723	2,536
Change in fair values included in comprehensive income/loss	—	—	11,946	—	—	14,555
Purchases and issuances	8,450	16,007	—	14,014	55,854	—
Sales and settlements	—	(22,260)	(2,505)	—	(56,275)	(2,982)
Ending balance	$105,834	$8,258	$299,508	$93,248	$28,839	$247,045
Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at end of period	$(634)	$8,258	$2,344	$(12,244)	$28,839	$2,536
Change in unrealized gains or losses for the period included in other comprehensive income for assets and liabilities held at end of period	$—	$—	$11,946	$—	$—	$14,555

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning Balance	$92,907	$28,144	$255,217	$115,010	$7,056	$274,812
Change included in earnings	(17,918)	199	7,087	(59,246)	10,946	9,509
Change in fair values included in comprehensive income/loss	—	—	44,504	—	—	(26,857)
Purchases and issuances	30,845	67,730	—	37,484	130,862	—
Sales and settlements	—	(87,815)	(7,300)	—	(120,025)	(10,419)
Ending Balance	$105,834	$8,258	$299,508	$93,248	$28,839	$247,045
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$(4,326)	$8,258	$7,087	$(43,997)	$28,839	$9,509
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$44,504	$—	$—	$(26,857)

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

The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, the unrealized losses on fair value of junior subordinated debentures of $11.9 million and $44.5 million for the three and nine months ended September 30, 2021, are recorded net of tax as an other comprehensive loss of $8.9 million and $33.1 million, respectively. Comparatively, unrealized losses of $14.6 million and unrealized gains of $26.9 million were recorded net of tax as an other comprehensive loss of $10.8 million and other comprehensive income of $20.0 million, respectively, for the three and nine months ended September 30, 2020.

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

	September 30, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$5,835	$—	$—	$5,835
Total assets measured at fair value on a nonrecurring basis	$5,835	$—	$—	$5,835

	December 31, 2020
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$8,231	$—	$—	$8,231
Total assets measured at fair value on a nonrecurring basis	$8,231	$—	$—	$8,231

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Loans and leases	$8,470	$14,797	$43,480	$53,336
Goodwill impairment	—	—	—	1,784,936
Total loss from nonrecurring measurements	$8,470	$14,797	$43,480	$1,838,272

Goodwill was evaluated for impairment as of March 31, 2020, resulting in an impairment charge of $1.8 billion for the nine months ended September 30, 2020.

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$352,466	$340,670	$11,796	$688,079	$654,555	$33,524
Loans	$353,912	$340,664	$13,248	$—	$—	$—

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three and nine months ended September 30, 2021, the Company recorded net decreases in fair value of $4.5 million and $13.5 million, respectively. For the three and nine months ended September 30, 2020, the Company recorded a net increase in fair value of $2.2 million and $16.5 million, respectively.

Certain residential mortgage loans were initially originated for sale and initially measured at fair value; after origination, the loans were transferred to loans held for investment. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income. For the three and nine months ended September 30, 2021, the Company recorded a net increase in fair value of $3.4 million and $5.7 million, respectively.

The Company selected the fair value measurement option for certain junior subordinated debentures. The remaining junior subordinated debentures were acquired through previous business combinations and were measured at fair value at the time of acquisition and subsequently measured at amortized cost.

Note 11 - Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as in the majority of states. As of September 30, 2021, the Company has a net deferred tax asset of $8.4 million, which includes $1.3 million of state net operating loss carry-forwards, expiring in the tax years of 2029-2031. The Company believes that it is more likely than not that the benefit from only certain state NOL carry-forwards will not be realized and therefore has provided a valuation allowance of $1.1 million against the deferred tax assets relating to these NOL carry-forwards. The Company had gross unrecognized tax benefits of $3.4 million as of September 30, 2021. If recognized, the unrecognized tax benefit would reduce the 2021 annual effective tax rate by 0.56%.

The Company's consolidated effective tax rate as a percentage of pre-tax income (loss) for the nine months ended September 30, 2021 was 24.7%, as compared to (4.4)% for the nine months ended September 30, 2020. The effective tax rate increased from the prior year primarily due to the impairment of non-deductible goodwill during the nine months ended September 30, 2020. Additionally, the effective tax rates differed from the statutory rate principally because of state taxes, non-taxable income arising from bank-owned life insurance, income on tax-exempt investment securities and tax credits arising from low-income housing investments.

Note 12 – Subsequent Event

On October 12, 2021, Umpqua and Columbia announced that their boards of directors unanimously approved a Merger Agreement under which the two companies will combine in an all-stock transaction. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Umpqua, with Umpqua surviving the Merger, and immediately following the Merger and as a part of a single integrated transaction, Umpqua will merge with and into Columbia, with Columbia continuing as the surviving entity. Umpqua shareholders will receive 0.5958 of a share of Columbia stock for each Umpqua share they own. Upon completion of the transaction, Umpqua shareholders will own approximately 62% and Columbia shareholders will own approximately 38% of the combined company.

The completion of the Merger is subject to customary conditions, including (1) approval by Umpqua's and Columbia's shareholders, (2) approval by Columbia's shareholders of an amendment to Columbia's articles of incorporation to increase the number of authorized shares of Columbia's common stock, (3) authorization for listing on the NASDAQ of the shares of Columbia's common stock to be issued in the Merger, (4) the receipt of required regulatory approvals for the Merger from the Federal Reserve Board, Federal Deposit Insurance Corporation and Oregon and Washington state bank regulators, in each case without the imposition of any materially burdensome regulatory condition, (5) effectiveness of the registration statement on Form S-4 for Columbia's common stock to be issued in the Merger, and (6) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party's obligation to complete the Merger is also subject to certain additional customary conditions. The Merger Agreement provides certain termination rights for both Umpqua and Columbia and further provides that, upon termination of the Merger Agreement under certain circumstances, Umpqua or Columbia, as applicable, will be obligated to pay the other party a termination fee of $145.0 million.

At September 30, 2021, Columbia reported $18.6 billion in assets, including $9.4 billion in net loans and $4.8 billion in available for sale debt securities, $16.0 billion in deposits, and $2.3 billion in shareholders' equity.

The transaction is expected to close in mid-2022. A summary of the terms of the Merger Agreement and other related agreements are summarized in, and the Merger Agreement has been filed as an exhibit to, the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 12, 2021.

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

We make forward-looking statements about the proposed transaction between us and Columbia Banking System, Inc.; the projected impacts on our business operations of the COVID-19 pandemic; Next Gen 2.0 initiatives including store consolidations, new products and services, technology initiatives, operational improvements, and facilities rationalizations; LIBOR; derivatives and hedging; the results and performance of models and economic forecasts used in our calculation of the ACL; projected sources of funds and the Company's liquidity position; our securities portfolio; loan sales; adequacy of our ACL, including the reserve for unfunded commitments; provision for credit losses; non-performing loans and future losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; PPP forgiveness and SBA fees; mortgage volumes and the impact of rate changes; the economic environment; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including mortgage servicing rights values and sensitivity analyses; tax rates; deposit pricing; and the effect of accounting pronouncements and changes in accounting methodology. Risks that could cause results to differ from forward-looking statements we make are set forth in our filings with the SEC and include, without limitation: our ability to complete the Merger with Columbia and realize the anticipated benefits of the merger; current and future economic and market conditions, including the effects of declines in housing and commercial real estate prices, high unemployment rates, and any slowdown in economic growth particularly in the western United States; the length and immediate and long-term effects of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and demand for our products; economic forecast variables that are either materially worse or better than end of quarter projections and deterioration in the economy that exceeds current consensus estimates; our ability to effectively manage problem credits; our ability to successfully implement technology, efficiency and operational excellence initiatives; our ability to successfully develop and market new products and technology; changes in laws or regulations; and our ability to successfully negotiate with landlords or reconfigure facilities. We also caution that the amount and timing of any future common stock dividends or repurchases will depend on the earnings, cash requirements and financial condition of the Company, market conditions, capital requirements, applicable law and regulations (including federal securities laws and state and federal banking laws and regulations), and other factors deemed relevant by the Company's Board of Directors, and may be subject to regulatory approval or conditions.

Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that might cause actual results to differ materially from those presented:

•the ability to complete, or any delays in completing, the proposed transaction between us and Columbia;
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

General
The Company is an Oregon corporation and the financial holding company of the Bank. The Bank is the largest bank with headquarters in the Pacific Northwest and is considered one of the most innovative banks in the United States, recognized for its company culture and customer experience strategy. The Bank provides a broad range of banking, private banking, mortgage and other financial services to corporate, institutional, and individual customers. FinPac, a commercial equipment leasing company, is a Bank subsidiary.
On October 12, 2021, Umpqua announced entering into a definitive agreement to join together with Columbia. Once the transaction is completed, the combined organization is expected to be a leading West Coast franchise with more than $50 billion in assets. The transaction is expected to close in mid-2022, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approvals from each company's shareholders.

Along with its subsidiaries, the Company is subject to the regulations of state and federal agencies and undergoes regular examinations by these regulatory agencies.

In November 2020, the SEC issued Final Rule 33-10890, Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information, which modernizes and simplifies certain disclosure requirements of Regulation S-K. One update to Item 303 of Regulation S-K allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. We have elected to early adopt this rule change, as management believes that comparing current quarter results to those of the immediately preceding quarter is more useful in identifying current business trends and provides a more meaningful comparison. Accordingly, we have compared the results for the three months ended September 30, 2021 and June 30, 2021, where applicable, throughout this Management's Discussion and Analysis.

Executive Overview

The following is a discussion of our results for the three and nine months ended September 30, 2021, as compared to the applicable prior periods.

Financial Performance

•Net income per diluted common share was $0.49 for the three months ended September 30, 2021, as compared to $0.53 for the three months ended June 30, 2021. Net income per diluted common share was $1.51 for the nine months ended September 30, 2021, as compared to a net loss per diluted common share of ($7.60) for the nine months ended September 30, 2020. The decrease for the three months ended September 30, 2021, as compared to the prior quarter, was primarily driven by a decline in non-interest income due to the decrease in residential mortgage banking revenue, as well as the decrease in recapture of the provision for credit losses in the current quarter. The decrease was offset slightly by a decrease in non-interest expense and an increase in net-interest income. The increase in net income for the nine months ended September 30, 2021 as compared to the same period in the prior year, is due mainly to the goodwill impairment taken in 2020. In addition, for the nine months ended September 30, 2021, we recorded a recapture of provision for credit losses compared to provision expense for the same period in the prior year.

•Net interest margin, on a tax equivalent basis, was 3.21% for the three months ended September 30, 2021, as compared to 3.20% for the three months ended June 30, 2021. Net interest margin, on a tax equivalent basis, was 3.20% for the nine months ended September 30, 2021, as compared to 3.19% for the nine months ended September 30, 2020.  The increase for the three months ended September 30, 2021 as compared to the prior quarter was driven by an increase in interest income as a result of higher non-PPP average loans and leases, as well as a decrease in interest expense due to the decline in average rates on deposits, specifically time deposits. The increase in net interest margin for the nine months ended September 30, 2021, compared to the same period in the prior year, was driven by lower costs on interest-bearing liabilities due to the decline in deposit costs. The decrease was partially offset by a decrease in yields on interest-earning assets.

•Residential mortgage banking revenue was $34.2 million for the three months ended September 30, 2021, as compared to $44.4 million for the three months ended June 30, 2021. Residential mortgage banking revenue was $143.6 million for the nine months ended September 30, 2021, as compared to $191.8 million for the nine months ended September 30, 2020.  The decrease for the three and nine months ended September 30, 2021, as compared to the prior periods, was driven by a decline in for-sale originations and in the gain on sale margin due to normalizing margins, caused by rising rates which has resulted in a slow-down in refinancing demand. The decrease for the nine months ended September 30, 2021, as compared to the previous period, was slightly offset by a lower loss on fair value on the MSR asset during the period.

•For-sale mortgage closed loan volume decreased by 21% for the three months ended September 30, 2021, as compared to the three months ended June 30, 2021. For-sale mortgage closed loan volume also decreased 21% for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. In addition, the gain on sale margin decreased to 3.07% for the three months ended September 30, 2021, as compared to 3.30% for the three months ended June 30, 2021. For the nine months ended September 30, 2021, the gain on sale margin decreased to 3.46%, as compared to 4.59% for the nine months ended September 30, 2020.

•Total loans and leases were $22.0 billion as of September 30, 2021, an increase of $190.6 million, as compared to December 31, 2020.  The increase in total loans is primarily due to an increase in the commercial real estate balances of $554.9 million, primarily within multifamily lending and an increase in residential real estate balances of $456.7 million, offset by a decrease of $796.8 million in commercial balances. The decrease in commercial balances mainly relates to the decrease in PPP loans of $1.0 billion during the period, as the majority of these loans are forgiven by the SBA, as expected.

•Total deposits were $26.9 billion as of September 30, 2021, an increase of $2.3 billion, compared to December 31, 2020.  This increase was due to growth in demand, money market, and savings deposits, which is attributable to customer saving habits in the current economic environment, resulting in higher average balances per deposit account. The increase in deposits is partially offset by a decline in higher cost time deposits.

•Total consolidated assets were $30.9 billion as of September 30, 2021, compared to $29.2 billion at December 31, 2020. The increase was mainly due to an increase in on-balance sheet liquidity, as well as an increase in available for sale securities and loans.

Credit Quality

•Non-performing assets decreased to $53.5 million, or 0.17% of total assets, as of September 30, 2021, as compared to $69.2 million, or 0.24% of total assets, as of December 31, 2020. Non-performing loans and leases were $51.6 million, or 0.24% of total loans and leases, as of September 30, 2021, as compared to $67.4 million, or 0.31% of total loans and leases, as of December 31, 2020.

•The allowance for credit losses on loans and leases was $257.6 million, as of September 30, 2021, a decrease of $70.8 million, as compared to December 31, 2020. The reserve for unfunded commitments was $11.8 million, as of September 30, 2021, a decrease of $8.5 million, as compared to December 31, 2020. The decrease in the allowance for credit losses is due to the improvement in economic forecasts used in the credit models.

•The Company had a recapture of the provision for credit losses of $18.9 million and $41.9 million for the three and nine months ended September 30, 2021, respectively. This was compared to a recapture of the provision for credit losses of $23.0 million for the three months ended June 30, 2021. For the nine months ended September 30, 2020, the provision for credit losses was $204.8 million. The recapture of the provision for credit losses in the current periods was due to stabilization of credit quality metrics and improved economic forecasts used in credit models as of September 30, 2021.

Liquidity
•Total cash and cash equivalents was $3.7 billion as of September 30, 2021, an increase of $1.2 billion from December 31, 2020. The increase in cash and cash equivalents is consistent with the growth in deposit balances, which will provide flexibility to fund growth in the lending and investment portfolios as economic conditions permit.

Capital and Growth Initiatives

•Umpqua launched "Next Gen 2.0" as a continuation of our initiative to modernize the Bank. Like its predecessor, the Next Gen 2.0 program includes initiatives to grow revenue, invest in strategic areas for future growth, including technology and digital enhancements, and to continue to advance operational excellence goals to reduce operating costs and invest the savings in strategic growth opportunities. We have focused on continued customer and talent acquisition, converting new PPP customers to expanded relationships with additional products and services, implemented new technology to gain efficiencies and advance the customer experience, and planned consolidation of stores and back-office facilities for expense reduction. We have also launched new products to provide digital offerings, as well as consolidated payment options for commercial customers.

•The Company's total risk based capital ratio was 14.9% and its Tier 1 common to risk weighted assets ratio was 12.0% as of September 30, 2021. As of December 31, 2020, the Company's total risk based capital ratio was 15.6% and its Tier 1 common to risk weighted assets ratio was 12.3%.

•The Company repurchased 4.0 million shares for a total of $78.2 million during the quarter, under the new share repurchase program which authorizes the Company to repurchase up to $400 million of common stock over the next twelve months from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. The Company does not anticipate any near-term share repurchases under our existing repurchase program given our pending combination with Columbia.

•The Company paid quarterly cash dividends of $0.21 per common share to shareholders on February 26, 2021, May 28, 2021 and August 31, 2021. The Company may not increase quarterly dividends during the pendency of the Merger.

Summary of Critical Accounting Policies

Our critical accounting policies are described in detail in the Summary of Critical Accounting Policies section of the Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting policies include the allowance for credit losses, residential mortgage servicing rights, and fair value. There have been no material changes in these policies during the nine months ended September 30, 2021.

Results of Operations

Overview

For the three months ended September 30, 2021, net income was $108.1 million or $0.49 per diluted common share, compared to net income of $116.1 million or $0.53 per diluted common share for the three months ended June 30, 2021. For the nine months ended September 30, 2021, net income was $331.9 million or $1.51 per diluted common share, which compares to a net loss of $1.7 billion or $7.60 per diluted common share for the nine months ended September 30, 2020.

In the first quarter of 2021, the Company realigned its operating segments based on changes in management's focus and its internal reporting structure. The Company now reports two segments: Core Banking and Mortgage Banking. This aligns with how we manage the profitability of the Company and also provides greater transparency into the financial contribution of mortgage banking activities.

The Core Banking segment includes all lines of business, except Mortgage Banking, including wholesale, retail, private banking, as well as the operations, technology, and administrative functions of the Bank and Holding Company. The Mortgage Banking segment includes the revenue earned from the production and sale of residential real estate loans, the servicing income from our serviced loan portfolio, the quarterly changes in the MSR asset, and the specific expenses that are related to mortgage banking activities including variable commission expenses. Revenue and related expenses related to residential real estate loans held for investment are included in the Core Banking segment as portfolio loans are an anchor product for our consumer channels and are originated through a variety of channels throughout the Company. Refer to the segment information footnote for additional detail of the segments' financial statements.

The Core Banking segment had net income of $102.3 million for the three months ended September 30, 2021, compared to net income of $108.2 million for the three months ended June 30, 2021. The decrease in net income is attributable to a decrease in non-interest income, as well as a decrease in the recapture of the provision for credit losses, offset by an increase in net interest income. Net income for the Core Banking segment increased for the nine months ended September 30, 2021, as compared to the same period in the prior year, due to the impact of goodwill impairment in 2020, as well as the recapture of the provision for credit losses as economic forecasts improved in the current period.

The Mortgage Banking segment had net income of $5.8 million for the three months ended September 30, 2021, compared to net income of $8.0 million for the three months ended June 30, 2021. The decrease in net income for the three months ended September 30, 2021 for the Mortgage Banking segment, compared to the three months ended June 30, 2021, is attributable to lower for-sale mortgage originations and lower gain on sale margin. The closed loan volume declined as a result of rate changes, resulting in a slowing of loan refinance activity. The decrease in net income for the Mortgage Banking segment, for the nine months ended September 30, 2021, compared to the same period of the prior year, was primarily due to a decrease in for-sale originations and a decline in the gain on sale margin.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three months ended September 30, 2021 and June 30, 2021, respectively, as well as the nine months ended September 30, 2021 and September 30, 2020, respectively. For each period presented, the table includes the calculated ratios based on reported net income. Our return on average common shareholders' equity was negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Return on average assets	1.40%	1.54%	1.48%	(7.67)%
Return on average common shareholders' equity	15.82%	17.25%	16.47%	(72.01)%
Return on average tangible common shareholders' equity	15.88%	17.33%	16.55%	(89.45)%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$2,709,641	$2,700,010	$2,694,968	$3,105,611
Less: average goodwill and other intangible assets, net	(10,609)	(12,615)	(12,922)	(605,548)
Average tangible common shareholders' equity	$2,699,032	$2,687,395	$2,682,046	$2,500,063

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020
Total shareholders' equity	$2,722,379	$2,704,577
Subtract:
Goodwill	—	2,715
Other intangible assets, net	9,970	13,360
Tangible common shareholders' equity	$2,712,409	$2,688,502
Total assets	$30,891,479	$29,235,175
Subtract:
Goodwill	—	2,715
Other intangible assets, net	9,970	13,360
Tangible assets	$30,881,509	$29,219,100
Tangible common equity ratio	8.78%	9.20%

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

Net Interest Income

Net interest income for the three months ended September 30, 2021 was $235.1 million, an increase of $5.3 million compared to the three months ended June 30, 2021. Net interest income for the nine months ended September 30, 2021 was $686.3 million, an increase of $38.7 million compared to the nine months ended September 30, 2020. The increase for the three months ended September 30, 2021 compared to the prior quarter was driven by an increase of $2.7 million in interest income which is a result of higher non-PPP average loan balances and taxable securities income growth, and a decrease of $2.6 million in interest expense due to the decline in high-cost time deposits and term debt in the quarter compared to the prior period. The increase for the nine months ended September 30, 2021, was due to the lower cost of interest-bearing liabilities due to lower retail and brokered time deposits as the Bank has allowed these higher-cost deposits to runoff. The decrease in interest expense was partially offset by lower average yields on interest-earning assets for the period.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.21% for the three months ended September 30, 2021, as compared to 3.20% for the three months ended June 30, 2021. The net interest margin on a fully tax equivalent basis was 3.20% for the nine months ended September 30, 2021, as compared to 3.19% for the nine months ended September 30, 2020. The increase in net interest margin for the three months ended September 30, 2021, as compared to the three months ended June 30, 2021, was driven by the increase in net interest income. The increase in net interest margin for the nine months ended September 30, 2021, primarily resulted from a decrease in the cost of interest bearing liabilities, partially offset by the decline in the average yields of interest-earning assets. The Federal Open Market Committee expects to maintain the target rates at the current levels until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals.

The yield on loans and leases for the three months ended September 30, 2021 increased by 3 basis points as compared to the three months ended June 30, 2021, primarily attributable higher rates on average loans and leases as PPP loan balances decline. The yield on loans and leases for the nine months ended September 30, 2021 decreased by 20 basis points as compared to the same period in 2020, primarily attributable to the decrease in interest rates as compared to prior periods and lower average loans and leases. The cost of interest-bearing liabilities decreased 7 basis points, for the three months ended September 30, 2021, as compared to the three months ended June 30, 2021, due to the continued run off of higher-cost time deposits, as well as the paydown of borrowings during the period. The cost of interest-bearing liabilities decreased by 56 basis points for the nine months ended September 30, 2021, as compared to the same period in 2020, also due to the decrease in interest rates and corresponding deposit pricing strategy, as well as decreased borrowings. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The Company continues to be "asset-sensitive." The decrease in yields on earning assets has continued to impact net interest margin, even as liabilities reprice downward.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended September 30, 2021 and June 30, 2021, as well as the nine months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30, 2021			June 30, 2021
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$465,805	$3,672	3.15%	$468,960	$3,725	3.18%
Loans and leases (1)	21,864,387	220,731	4.02%	22,040,794	219,745	3.99%
Taxable securities	3,436,895	16,315	1.90%	3,210,771	15,024	1.87%
Non-taxable securities (2)	245,904	1,848	3.01%	247,282	1,864	3.02%
Temporary investments and interest-bearing cash	3,224,846	1,237	0.15%	2,835,474	774	0.11%
Total interest-earning assets	29,237,837	$243,803	3.32%	28,803,281	$241,132	3.35%
Other assets	1,376,537			1,352,736
Total assets	$30,614,374			$30,156,017
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$3,564,040	$468	0.05%	$3,385,336	$459	0.05%
Money market deposits	7,800,144	1,492	0.08%	7,614,474	1,533	0.08%
Savings deposits	2,284,077	206	0.04%	2,171,865	154	0.03%
Time deposits	2,031,494	2,934	0.57%	2,303,068	4,870	0.85%
Total interest-bearing deposits	15,679,755	5,100	0.13%	15,474,743	7,016	0.18%
Repurchase agreements and federal funds purchased	496,822	88	0.07%	440,881	68	0.06%
Borrowings	31,500	149	1.88%	214,670	866	1.62%
Junior subordinated debentures	375,726	3,014	3.18%	369,812	3,042	3.30%
Total interest-bearing liabilities	16,583,803	$8,351	0.20%	16,500,106	$10,992	0.27%
Non-interest-bearing deposits	10,960,686			10,582,197
Other liabilities	360,244			373,704
Total liabilities	27,904,733			27,456,007
Common equity	2,709,641			2,700,010
Total liabilities and shareholders' equity	$30,614,374			$30,156,017
NET INTEREST INCOME		$235,452			$230,140
NET INTEREST SPREAD			3.12%			3.08%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.21%			3.20%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $377,000 for the three months ended September 30, 2021, as compared to approximately $377,000 for the three months ended June 30, 2021.

	Nine Months Ended
	September 30, 2021			September 30, 2020
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$545,237	$12,242	2.99%	$551,583	$14,955	3.61%
Loans and leases (1)	21,866,569	656,772	4.01%	22,063,582	695,669	4.21%
Taxable securities	3,199,653	45,049	1.88%	2,778,460	37,744	1.81%
Non-taxable securities (2)	248,617	5,627	3.02%	238,059	5,608	3.14%
Temporary investments and interest bearing cash	2,850,639	2,635	0.12%	1,493,352	4,208	0.38%
Total interest-earning assets	28,710,715	$722,325	3.36%	27,125,036	$758,184	3.73%
Other assets	1,348,054			2,024,722
Total assets	$30,058,769			$29,149,758
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$3,359,865	$1,341	0.05%	$2,667,160	$5,264	0.26%
Money market deposits	7,593,320	4,516	0.08%	7,187,615	18,080	0.34%
Savings deposits	2,152,667	523	0.03%	1,635,064	618	0.05%
Time deposits	2,336,261	16,414	0.94%	4,159,926	61,671	1.98%
Total interest-bearing deposits	15,442,113	22,794	0.20%	15,649,765	85,633	0.73%
Repurchase agreements and federal funds purchased	444,919	232	0.07%	363,957	673	0.25%
Borrowings	259,890	2,787	1.43%	1,041,181	11,156	1.43%
Junior subordinated debentures	363,122	9,108	3.35%	322,356	12,074	5.00%
Total interest-bearing liabilities	16,510,044	$34,921	0.28%	17,377,259	$109,536	0.84%
Non-interest-bearing deposits	10,484,104			8,237,095
Other liabilities	369,653			429,793
Total liabilities	27,363,801			26,044,147
Common equity	2,694,968			3,105,611
Total liabilities and shareholders' equity	$30,058,769			$29,149,758
NET INTEREST INCOME		$687,404			$648,648
NET INTEREST SPREAD			3.08%			2.89%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.20%			3.19%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.1 million for the nine months ended September 30, 2021, as compared to approximately $1.0 million for the same period in 2020.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended September 30, 2021 as compared to three months ended June 30, 2021, as well as the nine months ended September 30, 2021 and September 30, 2020, respectively. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended
	September 30, 2021 compared June 30, 2021
	Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(25)	$(28)	$(53)
Loans and leases	(1,065)	2,051	986
Taxable securities	1,073	218	1,291
Non-taxable securities (1)	(10)	(6)	(16)
Temporary investments and interest bearing cash	120	343	463
Total interest-earning assets (1)	93	2,578	2,671
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	26	(17)	9
Money market deposits	41	(82)	(41)
Savings deposits	9	43	52
Time deposits	(516)	(1,420)	(1,936)
Repurchase agreements	10	10	20
Borrowings	(837)	120	(717)
Junior subordinated debentures	59	(87)	(28)
Total interest-bearing liabilities	(1,208)	(1,433)	(2,641)
Net increase in net interest income (1)	$1,301	$4,011	$5,312
(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

	Nine Months Ended
	September 30, 2021 compared to September 30, 2020
	Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(170)	$(2,543)	$(2,713)
Loans and leases	(6,219)	(32,678)	(38,897)
Taxable securities	5,880	1,425	7,305
Non-taxable securities (1)	243	(224)	19
Temporary investments and interest bearing cash	2,345	(3,918)	(1,573)
Total interest-earning assets (1)	2,079	(37,938)	(35,859)
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	1,099	(5,022)	(3,923)
Money market	967	(14,531)	(13,564)
Savings	163	(258)	(95)
Time deposits	(20,580)	(24,677)	(45,257)
Repurchase agreements	124	(565)	(441)
Borrowings	(8,388)	19	(8,369)
Junior subordinated debentures	1,385	(4,351)	(2,966)
Total interest-bearing liabilities	(25,230)	(49,385)	(74,615)
Net increase in net interest income (1)	$27,309	$11,447	$38,756
(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

Provision for Credit Losses

The Company had an $18.9 million recapture of provision for credit losses for the three months ended September 30, 2021, as compared to a $23.0 million recapture of credit losses for the three months ended June 30, 2021. The Company had a $41.9 million recapture of provision for credit losses for the nine months ended September 30, 2021, as compared to a provision for credit losses of $204.8 million for the nine months ended September 30, 2020. The change for the three months ended September 30, 2021, as compared to the three months ended June 30, 2021 was attributable to the stabilizing economic forecast used in the credit models and loan mix changes, which allowed for a recapture of previous provision for credit losses. The change in the provision for credit losses for nine months ended September 30, 2021 as compared to the same prior year period, is primarily attributed to a stabilization of credit quality metrics and the improvement in economic forecasts used in credit models. The Company adopted CECL as of January 1, 2020, so there may be volatility in the provision for credit losses as CECL requires a current expected credit loss for the life of loans.

As an annualized percentage of average outstanding loans and leases, the recapture of provision for credit losses recorded for the three months ended September 30, 2021 was (0.34)% as compared to (0.42)% for the three months ended June 30, 2021. As an annualized percentage of average outstanding loans and leases, the recapture of provision for credit losses recorded for the nine months ended September 30, 2021 was (0.26)%. As an annualized percentage of average outstanding loans and leases, the provision for credit losses for the nine months ended September 30, 2020 was 1.24%.

For the three months ended September 30, 2021, net charge-offs were $6.2 million, as compared to $13.6 million for the three months ended June 30, 2021. For the nine months ended September 30, 2021, net charge-offs were $37.5 million, as compared to $51.4 million for the nine months ended September 30, 2020. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended September 30, 2021 was 0.11%, as compared to 0.25% for the three months ended June 30, 2021. As an annualized percentage of average outstanding loans and leases, net charge-offs for the nine months ended September 30, 2021 was 0.23%, as compared to 0.31% for the nine months ended September 30, 2020.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. The non-accrual leases and equipment finance agreements of $11.8 million as of September 30, 2021 have a related allowance for credit losses of $6.9 million, with the remaining loans written-down to the estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended September 30, 2021 was $73.7 million, a decrease of $17.4 million compared to the three months ended June 30, 2021. Non-interest income for the nine months ended September 30, 2021, was $273.6 million, a decrease of $14.5 million, compared to the nine months ended September 30, 2020. The following table presents the key components of non-interest income for the three months ended September 30, 2021, compared to the three months ended June 30, 2021, as well as the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Three Months Ended				Nine Months Ended
(in thousands)	September 30, 2021	June 30, 2021	Change Amount	Change Percent	September 30, 2021	September 30, 2020	Change Amount	Change Percent
Service charges on deposits	$10,941	$10,310	$631	6%	$30,898	$30,635	$263	1%
Card-based fees	9,111	10,274	(1,163)	(11)%	26,759	20,436	6,323	31%
Brokerage revenue	31	1,135	(1,104)	(97)%	5,081	11,506	(6,425)	(56)%
Residential mortgage banking revenue, net	34,150	44,443	(10,293)	(23)%	143,626	191,794	(48,168)	(25)%
Gain on sale of debt securities, net	—	—	—	N/M	4	190	(186)	(98)%
(Loss) gain on equity securities, net	(343)	4	(347)	N/M	(1,045)	942	(1,987)	(211)%
Gain on loan and lease sales, net	4,208	5,318	(1,110)	(21)%	10,899	3,333	7,566	227%
Bank owned life insurance income	2,038	2,092	(54)	(3)%	6,201	6,332	(131)	(2)%
Other income	13,569	17,499	(3,930)	(22)%	51,157	22,881	28,276	124%
Total non-interest income	$73,705	$91,075	$(17,370)	(19)%	$273,580	$288,049	$(14,469)	(5)%

During the current year, the Company added the card-based fees line item, which were previously included in the service charges on deposits and other income line items. Prior periods have been reclassified to conform to the current presentation. Card-based fees are comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned when our customers' debit and credit cards are processed through card payment networks. The decrease for the three months ended September 30, 2021, as compared to the prior quarter, was attributable to changes in our agreement with third-party interchange vendors. The increase in the nine months ended September 30, 2021, as compared to prior periods, is attributable to increased merchant processing fees, given strengthening economic activity and lower unemployment rates in our footprint, as businesses are once again open and experiencing increased customer activity.

Brokerage revenue decreased for the three and nine months ended September 30, 2021 as compared to prior periods, due to the sale of Umpqua Investments, Inc. in April 2021.

The gain on loan and lease sales decreased for the three months ended September 30, 2021, as compared to the previous quarter, due to lower SBA loan sales during the period as the three months ended June 30, 2021 had higher than average SBA loan sales. The increase for the nine months ended September 30, 2021, as compared to prior period, was driven by an increase in SBA loan sales which increased due to higher government guarantees and incentives for borrowers.

Other income for the three months ended September 30, 2021 decreased by $3.9 million as compared to the three months ended June 30, 2021. The decrease is primarily due to the $4.4 million dollar gain related to the sale of Umpqua Investments, Inc. and a $2.3 million advisory fee earned in the prior period, offset by miscellaneous other income items. For the nine months ended September 30, 2021, other income increased by $28.3 million, primarily due to the fluctuation in the gain on the swap derivative fair value of $22.1 million, as the gain on swap derivative fair value was $8.7 million, compared to a loss on swap derivative fair value of $13.4 million in the prior period. For nine months ended September 30, 2021, other income also includes the $4.4 million gain on sale of Umpqua Investments, Inc. during the period, as well as a $2.3 million advisory fee earned during the period. Other income for the three and nine months ended September 30, 2021, includes the gain on the changes in fair value of the held for investment mortgage loans at fair value of $3.4 million and $5.7 million, respectively.

Residential mortgage banking revenue, which is the primary source of income for the Mortgage Banking segment, decreased $10.3 million and $48.2 million for the three and nine months ended September 30, 2021, as compared to comparison periods, due to a decrease in originations driven by a slowdown in refinancing demand as well as a decline in gain on sale margins.

For-sale mortgage closed loan volume for the three months ended September 30, 2021, decreased 21% as compared to the three months ended June 30, 2021. In addition, the gain on sale margin decreased to 3.07% for the three months ended September 30, 2021, as compared to 3.30% for the three months ended June 30, 2021. Direct expense related to the origination of for-sale mortgage loans as a percentage of loan production was 2.02% for the three months ended September 30, 2021, as compared to 2.03% for the three months ended June 30, 2021.

For-sale mortgage closed loan volume decreased 21% for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the gain on sale margin decreased to 3.46%, as compared to 4.59% for the nine months ended September 30, 2020. Direct expense related to the origination of for-sale mortgage loans as a percentage of loan production was 1.98% for the nine months ended September 30, 2021, compared to 1.92% for the nine months ended September 30, 2020.

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

Servicing income was $9.2 million for the three months ended September 30, 2021, as compared to $9.1 million for the three months ended June 30, 2021. For the nine months ended September 30, 2021 and 2020, servicing income was $27.4 million and $26.2 million, respectively.

The following table presents our residential mortgage banking revenue for the three months ended September 30, 2021 and June 30, 2021, as well as the nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Origination and sale	$30,293	$41,367	$134,165	$224,831
Servicing	9,172	9,120	27,379	26,209
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	(4,681)	(4,366)	(13,592)	(15,249)
Changes in valuation inputs or assumptions (1)	(634)	(1,678)	(4,326)	(43,997)
Residential mortgage banking revenue, net	$34,150	$44,443	$143,626	$191,794

LHFS Production Statistics:
Closed loan volume for-sale	$987,281	$1,253,023	$3,875,836	$4,897,068
Gain on sale margin	3.07%	3.30%	3.46%	4.59%
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2021 was $183.8 million, a decrease of $5.6 million or 3% compared to the three months ended June 30, 2021. Non-interest expense for the nine months ended September 30, 2021 was $560.7 million, a decrease of $1.8 billion or 76%, as compared to the nine months ended September 30, 2020. Excluding the goodwill impairment taken in 2020, non-interest expense for the nine months ended September 30, 2021, increased $10.9 million over the same period in the prior year. The following table presents the key elements of non-interest expense for the three months ended September 30, 2021 and June 30, 2021, as well as the nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
(in thousands)	September 30, 2021	June 30, 2021	Change Amount	Change Percent	September 30, 2021	September 30, 2020	Change Amount	Change Percent
Salaries and employee benefits	$117,636	$121,573	$(3,937)	(3)%	$363,343	$346,787	$16,556	5%
Occupancy and equipment, net	33,944	34,657	(713)	(2)%	103,236	109,892	(6,656)	(6)%
Communications	2,866	3,004	(138)	(5)%	8,633	9,010	(377)	(4)%
Marketing	1,651	2,054	(403)	(20)%	5,077	6,148	(1,071)	(17)%
Services	12,017	13,512	(1,495)	(11)%	36,279	34,319	1,960	6%
FDIC assessments	2,136	1,607	529	33%	6,342	9,502	(3,160)	(33)%
Intangible amortization	1,130	1,130	—	—%	3,390	3,740	(350)	(9)%
Other expenses	12,373	11,863	510	4%	34,445	30,441	4,004	13%
Non-interest expense before goodwill impairment	183,753	189,400	(5,647)	(3)%	560,745	549,839	10,906	2%
Goodwill impairment	—	—	—	N/M	—	1,784,936	(1,784,936)	N/M
Total non-interest expense	$183,753	$189,400	$(5,647)	(3)%	$560,745	$2,334,775	$(1,774,030)	(76)%

Goodwill impairment of $1.8 billion was recorded as of March 31, 2020, following an interim impairment analysis in the first quarter of 2020 triggered by the decline in interest rates and economic impacts of COVID-19, as well as declines in the Company's stock price. There was no impairment recorded in the current period.

Salaries and employee benefits decreased by $3.9 million for the three months ended September 30, 2021, compared to the three months ended June 30, 2021. This was primarily due to the decrease in for-sale loan origination volume resulting in a decrease in Mortgage Banking compensation of $4.2 million. Salaries and employee benefits increased for the nine months ended September 30, 2021, compared to the prior period, due to an increase in incentives and group insurance.

Occupancy and equipment, net decreased by $6.7 million for the nine months ended September 30, 2021, compared to the same period in the prior year. The decrease is primarily attributable to a decrease in rent-related expenses due to the consolidation of store and back-office locations.

Services for the three months ended September 30, 2021, decreased by $1.5 million as compared to the three months ended June 30, 2021. Services increased by $2.0 million for the nine months ended September 30, 2021 compared to the same period in the prior year. The change is due to increased consulting and professional fees during the first half of 2021.

The FDIC assessment decreased $3.2 million for the nine months ended September 30, 2021, due to a decrease in the Bank's assessment rate.

Other expenses increased by $4.0 million for the nine months ended September 30, 2021, compared to the same period in the prior year. The increase for the nine months ended September 30, 2021 was due to increased exit and disposal costs as the Company closed store locations and exited back-office leases as part of the Next Gen 2.0 strategy. Exit and disposal costs were $9.7 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents were $3.7 billion at September 30, 2021, compared to $2.6 billion at December 31, 2020. The increase of interest bearing cash and temporary investments reflects strong deposit growth in the period, outpacing loan and investment growth as well as paydowns of the Company's borrowings. An elevated on-balance sheet liquidity position enhances the Company's liquidity flexibility given the market volatility and uncertainty in the current environment.

Investment Securities

Investment debt securities available for sale were $3.7 billion as of September 30, 2021, compared to $2.9 billion at December 31, 2020.  The increase was due to purchases of $1.5 billion of investment securities, offset by sales and paydowns of $578.2 million, as well as a decrease of $93.5 million in fair value of investment securities available for sale.

The following tables present the available for sale and held to maturity investment debt securities portfolio by major type as of September 30, 2021 and December 31, 2020:

	Investment Securities Available for Sale
	September 30, 2021		December 31, 2020
(dollars in thousands)	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$838,977	23%	$762,202	26%
Obligations of states and political subdivisions	283,409	7%	279,511	10%
Residential mortgage-backed securities and collateralized mortgage obligations	2,600,785	70%	1,890,845	64%
Total available for sale securities	$3,723,171	100%	$2,932,558	100%

	Investment Securities Held to Maturity
	September 30, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	%	Amortized Cost	%
Residential mortgage-backed securities and collateralized mortgage obligations	$2,795	100%	$3,034	100%
Total held to maturity securities	$2,795	100%	$3,034	100%

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

Gross unrealized losses in the available for sale investment portfolio were $38.9 million at September 30, 2021.  This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $35.4 million. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no allowance for credit losses was considered necessary on these debt securities as of September 30, 2021.

Restricted Equity Securities

Restricted equity securities were $10.9 million at September 30, 2021 and $41.7 million at December 31, 2020, the majority of which represents the Bank's investment in the FHLB of Des Moines. The decrease is attributable to redemptions of FHLB stock during the period due to decreased FHLB borrowing activity. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Loans and Leases

Total loans and leases outstanding at September 30, 2021 were $22.0 billion, an increase of $190.6 million as compared to December 31, 2020. The increase is attributable to new loan and lease originations, with the majority being in multifamily and residential mortgage loans, as well as the transfer of $315.9 million from loans held for sale to loans held for investment. The increase was partially offset by PPP loan forgiveness and payoffs, as well as loans sold of $171.7 million and net charge-offs of $37.5 million.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term, net	$3,561,764	16%	$3,505,802	16%
Owner occupied term, net	2,330,338	11%	2,333,945	11%
Multifamily, net	3,813,024	17%	3,349,196	15%
Construction & development, net	882,778	4%	828,478	4%
Residential development, net	177,148	1%	192,761	1%
Commercial
Term, net	3,159,466	14%	4,024,467	18%
Lines of credit & other, net	930,350	4%	862,760	4%
Leases & equipment finance, net	1,457,248	7%	1,456,630	7%
Residential
Mortgage, net	4,330,860	20%	3,871,906	18%
Home equity loans & lines, net	1,133,823	5%	1,136,064	5%
Consumer & other, net	193,141	1%	217,358	1%
Total, net of deferred fees and costs	$21,969,940	100%	$21,779,367	100%

As of September 30, 2021, there were $353.9 million in mortgage loans included in loans held for investment that are carried at fair value, as they were included in loans originated as held for sale that are elected to be fair valued at origination.

In April 2020, the Bank began originating loans to qualified small businesses under the PPP administered by the SBA. The remaining unamortized balance of the PPP-related net loan processing fees will be recognized as a yield adjustment over the remaining term of these loans, although the forgiveness of these loans by the SBA accelerates the recognition of these fees.

(dollars in thousands)	September 30, 2021	December 31, 2020
PPP principal balance	$747,979	$1,777,145
PPP deferred fees	(21,242)	(26,934)
Net PPP Balance	$726,737	$1,750,211

PPP loan count	7,492	14,788

Asset Quality and Non-Performing Assets

The following table summarizes our non-performing assets, TDR loans, the ACL and asset quality ratios as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020
Loans and leases on non-accrual status	$24,152	$31,076
Loans and leases past due 90 days or more and accruing	27,490	36,361
Total non-performing loans and leases	51,642	67,437
Other real estate owned	1,868	1,810
Total non-performing assets	$53,510	$69,247
Restructured loans (1)	$9,849	$14,991
Allowance credit losses on loans and leases	$257,560	$328,401
Reserve for unfunded commitments	11,752	20,286
Allowance for credit losses	$269,312	$348,687
Asset quality ratios:
Non-performing assets to total assets	0.17%	0.24%
Non-performing loans and leases to total loans and leases	0.24%	0.31%
Allowance for credit losses on loans and leases to total loans and leases	1.17%	1.51%
Allowance for credit losses to total loans and leases	1.23%	1.60%
Allowance for credit losses to total non-performing loans and leases	521%	517%
(1)Represents accruing TDR loans performing according to their restructured terms.

At September 30, 2021 and December 31, 2020, TDRs of $9.8 million and $15.0 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms.

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

COVID-19 Related Payment Deferrals and Forbearance

Due to the deterioration of the U.S. economy resulting from the COVID-19 pandemic, the Company had an increase in loan payment deferral and forbearance requests. Once a deferral or forbearance request is received, a late charge waiver is put in place and payments are suspended for an agreed-upon period. Accrued and unpaid interest during the deferral period will be collected upon the expiration of the deferral or on a regular repayment schedule at the end of the deferral period. For certain loan types, the maturity date may be extended to allow for full amortization. In accordance with the deferral guidance at the federal and state levels, these loans are generally classified based on their past due status prior to their deferral period; as such, are classified as performing loans that accrue interest.

A summary of outstanding loan balances with active payment deferral or forbearance as of September 30, 2021 are shown in the table below, disaggregated by major types of loans and leases:

	Loans with Deferrals or Forbearances
(dollars in thousands)	Number of Loans	Loan Balance Outstanding	% of Loan Portfolio
Commercial real estate	8	$58,086	1%
Commercial	4	469	—%
Residential	148	73,732	1%
Consumer & other, net	12	202	—%
Total	172	$132,489	1%

Excluded from the mortgage loans with payment deferrals or forbearance in the above table are $121.0 million of repurchased GNMA loans on deferral, as the credit risk of these loans are guaranteed by government programs such as the Federal Housing Agency, Veterans Affairs, and USDA Rural Development.

The Bank continues to monitor COVID-19 deferrals and if a customer continues to experience financial difficulty after the initial deferral and further concessions are granted, the loan will be reviewed to determine if a TDR designation is appropriate.

Allowance for Credit Losses

The ACL totaled $269.3 million at September 30, 2021, a decrease of $79.4 million from $348.7 million at December 31, 2020. The following table shows the activity in the ACL for the three months ended September 30, 2021 and June 30, 2021, as well as for the nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Allowance for credit losses on loans and leases
Balance, beginning of period	$279,887	$311,283	$328,401	$157,629
Impact of CECL adoption	—	—	—	49,999
Adjusted balance, beginning of period	279,887	311,283	328,401	207,628
(Recapture) provision for credit losses on loans and leases	(16,132)	(17,775)	(33,381)	188,771
Charge-offs	(10,373)	(17,079)	(48,367)	(60,554)
Recoveries	4,178	3,458	10,907	9,204
Net charge-offs	(6,195)	(13,621)	(37,460)	(51,350)
Balance, end of period	$257,560	$279,887	$257,560	$345,049
Reserve for unfunded commitments
Balance, beginning of period	$14,539	$19,760	$20,286	$5,106
Impact of CECL adoption	—	—	—	3,238
Adjusted balance, beginning of period	14,539	19,760	20,286	8,344
(Recapture) provision for credit losses on unfunded commitments	(2,787)	(5,221)	(8,534)	15,962
Balance, end of period	11,752	14,539	11,752	24,306
Total allowance for credit losses	$269,312	$294,426	$269,312	$369,355
As a percentage of average loans and leases (annualized):
Net charge-offs	0.11%	0.25%	0.23%	0.31%
(Recapture) provision for credit losses	(0.34)%	(0.42)%	(0.26)%	1.24%
Recoveries as a percentage of charge-offs	40.28%	20.25%	22.55%	15.20%

With the adoption of CECL on January 1, 2020, we recorded a one-time cumulative-effect pre-tax adjustment in the amount of $53.2 million. The allowance for credit losses on loans and leases increased by $50.0 million and the allowance for unfunded commitments increased by $3.2 million, resulting in a January 1, 2020, or day 1, balance of the Allowance for Credit Losses of $216.0 million.

The (recapture) provision for credit losses includes the (recapture) provision for loan and lease losses, (recapture) provision for unfunded commitments, and the provision (recapture) for credit losses related to accrued interest on loans. The recapture of the provision for credit losses was $18.9 million and $41.9 million for the three and nine months ended September 30, 2021, respectively, which is due to the stabilization of credit quality metrics and economic forecasts used in credit models.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans in each category to total loans and leases as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$108,014	49%	$141,710	47%
Commercial	118,934	25%	150,864	29%
Residential	27,280	25%	27,964	23%
Consumer & other	3,332	1%	7,863	1%
Allowance for credit losses on loans and leases	$257,560		$328,401

The following table shows the change in the allowance for credit losses from June 30, 2021 to September 30, 2021:

(dollars in thousands)	June 30, 2021	Q3 2021 net (charge-offs) recoveries	Reserve build/(release)	September 30, 2021	% of Loan and Leases Outstanding
Commercial real estate	$139,045	$(796)	$(23,414)	$114,835	1.07%
Commercial	123,535	(5,175)	3,159	121,519	2.19%
Residential	27,006	281	1,950	29,237	0.54%
Consumer & Other	4,840	(505)	(614)	3,721	1.93%
Total allowance for credit losses	$294,426	$(6,195)	$(18,919)	$269,312
% of loans and leases outstanding	1.33%			1.23%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios. For the third quarter of 2021, the Bank used Moody's Analytics August consensus economic forecast. Key components include a U.S. real GDP average annualized growth of 4.9% through 2022 and average unemployment rate for 2021 of 5.5% dropping to 4.2% in 2022. The models for calculating the ACL are sensitive to changes in these and other economic variables, which could result in volatility as these assumptions change over time. In addition, the forward-looking assumptions revert to historical data when they reach the point where future assumptions are no longer estimated.

We believe that the allowance for credit losses as of September 30, 2021 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline or are worse than economic forecasts predict, the Bank may need additional provisions for credit losses in future periods.

Residential Mortgage Servicing Rights

The following table presents the changes in our residential mortgage servicing rights portfolio for the three months ended September 30, 2021 and June 30, 2021, as well as the nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Balance, beginning of period	$102,699	$100,413	$92,907	$115,010
Additions for new MSR capitalized	8,450	8,330	30,845	37,484
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,681)	(4,366)	(13,592)	(15,249)
Changes due to valuation inputs or assumptions (1)	(634)	(1,678)	(4,326)	(43,997)
Balance, end of period	$105,834	$102,699	$105,834	$93,248
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our residential serviced loan portfolio as of September 30, 2021 and December 31, 2020 was as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Balance of loans serviced for others	$12,853,291	$13,026,720
MSR as a percentage of serviced loans	0.82%	0.71%

Residential mortgage servicing rights are adjusted to fair value quarterly with the change recorded in residential mortgage banking revenue. The value of servicing rights can fluctuate based on changes in interest rates and other factors. Generally, as interest rates decline and borrowers are able to take advantage of a refinance incentive, prepayments increase, and the total value of existing servicing rights declines as expectations of future servicing fee collections decline. Historically, the fair value of our residential mortgage servicing rights will increase as market rates for mortgage loans rise and decrease if market rates fall. Mortgage refinance volumes remain elevated; however, accelerated prepayment speeds have slowed due to a flattening of long-term interest rates during the quarter.

Due to changes to inputs in the valuation model including changes in discount rates and prepayment speeds, the fair value of the MSR asset decreased by $634,000 and $4.3 million for the three and nine months ended September 30, 2021, respectively. The fair value of the MSR asset decreased by $4.7 million and $13.6 million, respectively, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three and nine months ended September 30, 2021.

Deposits

Total deposits were $26.9 billion at September 30, 2021, an increase of $2.3 billion, as compared to December 31, 2020. The increase is mainly attributable to growth in non-interest bearing and interest bearing demand deposits and money market balances, offset by a decline in time deposits. The increase in non-maturity deposit account categories is attributable to the impact of economic assistance payments, in addition to increased customer savings rates as customers look to increase their own liquidity in this uncertain environment. The decrease in time deposits is mainly due to the runoff of higher-cost time deposits.

The following table presents the deposit balances by category as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%
Non-interest bearing demand	$11,121,127	41%	$9,632,773	39%
Interest bearing demand	3,758,019	14%	3,051,487	12%
Money market	7,780,442	29%	7,173,920	29%
Savings	2,325,929	9%	1,912,752	8%
Time, greater than $250,000	524,752	2%	899,563	4%
Time, $250,000 or less	1,398,128	5%	1,951,706	8%
Total deposits	$26,908,397	100%	$24,622,201	100%

The Company's brokered deposits totaled $353.8 million at September 30, 2021, compared to $424.1 million at December 31, 2020.

Borrowings

At September 30, 2021, the Bank had outstanding $467.8 million of securities sold under agreements to repurchase, an increase of $92.4 million from December 31, 2020. The Bank had outstanding borrowings consisting of advances from the FHLB of $6.4 million at September 30, 2021, which decreased $765.1 million from December 31, 2020. The decrease is attributable to maturity payoffs during the period. The remaining FHLB advance has a fixed interest rate of 7.10% and matures in 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $387.6 million and $343.5 million at September 30, 2021 and December 31, 2020, respectively.  The increase is mainly due to the $44.5 million change in fair value for the junior subordinated debentures elected to be carried at fair value, which is due to a decrease in the discount rates caused by a decrease in the credit spread paired with an increase in the implied forward curve, partially offset by an increase in the long end of the SWAP spot curve. As of September 30, 2021, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three-month LIBOR.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank's liquidity strategy includes an elevated on-balance sheet liquidity position to grow deposit balances to provide flexibility to fund growth in lending and investment portfolios, as well as deleverage liabilities as economic conditions permit. As a result, the Company believes that it has sufficient cash and access to borrowings to effectively manage through the COVID-19 pandemic as well as meet its working capital and other needs. The Company will continue to prudently evaluate and maintain liquidity sources, including the ability to fund future loan growth and manage our borrowing sources.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 5% of total deposits at September 30, 2021 and 7% of total deposits at December 31, 2020. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $8.5 billion at September 30, 2021, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $915.8 million, subject to certain collateral requirements, including eligibility and advance rates on the amount of pledged loans and investment securities. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at September 30, 2021. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $350.0 million of dividends paid by the Bank to the Company in the nine months ended September 30, 2021, including the special dividend of $200.0 million paid in July 2021, to fund the repurchase plan announced by the Company. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. The Company is required to seek FDIC and Oregon Division of Financial Regulation approval for quarterly dividends from Umpqua Bank to the Company. The timing of the quarterly dividend is after each quarter's earnings release to provide the Company's Board of Directors and regulators with the opportunity to review final quarterly financial results and financial projections, prior to the announcement of any dividend. Due to the Company's announcement of its pending merger with Columbia, Umpqua is restricted from paying quarterly cash dividends in excess of the current level and from repurchasing shares of Company common stock until the transaction is closed.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $541.5 million during the nine months ended September 30, 2021, with the difference between cash provided by operating activities and net income consisting primarily of proceeds from the sale of loans held for sale of $4.1 billion and the decrease in other assets of $161.1 million, offset by originations of loans held for sale of $3.9 billion, the gain on sale of loans of $124.8 million and recapture of provision for loan and lease losses of $41.9 million. This compares to net cash used in operating activities of $81.7 million during the nine months ended September 30, 2020, with the difference between cash used in operating activities and net loss consisting of goodwill impairment of $1.8 billion, proceeds from the sale of loans held for sale of $5.0 billion, and provision for loan and lease losses of $204.8 million, offset by originations of loans held for sale of $4.9 billion, the net increase in other assets of $232.5 million and gain on sale of loans of $212.4 million.

Net cash of $764.9 million used in investing activities during the nine months ended September 30, 2021, consisted principally of purchases of available for sale investment securities of $1.5 billion and net loan originations of $85.5 million, offset by proceeds from available for sale investment securities of $578.2 million and the proceeds from sales of loans and leases of $182.6 million. This compares to net cash of $1.4 billion used in investing activities during the nine months ended September 30, 2020, which primarily consisted of net loan originations of $1.3 billion, purchases of investment securities available for sale of $595.4 million, and net cash paid in divestiture of stores of $81.2 million, offset by proceeds from investment securities available for sale of $604.6 million and the proceeds from sales of loans of $60.8 million.

Net cash of $1.4 billion provided by financing activities during the nine months ended September 30, 2021, primarily consisted of $2.3 billion net increase in deposits and the net increase in securities sold under agreements to repurchase of $92.4 million, offset by $765.0 million repayment of borrowings, $138.2 million of dividends paid on common stock, and the repurchase and retirement of common stock of $80.7 million. This compares to net cash of $2.3 billion provided by financing activities during the nine months ended September 30, 2020, primarily consisted of $2.3 billion net increase in deposits, proceeds from borrowings of $600.0 million, offset by $510.0 million repayment of borrowings and $138.7 million of dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory, it is possible that our deposit growth may not be maintained at previous levels due to pricing pressure, store consolidations, or customers' spending habits. In addition, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits. The pending merger with Columbia may have an impact on Umpqua's liquidity position and strategy in the future.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at September 30, 2021 was $2.7 billion. The increase in shareholders' equity during the nine months ended September 30, 2021 was principally due to net income, offset by the other comprehensive loss, net of tax, cash dividends paid, and stock repurchased during the period.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. We cannot predict the extent of the economic decline due to COVID-19 or other factors that could result in inadequate earnings, regulatory restrictions and limitations, changes to our capital requirements, or a decision to increase capital by retention of earnings, that may result in the inability to pay dividends at previous levels, or at all. Umpqua is restricted from paying quarterly cash dividends in excess of the current level until the Merger is closed.

The timing of the quarterly dividend is after each quarter's earnings release to provide the Company's Board of Directors with the opportunity to review final quarterly financial results and financial projections, prior to the announcement of any dividend. On August 9, 2021, the Company declared a cash dividend in the amount of $0.21 per common share based on second quarter 2021 performance, which was paid on August 31, 2021.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended September 30, 2021 and June 30, 2021, as well as the nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Dividend declared per common share	$0.21	$0.21	$0.63	$0.42
Dividend payout ratio	43%	40%	42%	(6)%

In July 2021, the Company announced that its Board of Directors approved a new share repurchase program which authorizes the Company to repurchase up to $400 million of common stock over the next twelve months from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. The program replaces and supersedes the previously approved share repurchase program which was scheduled to expire on July 31, 2021. As of September 30, 2021, a total of $321.8 million remained available to repurchase shares under the new share repurchase program. During the nine months ended September 30, 2021, 4.0 million shares were repurchased under the new plan.

The repurchase program is currently halted, based on the announced merger with Columbia and in accordance with the Merger Agreement. The Company may not purchase any shares under this program until the Merger is closed. The timing and amount of future repurchases would depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, our capital plan, and bank or bank holding company regulatory approvals.  In addition, our stock plans provide that option and award holders may pay for the exercise price and tax withholdings in part or entirely by tendering previously held shares.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel III at September 30, 2021 and December 31, 2020:

	Actual		For Capital Adequacy purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total Capital
(to Risk Weighted Assets)
Consolidated	$3,391,310	14.88%	$1,823,052	8.00%	$2,278,815	10.00%
Umpqua Bank	$3,048,815	13.38%	$1,823,416	8.00%	$2,279,269	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,742,229	12.03%	$1,367,289	6.00%	$1,823,052	8.00%
Umpqua Bank	$2,850,732	12.51%	$1,367,562	6.00%	$1,823,416	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,742,229	12.03%	$1,025,467	4.50%	$1,481,230	6.50%
Umpqua Bank	$2,850,732	12.51%	$1,025,671	4.50%	$1,481,525	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,742,229	8.96%	$1,223,942	4.00%	$1,529,927	5.00%
Umpqua Bank	$2,850,732	9.31%	$1,224,669	4.00%	$1,530,836	5.00%
December 31, 2020
Total Capital
(to Risk Weighted Assets)
Consolidated	$3,347,926	15.63%	$1,713,891	8.00%	$2,142,364	10.00%
Umpqua Bank	$3,134,116	14.63%	$1,713,809	8.00%	$2,142,262	10.00%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$2,636,194	12.31%	$1,285,418	6.00%	$1,713,891	8.00%
Umpqua Bank	$2,873,383	13.41%	$1,285,357	6.00%	$1,713,809	8.00%
Tier I Common
(to Risk Weighted Assets)
Consolidated	$2,636,194	12.31%	$964,064	4.50%	$1,392,536	6.50%
Umpqua Bank	$2,873,383	13.41%	$964,018	4.50%	$1,392,470	6.50%
Tier I Capital
(to Average Assets)
Consolidated	$2,636,194	8.98%	$1,174,129	4.00%	$1,467,661	5.00%
Umpqua Bank	$2,873,383	9.79%	$1,174,065	4.00%	$1,467,581	5.00%
In 2020, the federal bank regulatory authorities finalized a rule to provide banking organizations that implemented CECL in 2020 the option to delay the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. The Company elected this capital relief and will delay the estimated regulatory capital impact of adopting CECL, relative to the incurred loss methodology's effect on regulatory capital.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2021 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of September 30, 2021.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As a result of Umpqua entering into a merger agreement with Columbia, certain risk factors have been identified:

Umpqua may not be able to complete the merger with Columbia, as the completion is contingent upon the satisfaction of a number of conditions, some of which are beyond both Umpqua's and Columbia's control.

Adoption of the merger agreement is subject to customary closing conditions, including the receipt of regulatory approvals and the requisite approvals of both Umpqua's and Columbia's shareholders. Conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, or Umpqua or Columbia may unilaterally elect to terminate the merger agreement. If the merger agreement is terminated under certain circumstances, Umpqua may be required to pay a $145.0 million termination fee to Columbia.

Umpqua and Columbia may also be subject to lawsuits challenging the merger, and adverse rulings in these lawsuits may delay or prevent the merger from being completed or require Umpqua or Columbia to incur significant costs to defend or settle these lawsuits. Any delay in completing the merger could cause Umpqua not to realize, or be delayed in realizing, some or all of the benefits that the Company expects to achieve if the merger is successfully completed within the anticipated time frame.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the Merger and the bank merger may be completed, Umpqua and Columbia must obtain approvals from the Federal Reserve Board, the FDIC, the Director of the Oregon Department of Consumer and Business Services and the Director of the Washington Department of Financial Institutions. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party's regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. Regulators may impose conditions on the completion of the Merger or the bank merger or require changes to the terms of the Merger or the bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the Merger or the bank merger or imposing additional costs on or limiting the revenues of the combined company following the Merger and the bank merger, any of which might have an adverse effect on the combined company following the merger.

Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.

Umpqua and Columbia have operated and, until the completion of the Merger, will continue to operate independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses of Umpqua and Columbia in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect Umpqua's ability to successfully conduct its business, which could have an adverse effect on Umpqua's financial results and the value of its common stock. If Umpqua experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Umpqua or Columbia to lose customers or cause customers to remove their accounts from Umpqua or Columbia and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Umpqua and Columbia during this transition period and for an undetermined period after completion of the Merger on the combined company. In addition, the actual cost savings of the Merger could be less than anticipated.

Termination of the merger agreement could negatively impact Umpqua.

If the merger agreement is terminated, there may be various consequences. For example, Umpqua's businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the merger. Also, Umpqua has devoted significant internal resources to the pursuit of the Merger and the expected benefit of those resource allocations would be lost if the Merger is not completed. Additionally, if the merger agreement is terminated, the market price of Umpqua's common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, Umpqua may be required to pay to Columbia a termination fee of $145.0 million.

Umpqua will be subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect our business and operations.

Uncertainty about the effect of the Merger on employees, customers and other persons Umpqua has a business relationship with may have an adverse effect on Umpqua's business, operations, and stock price. These uncertainties may impair Umpqua's ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with Umpqua to seek to change existing business relationships. Retention of certain employees by Umpqua may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with Umpqua. These retention challenges could require Umpqua to incur additional expenses in order to retain key employees. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Umpqua, Umpqua's business could be harmed. In addition, subject to certain exceptions, each of Umpqua and Columbia has agreed to operate its business in the ordinary course prior to closing and to refrain from taking certain actions. Umpqua may delay or abandon projects and other business decisions could be deferred during the pendency of the merger.

Umpqua will incur substantial expenses related to the merger.

Both Umpqua and Columbia will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. Many of the expenses related to integration of the two companies are difficult to accurately estimate and could exceed anticipated cost savings the companies expect to achieve. If the Merger is not completed, Umpqua would have to recognize transactions costs and other expenses in connection with the Merger without realizing the expected benefits of the Merger. There are many factors beyond the Company's control that could affect the total amount or the timing of charges to earnings.

The merger agreement limits Umpqua's ability to pursue acquisition proposals.

The merger agreement prohibits Umpqua from soliciting, initiating, knowingly encouraging or knowingly facilitating certain third‑party acquisition proposals. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Umpqua from considering or proposing such an acquisition.

The other risk factors that could affect the Company's financial condition or operating results remain unchanged from those previously disclosed in Umpqua's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2021:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares that May be Purchased at Period End under the Plan
7/1/21 - 7/31/21	862,127	$18.86	860,828	$383,765,495
8/1/21 - 8/31/21	3,148,950	$19.68	3,148,891	$321,797,719
9/1/21 - 9/30/21	731	$19.28	—	$321,797,719
Total for quarter	4,011,808	$19.50	4,009,719

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 2,089 shares to be issued upon vesting of restricted stock awards to pay withholding taxes. During the three months ended September 30, 2021, 4.0 million shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)As of July 21, 2021, the Company approved a new share repurchase program which authorizes the Company to repurchase up to $400 million of common stock over the next twelve months from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. This effectively ended the previous share repurchase plan. As of September 30, 2021, a total of $321.8 million remained available to repurchase shares. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, our capital plan and bank or bank holding company regulatory approvals. In addition, the repurchase program was halted with the announcement of the proposed merger with Columbia and as required under the Merger Agreement.

Item 3.            Defaults upon Senior Securities

Not applicable

Item 4.            Mine Safety Disclosures

Not applicable

Item 5.            Other Information

Not applicable

Item 6.            Exhibits

Exhibit #	Description

2.1	(a) Agreement and Plan of Merger by and among Umpqua Holdings Corporation, Columbia Banking System, Inc, and Cascade Merger Sub, Inc..

3.1	(b) Restated Articles of Incorporation, as amended

3.2	(c) Bylaws, as amended

4.1	(d) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10.1*	Umpqua Holdings Corporation Notice of Performance Share Award based on relative ROATCE performance

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

*	Compensatory plan or arrangement

(a)	Incorporated by reference to Exhibit 2.1 to Form 8-K filed October 15, 2021

(b)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 23, 2018

(c)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed March 24, 2020

(d)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	November 4, 2021	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	November 4, 2021	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/Chief Financial Officer and Principal Financial Officer

Dated	November 4, 2021	/s/ Lisa M. White
Lisa M. White Senior Vice President/Corporate Controller and Principal Accounting Officer