Form 10-K
period 2021-12-31
UMPQUA HOLDINGS CORP
filed 2022-02-25
CIK 1077771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2021, based on the closing price on that date of $18.45 per share, and 139,320,191 shares held was $2,570,457,524.

The registrant had outstanding 216,626,665 shares of common stock as of January 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None

UMPQUA HOLDINGS CORPORATION
FORM 10-K CROSS REFERENCE INDEX

The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-K, including "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

GLOSSARY OF DEFINED TERMS
2013 Plan	The Company's 2013 Incentive Plan
ACL	Allowance for credit losses
ACLLL	Allowance for credit losses on loans and leases
ALCO	Asset/Liability Management Committee
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASC Topic 326	Accounting Standards Codification section also known as Current Expected Credit Losses
ASC Topic 805	Accounting Standards Codification section also known as Business Combinations
ASU	Accounting Standards Update
ATM	Automated teller machine
Bank	Umpqua Bank
Bank Merger	The proposed merger of Columbia State Bank, a Washington state-chartered bank and a wholly owned subsidiary of Columbia, with the Bank, with the Bank as the surviving bank
Basel III	Basel capital framework (third accord)
BIPOC	Black, Indigenous, and People of Color
Board	The Company's Board of Directors
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CD&A	Compensation Discussion and Analysis
CDL	Collateral-dependent loans
CECL	Current Expected Credit Losses (ASU 2016-13, ASC Topic 326)
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
Columbia	Columbia Banking System, Inc.
Company	Umpqua Holdings Corporation and its subsidiaries
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act of 1977
CVA	Credit valuation adjustments
DCBS	Oregon Department of Consumer and Business Services Division of Financial Regulation
DC/SRP	Umpqua Holdings Corporation Deferred Compensation & Supplemental Retirement Plan
DCF	Discounted cash flow
DCP	Deferred compensation plan
DEI	Diversity, Equity, and Inclusion
DFAST	Dodd-Frank Act capital stress testing
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTA	Deferred tax assets
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
ERISA	Employment Retirement Income Security Act of 1974
ESG	Environmental, Social, and Governance Guidelines
Excise Tax	The excise tax imposed by Internal Revenue Code Section 4999

GLOSSARY OF DEFINED TERMS (CONTINUED)
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FinPac	Financial Pacific Leasing, Inc.
FINRA	Financial Industry Regulatory Authority
Fintech	Financial technology
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
GAAP	Generally accepted accounting principles
GDP	Gross Domestic Product
GLB Act	Gramm-Leach-Bliley Act of 1999
GNMA	Government National Mortgage Association
HELOC	Home equity line of credit
ICE	Intercontinental Exchange
KRX	KBW Nasdaq Regional Banking Index
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LTI	Long-term incentives
Mergers	Merger Sub will merge with and into Umpqua, with Umpqua as the surviving entity, and immediately following such merger, Umpqua will merge with and into Columbia, with Columbia as the surviving corporation.
Merger Agreement	Agreement dated as of October 11, 2021, by and among Umpqua, Columbia, and Cascade Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Columbia
Merger Sub	Cascade Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Columbia
MSR	Mortgage servicing rights
NEO	Named Executive Officer
NOL	Net operating loss
OCC	Office of the Comptroller of the Currency
OEPS	Operating earnings per share
PD	Probability of default
PGE	Portland General Electric Company
PPP	Paycheck Protection Program
PSA	Performance share awards
Riegle-Neal Act	Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
ROATCE	Return on average tangible common equity
RSA	Restricted stock awards
RSU	Restricted stock units
RUC	Reserve for unfunded commitments
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SRP	Supplemental retirement plan

GLOSSARY OF DEFINED TERMS (CONTINUED)
STI	Short-term incentives
TCJA	Tax Cuts and Jobs Act of 2017
TDR	Troubled debt restructured
TSR	Total shareholder return
Trusts	23 trusts wholly-owned by the Company
USD	United States dollar
USDA	United States Department of Agriculture
Umpqua	Umpqua Holdings Corporation and its subsidiaries
Umpqua 401(k) Plan	Umpqua Bank 401(k) and Profit Sharing Plan
Umpqua Investments	Umpqua Investments, Inc.

PART I

ITEM 1. BUSINESS.
In this Annual Report on Form 10-K, we refer to Umpqua Holdings Corporation as the "Company," "Umpqua," "we," "us," "our," or similar references.
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events. Statements other than statements of historical fact are forward-looking statements. You can find many of these statements by looking for words such as "anticipates," "expects," "believes," "estimates," "intends," and "forecast" and words or phrases of similar meaning.
We make forward-looking statements about the benefits of the proposed transaction with Columbia; the plans, objectives, expectations, and intentions of Umpqua and Columbia; the expected timing of completion of the proposed transaction with Columbia; the projected impacts on our business operations of the COVID-19 pandemic; Next Gen 2.0 initiatives including store consolidations, new products and services, technology initiatives, operational improvements, and facilities rationalizations; LIBOR; derivatives and hedging; the results and performance of models and economic forecasts used in our calculation of the ACL; projected sources of funds and the Company's liquidity position; our securities portfolio; loan sales; adequacy of our ACL, including the reserve for unfunded commitments; provision for credit losses; non-performing loans and future losses; performance of troubled debt restructuring; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; PPP forgiveness and SBA fees; mortgage volumes and the impact of rate changes; the economic environment; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including mortgage servicing rights values and sensitivity analyses; tax rates; deposit pricing; and the effect of accounting pronouncements and changes in accounting methodology.
Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks that could cause results to differ from forward-looking statements we make are set forth in our filings with the SEC and include, without limitation:
•changes in general economic, political, or industry conditions;
•the magnitude and duration of the COVID-19 pandemic and its impact on the global economy and financial market conditions and Umpqua's business, results of operations, and financial condition;
•deterioration in economic conditions that could result in increased loan and lease losses, especially those risks associated with concentrations in real estate related loans;
•uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board or the effects of any declines in housing and commercial real estate prices, high or increasing unemployment rates, or any slowdown in economic growth particularly in the western United States;
•volatility and disruptions in global capital and credit markets;
•movements in interest rates;
•reform of LIBOR;
•competitive pressures, including on product pricing and services;
•our ability to successfully, including on time and on budget, implement and sustain information technology product and system enhancements and operational initiatives;
•our ability to attract new deposits and loans and leases;
•our ability to retain deposits, especially during store consolidations and the pendency of the Bank Merger;
•demand for financial services in our market areas;
•prolonged low interest rate environment;

•stability, cost, and continued availability of borrowings and other funding sources, such as brokered and public deposits;
•changes in legal or regulatory requirements or the results of regulatory examinations that could increase expenses or restrict growth;
•our ability to manage climate change concerns and related regulations;
•our ability to recruit and retain key management and staff;
•our ability to raise capital or incur debt on reasonable terms;
•regulatory limits on the Bank's ability to pay dividends to the Company and that could impact the timing and amount of dividends to shareholders;
•financial services reform and the impact of legislation and implementing regulations on our business operations, including our compliance costs, interest expense, and revenue;
•a breach or failure of our operational or security systems, or those of our third-party vendors, including as a result of cyber-attacks;
•competition, including from financial technology companies;
•success, impact, and timing of Umpqua's business strategies, including market acceptance of any new products or services and our ability to successfully implement efficiency initiatives;
•the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations;
•the occurrence of any event, change, or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement;
•the outcome of legal proceedings;
•delays in completing the proposed transaction with Columbia;
•the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction) to complete the Mergers or the Bank Merger;
•the failure to satisfy any of the other conditions to the proposed transaction with Columbia on a timely basis or at all;
•the possibility that the anticipated benefits of the proposed transaction with Columbia are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Umpqua and Columbia do business;
•certain restrictions during the pendency of the proposed transaction that may impact the parties' ability to pursue certain business opportunities or strategic transactions;
•the possibility that the transaction with Columbia may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•diversion of management's attention from ongoing business operations and opportunities during the pendency of the Mergers and the Bank Merger;
•potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction;
•economic forecast variables that are either materially worse or better than end of quarter projections and deterioration in the economy that exceeds current consensus estimates;
•our ability to effectively manage problem credits; and
•our ability to successfully negotiate with landlords or reconfigure facilities.

There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Forward-looking statements are made as of the date of this Form 10-K. We do not intend to update these forward-looking statements. Readers should consider any forward-looking statements in light of this explanation, and we caution readers about relying on forward-looking statements.

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

Introduction

Umpqua Holdings Corporation, an Oregon corporation, is a bank holding company currently designated as a financial holding company of Umpqua Bank. The Bank's wholly-owned subsidiary, Financial Pacific Leasing, Inc., is a commercial equipment leasing company.

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

Business Strategy

Umpqua Bank's primary objective is to become the leading community-oriented financial services organization throughout the Western United States. We intend to increase market share, grow our assets and increase profitability and total shareholder return by differentiating ourselves from competitors.

On October 12, 2021, we announced that we and Columbia Banking System, Inc., the parent company of Columbia State Bank entered into a definitive agreement under which the companies will join together in an all-stock combination. Under the terms of the Merger Agreement, Umpqua shareholders will receive 0.5958 of a share of Columbia stock for each Umpqua share they own. Upon completion of the transaction, Umpqua shareholders will own approximately 62% and Columbia shareholders will own approximately 38% of the combined company. Once the transaction is completed, the combined organization will be a leading West Coast franchise with more than $50 billion in assets. The transaction is expected to close in mid-2022, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals. We believe the combination accelerates our strategic objectives, which are outlined below.

Deliver on Corporate Strategic Objectives. The Company's corporate strategic objectives branded as "Umpqua Next Gen" were designed to modernize the company, diversify and increase revenue, optimize processes and improve efficiency. Umpqua Next Gen builds on our customer-centric approach to banking, allowing us to differentiate ourselves in the marketplace and create a competitive advantage. The three pillars of Umpqua Next Gen include: Balanced Growth, Human Digital, and Operational Excellence. In late 2020, Umpqua launched "Next Gen 2.0" to build on the success achieved through the original Next Gen plan announced in late 2017, and we expect our pending combination with Columbia to further expanded these objectives.

•Through Our Balanced Growth Initiatives, We Focus on Banking Full Customer Relationships. The Company has invested in broader product suites to meet the needs of customers across the spectrum of our business lines. We believe that Umpqua has the products and associate expertise necessary to support current and prospective customers, and we expect our pending combination with Columbia to further enhance these capabilities post-closing. We believe Umpqua can bring the highest value to customers when internal lines of business work collaboratively to serve customers and exceed expectations. Umpqua's value proposition is to combine the product offerings of many larger competitors but deliver with a highly focused, customer-centric approach. The importance of Balanced Growth initiatives has been embedded in modernizing our internal referral and goal-driven incentive plans at Umpqua to reward collaborative behavior and growth across product categories.
•Use A Human Digital Banking Approach to Retain and Expand Customer Base. As customer preferences and behaviors evolve with technological adoption, our strategy remains consistent: deliver an extraordinary experience across all customer touchpoints. As a result, we have developed our Human Digital banking approach, which uses technology to empower deeper, even more meaningful relationships with our customers across all lines of business. We believe this favorably distinguishes Umpqua from its competitors and positions the Company well to adapt quickly as customer use of physical and digital channels evolves. Our innovative strategy remains a differentiator in this Human Digital approach as the combination of digital banking services, through platforms like Umpqua Go-To® and commercial focused applications, enhances our ability to attract a broader range of customers and expand our value proposition across all channels.
•Become A More Efficient and Effective Company Through Operational Excellence Programs. The objectives of the operational excellence programs are to reduce redundancies, simplify processes, and ultimately bring associates closer to the customer. Umpqua redesigned several key processes, including our commercial loan delivery and our deposit origination processes since the beginning of Umpqua Next Gen. In addition to combining similar functions throughout the Company, we also simplified our supplier and vendor relationships by consolidating spend to key strategic partners.
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
Prudently Manage Capital. An important part of our strategy is to continue to manage capital prudently, and to employ excess capital in a thoughtful and opportunistic manner that improves long-term shareholder returns. We accomplish this through organic growth and a top quartile dividend payout ratio for regional banks. Additionally, in 2021, we engaged more actively in share repurchase activity, although we halted our new repurchase program, which was announced in July 2021, following the announcement of the proposed combination with Columbia, as required under the Merger Agreement. In October 2021, we announced our pending combination with Columbia, which we expect to close in mid-2022. The combined company deepens the foothold in the Northwest and California as it creates a leading West Coast franchise post-closing. We expect transaction-related synergies to drive growth in loans, deposits, and fee-based products and services as anticipated cost-savings contribute to a more profitable profile that supports capital flexibility at the pro forma company.

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

Commercial Loans and Leases and Commercial Real Estate Loans. We offer specialized loans for corporate and commercial customers, including accounts receivable and inventory financing, multifamily loans, equipment loans, commercial equipment leases, international trade finance, real estate construction loans and permanent financing and Small Business Administration program financing as well as capital markets.
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

Market Area and Competition

The geographic markets we serve are highly competitive for deposits, loans, and leases. We compete with traditional banking institutions, as well as non-bank financial service providers, such as credit unions, mortgage companies, and online based financial service providers. In our primary market areas of Oregon, Washington, California, Idaho, and Nevada, major national banks generally hold top market share positions. Competition also includes small community banks that operate in a concentrated area within our footprint and other regional banks that focus on commercial and retail banking. In 2021, we expanded our market area by adding loan production offices in Denver, Colorado and Phoenix, Arizona.
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
Credit unions present a significant competitive challenge for our banking services and products. As credit unions currently enjoy an exemption from income tax, they are able to offer higher deposit rates and lower loan rates than banks can on a comparable basis. Credit unions are also not currently subject to certain regulatory constraints, such as the Community Reinvestment Act, which, among other things, requires us to implement procedures to make and monitor loans throughout the communities we serve. Adhering to such regulatory requirements raises the costs associated with our lending activities and reduces potential operating profits. Accordingly, we seek to compete by focusing on building customer relationships, providing superior service, and offering a wide variety of commercial banking products.

The following tables present the Bank's market share percentage for total deposits as of June 30, 2021 in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from S&P Global, which compiles deposit data published by the Federal Deposit Insurance Corporation as of June 30, 2021 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

Oregon				Washington
County	Market Share	Market Rank	Number of Stores	County	Market Share	Market Rank	Number of Stores
Baker	29%	1	1	Asotin	16%	4	1
Benton	10%	6	2	Benton	6%	8	2
Clackamas	3%	7	3	Clallam	5%	7	2
Columbia	16%	3	1	Clark	14%	3	8
Coos	39%	1	5	Douglas	16%	3	1
Curry	44%	1	2	Franklin	12%	3	1
Deschutes	8%	7	4	Grant	6%	8	1
Douglas	69%	1	8	Grays Harbor	7%	4	1
Jackson	14%	3	7	King	1%	12	19
Josephine	17%	2	3	Kittitas	13%	4	2
Klamath	32%	1	3	Klickitat	39%	1	2
Lane	18%	1	6	Lewis	11%	2	1
Lincoln	7%	6	1	Okanogan	16%	3	2
Linn	15%	4	3	Pierce	3%	8	7
Malheur	19%	3	1	Skamania	56%	1	1
Marion	6%	7	3	Snohomish	1%	21	1
Multnomah	4%	7	12	Spokane	7%	7	6
Polk	6%	6	1	Thurston	3%	12	2
Tillamook	26%	2	1	Walla Walla	4%	6	1
Umatilla	5%	6	2	Whatcom	3%	11	3
Union	19%	3	1	Whitman	5%	7	1
Wallowa	24%	2	1
Washington	7%	6	6
Yamhill	3%	8	1

California				Idaho
County	Market Share	Market Rank	Number of Stores	County	Market Share	Market Rank	Number of Stores
Amador	5%	7	1	Ada	—%	18	2
Butte	2%	10	1	Benewah	26%	2	1
Calaveras	26%	2	3	Idaho	38%	1	1
Colusa	30%	1	2	Kootenai	2%	10	2
Contra Costa	1%	16	3	Latah	24%	2	2
El Dorado	5%	6	3	Nez Perce	17%	3	1
Glenn	27%	2	2	Valley	25%	3	2
Humboldt	24%	1	5
Lake	24%	2	2	Nevada
Los Angeles	—%	64	1	Washoe	5%	7	3
Marin	2%	11	2
Mendocino	4%	6	1
Napa	7%	6	3
Orange	—%	31	1
Placer	5%	5	4
Sacramento	1%	11	4
San Francisco	—%	17	1
San Joaquin	—%	17	1
San Luis Obispo	1%	14	1
Santa Clara	—%	29	1
Shasta	2%	10	1
Solano	3%	8	2
Sonoma	3%	10	6
Stanislaus	1%	15	1
Sutter	8%	6	1
Tehama	14%	2	2
Trinity	35%	2	1
Tuolumne	12%	4	1
Yolo	2%	7	1
Yuba	23%	3	2

Environmental, Social, and Governance

Rising to a new standard. We take pride in being a proactive partner in building stronger, more resilient, and inclusive economies. This approach is embedded in the fabric of our corporate values and culture and drives us to think very intentionally about the communities we serve. In 2021, the organization deepened our corporate responsibility performance against an emerging set of environmental, social, and governance guidelines, and we continue to align to the Global Reporting Initiative and the Sustainability Accounting Standards Board. We have also expanded the oversight of our Board's Nominating and Governance Committee to include periodic reviews of our ESG policies, practices, and disclosures. To support the Board Committee, an executive leadership management structure was developed, tasked with identifying topical priorities, developing goals, and optimizing resources.

Our annual ESG Report is available on the Impact section of our website, but is not incorporated by reference into this document. The report provides additional detail about our evolving ESG work as it relates to the breadth of our stakeholders. The following is a brief overview:

Empowering Our Communities
We strive to help level the economic playing field. Our approach to community investment focuses on increasing the economic vitality of our communities—particularly in places where systemic challenges hinder access to financial expertise, gainful employment, and building intergenerational wealth.
•Umpqua Bank's Connect Volunteer Network™ continues to be one of the nation's leading volunteer programs, providing all associates with up to 40 hours of paid time-off each year committed to a wide range of community needs. In 2021, we maintained our virtual volunteering program to ensure nonprofit organizations continue to receive our human-powered support and technical assistance despite the health pandemic.
•Through the Umpqua Bank Charitable Foundation, we are committed to proving grant funding to all approximately 90 counties in which we have a physical presence and support our associates by offering a matching program that doubles their gifts. In 2021, we instituted a 200% giving match in support of organizations aligned with Umpqua Bank's Associate Resource Groups.
•We actively invest in economically disadvantaged communities by pooling community development investment funds with other financial institutions and investors, providing capital investment into community resources including Community Development Financial Institutions, Minority Depository Institutions, and affordable housing developers.
•We are committed to supporting local economies through increased investments in small and emerging business including grants, volunteer technical assistance, and investments in micro enterprise programs. In 2021, Umpqua Bank established a $1.0 million managed loan fund with a nonprofit to provide matched loan funding to women and BIPOC micro entrepreneurs.
•Umpqua is one of the few banks in our footprint with the operational capacity to meet the needs of Individual Development Accounts providers and savers, enabling low-income families to save towards a targeted goal and purpose.

Focusing on Customers
We're committed to helping individuals, families, and businesses thrive. At Umpqua, banking enables genuine human connection. We see technology as a vital tool to better serve our customers.
•We have prioritized financial health – for our customers and communities – and continue to find ways to provide access to financial information and solutions that matter.
•To better understand our customers and their needs, we surveyed nearly 1,200 businesses nationwide to gauge their mood, mindset, and plans for growth as the United States emerges from the depth of the pandemic. We launched our 2021 Umpqua Bank Business Barometer Report with insights from these small and middle market business leaders throughout the country.
•Umpqua Go-To® is one example of our commitment to making digital banking both personal, accessible, and convenient. This free app allows customers to connect directly and securely with bankers.
•The cost burden of housing is a challenge throughout our footprint and our home lending team is seasoned in creating access to homeownership for first-time homebuyers through responsible lending practices and education programs; our affordable housing lending team strives to meet the needs of vulnerable community members by increasing housing options at affordable prices.

Operating Sustainably
We focus on smart business operations that benefit both the environment and the company. As a financial institution, Umpqua acknowledges the economic, societal, and ecological impacts of climate change to our business and to our customers. It's our responsibility to advance smart, responsible practices that lessen our impact and contribute to the company's business goals. By taking steps to shrink the size of our operating footprint—minimizing the resources we consume and the waste we create—we can help both our communities and our bottom line.
•Umpqua's steps to align operational processes with our commitment to reduce our impact on the environment is stronger than ever.
•We established our first formal environmental commitment statement in 2021.
•We made our first green bond purchase, a priority established for 2021.
•Through the ESG report, we publicly report our Green House Gas Inventory as well as our total energy and water usage, paper usage and recycling, and business travel impacts.

Valuing Our Workforce
We create an environment where our associates have the chance to grow, connect, and do meaningful work together. Our people are the key to our success. In return, we strive to ensure their work experience allows them to use their skills and passions to make a difference while growing their careers and being recognized and appreciated for their diverse talents, backgrounds, and perspectives.
•We aim to foster a culture of diversity, equity, and inclusion—not just where we work, but also with our customers and in our communities. Key areas of focus include:
•Integrating DEI into daily operations and corporate culture. We are proud to publish our DEI Commitment and Human Rights Commitment statements as an anchor accomplishment in 2021.
•Deepening our external commitments to DEI particularly when engaging minority-owned, women-owned, and emerging small business suppliers and community partners.
•Advancing as an employer of choice for all associates by strengthening our inclusive appeal, retention, and advancement strategies.
•Strengthening our accountability around DEI advancement through effective metrics and measurement processes.
•We support our associates with a portfolio of programs that address their holistic needs, from physical and financial health to community connections and workplace recognition.

Stakeholder Engagement
We solicit input from our stakeholders through a variety of mechanisms.
•Customers may provide feedback to any Umpqua Bank associate, through our customer resource center, using direct access to our Chief Executive Officer through phone located at every Umpqua Bank store, and through outreach from our customer insights team.
•Associates may provide feedback through periodic engagement surveying, executive listening sessions, and all-hands and division calls.
•Communities may reach out anytime or talk directly with footprint-based Community Development Officers. In 2021, we invited 5,000 nonprofit stakeholders across the entire operating footprint to participate in a community needs survey and launched formal community listening sessions in December 2021/January 2022.
•We maintain regular contact with government entities and regulatory bodies.
•Investors may contact our Director of Investor Relations via our Investor Relations webpage (www.umpquabank.com/investor-relations/). In addition, we reach out to our significant investors on a regular basis.

Human Capital

At Umpqua, we are inspired by a shared purpose – to build economic vitality together for the greater good. We bring together the power of the collective talents, skills and expertise of our dedicated associates to realize our purpose, and to deliver on our commitment to our customers and our communities. We believe in helping businesses and families thrive, and equally, in helping our associates thrive.

The ability to attract, retain, develop, and engage a talented and diverse workforce is critical to executing our business strategy. We strive to deliver an employment experience anchored in a healthy and vibrant culture that appreciates and respects all associates. Our culture is anchored in our values: Customer-obsessed, Caring, Inspired to Learn, Results-oriented, Ethical, and Entrepreneurial.

Demographics. As of December 31, 2021, we employed nearly 4,000 employees, the majority of which were full-time associates. Our workforce is comprised of customer-facing associates across our various business lines, including our retail stores, our commercial business units, and our home lending business, as well as professionals in various support functions that enable the business, such as technology, finance, risk, audit, and human resources. Our teams are primarily in five western states.

Our workforce decreased by 8% during 2021, which was driven primarily by natural attrition. We did not have any significant reduction-in-force activities that were pandemic-related, or otherwise. Turnover rate, as calculated in our payroll system, in 2021 was 26.7%.

Employee Health and Well-being. In response to the ongoing COVID-19 pandemic, we continue to prioritize the health and safety of our workforce. Many of our non-customer facing associates continued to work remotely in 2021. Those who worked from Umpqua locations were encouraged to be vaccinated, and required to wear face coverings, as well as adhere to safety practices including daily health attestation.

We have recognized that the COVID-19 pandemic has created changing workplace expectations for employees across all industries and companies. We have embraced a go-forward hybrid work model for many functions and roles, where associates work remotely some days and on-site on others. This model is supported by technology teaming solutions and allows our associates to have the flexibility to work remotely while also enjoying the benefits of in-person collaboration on a regular basis.

The challenges and changes of the last two years have inevitably created hardship and stress for our associates, and we have invested in programs and services to provide our people with enhanced support. These programs include enhanced mental health services, self-care and mindfulness programs, virtual care packages, volunteer programs, an employee assistance fund, and virtual gatherings to foster community and connection.

Compensation. We attract and reward our associates by providing market competitive compensation and benefit practices. Our compensation approach is designed to pay for performance and reward associate contributions. Each position has an established compensation range and associates have the opportunity to earn at the high end of their respective range for top performance. Our salary structure is informed by market data, and recognizing that the compensation environment is dynamic, we review and adjust our pay ranges regularly. This includes an ongoing practice of analyzing pay equity. In addition, many positions have incentive plans to encourage achievement of various corporate, business unit, and individual goals.

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

Talent Development. We believe in the growth of our associates as individuals and as professionals. Our talent development programs provide our associates with the skills and experiences that allow them to thrive, supporting achievement of their personal career goals. We provide a best-in-class online learning catalog that is on-demand for all associates, in addition to role specific training for many roles. Our leadership development programs build key leadership capabilities, and support development of our internal leadership talent pipeline. We have available new manager programs, tuition reimbursement, banking school participation, coaching and mentoring programs. Additionally, we have a robust annual talent review and succession planning program that that is key to our overall talent management practice. This results in targeted development approaches, identification of emerging talent, and a healthy succession talent bench.

Diversity, Equity, and Inclusion. Umpqua Bank is committed to ensuring a culture of inclusion – where differences are respected, appreciated, and embraced. We strive to build teams that reflect the diversity of the clients and communities we serve. We have in place a multi-year comprehensive diversity, equity, and inclusion strategic plan, and continue to execute on key priorities within the plan. In 2021, we amplified our internal training, including extensive training for our executives and other organizational leaders. Additionally, we have continued to expand programs that support an inclusive work environment, such as our Associate Resource Groups, which are open to all associates. We currently have five resource groups: Pride, Women, Military, BIPOC, and People with Disabilities. Our Diversity Council is comprised of individuals from across the organization, who advance our diversity and inclusion initiatives.

An illustration of our commitment at the most senior level is in the diverse make-up of our eleven-member Board—chaired by a woman and including four women and three people of color.

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
Financial holding companies are bank holding companies that satisfy certain criteria and are permitted to engage in activities that traditional bank holding companies are not. The qualifications and permitted activities of financial holdings companies are described below under "Regulation of the Financial Services Industry."
Federal and State Bank Regulation. Umpqua Bank, as a state chartered bank with deposits insured by the FDIC, is primarily subject to the supervision and regulation of the Oregon Department of Consumer and Business Services Division of Financial Regulation, the Washington Department of Financial Institutions, the California Department of Business Oversight, the Idaho Department of Finance Banking Section, the Nevada Division of Financial Institutions, the FDIC and the Consumer Financial Protection Bureau. In addition, we are subject to regulation by the financial institution oversight authorities in the states of Arizona and Colorado. Our primary state regulator regularly examines the Bank or participates in joint examinations with the FDIC; these agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.
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

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. Umpqua Bank's failure to comply with these statutes could result in enforcement actions.

Transactions with Affiliates and Insiders. Banks are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not affiliated with the bank, and must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.
The Federal Reserve Act and related Regulation W limit the amount of certain loan and investment transactions between the Bank and its affiliates, require certain levels of collateral for such loans, and limit the amount of advances to third parties that may be collateralized by the securities of Umpqua or its subsidiaries. Regulation W requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. Umpqua has adopted an Affiliate Transactions Policy and has entered into various affiliate agreements designed to comply with Regulation W.
Privacy. Federal and state laws designed to protect individual privacy limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties, and impose other obligations on personal information collected by us. These rules require disclosure of privacy policies to clients and, in some circumstances, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of opt-out or opt-in authorizations. Pursuant to the GLB Act and certain state laws, companies are required to notify clients of security breaches resulting in unauthorized access to their personal information. In connection with the regulations governing the privacy of consumer financial information, the federal banking agencies have also adopted guidelines for establishing information security standards and programs to protect such information.

States are also increasingly proposing or enacting legislation that relates to data privacy and data protection such as the California Consumer Privacy Act. We expect this trend of state-level activity in these areas to continue and are continually monitoring developments in the states in which our customers are located.

Federal Deposit Insurance. Substantially all deposits with Umpqua Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund. The standard maximum federal deposit insurance amount is $250,000 per qualified account.
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
The Bank currently has an accumulated deficit and is required to seek FDIC and Oregon Division of Financial Regulation approval for quarterly dividends from Umpqua Bank to the Company.
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
The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve. The Basel III final rules, among other things, include the common equity Tier 1 capital to risk-weighted assets ratio, including a capital conservation buffer of 2.5%. The required CET1 ratio is a minimum of 7%. The minimum ratio of Tier 1 capital to risk-weighted assets is 8.5%, and the minimum leverage ratio is 5.0%. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank have made a one-time permanent election to continue to exclude these items in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement actions. An institution's failure to exceed the capital conservation buffer with common equity Tier 1 capital would result in limitations on an institution's ability to make capital distributions and discretionary bonus payments. FDICIA requires federal banking regulators to take "prompt corrective action" with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered "well capitalized" as of December 31, 2021.

In 2019, the OCC, the FRB, and the FDIC issued a final rule intended to simplify aspects of the regulatory capital rules for banking organizations, such as Umpqua, that are not advanced approaches banking organizations. Additionally, in 2020, federal bank regulatory agencies announced an interim final rule that allows banks that have implemented the current expected credit losses standard the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period. For purposes of calculating regulatory capital, the Company has elected to defer recognition of the estimated impact of CECL on regulatory capital for two years in accordance with the interim final rule adopted by federal bank regulatory agencies. Pursuant to the interim final rule, the estimated impact of CECL on regulatory capital will be phased in over a three-year period beginning in 2022.

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
Regulation of the Financial Services Industry. Federal laws and regulations governing banking and financial services underwent significant changes in recent years and we believe will continue to undergo significant changes in the future. From time to time, legislation is introduced in the United States Congress that contains proposals for altering the structure, regulation, and competitive relationships of financial institutions. If enacted into law, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, and other financial institutions. Whether or in what form any such legislation may be adopted or the extent to which our business might be affected thereby cannot be predicted.
The GLB Act defines a form of holding company, known as a financial holding company, that is permitted to acquire subsidiaries that are engaged in banking, securities underwriting and dealing, and insurance underwriting. To qualify as a financial holding company, the bank holding company must be deemed to be well-capitalized and well-managed, as defined by the Federal Reserve. In addition, each subsidiary bank of a bank holding company must also be well-capitalized and well-managed and be rated at least "satisfactory" under the CRA. A bank holding company that does not qualify, or has not chosen, to become a financial holding company must limit its activities to traditional banking activities and those non-banking activities the Federal Reserve has deemed to be permissible because they are closely related to the business of banking.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated interstate branching restrictions that were implemented as part of the Riegle-Neal Act, and removed many restrictions on de novo interstate branching by national and state-chartered banks. The FDIC and the Office of the Comptroller of the Currency have authority to approve applications by insured state non-member banks and national banks, respectively, to establish de novo branches in states other than the bank's home state if the law of the state in which the branch is to be located would permit establishment of the branch, if the bank were a state bank chartered by such State.
Stress Testing and Capital Planning. Initially, Umpqua was subject to annual Dodd-Frank Act capital stress testing requirements of the Federal Reserve and the FDIC. As part of the DFAST process, Umpqua was required to submit the results of the company-run stress tests to the FDIC, and Umpqua disclosed certain results from stress testing exercises.  However, the Economic Growth, Regulatory Relief, and Consumer Protection Act, modified provisions of the Dodd-Frank Act allows Umpqua to internally monitor and stress test its capital consistent with the safety and soundness expectations of its regulators.

CFPB Regulation and Supervision. The CFPB has authority to examine Umpqua for compliance with a broad range of federal consumer financial laws and regulations, including the laws and regulations that relate to credit card, deposit, mortgage and other consumer financial products and services the Bank offers. The CFPB is authorized to issue regulations and take enforcement actions to prevent and remedy acts and practices relating to consumer financial products and services that it deems to be unfair, deceptive or abusive. The agency also has authority to impose new disclosure requirements for any consumer financial product or service. In addition, the CFPB's regulations require lenders to conduct a reasonable and good faith determination at or before consummation of a residential mortgage loan that the borrower will have a reasonable ability to repay the loan.

In December 2021, the CFPB published a report providing data on banks' overdraft and non-sufficient funds fee revenues as well as observations regarding consumer protection issues relating to participation in such programs. The CFPB has indicated that it intends to pursue enforcement actions against banking organizations, and their executives, that oversee overdraft practices that are deemed to be unlawful.
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

The CARES Act. The Coronavirus Aid, Relief and Economic Security Act includes relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as TDR loans as well as a range of incentives to encourage deferment, forbearance, or modification of consumer credit and mortgage contracts. In addition to the CARES Act, bank regulatory agencies issued interagency guidance indicating that a lender could conclude that the modifications under applicable guidance are not a TDR if certain criteria are met. The guidance also provides that loans generally will not be adversely classified if the short-term modification is related to COVID-19 relief programs. The Company has followed the guidance under the CARES Act, interagency guidance and state programs related to these loan modifications.

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

The Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act rebooted the PPP with many of the same parameters as the first program but also included the ability for businesses that previously received a PPP loan to be eligible for a second-draw PPP loan, provided they meet certain criteria. The Act also opened up first-draw PPP loans to additional companies and set aside funds for new and smaller borrowers, low and moderate income borrowers and for community and small lenders. It also allowed additional costs to be eligible for loan forgiveness and PPP borrowers will have to spend no less than 60% of the funds on payroll over a covered period.

The American Rescue Plan Act of 2021 was designed to facilitate the recovery of the economic and health effects of the COVID-19 pandemic. The plan provided direct stimulus financial payments to individuals, extended unemployment benefits, increased financial assistance, and added an additional funding for PPP loans. The PPP ended on May 31, 2021.

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

Risks Related to the Proposed Mergers and the Bank Merger

Merger-related regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the Mergers and the Bank Merger may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve Board, the FDIC, the Oregon Division of Financial Regulation, and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party's regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political, or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally. Recent transactions comparable to the Mergers have encountered abnormally lengthy delays, and the Mergers and the Bank Merger may be subject to similar atypical delays in obtaining its required approvals.

The approvals that are granted may impose terms and conditions, limitations, obligations, or costs, or place restrictions on the conduct of the combined company's business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations, or restrictions and that such conditions, limitations, obligations, or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Mergers or otherwise reducing the anticipated benefits of the Mergers if the Mergers were consummated successfully within the expected time frame. In addition, there can be no assurance that any such conditions, terms, obligations, or restrictions will not result in the delay or abandonment of the Mergers.

Combining Umpqua and Columbia may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.

Umpqua and Columbia have operated and, until the completion of the Mergers and the Bank Merger, will continue to operate independently. The success of the proposed transaction, will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Umpqua and Columbia. To realize the anticipated benefits and cost savings, Columbia and Umpqua must successfully integrate and combine their businesses in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company's ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits and cost savings. If Umpqua experiences difficulties with the integration process, the anticipated benefits may not be realized fully or at all or may take longer to realize than expected. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on Umpqua during this transition period and for an undetermined period after completion of the Mergers and the Bank Merger on the combined company. In addition, the actual cost savings could be less than anticipated.

Termination of the Merger Agreement could negatively impact Umpqua.

If the Merger Agreement is terminated, there may be adverse consequences. For example, Umpqua's businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers. Also, Umpqua has devoted significant internal resources to the pursuit of the Mergers and the expected benefit of those resource allocations would be lost if the Mergers are not completed. Additionally, if the Merger Agreement is terminated, the market price of Umpqua's common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the Merger Agreement is terminated under certain circumstances, Umpqua may be required to pay to Columbia a termination fee of $145.0 million.

Umpqua will be subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect our business and operations.

Uncertainty about the effect of the Mergers on employees, customers, and other persons Umpqua has a business relationship with may have an adverse effect on Umpqua's business, operations, and stock price. These uncertainties may impair Umpqua's ability to attract, retain and motivate key personnel until the Mergers are completed, and could cause customers and others that deal with Umpqua to seek to change existing business relationships. Retention of certain employees by Umpqua may be challenging while the Mergers are pending, as certain employees may experience uncertainty about their future roles. These retention challenges could require Umpqua to incur additional expenses to retain key employees. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Umpqua, Umpqua's business could be harmed. In addition, subject to certain exceptions, Umpqua has agreed to operate its business in the ordinary course prior to closing the Mergers and to refrain from taking certain actions. These restrictions may prevent Umpqua from pursuing attractive business opportunities that may arise prior to the completion of the Mergers. Umpqua may delay or abandon projects and other business decisions could be deferred during the pendency of the Mergers.

Umpqua will incur substantial costs related to the Mergers.

Umpqua has incurred and expects to incur a number of significant non-recurring costs associated with the Mergers. These costs include legal, financial advisory, accounting, consulting, and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial and other printing costs, and other related costs. Some of these costs are payable regardless of whether the Mergers are completed. We may incur additional costs to maintain employee morale and retain key employees during the pendency of the Mergers. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction costs over time.

Litigation related to the proposed Mergers has been filed, which could prevent or delay the completion of the mergers, result in the payment of damages, or otherwise negatively impact our business and operations.

One of the conditions to the closing of the Mergers is that no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the Mergers, the Bank Merger or any of the other transactions contemplated by the Merger Agreement be in effect. Among other remedies, litigation that has been filed seeks damages or to enjoin the transactions contemplated by the Merger Agreement. The outcome of any litigation is uncertain and any such lawsuit could prevent or delay the consummation of the Mergers and could result in substantial costs to Columbia, Umpqua, and the combined company, including any cost associated with the indemnification of directors and officers of each company. We may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the transactions contemplated by the Merger Agreement. Such litigation could have an adverse effect on the financial condition and results of operations of Umpqua and could prevent or delay the completion of the Mergers.

The Merger Agreement limits Umpqua's ability to pursue acquisition proposals.

The merger agreement prohibits Umpqua from soliciting, initiating, knowingly encouraging, or knowingly facilitating certain third‑party acquisition proposals. These provisions, which could result in a $145.0 million termination fee payable under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Umpqua from considering or proposing such an acquisition.

COVID-19 RISK

The COVID-19 pandemic has impacted our business, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has negatively impacted the economy, changed customer behaviors, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and stay at home/sheltering in place requirements in the states and communities we serve. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue. The pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, unemployment levels continue to rise or regional economic conditions worsen. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. In response to the pandemic, we have initiated relief programs designed to support our customers and communities including payment deferral programs, deferral-related and other fee waivers, suspended residential property foreclosure sales, and other expanded assistance for customers. Future governmental actions may require additional types of customer-related responses that could negatively impact our financial results. We could be required to take capital actions in response to the COVID-19 pandemic, including reducing dividends and eliminating stock repurchases. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic; actions taken by governmental authorities and other third parties in response to the pandemic; the effect on our customers, counterparties, employees and third party service providers; and the effect on economies and markets. To the extent that the COVID-19 pandemic continues, it may also have the effect of heightening many of the other risks.
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

As of December 31, 2021, approximately 74% of our loan portfolio consisted of commercial and industrial, real estate construction, commercial real estate loans, and lease financing. Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and other consumer loans, implying higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over $20 million, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could have a material adverse effect on our financial condition and results of operations.

Deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses, which could have a material adverse effect on our business, financial condition and results of operations.
As of December 31, 2021, approximately 76% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate located in the five Western states in our footprint. Our success depends in part on economic conditions in the western United States and adverse changes in markets where our real estate collateral is located could adversely affect our business. Increases in delinquency rates or declines in real estate market values would require increased net charge-offs and increases in the allowance for credit losses on loans and leases, which could have a material adverse effect on our business, financial condition and results of operations and prospects.
The CECL accounting for the ACL may create volatility in our provision for credit losses and could have a material impact on our financial condition or results of operations.
Under the CECL model, we are required to present loans and leases, as well as certain other financial assets, carried at amortized cost at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. The CECL model creates more volatility in the level of our allowance for credit losses on loans and leases. We expect to incur ongoing costs in maintaining the additional CECL models and methodology along with acquiring forecasts used within the models, and that the methodology will result in increased costs. The CECL process involves significant management judgment in determining the overall adequacy of the ACL. Management considers various qualitative factors including changes within the portfolio, changes to Bank policies and processes, as well as external factors, which may result in qualitative overlays to the model results.

MARKET AND INTEREST RATE RISK

Difficult or volatile market conditions or weak economic conditions may adversely affect our business.

Our business and financial performance are vulnerable to weak economic conditions, primarily in the United States and especially in the western United States. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events. A deterioration in economic conditions in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: increased loan delinquencies; problem assets and foreclosures; significant write-downs of asset values; volatile financial markets; lower demand for our products and services; reduced low cost or noninterest bearing deposits; intangible asset impairment; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans. Additional issues surrounding weakening economic conditions and volatile markets that could adversely impact us include:
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

Our investment portfolio consists of mortgage backed securities and collateralized mortgage obligations, the nature of these securities is such that changes in market interest rates impact the value of the assets. In addition, the MSR are measured at fair value and changes in the interest rates may also impact their value. The widening of the credit risk adjusted rate spreads on potential new issuances of junior subordinated debentures above our contractual spreads and reductions in three-month LIBOR rates have contributed to the cumulative positive fair value adjustment in our junior subordinated debentures carried at fair value. Tightening of these credit risk adjusted rate spreads and interest rate volatility may result in recognizing negative fair value adjustments in the future.

It is possible the Company may accelerate redemption of the existing junior subordinated debentures to support regulatory total capital levels. This could result in adjustments to the fair value of these instruments including the acceleration of accumulated losses on junior subordinated debentures carried at fair value.

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

A significant portion of our loans, approximately 39%, and all of the related derivative contracts within the Commercial & Industrial, Commercial Real Estate, and Residential Mortgage portfolios reference LIBOR. We have not yet determined the optimal replacement reference rate(s) that will ultimately replace LIBOR in current contracts maturing after LIBOR cessation. We have introduced SOFR as an option for use in our variable or adjustable rate credit products going forward. We have organized an internal transition program to identify system, operational, and contractual impacts, assess our risks, manage the transition, facilitate communication with our customers, and monitor the program progress. The LIBOR retirement is a significant shift in the industry. A transition away from LIBOR could impact our pricing and interest rate risk models, our loan product structures, our hedging strategies, and communication with our customers.

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

We depend upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae.

Our ability to generate revenues in our home lending group depends on programs administered by government-sponsored entities that play an important role in the residential mortgage industry. During 2021, 56% of mortgage loans were originated for sale to, or through programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. We service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae.  A majority of our mortgage servicing rights and loans serviced through subservicing agreements relate to these servicing activities. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards. Our status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller and servicer is subject to compliance with guidelines and failure to meet such guidelines could result in the unilateral termination of our status as an approved seller or servicer.  Changes in the existing government-sponsored mortgage programs or servicing eligibility standards through legislation or otherwise, or our failure to maintain a relationship with each of Fannie Mae, Freddie Mac and Ginnie Mae, could materially and adversely affect our business, financial position, results of operations and cash flows through negative impact on the pricing of mortgage related assets in the secondary market, higher mortgage rates to borrowers, or lower mortgage origination volumes and margins.

LEGAL, REGULATORY AND COMPLIANCE RISK

We are subject to extensive government regulation and supervision.

Umpqua and its subsidiaries, primarily Umpqua Bank, are subject to extensive federal and state regulation and supervision including by the FDIC, Oregon Division of Financial Regulation, Federal Reserve Board, CFPB, the SEC and FINRA, the primary focus of which is to protect customers, depositors, the deposit insurance fund and the safety and soundness of the banking system as a whole, and not shareholders. The quantity and scope of applicable federal and state regulations may place banks and brokerage firms at a competitive disadvantage compared to less regulated competitors such as financial technology companies, finance companies, credit unions, mortgage banking companies and leasing companies. These laws and regulations apply to almost every aspect of our business, and affect our lending practices and procedures, capital structure, investment activities, deposit gathering activities, our services and products, risk management practices, dividend policy and growth, including through acquisitions.

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

We are required to maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%.  In addition, we must maintain an additional capital conservation buffer of 2.5% of total risk weighted assets or be subject to limitations on dividends and other capital distributions, as well as limiting discretionary bonus payments to executive officers. The capital rules may require us to raise more common capital or other capital that qualifies as Tier 1 capital. Maintaining higher levels of capital may reduce our profitability and otherwise adversely affect our business, financial condition, or results of operations. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements.

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

Cyberattack techniques can be very sophisticated and difficult to prevent and promptly detect, change regularly, and can originate from a wide variety of sources including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Cyber security risk management programs are expensive to maintain and as cyber threats continue to grow and evolve we may be required to expend significant additional resources to continue to modify or enhance protective measures or to investigate and remediate information security vulnerabilities or incidents. Although we have programs in place related to business continuity, disaster recovery and information and cyber security to maintain the confidentiality, integrity, and availability of our systems, business applications and customer information, we may not timely detect disruptions and disruptions may still give rise to interruptions in service to customers and loss or liability to us, including loss of customer data.

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

We rely on third parties to provide services that are integral to our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts. We cannot be sure that we will be able to maintain these relationships on favorable terms. In addition, some of our data processing services are provided by companies associated with our competitors. The loss of these vendor relationships could disrupt the services we provide to our customers and cause us to incur significant expense in connection with replacing these services.

Our non-interest income includes revenues related to overdraft and non-sufficient funds fees and may be subject to increased scrutiny.

Recently, there has been a heightened interest in bank overdraft protection programs and the related fees earned by banks. In response to increased interest and scrutiny, and in anticipation of enhanced supervision and enforcement of overdraft protection practices in the future, certain banking organizations have begun to modify their overdraft protection programs, including discontinuation of charging their customers overdraft transaction fees. Competitive pressures from our peers, as well as any new rules or supervisory guidance or more aggressive examination and enforcement policies in respect of banks' overdraft protection practices, could cause Umpqua to change our practices in ways that may have a negative impact on our revenue and earnings, which could have an adverse effect on our financial condition and results of operations.

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

Climate change and related legislative and regulatory initiatives may materially adversely affect the Company's business and results of operations.

The effects of climate change continue to create concern for the state of the global environment. The impacts of climate change, such as extreme weather conditions, natural disasters and rising sea levels, could impact our operations as well as those of our customers and our third party vendors. Increased regulation related to climate change could have an adverse effect on our business and our customers. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.

The principal properties of Umpqua Holdings Corporation are leased corporate offices located in the Portland, Oregon metro area. The Bank's headquarters, located in Roseburg, Oregon, is owned. At December 31, 2021, the Bank conducted commercial and retail banking activities at 234 locations, including 202 store locations, in Oregon, Washington, California, Idaho and Nevada. Our 234 locations include 96 owned and 138 leased locations. As of December 31, 2021, the Bank also operated 28 facilities for the purpose of administrative and other functions, such as back-office support, of which two are owned and 26 are leased. The Company has reduced and will continue to evaluate its facilities, as the Company continues to adapt to a more remote or hybrid workforce.

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

Six purported holders of Umpqua common stock filed complaints relating to the proposed Mergers in the U.S. District Court for the Southern District of New York: Neely v. Umpqua Holdings Corporation et al., No. 1:21-cv-10171 (filed November 30, 2021) ("Neely"); Wang v. Umpqua Holdings Corporation et al., No. 1:21-cv-10143 (filed November 30, 2021) ("Wang"); Mackie v. Umpqua Holdings Corporation et al., No. 1:21-cv-10237 (filed December 1, 2021) ("Mackie"); Mason v. Umpqua Holdings Corporation et al., No. 1:21-cv-10912 (filed December 20, 2021) ("Mason"); Wilson v. Umpqua Holdings Corporation et al., No. 1:22-cv-00090 (filed January 5, 2022) ("Wilson"); and Jones v. Umpqua Holdings Corporation et al., No. 1:22-cv-00122 (filed January 6, 2022) ("Jones"). Two additional purported holders of Umpqua common stock filed complaints relating to the proposed Mergers in the U.S. District Court for the Eastern District of New York (Green v. Umpqua Holdings Corporation et al., No. 1:21-cv-06729 (filed December 4, 2021) ("Green")), and in the U.S. District Court for the Eastern District of Pennsylvania (Ciccotelli v. Umpqua Holdings Corporation et al., No. 2:21-cv-05610 (filed December 23, 2021 ("Ciccotelli")). The Neely, Wang, Mackie, Mason, Green, Ciccotelli, Wilson and Jones complaints named Umpqua and its directors as defendants. In addition, a purported holder of Columbia common stock filed a complaint relating to the proposed Mergers in the Superior Court for the State of Washington, King County (Delman v. Clint E. Stein et al., No. 21-2-16297-1 SEA (filed December 13, 2021) ("Delman")). The Delman complaint named Columbia and its directors as defendants, and also named Umpqua as a defendant. A purported holder of Umpqua common stock filed a complaint related to the proposed Mergers in the Circuit Court of the State of Oregon for the County of Multnomah (Martin Siegel v. Umpqua Holdings Corporation, No. 22CV03612 (filed January 28, 2022) ("Siegel")). The Siegel complaint names Umpqua as the defendant and seeks to compel inspection of records.

The federal complaints generally alleged that the Joint Proxy Statement/Prospectus filed with the SEC on December 3, 2021, contains material omissions in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 14a-9 promulgated thereunder, and the state complaint alleged state law claims of breach of fiduciary duty, aiding and abetting such breach of fiduciary duty, and fraudulent and negligent misrepresentation. The complaints sought various legal and equitable relief, generally including, among other things, orders (i) enjoining the defendants from proceeding with, consummating or closing the proposed Mergers until the allegedly omitted information was disclosed, (ii) rescinding the Mergers if consummated, or awarding rescissory damages, (iii) directing the Umpqua board of directors to file a corrected Joint Proxy Statement/Prospectus, and (iv) awarding plaintiffs' costs, including attorneys' fees. We believe that the claims asserted in the complaints are without merit and specifically deny that any supplemental disclosure was or is required under applicable law. However, in order to moot certain of the plaintiffs' disclosure claims in the complaints, to avoid nuisance, potential expense and delay, and to provide additional information to shareholders of Umpqua, and without admitting any liability or wrongdoing, Umpqua voluntarily provided additional disclosures. Umpqua and the other named defendants deny that they have violated any laws or breached any duties to Umpqua's shareholders, as applicable.

The Mason complaint was voluntarily dismissed on January 21, 2022; the Ciccotelli, Jones, Mackie, Wang, and Wilson complaints were voluntarily dismissed on January 28, 2022; the Neely complaint was voluntarily dismissed on January 31, 2022; and the Green complaint was dismissed on February 1, 2022. The Delman complaint was dismissed with prejudice on January 28, 2022.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a)Our common stock is traded on The NASDAQ Global Select Market under the symbol "UMPQ." As of December 31, 2021, our common stock was held by 4,131 shareholders of record, a number that does not include beneficial owners who hold shares in "street name," or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2021, a total of 1.4 million shares of unvested restricted equity awards were outstanding.

During 2021, Umpqua's Board approved a cash dividend of $0.21 for each quarter. The Company declares a dividend after earnings for each quarter are released to provide the Board and, when applicable, banking regulators have had the opportunity to review final quarterly financial results and financial projections prior to approval of any dividends. On February 4, 2022, the Company declared a cash dividend in the amount of $0.21 per common share, which will be paid on February 25, 2022.
These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. We expect that the dividend rate will be reassessed on a quarterly basis by the Board in accordance with the dividend policy. The Merger Agreement restricts Umpqua from paying quarterly cash dividends in excess of the current level.
The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above.
We have a dividend reinvestment plan through our transfer agent that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.
(b)Not applicable.

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2021:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares that May be Purchased at Period End under the Plan
10/01/21 - 10/31/21	1,329	$20.45	—	321,797,719
11/01/21 - 11/30/21	461	$19.26	—	321,797,719
12/01/21 - 12/31/21	—	$—	—	321,797,719
Total for quarter	1,790	$20.14	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 1,790 shares to be issued upon vesting of restricted stock awards to pay withholding taxes. During the three months ended December 31, 2021, no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)On July 21, 2021, the Company approved a new share repurchase program, which authorizes the Company to repurchase up to $400 million of common stock over the next twelve months from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. This effectively ended the previous share repurchase plan. As of December 31, 2021, a total of $321.8 million remained available to repurchase shares. Under the repurchase plans, the Company repurchased 4.0 million shares during 2021, 331,000 shares in 2020, and 300,000 shares in 2019. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, our capital plan and bank or bank holding company regulatory approvals. In addition, the Company halted repurchases under the program with the announcement of the proposed merger with Columbia and as required under the Merger Agreement.

Restricted shares cancelled to pay withholding taxes totaled 149,000 and 163,000 shares during the years ended December 31, 2021 and 2020, respectively.
Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in "Part III—Item 12" of this Report.

Stock Performance Graph

The following chart, which is furnished as part of our annual report to shareholders and not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2021, with (i) the Total Return Index for The NASDAQ Stock Market (U.S. Companies) (ii) the Standard and Poor's 500 and (iii) the NASDAQ Bank Index. This comparison assumes $100.00 was invested on December 31, 2016, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2016 to December 31, 2021, was obtained by using the NASDAQ closing prices as of the last trading day of each year.

$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
Index Value
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Umpqua Holdings Corporation
NASDAQ Bank
S&P 500
NASDAQ U.S.

	Period Ending
	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Umpqua Holdings Corporation	$100.00	$110.76	$84.93	$94.89	$80.62	$102.45
NASDAQ U.S.	$100.00	$128.24	$122.32	$167.31	$239.42	$290.63
S&P 500	$100.00	$119.42	$111.03	$144.72	$167.77	$212.89
NASDAQ Bank	$100.00	$103.51	$84.52	$102.99	$92.07	$128.61

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS

See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this report.
The following discussion and analysis of our financial condition and results of operations constitutes management's review of the factors that affected our financial and operating performance for the years ended December 31, 2021 and 2020. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. For a discussion of the year ended December 31, 2019, including a comparison to the year ended December 31, 2020, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, on Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 25, 2021.

EXECUTIVE OVERVIEW

COVID-19 Update

We continue to manage our response to the pandemic by adapting to the recommendations of healthcare officials in order to provide a safe environment for our customers and associates. To limit the impact of COVID-19 on our business operations, we have incorporated remote work programs for associates, where possible, as well as social distancing, enhanced cleaning practices, and face coverings. We also continue to encourage customers to utilize our mobile banking app and online access to address their needs.

While we do not know and cannot quantify all of the specific impacts, the extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, continues to depend on future developments, which are highly uncertain and cannot be predicted, including the continued scope and duration of the pandemic; actions taken by governmental authorities and other third parties in response to the pandemic, including vaccinations; the effect on our customers, counterparties, employees and third party service providers; and the effect on the economy and markets. The risks to our business are more fully described in Part I, item 1A "Risk Factors" of this Annual Report on Form 10-K. We are closely monitoring the impact of COVID-19 on all aspects of our business.

Financial Performance
•Earnings per diluted common share were $1.91 for the year ended December 31, 2021, compared to net loss per diluted common share of $6.92 for the year ended December 31, 2020.  The increase in net income for the year ended December 31, 2021, as compared to the prior year, is due mainly to the goodwill impairment of $1.8 billion taken in 2020. There is no goodwill impairment recorded in the current period. In addition, we recorded a recapture of the provision for credit losses of $42.7 million for the year ended December 31, 2021, as compared to a provision for credit losses of $204.9 million for the year ended December 31, 2020.

•Net interest income was $919.6 million for the year ended December 31, 2021, compared to $882.5 million for the year ended December 31, 2020. The increase in net interest income compared to the prior year was primarily due to a decrease in interest expense as the Bank allowed higher cost deposits to run off and decreased borrowings during the year, with the impact partially offset by loans and leases repricing to lower interest rates.
•Net interest margin, on a tax equivalent basis, was 3.18% for the year ended December 31, 2021, compared to 3.23% for the year ended December 31, 2020.  The decrease in net interest margin compared to the prior year was driven by lower yields on interest-earning assets, as rates continue to remain low based on the interest rate cuts that the Federal Reserve instituted as a response to the COVID-19 pandemic. The decrease was partially offset by a reduction in the cost of interest-bearing liabilities from the Company's management of the cost of our funding sources.

•Non-interest income was $356.3 million for the year ended December 31, 2021, compared to $412.0 million for the year ended December 31, 2020. The decline was due primarily to the decrease in residential mortgage banking revenue, as discussed below, and a decrease in brokerage revenue of $10.5 million, due to the April 2021 sale of Umpqua Investments. The decrease was partially offset by a $17.8 million increase in swap derivative gain (loss) recorded in other income.

•Residential mortgage banking revenue was $186.8 million for the year ended December 31, 2021, compared to $270.8 million for year ended December 31, 2020. The decrease in residential mortgage banking revenue was primarily driven by a decline in for-sale originations and in the gain on sale margin due to normalizing margins, caused by rising rates that resulted in a slow-down in refinancing demand. In addition, in mid-2021, the Company strategically shifted a portion of residential mortgage production to portfolio loans. The decrease was partially offset by a lower loss on fair value of the MSR asset for the year ended December 31, 2021, as compared to the prior year.

•For-sale mortgage closed loan volume decreased by 29% in 2021, as compared to 2020. In addition, the gain on sale margin decreased to 3.32%, for the year ended December 31, 2021, as compared to 4.62% for the year ended December 31, 2020.

•Non-interest expense was $760.5 million for the year ended December 31, 2021, compared to $2.5 billion for the year ended December 31, 2020. The decrease in non-interest expense compared to the prior year was driven by the $1.8 billion goodwill impairment that was recorded in the first quarter of 2020. In addition, the Bank had a decrease in occupancy and equipment expense, offset by an increase in merger related expenses due to the pending merger with Columbia. The efficiency ratio for the year ended December 31, 2021 is 60%, as compared to 196% for the year ended December 31, 2020, with the decrease due to goodwill impairment taken in 2020.

•Total gross loans and leases were $22.6 billion as of December 31, 2021, an increase of $773.8 million, or 4%, compared to December 31, 2020.  The increase in total loans is primarily due to an increase in commercial real estate balances of $1.1 billion, mostly within multifamily lending, and an increase in residential real estate balances of $706.5 million. The increase was offset by a decrease of $957.0 million in commercial balances, due to the decrease in PPP loans of $1.4 billion during the period, as the majority of these loans were forgiven by the SBA, as expected.

•Total deposits were $26.6 billion as of December 31, 2021, an increase of $2.0 billion, or 8%, from December 31, 2020. This increase was due to growth in demand, money market, and savings deposits of $2.1 billion, $437.8 million, and $463.0 million, respectively. The increases are mainly attributable to customer saving habits in the current economic environment, resulting in higher average balances per deposit account. The increase in total deposits also includes a decline in higher cost time deposits of $1.0 billion.

•Total consolidated assets were $30.6 billion as of December 31, 2021, compared to $29.2 billion at December 31, 2020. The increase was mainly due to an increase in available for sale securities and loans during the period.

Credit Quality
•Non-performing assets decreased to $53.1 million, or 0.17% of total assets, as of December 31, 2021, compared to $69.2 million, or 0.24% of total assets, as of December 31, 2020.  Non-performing loans were $51.2 million, or 0.23% of total loans and leases, as of December 31, 2021, compared to $67.4 million, or 0.31% of total loans and leases, as of December 31, 2020.

•The allowance for credit losses on loans and leases was $248.4 million, as of December 31, 2021, a decrease of $80.0 million, as compared to December 31, 2020. The reserve for unfunded commitments was $12.8 million, as of December 31, 2021, a decrease of $7.5 million, as compared to December 31, 2020. The decrease in the allowance for credit losses is due to the improvement in economic forecasts used in the credit models.

•The Company had a recapture of the provision for credit losses of $42.7 million for the year ended December 31, 2021. The recapture of the provision for credit losses in the current period was due to stabilization of credit quality metrics and improved economic forecasts used in credit models as of December 31, 2021. As an annualized percentage of average outstanding loans and leases, the provision for credit losses for the year ended December 31, 2021 was (0.19)%, as compared to 0.92% for the prior year.

Liquidity

•Total cash and cash equivalents was $2.8 billion as of December 31, 2021, an increase of $188.4 million from December 31, 2020. The increase in cash and cash equivalents is consistent with the growth in deposit balances, which will provide flexibility to fund continued growth in the lending and investment portfolios.

Capital and Growth Initiatives
•In October 2021, Umpqua and Columbia announced their Merger Agreement under which the two companies will combine in an all-stock transaction, which is expected to close in mid-2022.

•Umpqua's Next Gen 2.0 is a continuation of our initiative to modernize the Bank. Like its predecessor, the Next Gen 2.0 program includes initiatives to grow revenue, invest in strategic areas for future growth—including technology and digital enhancements—and advance operational excellence goals to reduce operating costs and invest the savings in strategic growth opportunities. We continue to focus on the successful acquisition of customers and talent, as well as the implementation of new technology to gain efficiencies and advance the customer experience. The consolidation of stores and back-office facilities, as well as other related cost-savings initiatives, resulted in expense reduction. We consolidated 99 stores under Next Gen and Next Gen 2.0, which represents the rationalization of one-third of our footprint over the past four years. Since we launched our original Next Gen plans in late 2017, our deposit balances are up $6.7 billion or 34%; and the number of demand deposit accounts has grown by 4.1% between September 30, 2017 and December 31, 2021.

•The Company's total risk based capital was 14.3% and its Tier 1 common to risk weighted assets ratio was 11.6% as of December 31, 2021. As of December 31, 2020, the Company's total risk based ratio was 15.6% and its Tier 1 common to risk weighted assets ratio was 12.3%.

•The Company repurchased 4.0 million shares for a total of $78.2 million during the year ended December 31, 2021, under the new share repurchase program, which authorizes the Company to repurchase up to $400 million of common stock through July 2022, from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. The Company does not anticipate any additional share repurchases under our existing repurchase program given our pending combination with Columbia.

•The Company declared cash dividends of $0.84 per common share during the year ended December 31, 2021.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The estimate that is particularly susceptible to significant change is the determination of the ACL.

The consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry, in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following estimate is both important to the portrayal of the Company's financial condition and results of operations and requires difficult, subjective or complex judgments and, therefore, management considers the following to be a critical accounting estimate.

Allowance for Credit Losses

The Bank has established an Allowance for Credit Losses Committee, which is responsible for, among other things, regularly reviewing the ACL methodology, including allowance levels, and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The Company's Audit and Compliance Committee provides board oversight of the ACL process and reviews the ACL methodology on a quarterly basis.

CECL is not prescriptive in the methodology used to determine the expected credit loss estimate. Therefore, management has flexibility in selecting the methodology. However, the expected credit losses must be estimated over a financial asset's contractual term, adjusted for prepayments, utilizing quantitative and qualitative factors.

The Company utilizes complex models to obtain reasonable and supportable forecasts of future economic conditions dependent upon specific macroeconomic variables related to each of the Company's loan and lease portfolios. Loans and leases deemed to be collateral dependent, or loans deemed to be reasonably expected to become troubled debt restructured or are troubled debt restructured, are individually evaluated for loss based on the value of the underlying collateral or a discounted cash flow analysis.

The adequacy of the ACL is monitored on a regular basis and is based on management's evaluation of numerous factors, including: the CECL model outputs; quality of the current loan portfolio; the trend in the loan portfolio's risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information. As of December 31, 2021, the Bank used Moody's Analytics November consensus scenario to estimate the ACL. To assess the sensitivity in the ACL results and to inform qualitative adjustments, the Bank used a second scenario, Moody's Analytics November S2 scenario, that differs in terms of severity within the variables, both favorable and unfavorable. For additional information related to the Company's ACL, see Note 5 in the Notes to Consolidated Financial Statements in Item 8 of this report.

Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Management believes that the ACL was adequate as of December 31, 2021.

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

The Core Banking segment had net income of $372.0 million for the year ended December 31, 2021, compared to a net loss of $1.6 billion for the year ended December 31, 2020. Net income for the Core Banking segment increased for the year ended December 31, 2021, as compared to the same period in the prior year, due to the impact of goodwill impairment in 2020 of $1.8 billion and a provision for credit losses of $204.9 million in 2020. In 2021, the Core Banking segment had a recapture of the provision for credit losses of $42.7 million, as economic forecasts improved.

The Mortgage Banking segment had net income of $48.3 million for the year ended December 31, 2021, compared to net income of $94.9 million for the year ended December 31, 2020. The decrease in net income for the Mortgage Banking segment was primarily due to a decrease in for-sale origination revenue from $308.2 million in 2020 to $157.8 million in the current period, due to a decline in the gain on sale margin from 4.62% in the prior year to 3.32% in the current period, as well as a decrease in the volume of loans sold for 2021. The closed loan volume declined as a result of rate changes which rose during the year, resulting in a slowing of loan refinance activity and the decision to place a higher percentage of production into the loan portfolio in order to support interest earning asset growth.

The following table presents the returns on average assets, average common shareholders' equity and average tangible common shareholders' equity for the years ended December 31, 2021, 2020, and 2019. For each of the periods presented, the table includes the calculated ratios based on reported net income (loss). Our return on average common shareholders' equity prior to 2021 was negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our historical performance with other financial institutions that did not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net income (loss) by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity
For the Years Ended December 31, 2021, 2020, and 2019

(dollars in thousands)	2021	2020	2019
Return on average assets	1.39%	(5.22)%	1.27%
Return on average common shareholders' equity	15.56%	(51.08)%	8.42%
Return on average tangible common shareholders' equity	15.63%	(60.34)%	14.77%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$2,700,711	$2,982,458	$4,206,380
Less: average goodwill and other intangible assets, net	(12,057)	(457,550)	(1,808,879)
Average tangible common shareholders' equity	$2,688,654	$2,524,908	$2,397,501

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
The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of December 31, 2021, and 2020:

(dollars in thousands)	December 31, 2021	December 31, 2020
Total shareholders' equity	$2,749,270	$2,704,577
Subtract:
Goodwill	—	2,715
Other intangible assets, net	8,840	13,360
Tangible common shareholders' equity	$2,740,430	$2,688,502
Total assets	$30,640,936	$29,235,175
Subtract:
Goodwill	—	2,715
Other intangible assets, net	8,840	13,360
Tangible assets	$30,632,096	$29,219,100
Tangible common equity ratio	8.95%	9.20%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income for 2021 increased by $37.1 million or 4% compared to the same period in 2020. The increase in net interest income in 2021 compared to 2020 was mainly due to the lower cost of interest-bearing liabilities due to lower volume of retail and brokered time deposits as the Bank has allowed these higher-cost deposits to run off as well as a decrease in borrowings during the year. The Bank has reduced deposit exception pricing on money market and time deposits to reduce the cost of these deposits.
The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.18% for 2021, a decrease of 5 basis points compared to 2020.  The decrease in the net interest margin primarily resulted from a decrease in the average yields on interest-earning assets, partially offset by the decline in the cost of interest-bearing liabilities.
The yield on loans and leases for 2021 decreased by 23 basis points as compared to 2020, primarily attributable to loans and leases repricing at lower interest rates as compared to prior periods. The cost of interest-bearing liabilities decreased 49 basis points, for 2021, as compared to 2020, due to the decrease in interest rates and corresponding deposit pricing strategy, as well as a decrease in average borrowings. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The Company continues to be "asset-sensitive." The decrease in yields on earning assets has continued to impact net interest margin, even as liabilities reprice downward.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for years ended December 31, 2021, 2020, and 2019:

	2021			2020			2019
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$500,070	$15,149	3.03%	$588,058	$20,509	3.49%	$299,560	$14,477	4.83%
Loans and leases (1)	21,925,108	875,366	3.99%	22,082,359	930,930	4.22%	20,889,769	1,036,600	4.96%
Taxable securities	3,321,142	61,717	1.86%	2,796,581	50,354	1.80%	2,701,821	58,419	2.16%
Non-taxable securities (2)	248,256	7,458	3.00%	240,054	7,500	3.12%	264,017	8,971	3.40%
Temporary investments and interest-bearing deposits	2,936,273	3,864	0.13%	1,637,440	4,739	0.29%	688,258	14,180	2.06%
Total interest earning assets (1), (2)	28,930,849	963,554	3.33%	27,344,492	1,014,032	3.71%	24,843,425	1,132,647	4.56%
Other assets	1,336,523			1,867,241			3,128,419
Total assets	$30,267,372			$29,211,733			$27,971,844
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$3,462,035	$1,865	0.05%	$2,754,417	$5,712	0.21%	$2,365,845	$12,040	0.51%
Money market deposits	7,624,707	5,964	0.08%	7,193,470	19,811	0.28%	6,740,502	56,633	0.84%
Savings deposits	2,200,608	729	0.03%	1,697,353	801	0.05%	1,467,263	1,746	0.12%
Time deposits	2,217,464	18,593	0.84%	3,882,684	73,876	1.90%	4,483,818	97,522	2.17%
Total interest-bearing deposits	15,504,814	27,151	0.18%	15,527,924	100,200	0.65%	15,057,428	167,941	1.12%
Repurchase agreements and federal funds purchased	454,994	280	0.06%	370,091	766	0.21%	319,723	2,092	0.65%
Borrowings	195,985	2,838	1.45%	1,014,240	13,921	1.37%	896,681	17,564	1.96%
Junior subordinated debentures	369,259	12,127	3.28%	325,633	15,221	4.67%	373,253	22,845	6.12%
Total interest-bearing liabilities	16,525,052	42,396	0.26%	17,237,888	130,108	0.75%	16,647,085	210,442	1.26%
Non-interest-bearing deposits	10,669,531			8,576,436			6,746,607
Other liabilities	372,078			414,951			371,772
Total liabilities	27,566,661			26,229,275			23,765,464
Common equity	2,700,711			2,982,458			4,206,380
Total liabilities and shareholders' equity	$30,267,372			$29,211,733			$27,971,844
NET INTEREST INCOME (2)		$921,158			$883,924			$922,205
NET INTEREST SPREAD			3.07%			2.96%			3.30%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.18%			3.23%			3.71%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.5 million, $1.4 million, and $1.6 million for the years ended 2021, 2020, and 2019, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2021 compared to 2020. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	2021 compared to 2020			2020 compared to 2019
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans held for sale	$(2,854)	$(2,506)	$(5,360)	$10,932	$(4,900)	$6,032
Loans and leases	(6,587)	(48,977)	(55,564)	56,730	(162,400)	(105,670)
Taxable securities	9,683	1,680	11,363	1,988	(10,053)	(8,065)
Non-taxable securities (1)	251	(293)	(42)	(779)	(692)	(1,471)
Temporary investments and interest bearing deposits	2,544	(3,419)	(875)	9,197	(18,638)	(9,441)
Total interest-earning assets(1)	3,037	(53,515)	(50,478)	78,068	(196,683)	(118,615)
Interest-bearing liabilities:
Interest bearing demand	1,188	(5,035)	(3,847)	1,723	(8,051)	(6,328)
Money market	1,122	(14,969)	(13,847)	3,573	(40,395)	(36,822)
Savings	202	(274)	(72)	239	(1,184)	(945)
Time deposits	(23,993)	(31,290)	(55,283)	(12,228)	(11,418)	(23,646)
Repurchase agreements and federal funds	146	(632)	(486)	30	(1,356)	(1,326)
Borrowings	(11,810)	727	(11,083)	2,093	(5,736)	(3,643)
Junior subordinated debentures	1,851	(4,945)	(3,094)	(2,673)	(4,951)	(7,624)
Total interest-bearing liabilities	(31,294)	(56,418)	(87,712)	(7,243)	(73,091)	(80,334)
Net increase (decrease) in net interest income (1)	$34,331	$2,903	$37,234	$85,311	$(123,592)	$(38,281)
(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

PROVISION FOR CREDIT LOSSES

The Company had a $42.7 million recapture of provision for credit losses for 2021, as compared to a $204.9 million provision for credit losses for 2020. The change in the provision for credit losses for 2021 as compared to the prior year, is primarily attributable to the stabilizing of credit quality metrics and the improvement in economic forecasts used in credit models as well as loan mix changes, which allowed for a recapture of previous provision for credit losses. The Company adopted CECL as of January 1, 2020, CECL requires a current expected credit loss for the life of loans, which may result in volatility in the provision for credit losses. As an annualized percentage of average outstanding loans and leases, the recapture of provision for credit losses recorded for 2021 was (0.19)%. As an annualized percentage of average outstanding loans and leases, the provision for credit losses for 2020 was 0.92%.

Net-charge offs were $44.9 million for 2021, or 0.20% of average loans and leases, compared to net charge-offs of $71.1 million, or 0.32% of average loans and leases, for 2020. The majority of net charge-offs relate to leases and equipment finance loans, included within the commercial loan portfolio.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. The non-accrual leases and equipment finance agreements of $8.9 million as of December 31, 2021 have a related allowance for credit losses of $7.0 million, with the remaining loans written-down to their estimated fair value, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

NON-INTEREST INCOME

The following table presents the key components of non-interest income for years ended December 31, 2021 and 2020:

	2021 compared to 2020
(dollars in thousands)	2021	2020	Change Amount	Change Percent
Service charges on deposits	$42,086	$40,838	$1,248	3%
Card-based fees	36,114	28,190	7,924	28%
Brokerage revenue	5,112	15,599	(10,487)	(67)%
Residential mortgage banking revenue, net	186,811	270,822	(84,011)	(31)%
Gain (loss) on sale of debt securities, net	8	190	(182)	(96)%
(Loss) gain on equity securities, net	(1,511)	769	(2,280)	(296)%
Gain on loan and lease sales, net	15,715	6,707	9,008	134%
BOLI income	8,302	8,399	(97)	(1)%
Other income	63,681	40,495	23,186	57%
Total non-interest income	$356,318	$412,009	$(55,691)	(14)%

During the current year, the Company added the card-based fees line item, which we previously included in the service charges on deposits and other income line items. Prior periods have been reclassified to conform to the current presentation. Card-based fees are comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned when our customers' debit and credit cards are processed through card payment networks. The increase in the year ended December 31, 2021, as compared to prior year, is attributable to increased customer spending with debit and credit cards, given strengthening economic activity combined with an increase in contactless payment options and customer activity. Included in service charges on deposits are non-sufficient funds and overdraft fees, which were $15.1 million and $15.7 million for the years ended December 31, 2021 and 2020, respectively.

Brokerage revenue decreased for the year ended December 31, 2021 as compared to prior periods, due to the sale of Umpqua Investments, Inc. in April 2021.

Residential mortgage banking revenue, which is the primary source of income for the Mortgage Banking segment, decreased for the year ended December 31, 2021. The decrease is due to lower refinance demand as well as a decline in gain on sale margin, due to normalizing margins, caused by rising rates. Revenue related to origination and sale of residential mortgages decreased by $150.4 million, as compared to the prior period. This is offset by lower loss on fair value of the MSR asset as the loss on fair value of $7.8 million for the year ended December 31, 2021, compares to a loss on fair value of $73.1 million for the same period in 2020.

For-sale mortgage closed loan volume decreased 29% as compared to the prior period. Gain on sale margin decreased to 3.32% in 2021, compared to 4.62% in 2020 due to decreases in refinance demand. Direct expense related to the origination of for-sale mortgage loans as a percentage of loan production was 2.00% for the year ended December 31, 2021, compared to 1.90% for the year ended December 31, 2020.

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

The following table presents our residential mortgage banking revenues for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Origination and sale	$157,789	$308,219
Servicing	36,836	35,706
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	(18,903)	(19,680)
Changes in valuation inputs or assumptions (1)	11,089	(53,423)
Balance, end of period	$186,811	$270,822

LHFS Production Statistics:
Closed loan volume for-sale	$4,747,104	$6,666,500
Gain on sale margin	3.32%	4.62%
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

The gain on loan and lease sales in 2021 increased compared to 2020 due to an increase in SBA loan sales, driven by higher government guarantees and incentives for borrowers.

Other income in 2021 compared to 2020 increased primarily due to an increase in swap derivative gain (loss) of $17.8 million.

NON-INTEREST EXPENSE

The following table presents the key elements of non-interest expense for the years ended December 31, 2021 and 2020:

	2021 compared to 2020
(dollars in thousands)	2021	2020	Change Amount	Change Percent
Salaries and employee benefits	$480,820	$479,247	$1,573	—%
Occupancy and equipment, net	137,546	151,650	(14,104)	(9)%
Communications	11,564	11,843	(279)	(2)%
Marketing	7,381	8,313	(932)	(11)%
Services	48,800	46,640	2,160	5%
FDIC assessments	9,238	12,516	(3,278)	(26)%
Intangible amortization	4,520	4,986	(466)	(9)%
Merger related expenses	15,183	—	15,183	nm
Other expenses	45,404	45,956	(552)	(1)%
Non-interest expense before goodwill impairment	760,456	761,151	(695)	—%
Goodwill impairment	—	1,784,936	(1,784,936)	nm
Total non-interest expense	$760,456	$2,546,087	$(1,785,631)	(70)%
nm = not meaningful

Goodwill impairment of $1.8 billion was recorded as of March 31, 2020, following an interim impairment analysis triggered by the decline in interest rates and economic impacts of COVID-19, as well as declines in the Company's stock price. There is no impairment recorded in the current period.
Occupancy and equipment decreased primarily due to a decrease in rent-related expenses with the consolidation of store and back office locations as well as decreased software and software amortization expense, mainly due to one-time software impairment charges in 2020 associated with technology contract exits not repeated in the period.
Merger related expenses are directly related to the pending merger with Columbia, which is expected to close in mid-2022.
Other non-interest expense was consistent with the prior year despite an increase in exit and disposal costs, as the Company closed store locations and exited back-office leases as part of the Next Gen 2.0 strategy. Exit and disposal costs were $12.8 million and $2.6 million for the years 2021 and 2020, respectively. The increase was offset by a decrease of $3.5 million in charitable donations, a decrease of $2.2 million in debit card fraud losses, and a decrease of $1.8 million in losses on disposal of fixed assets, as well as other miscellaneous fluctuations in other expenses.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for 2021 was 24.7%, compared to an effective rate of pre-tax net loss of (4.6)% for 2020. The 2020 effective tax rate became negative primarily due to impairment of non-deductible goodwill. The 2021 effective tax rate differed from the federal statutory rate of 21% principally because of state taxes, income on tax-exempt investment securities, reversals of unrecognized tax benefits, nondeductible merger expenses, non-taxable income arising from bank-owned life insurance, tax credits arising from low-income housing investments, and state audit refunds.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents were $2.8 billion at December 31, 2021, compared to $2.6 billion at December 31, 2020. The increase of interest bearing cash and temporary investments reflects strong deposit growth of $2.0 billion and the decrease in loans held for sale of $413.1 million that outpaced investment growth of $937.8 million and portfolio loan growth of $773.8 million. In addition, the Company paid down borrowings by $765.0 million during the year. An elevated on-balance sheet liquidity position enhances the Company's liquidity flexibility.

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
Equity and other securities consist primarily of investments in fixed income mutual funds to support our CRA initiatives and securities invested in rabbi trusts for the benefit of certain current or former executives and employees as required by the underlying agreements. Equity and other securities were $81.2 million at December 31, 2021, compared to $83.1 million at December 31, 2020. This decrease is primarily due to losses on equity securities of $1.5 million during the year due to changes in fair value.

Investment debt securities available for sale were $3.9 billion as of December 31, 2021, compared to $2.9 billion at December 31, 2020.  The increase is due to purchases of $1.8 billion of investment securities, offset by sales and paydowns of $761.2 million and a decrease in the fair value of investment securities available for sale of $125.0 million.

The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2021:

	Amortized Cost	Fair Value	Average Yield (1)
U.S. treasury and agencies
One year or less	$—	$—	—%
One to five years	316,029	321,482	1.55%
Five to ten years	558,259	574,309	1.96%
Over ten years	20,681	22,262	2.60%
Total U.S. treasury and agencies	894,969	918,053	1.83%
Obligations of states and political subdivisions
One year or less	23,166	23,507	3.26%
One to five years	137,668	145,980	3.32%
Five to ten years	138,542	140,044	2.36%
Over ten years	20,962	21,253	2.60%
Total obligations of states and political subdivisions	320,338	330,784	2.86%
Other Securities
Residential mortgage-backed securities and collateralized mortgage obligations	2,651,792	2,625,112	1.68%
Total debt securities	$3,867,099	$3,873,949	1.82%
(1) Weighted average yields are stated on a federal tax-equivalent basis of 21%. Weighted average yields for available for sale investments have been calculated on an amortized cost basis.

The mortgage-related securities in the table above include both pooled mortgage-backed issues and high-quality collateralized mortgage obligation structures, with an average duration of 4.8 years. These mortgage-related securities provide yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile due to refinancing of the underlying mortgage loans.

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

Gross unrealized losses in the available for sale investment portfolio was $52.0 million at December 31, 2021. This consisted primarily of unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations of $46.5 million.  The unrealized losses were primarily attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no allowance for credit losses was considered necessary on our debt securities as of December 31, 2021.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $10.9 million and $41.7 million at December 31, 2021 and 2020, respectively, the majority of which represents the Bank's investment in the Federal Home Loan Bank of Des Moines. The decrease is attributable to redemptions of FHLB stock during the period due to decreased FHLB borrowing activity during the period. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. At December 31, 2021, the Bank's minimum required investment in FHLB stock was $10.7 million.

LOANS AND LEASES

Total loans and leases outstanding at December 31, 2021 increased $773.8 million compared to December 31, 2020. This increase was principally attributable to net new loan and lease originations of $735.4 million, with the majority of the increase in multifamily and residential mortgage loans, as well as a transfer of $315.9 million from loans held for sale to loans held for investment. The increase was partially offset by PPP loan forgiveness and payoffs, as well as loans sold of $231.0 million and charge-offs of $59.3 million. The loan to deposit ratio as of December 31, 2021 is 85%, as compared to 88% for the year ended December 31, 2020, which is an indication that deposit growth is outpacing loan growth.

The following table presents the concentration distribution of our loan and lease portfolio by major type as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,786,887	17%	$3,505,802	16%
Owner occupied term, net	2,332,422	10%	2,333,945	11%
Multifamily, net	4,051,202	18%	3,349,196	15%
Construction & development, net	890,338	4%	828,478	4%
Residential development, net	206,990	1%	192,761	1%
Commercial
Term, net	3,008,473	13%	4,024,467	18%
Lines of credit & other, net	910,733	4%	862,760	4%
Leases & equipment finance, net	1,467,676	7%	1,456,630	7%
Residential
Mortgage, net	4,517,266	20%	3,871,906	18%
Home equity loans & lines, net	1,197,170	5%	1,136,064	5%
Consumer & other, net	184,023	1%	217,358	1%
Total, net of deferred fees and costs	$22,553,180	100%	$21,779,367	100%

The following table presents the maturity distribution of our loan portfolios and the rate sensitivity of these loans to changes in interest rates as of December 31, 2021:

	By Maturity					Loans Over One Year by Rate Sensitivity
(in thousands)	One Year or Less	One Through Five Years	Five Through 15 Years	Over 15 Years	Total	Fixed Rate	Floating/Adjustable Rate
Commercial real estate	$949,276	$2,209,198	$4,794,003	$3,315,362	$11,267,839	$1,347,300	$8,971,263
Commercial	$1,765,117	$2,777,152	$751,572	$93,041	$5,386,882	$2,359,074	$1,262,691
Residential	$5,591	$13,079	$643,176	$5,052,590	$5,714,436	$2,736,739	$2,972,106
Consumer & other	$10,194	$154,208	$18,891	$730	$184,023	$49,029	$124,800

In April 2020, the Bank began originating loans to qualified small businesses under the PPP administered by the SBA. The remaining unamortized balance of the PPP-related net loan processing fees will be recognized as a yield adjustment over the remaining term of these loans, although the forgiveness of these loans by the SBA accelerates the recognition of these fees.

(dollars in thousands)	December 31, 2021	December 31, 2020
PPP principal balance	$392,038	$1,777,145
PPP deferred fees	(11,598)	(26,934)
Net PPP Balance	$380,440	$1,750,211

PPP loan count	4,101	14,788

ASSET QUALITY AND NON-PERFORMING ASSETS

The following table summarizes our non-performing assets and restructured loans, as of December 31, 2021 and 2020:

(dollars in thousands)	December 31, 2021	December 31, 2020
Loans and leases on non-accrual status	$18,865	$31,076
Loans and leases past due 90 days or more and accruing	32,336	36,361
Total non-performing loans and leases	51,201	67,437
Other real estate owned	1,868	1,810
Total non-performing assets	$53,069	$69,247
Restructured loans (1)	$6,694	$14,991
Allowance for credit losses on loans and leases	$248,412	$328,401
Reserve for unfunded commitments	12,767	20,286
Allowance for credit losses	$261,179	$348,687
Asset quality ratios:
Non-performing assets to total assets	0.17%	0.24%
Non-performing loans and leases to total loans and leases	0.23%	0.31%
Allowance for credit losses on loan and lease losses to total loans and leases	1.10%	1.51%
Allowance for credit losses to total loans and leases	1.16%	1.60%
Allowance for credit losses to total non-performing loans and leases	510%	517%
(1)Represents accruing TDR loans performing according to their restructured terms.

At December 31, 2021 and 2020, loans of $6.7 million and $15.0 million, respectively, were classified as accruing restructured loans.  The restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms.

A decline in the economic conditions due to the COVID-19 pandemic as well as in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured or transferred to other real estate owned in the future.

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

A summary of outstanding loan balances with active payment deferral or forbearance as of December 31, 2021 are shown in the table below, disaggregated by major types of loans and leases:

	Loans with Deferrals or Forbearances
(dollars in thousands)	Number of Loans	Loan Balance Outstanding
Commercial real estate	13	$72,823
Commercial	2	586
Residential	91	45,447
Consumer & other, net	7	101
Total	113	$118,957
Excluded from the mortgage loans with payment deferrals or forbearance in the above table are $89.8 million of repurchased GNMA loans on deferral, as the credit risk of these loans are guaranteed by government programs such as the Federal Housing Agency, Veterans Affairs, and USDA Rural Development.

The Bank continues to monitor COVID-19 deferrals and if a customer continues to experience financial difficulty after the initial deferral and further concessions are granted, the loan will be reviewed to determine if a TDR designation is appropriate.

ALLOWANCE FOR CREDIT LOSSES

The ACL totaled $261.2 million at December 31, 2021, a decrease of $87.5 million from the $348.7 million at December 31, 2020. The following table shows the activity in the ACL for the years ended December 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Allowance for credit losses on loans and leases
Balance, beginning of period	$328,401	$157,629
Impact of CECL adoption	—	49,999
Adjusted balance, beginning of period	328,401	207,628
(Recapture) provision for credit losses on loans and leases	(35,132)	191,875
Loans charged-off:
Commercial real estate, net	(1,144)	(1,413)
Commercial, net	(54,425)	(76,488)
Residential, net	(70)	(521)
Consumer & other, net	(3,658)	(6,074)
Total loans charged-off	(59,297)	(84,496)
Recoveries:
Commercial real estate, net	645	1,013
Commercial, net	10,703	8,045
Residential, net	924	1,862
Consumer & other, net	2,168	2,474
Total recoveries	14,440	13,394
Net charge-offs:
Commercial real estate, net	(499)	(400)
Commercial, net	(43,722)	(68,443)
Residential, net	854	1,341
Consumer & other, net	(1,490)	(3,600)
Total net charge-offs	(44,857)	(71,102)
Balance, end of period	$248,412	$328,401
Reserve for unfunded commitments
Balance, beginning of period	$20,286	$5,106
Impact of CECL adoption	—	3,238
Adjusted balance, beginning of period	20,286	8,344
(Recapture) provision for credit losses on unfunded commitments	(7,519)	11,942
Balance, end of period	12,767	20,286
Total allowance for credit losses	$261,179	$348,687
As a percentage of average loans and leases (annualized):
Net charge-offs	0.20%	0.32%
Commercial real estate	—%	—%
Commercial	0.73%	1.12%
Residential	(0.02)%	(0.03)%
Consumer & other	0.82%	1.13%
(Recapture) provision for credit losses	(0.19)%	0.92%
Recoveries as a percentage of charge-offs	24.35%	15.85%
With the adoption of CECL as of January 1, 2020, we recorded a one-time cumulative-effect pre-tax adjustment in the amount of $53.2 million. The allowance for credit losses on loans and leases increased by $50.0 million and the allowance for unfunded commitments increased by $3.2 million, resulting in a January 1, 2020, or day 1, balance of the Allowance for Credit Losses of $216.0 million.

The (recapture) provision for credit losses includes the (recapture) provision for credit losses on loans and leases, the (recapture) provision for unfunded commitments, and the (recapture) provision for credit losses related to accrued interest on loans. The recapture for credit losses in the current year is due to the stabilization of credit quality metrics and economic forecasts used in credit models, as well as loan mix changes.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans and leases in each category to total loans and leases, net of deferred fees, as of December 31 for each of the last two years:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate, net	$99,075	50%	$141,710	47%
Commercial, net	117,573	24%	150,864	29%
Residential, net	29,068	25%	27,964	23%
Consumer & other, net	2,696	1%	7,863	1%
Allowance for credit losses on loans and leases	$248,412		$328,401

The following table shows the change in the allowance for credit losses from December 31, 2020 to December 31, 2021:

	December 31, 2020	2021 net (charge-offs) recoveries	Reserve (reduction) build	December 31, 2021	% of Loans and Leases Outstanding
Commercial real estate	$157,070	$(499)	$(49,035)	$107,536	0.95%
Commercial	153,054	(43,722)	10,269	119,601	2.22%
Residential	29,625	854	546	31,025	0.54%
Consumer	8,938	(1,490)	(4,431)	3,017	1.64%
Total allowance for credit losses	$348,687	$(44,857)	$(42,651)	$261,179	1.16%
% of loans and leases outstanding	1.60%			1.16%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios. The forward-looking assumptions revert to historical data when they reach the point where future assumptions are no longer estimated. As of December 31, 2021, the Bank used Moody's Analytics November consensus economic forecast to estimate the ACL. Key macroeconomic variables within this forecast include U.S. real GDP, U.S. unemployment rate, and Federal Reserve Fed Funds rate. The U.S. real GDP growth factor forecast used in the model for year one remained consistent at 4.1% as of December 31, 2021 and December 31, 2020. The U.S. unemployment rate average over a forecasted two year period improved in year one by 3.3% to 4.1% as of December 31, 2021 compared to 7.4% as of December 31, 2020. The average improved in year two by 2.2% to 4.0% as of December 31, 2021 compared to 6.2% as of December 31, 2020. The estimated time horizon for increasing the Federal Reserve Fed Funds Rate from the current target range of 0% to 0.25%  has been shortened to the fourth quarter of 2022 for the December 31, 2021 estimate, compared to an estimated time horizon of late 2023 used in the December 31, 2020 estimate. The models for calculating the ACL are sensitive to changes in these and other economic variables, which could result in volatility as these assumptions change over time.

We believe that the allowance for credit losses as of December 31, 2021 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

RESIDENTIAL MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our residential mortgage servicing rights asset as of December 31, 2021, 2020, and 2019:

(in thousands)	2021	2020	2019
Balance, beginning of period	$92,907	$115,010	$169,025
Additions for new MSR capitalized	38,522	51,000	25,169
Sale of MSR assets	—	—	(34,401)
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(18,903)	(19,680)	(25,408)
Changes due to valuation inputs or assumptions (1)	11,089	(53,423)	(19,375)
Balance, end of period	$123,615	$92,907	$115,010
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our serviced loan portfolio as of December 31, 2021 and 2020 were as follows:

(dollars in thousands)	December 31, 2021	December 31, 2020
Balance of loans serviced for others	$12,755,671	$13,026,720
MSR as a percentage of serviced loans	0.97%	0.71%

Residential mortgage servicing rights are adjusted to fair value quarterly with the change recorded in residential mortgage banking revenue. The value of servicing rights can fluctuate based on changes in interest rates and other factors. Generally, as interest rates decline and borrowers are able to take advantage of a refinance incentive, prepayments increase, and the total value of existing servicing rights declines as expectations of future servicing fees collections decline. Historically, the fair value of our residential mortgage servicing rights will increase as market rates for mortgage loans rise and decrease if market rates fall. Mortgage rates increased during the period and are expected to continue to rise which have caused accelerated prepayment speeds to slow.

Due to changes to inputs in the valuation model including changes in discount rates and prepayment speeds, the fair value of the MSR asset increased by $11.1 million for the year ended December 31, 2021, as compared to a decrease of $53.4 million for the year ended December 31, 2020. The fair value of the MSR asset decreased by $18.9 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs, as compared to the decrease of $19.7 million in 2020.

GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2021, the Company had no goodwill as compared to $2.7 million at December 31, 2020. Goodwill impairment of $1.8 billion was recorded during the year ended December 31, 2020, based on an interim impairment analysis that was triggered by the decline in interest rates and economic impacts of COVID-19, as well as declines in the Company's stock price. The remaining goodwill of $2.7 million was reduced due to the sale of Umpqua Investments in April 2021.

At December 31, 2021, we had other intangible assets of $8.8 million, compared to $13.4 million at December 31, 2020, which decreased as a result of amortization of the other intangible assets of $4.5 million during the year ended December 31, 2021. We amortize other intangible assets on an accelerated or straight-line basis over an estimated ten year life.

DEPOSITS

Total deposits were $26.6 billion at December 31, 2021, an increase of $2.0 billion, or 8%, compared to year-end 2020. The increase is mainly attributable to growth in demand, money market and savings deposits, offset by a decline in time deposits. The increase in non-maturity deposit account categories is attributable to the impact of economic assistance payments, in addition to increased customer savings rates as customers continue to increase their own liquidity in this uncertain economic environment. The decrease in time deposits is mainly due to the Bank allowing these higher-cost deposits to run off.

The following table presents the deposit balances by major category as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Amount	%	Amount	%
Non-interest bearing demand	$11,023,724	41%	$9,632,773	39%
Interest bearing demand	3,774,937	14%	3,051,487	12%
Money market	7,611,718	29%	7,173,920	29%
Savings	2,375,723	9%	1,912,752	8%
Time, greater than $250,000	480,432	2%	899,563	4%
Time, $250,000 or less	1,328,151	5%	1,951,706	8%
Total deposits	$26,594,685	100%	$24,622,201	100%

The following table presents the scheduled maturities of uninsured deposits greater than $250,000 as of December 31, 2021:

(in thousands)	Amount
Three months or less	$140,133
Over three months through six months	104,760
Over six months through twelve months	96,398
Over twelve months	139,141
Uninsured deposits, greater than $250,000	$480,432
The Company's total core deposits, which are deposits less time deposits greater than $250,000 and all brokered deposits, were $26.0 billion at December 31, 2021, compared to $23.3 billion at December 31, 2020. The Company's total brokered deposits were $149.9 million or 1% of total deposits at December 31, 2021, compared to $424.1 million or 2% at December 31, 2020.

BORROWINGS

At December 31, 2021, the Bank had outstanding $492.2 million of securities sold under agreements to repurchase and no outstanding federal funds purchased balances. The Bank had outstanding borrowings of $6.3 million at December 31, 2021, consisting of advances from the FHLB, which decreased $765.2 million since December 31, 2020 as a result of maturity payoffs during the period. The Company allowed these borrowings to mature, utilizing our excess liquidity.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $381.1 million and $343.5 million at December 31, 2021 and 2020, respectively. The increase is mainly due to the $37.9 million change in the fair value for the junior subordinated debentures elected to be carried at fair value, which is due mostly to the implied forward curve shifting higher and a decrease in the discount rate, driven by the decrease in the credit spread. As of December 31, 2021, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three month LIBOR. These instruments mature after June 2023 and we anticipate they will be covered under pending federal legislation that will allow us to replace the LIBOR index with SOFR under a safe-harbor provision.

LIQUIDITY AND CASH FLOW

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank's liquidity strategy includes maintaining a sufficient on-balance sheet liquidity position to provide flexibility, to grow deposit balances and fund growth in lending and investment portfolios, as well as to deleverage non-deposit liabilities as economic conditions permit. As a result, the Company believes that it has sufficient cash and access to borrowings to effectively manage through the COVID-19 pandemic as well as meet its working capital and other needs. The Company will continue to prudently evaluate and maintain liquidity sources, including the ability to fund future loan growth and manage our borrowing sources.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represent 5% and 7% of total deposits at December 31, 2021 and 2020 respectively. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. At December 31, 2021, the Bank has $1.4 billion in time deposits scheduled to mature within the next 12 months, which we anticipate the majority of personal time deposits will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $8.5 billion at December 31, 2021, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $999.5 million, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at December 31, 2021. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $398.0 million of dividends paid by the Bank to the Company in 2021, including the special dividend of $200.0 million paid in July 2021, to fund the repurchase plan announced by the Company. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. The Company is required to seek FDIC and Oregon Division of Financial Regulation approval for quarterly dividends from Umpqua Bank to the Company. The timing of the quarterly dividend is after each quarter's earnings release to provide the Board and regulators with the opportunity to review final quarterly financial results and financial projections, prior to the announcement of any dividend. Due to the Company's announcement of its pending merger with Columbia, Umpqua is restricted from paying quarterly cash dividends in excess of the current level and from repurchasing shares of Company common stock.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $662.7 million during 2021, with the difference between cash provided by operating activities and net income consisting primarily of proceeds from the sale of loans held for sale of $5.0 billion, the decrease in other assets of $153.1 million and deferred income tax expense of $40.8 million, offset by originations of loans held for sale of $4.7 billion, the gain on sale of loans of $145.7 million, as well as the (recapture) provision for credit losses of $42.7 million. This compares to net cash provided by operating activities of $93.8 million during 2020, with the difference between cash provided by operating activities and net loss consisting primarily of proceeds from the sale of loans held for sale of $6.8 billion, non-cash goodwill impairment of $1.8 billion, as well as the provision for credit losses of $204.9 million, offset by originations of loans held for sale of $6.7 billion, the gain on sale of loans of $289.2 million, and the increase in other assets of $209.8 million.

Net cash of $1.5 billion used in investing activities during 2021 consisted principally of $1.8 billion in purchases of investment securities available for sale and $735.4 million of the net change in loans and leases, partially offset by proceeds from investment securities available for sale of $761.2 million and proceeds from the sale of loans and leases of $246.7 million. This compares to net cash of $960.1 million used in investing activities during 2020, which consisted principally of purchases of investment securities available for sale of $867.7 million, the net changes in loans and leases of $862.1 million, and the net cash paid in divestiture of stores of $171.4 million, partially offset by proceeds from investment securities available for sale of $828.8 million and proceeds from sale of loans and leases of $111.9 million.

Net cash of $1.1 billion provided by financing activities during 2021 primarily consisted of the $2.0 billion increase in net deposits and the net increase in securities sold under agreements to repurchase of $116.9 million, partially offset by repayment of borrowings of $765.0 million, dividends paid on common stock of $183.7 million, and the repurchase and retirement of common stock of $80.7 million. This compares to net cash of $2.1 billion provided by financing activities during 2020 primarily consisted of $2.3 billion increase in net deposits and proceeds from borrowings of $600.0 million, partially offset by repayment of borrowings of $735.0 million and dividends paid on common stock of $185.0 million.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2022, it is possible that our deposit balances may not be maintained at previous levels due to pricing pressure, store consolidations, or customers' spending habits due to the COVID-19 pandemic. In addition, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

CONCENTRATIONS OF CREDIT RISK
Information regarding Concentrations of Credit Risk is included in Note 2, 4, and 18 of the Notes to Consolidated Financial Statements in Item 8 below.

CAPITAL RESOURCES

Shareholders' equity at December 31, 2021 and 2020 was $2.7 billion. The fluctuation in shareholders' equity during the year ended December 31, 2021 was principally due to net income of $420.3 million for the year ended December 31, 2021, offset by cash dividends paid of $184.9 million, the other comprehensive loss, net of tax of $121.0 million, and stock repurchased during the period of $80.7 million.

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
Under the Basel III guidelines, capital strength is measured in three tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 6% must be Tier 1 capital and 4.5% must be CET1. Our CET1 capital primarily includes shareholders' equity less certain deductions for goodwill and other intangibles, net of taxes, net unrealized gains (losses) on AFS securities, net of tax, net unrealized gains (losses) related to fair value of liabilities, net of tax, and certain deferred tax assets that arise from tax loss and credit carry-forwards, and totaled $2.8 billion at December 31, 2021. Tier 1 capital is primarily comprised of common equity Tier 1 capital, less certain additional deductions applied during the phase-in period, totaled $2.8 billion at December 31, 2021. Tier 2 capital components include all, or a portion of, the allowance for credit losses in excess of Tier 1 statutory limits and combined trust preferred security debt issuances. The total of Tier 1 capital plus Tier 2 capital components is referred to as Total Risk-Based Capital, and was $3.4 billion at December 31, 2021. The percentage ratios, as calculated under the guidelines, were 11.58%, 11.58% and 14.26% for CET1, Tier 1 and Total Risk-Based Capital, respectively, at December 31, 2021. The CET1, Tier 1 and Total Risk-Based Capital ratios at December 31, 2020 were 12.31%, 12.31% and 15.63%, respectively.

A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders' equity, less accumulated other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2021 and 2020 were 9.01% and 8.98%, respectively. As of December 31, 2021, the most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.

Along with enactment of the CARES Act, the federal bank regulatory authorities issued an interim final rule to provide banking organizations that are required to implement CECL before the end of 2020 the option to delay the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. The Company has elected this capital relief and delayed the estimated regulatory capital impact of adopting CECL, relative to the incurred loss methodology's effect on regulatory capital.

During the year ended December 31, 2021, the Company made no capital contributions to the Bank. At December 31, 2021, all four of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. We cannot predict the extent of the economic decline due to COVID-19 or other factors that could result in inadequate earnings, regulatory restrictions and limitations, changes to our capital requirements, or a decision to increase capital by retention of earnings, that may result in the inability to pay dividends at previous levels, or at all. Umpqua is currently restricted from paying quarterly cash dividends in excess of the current level based on the Merger Agreement.

During 2021, Umpqua's Board approved dividends of $0.21 for all quarters. The timing of the quarterly dividend is after each quarter's earnings release to provide the Board with the opportunity to review final quarterly financial results and financial projections, prior to the announcement of any dividend. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth.

The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Dividend declared per common share	$0.84	$0.63	$0.84
Dividend payout ratio	44%	(9%)	52%

In July 2021, the Company announced that its Board approved a new share repurchase program, which authorizes the Company to repurchase up to $400 million of common stock over the next twelve months from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. The program replaces and supersedes the previously approved share repurchase program, which was scheduled to expire on July 31, 2021. As of December 31, 2021, a total of $321.8 million remained available to repurchase shares under the new share repurchase program. The Company repurchased 4.0 million shares during 2021 under the new plan.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk management is an integral part of our risk culture. Our Enterprise Risk Management group, a second line of defense, is an independent risk management function that partners with the line of business to identify, measure, and monitor market risks throughout the company. It ensures transparency of significant market risks, monitoring compliance with Board established risk appetite limits and escalates limit exceptions to appropriate executive management and the Board. The various business units are responsible for identification, acceptance and ownership of the risks and for ensuring that market risk exposures are well-managed and prudent. Market risk is monitored through various measures, such as simulations, and through routine stress testing, sensitivity, and scenario analysis.

Market risk is the risk that movements in market risk factors, including interest rates, credit spreads and volatilities will reduce our income and the value of our portfolios. These factors influence prospective yields, values, or prices associated with the instrument. Our market risk arises primarily from credit risk and interest rate risk inherent in our investment, lending, and financing activities.

To manage our credit risk, we rely on various controls, including our underwriting standards and loan policies, internal loan monitoring, and periodic credit reviews, as well as our allowance for credit losses methodology. Additionally, the Company's Enterprise Risk and Credit and Audit and Compliance Committees provide board oversight over the Company's loan portfolio risk management functions, the Company's Finance and Capital Committee provides board oversight over the Company's investment portfolio and hedging risk management functions, and the Bank's Audit and Compliance Committee provides board oversight of the ACL process and reviews and approves the ACL methodology.
Interest rate risk is the potential for loss resulting from adverse changes in the level of interest rates on the Company's net interest income. The absolute level and volatility of interest rates can have a significant impact on our profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates to achieve our overall financial objectives. We manage exposure to fluctuations in interest rates through actions that are established by the Asset/Liability Management Committee. The ALCO meets monthly and has responsibility for developing asset/liability management policy, formulating and implementing strategies to improve balance sheet positioning and earnings, and reviewing interest rate sensitivity. The Company's Finance and Capital Committee provides oversight of the asset/liability management process, reviews the results of the interest rate risk analyses prepared for the ALCO, and approves the asset/liability policy on an annual basis.
We measure our interest rate risk position on a monthly basis. The primary tools we use to measure our interest rate risk is simulation analysis and economic value of equity (fair value of financial instruments) modeling. The results of these analyses are reviewed by ALCO monthly and the Finance and Capital Committee quarterly. If hypothetical changes to interest rates cause changes to our simulated net interest income simulation or economic value of equity modeling outside of our pre-established internal limits, we may adjust the asset and liability size or mix in an effort to bring our interest rate risk exposure within our established limits.

LIBOR Transition
On March 5, 2021, the Financial Conduct Authority (the authority that regulates LIBOR) announced the future cessation and loss of representativeness for all LIBOR benchmark settings. While non-USD and several less frequently referenced USD LIBOR settings ceased publication immediately after December 31, 2021, commonly referenced USD LIBOR settings encompassing all of Umpqua's LIBOR exposure will cease publication immediately after June 30, 2023. This future cessation event will trigger fallback provisions in many financial contracts to convert their benchmark index from LIBOR to an alternative rate, usually some form of the SOFR. The ARRC is a group of private-market participants convened by the Federal Reserve Board and the New York Fed to help ensure a successful transition from USD LIBOR to a more robust reference rate. The ARRC recommended alternative is SOFR. On July 29, 2021, the ARRC announced its recommendation of forward-looking term rates based on SOFR as additional alternative reference rate options.

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
The Company has established an enterprise-wide transition program with program deliverables including business strategy, product design and pricing strategy, instrument contract remediation, and systems and processes. These deliverables include milestones that address operational changes, targeted communications and education planning, and to identify, assess, monitor, and remediate risks associated with the transition. The program team assesses evolving industry and marketplace norms and conventions for LIBOR-indexed instruments, evaluates the impacts stemming from the future cessation of LIBOR publication, and oversees and takes actions to transition our LIBOR exposures to alternative benchmark rates, usually SOFR. Our existing LIBOR exposures are limited primarily to three instruments—adjustable and variable-rate loans, loan-related derivatives, and junior subordinated debentures.

As of December 31, 2021, LIBOR-indexed adjustable and variable-rate loans comprise approximately 39% of our loan and lease portfolio. Consistent with U.S. banking regulators direction, we ceased entering into new contracts that use USD LIBOR as a reference rate after December 31, 2021.

Our outstanding junior subordinated debentures are indexed to USD LIBOR. These instruments mature after June 2023 and we anticipate they will be covered under pending federal legislation that will allow us to replace the LIBOR index with SOFR under a safe-harbor provision.

We have prepared for the cessation of USD LIBOR by taking steps to avoid new exposures and reduce our remaining exposures. We have actively originated new variable and adjustable-rate loans using SOFR, forward-looking term SOFR and other non-LIBOR indexes. We have substantially completed amendments to all loans maturing after June 30, 2023, to include robust LIBOR index replacement provisions, and we are on track to complete remaining transition work, including providing our customers with information about the cessation of USD LIBOR and how it will affect their contracts with us.

Net Interest Income Simulation

Interest rate sensitivity is a function of the repricing characteristics of our interest earning assets and interest bearing liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing, or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates.

An interest rate simulation model is used to estimate the sensitivity of net interest income to changes in market interest rates. This model has inherent limitations, and these results are based on a given set of rate changes and assumptions at one point in time. Our primary analysis assumes a static balance sheet, both in terms of the total size and mix of our balance sheet, meaning cash flows from the maturity or repricing of assets and liabilities are redeployed in the same instrument at modeled rates. We employ estimates based upon a number of assumptions for each scenario, including changes in the size or mix of the balance sheet, new volume rates for new balances, the rate of prepayments, and the correlation of pricing to changes in the interest rate environment. For example, for interest bearing deposit balances we utilize a repricing "beta" assumption, which is an estimate for the change in interest bearing deposit costs given a change in the short term market interest rates.

Our simulation beta estimates are generally consistent with actual betas utilized in the last rising rate cycle. The following table shows the beta realized in the last rising rate market cycle.

Interest-Bearing Deposit Repricing Beta During the Last Rising-Rate Cycle
		Cost of Umpqua Deposits		Non-Interest Bearing Deposits as % of Total
	Fed Funds Target Rate	Interest-Bearing	Total
Q4 2021	0.25%	0.11%	0.06%	42%
Q3 2019	2.00%	1.19%	0.82%	32%
Q2 2019	2.50%	1.16%	0.81%	31%
Q3 2015	0.25%	0.24%	0.17%	30%
Variance: Peak (Peak value less Q3 2015	+2.25%	+0.95%	+0.65%
Umpqua Beta (based on peak Umpqua deposit rate)(1)		42%	29%
(1) Deposit repricing betas are calculated between Q3 2015 and Q3 2019. We use Q3 2019 as our end point despite a 50-basis point reduction in the fed funds target rate during the quarter as it represents our peak deposit costs during the last rising rate cycle and it captures the repricing lag effect.

Loan repricing characteristics are a significant component of interest rate sensitivity. Variable and adjustable-rate loans may or may not contain a rate floor – which impacts the sensitivity of the instrument based on repricing timing and the magnitude of the change in interest rate. The following tables show certain pricing characteristics including rate type, maturity and floor detail of the loan portfolio at December 31, 2021:

Loan Maturities at December 31, 2021									Loan Repricing Detail(1),(2)
		<=6	7 to 12	13 to 24	25 to 36	37 to 59	60+		(in millions)	Q4 2021%
(in millions)		Mos	Mos	Mos	Mos	Mos	Mos	Total	Fixed	$7,459	33%
Fixed		$1,243	$152	$333	$496	$1,409	$4,218	$7,851	PPP	392	2%
Floating		646	491	672	488	897	3,911	7,105	Prime	1,747	8%
Adjustable		33	77	97	116	536	6,690	7,549	1 Month	5,358	24%
Total		$1,922	$720	$1,102	$1,100	$2,842	$14,819	$22,505	Floating	7,105	32%

Upward Rate Change to Move from Floor at December 31, 2021									Prime	300	1%
Loans at Floor	<25	26-50	51-75	76-100	101-125	126-150	>150		6 month	3,798	17%
(in millions)	bps	bps	bps	bps	bps	bps	bps	Total	1 Year	1,264	5%
Floating	$459	$856	$179	$180	$82	$22	$66	$1,844	3 Year	224	1%
Adjustable	246	275	734	776	591	532	672	3,826	5 Year	1,399	6%
Total	$705	$1,131	$913	$956	$673	$554	$738	$5,670	10 Year	564	3%
Weighted Average Rate Change to Move Above Floor									Adjustable	7,549	33%
Floating	0.07%	0.45%	0.65%	0.91%	1.17%	1.44%	2.10%	0.52%
Adjustable	0.09%	0.40%	0.63%	0.88%	1.13%	1.37%	1.91%	1.03%	Total	$22,505	100%

Floors: Floating and Adjustable Rate Loans at December 31, 2021(3)
(in millions)	No Floor	At Floor	Above Floor	Total
Floating	$4,588	$1,844	$673	$7,105
Adjustable	1,270	3,826	2,453	7,549
Total	$5,858	$5,670	$3,126	$14,654
% of Total	40%	39%	21%	100%

(1) Index rates with relatively immaterial balances are mapped to the closest material index. For example, $49 million in loans repricing on a 3-month index are included in the 6-month category and represent only 1% of 6-month loans at December 31, 2021.
(2) Loan balances reported here are customer principal book balances, and exclude items such as deferred fees and costs.
(3) Loans were grouped into three buckets: (1) No Floor: no contractual floor on the loan; (2) At Floor: current rate = floor; (3) Above Floor: current rate exceeds floor. The amount above the floor was based on the current margin plus the current index assuming the loan repriced on December 31, 2021. The adjustable loans may not reprice until well into the future, depending on the timing and size of interest rate changes.

Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income. Also, some of the assumptions made in the simulation model may not materialize and unanticipated events and circumstances may occur. In addition, the simulation model does not take into account any future actions management could undertake to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships, which can change regularly. Actions we could undertake include, but are not limited to, growing or contracting the balance sheet, changing the composition of the balance sheet, or changing our pricing strategies for loans or deposits.

The estimated impact on our net interest income over a time horizon of one year as of December 31, 2021, 2020, and 2019 are indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the "up 200 basis points" scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet of December 31 for each respective year.
Interest Rate Simulation Impact on Net Interest Income

As of December 31,	2021	2020	2019
Up 300 basis points	9.7%	9.7%	5.9%
Up 200 basis points	6.3%	6.5%	4.1%
Up 100 basis points	3.0%	3.2%	2.2%
Down 100 basis points	(1.2)%	(1.8)%	(3.8)%
Down 200 basis points	(2.4)%	(2.9)%	(7.4)%
Down 300 basis points	(3.1)%	(3.3)%	(9.4)%

Asset sensitivity indicates that in a rising interest rate environment the Company's net interest income would increase and in a decreasing interest rate environment the Company's net interest income would decrease. Liability sensitivity indicates that in a rising interest rate environment a Company's net interest income would decrease and in a decreasing interest rate environment the Company's net interest income would increase. For all years presented, we were "asset-sensitive" meaning we expect our net interest income to increase as market rates increase and to decrease as market rates decrease. The relative level of asset sensitivity as of December 31, 2021 has decreased from the prior year primarily due to a decrease in sensitivity from investments and loans held for sale, partially offset by higher sensitivity from interest bearing cash due to higher balances. The decrease in sensitivity in investments was driven by an increase in the duration of the portfolio, as the yield curve steepened providing a buying opportunity at the longer end of the curve. The decrease in sensitivity from loans held for sale is due to a decline in balances year over year. The decrease in sensitivity from earning assets was partially offset by a decline in sensitivity from liabilities, primarily due to the payoff of higher cost term debt, partially offset by higher sensitivity from deposits due to interest bearing deposit growth. In the decreasing interest rate environments, we show a decline in net interest income as interest-bearing assets re-price lower while deposits remain at or near their floors. The decline in sensitivity from prior year is primarily due to the increase in the duration of investments noted above, the decline in loans held for sale balances, and a decrease in sensitivity from loans and leases as rates have repriced lower, moving closer to floors.

It should be noted that although net interest income simulation results are presented for down rate scenarios, most market rates reach zero before declining the full 100 basis points, and our simulation parameters floor rates at zero and assume they do not go negative.

Interest rate sensitivity in the first year of the net interest income simulation for increasing interest rate scenarios is negatively impacted by the cost of non-maturity deposits repricing immediately while interest earnings assets (primarily the loan and leases held for investment portfolio) reprice at a slower rate based upon the instrument repricing characteristics. As a result, interest sensitivity in increasing interest rates scenarios improves in subsequent years as these assets reprice. Conversely, in a declining interest scenario, net interest income is negatively impacted by assets re-pricing lower while deposits remain at or near their floors. Management also prepares and reviews the long-term trends of the net interest income simulation to measure and monitor risk. This analysis assumes the same rate shift over the first year of the scenario as described above, and holding steady thereafter. The estimated impact on our net interest income over the first and second-year time horizons as it relates to our balance sheet as of December 31, 2021 is indicated in the table below.
Interest Rate Simulation Impact on Net Interest Income

As of December 31, 2021	Year 1	Year 2
Up 300 basis points	9.7%	21.2%
Up 200 basis points	6.3%	14.2%
Up 100 basis points	3.0%	7.0%
Down 100 basis points	(1.2)%	(4.3)%
Down 200 basis points	(2.4)%	(7.3)%
Down 300 basis points	(3.1)%	(7.9)%

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
The table below illustrates the effects of various instantaneous market interest rate changes on the fair values of financial assets and liabilities compared to the corresponding carrying values and fair values:
Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities

As of December 31,	2021	2020
Up 300 basis points	0.3%	12.3%
Up 200 basis points	1.6%	10.0%
Up 100 basis points	1.9%	6.4%
Down 100 basis points	(5.3)%	0.7%
Down 200 basis points	0.4%	2.5%
Down 300 basis points	1.9%	2.5%

As of December 31, 2021, our economic value of equity analysis indicates an asset sensitive profile in increasing interest rate scenarios. This suggests a sudden or sustained increase in market interest rates would result in an increase in our estimated economic value of equity. In declining interest rate scenarios, our economic value of equity declines before shifting the sensitivity profile and is a result of the decline in the value of the core deposit intangible being muted from market rates near their floors. In increasing interest rate scenarios, our overall sensitivity to changes in market interest rates decline from the prior year, primarily due to a decline in sensitivity from loans and leases due to slower prepayments, and the increase in the duration of the investment portfolio. The decrease in sensitivity from loans and leases and investments was partially offset by an increase in sensitivity from deposits due to an increase in the value of the core deposit intangible. As of December 31, 2021, our estimated economic value of equity (fair value of financial assets and liabilities) was above our book value of equity primarily due to an increase in the economic value of loans and leases and an increase in the value of the core deposit intangible.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Umpqua Holdings Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Umpqua Holdings Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company adopted ASC 326 as of January 1, 2020. The estimate of current expected credit losses for loans and other financial instruments under ASC 326 is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts, and management judgement is required to determine which loss estimation methods are appropriate for their circumstances. For the year ended December 31, 2021 the Company recorded a recapture for credit losses of $42.7 million and the allowance for credit losses (ACL) was $261.2 million as of December 31, 2021.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACL included the following, among others:

•We tested the effectiveness of controls over the selection of forecasted economic assumptions used in the models, model maintenance, data transfers in to and out of the models, and overall model results.
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

/s/ Deloitte & Touche LLP

Portland, Oregon
February 25, 2022

We have served as the Company's auditor since 2018.

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020

(in thousands, except shares)	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$222,015	$370,219
Interest bearing cash and temporary investments	2,539,606	2,202,962
Total cash and cash equivalents	2,761,621	2,573,181
Investment securities
Equity and other, at fair value	81,214	83,077
Available for sale, at fair value	3,870,435	2,932,558
Held to maturity, at amortized cost	2,744	3,034
Loans held for sale (at fair value: $353,105 and $688,079)	353,105	766,225
Loans and leases (at fair value: $345,634 and $0)	22,553,180	21,779,367
Allowance for credit losses on loans and leases	(248,412)	(328,401)
Net loans and leases	22,304,768	21,450,966
Restricted equity securities	10,916	41,666
Premises and equipment, net	171,125	178,050
Operating lease right-of-use assets	82,366	104,937
Goodwill	—	2,715
Other intangible assets, net	8,840	13,360
Residential mortgage servicing rights, at fair value	123,615	92,907
Bank owned life insurance	327,745	323,470
Other assets	542,442	669,029
Total assets	$30,640,936	$29,235,175
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$11,023,724	$9,632,773
Interest bearing	15,570,961	14,989,428
Total deposits	26,594,685	24,622,201
Securities sold under agreements to repurchase	492,247	375,384
Borrowings	6,329	771,482
Junior subordinated debentures, at fair value	293,081	255,217
Junior subordinated debentures, at amortized cost	88,041	88,268
Operating lease liabilities	95,427	113,593
Deferred tax liability, net	4,353	5,441
Other liabilities	317,503	299,012
Total liabilities	27,891,666	26,530,598
COMMITMENTS AND CONTINGENCIES (NOTE 18)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2021 and 2020; issued and outstanding: 216,625,506 in 2021 and 220,226,335 in 2020	3,444,849	3,514,599
Accumulated deficit	(697,338)	(932,767)
Accumulated other comprehensive income	1,759	122,745
Total shareholders' equity	2,749,270	2,704,577
Total liabilities and shareholders' equity	$30,640,936	$29,235,175
See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2021, 2020, and 2019

(in thousands, except per share amounts)	2021	2020	2019
INTEREST INCOME
Interest and fees on loans and leases	$890,515	$951,439	$1,051,077
Interest and dividends on investment securities:
Taxable	60,399	47,739	56,150
Exempt from federal income tax	5,947	6,095	7,400
Dividends	1,318	2,615	2,269
Interest on temporary investments and interest bearing deposits	3,864	4,739	14,180
Total interest income	962,043	1,012,627	1,131,076
INTEREST EXPENSE
Interest on deposits	27,151	100,200	167,941
Interest on securities sold under agreement to repurchase and federal funds purchased	280	766	2,092
Interest on borrowings	2,838	13,921	17,564
Interest on junior subordinated debentures	12,127	15,221	22,845
Total interest expense	42,396	130,108	210,442
Net interest income	919,647	882,519	920,634
(RECAPTURE) PROVISION FOR CREDIT LOSSES	(42,651)	204,861	72,515
Net interest income after provision for credit losses	962,298	677,658	848,119
NON-INTEREST INCOME
Service charges on deposits	42,086	40,838	45,616
Card-based fees	36,114	28,190	33,051
Brokerage revenue	5,112	15,599	15,877
Residential mortgage banking revenue, net	186,811	270,822	101,810
Gain (loss) on sale of debt securities, net	8	190	(7,184)
(Loss) gain on equity securities, net	(1,511)	769	83,475
Gain on loan and lease sales, net	15,715	6,707	10,467
BOLI income	8,302	8,399	8,406
Other income	63,681	40,495	48,306
Total non-interest income	356,318	412,009	339,824
NON-INTEREST EXPENSE
Salaries and employee benefits	480,820	479,247	420,373
Occupancy and equipment, net	137,546	151,650	144,236
Communications	11,564	11,843	14,583
Marketing	7,381	8,313	13,255
Services	48,800	46,640	54,111
FDIC assessments	9,238	12,516	11,233
Intangible amortization	4,520	4,986	5,618
Merger related expenses	15,183	—	—
Goodwill impairment	—	1,784,936	—
Other expenses	45,404	45,956	55,631
Total non-interest expense	760,456	2,546,087	719,040
Income (loss) before provision for income taxes	558,160	(1,456,420)	468,903
Provision for income taxes	137,860	67,000	114,808
Net income (loss)	$420,300	$(1,523,420)	$354,095
Earnings (loss) per common share:
Basic	$1.92	$(6.92)	$1.61
Diluted	$1.91	$(6.92)	$1.60
Weighted average number of common shares outstanding:
Basic	219,032	220,218	220,339
Diluted	219,581	220,218	220,650
See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2021, 2020, and 2019

(in thousands)	2021	2020	2019
Net income (loss)	$420,300	$(1,523,420)	$354,095
Available for sale securities:
Unrealized (losses) gains arising during the period	(124,970)	106,814	86,029
Income tax benefit (expense) related to unrealized gains (losses)	32,142	(27,473)	(22,127)

Reclassification adjustment for net realized (gains) losses in earnings	(8)	(190)	7,184
Income tax expense (benefit) related to realized (gains) losses	2	49	(1,848)
Net change in unrealized (losses) gains for available for sale securities	(92,834)	79,200	69,238

Junior subordinated debentures, at fair value:
Unrealized (losses) gains arising during the period	(37,899)	18,842	25,855
Income tax benefit (expense) related to unrealized gains (losses)	9,747	(4,846)	(6,630)
Net change in unrealized (losses) gains for junior subordinated debentures, at fair value	(28,152)	13,996	19,225
Other comprehensive (loss) income, net of tax	(120,986)	93,196	88,463
Comprehensive income (loss)	$299,314	$(1,430,224)	$442,558
See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2021, 2020, and 2019

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2019	220,255,039	$3,512,874	$602,482	$(58,914)	$4,056,442
Net income			354,095		354,095
Other comprehensive income, net of tax				88,463	88,463
Stock-based compensation		8,373			8,373
Stock repurchased and retired	(415,403)	(7,268)			(7,268)
Issuances of common stock under stock plans	389,646	21			21
Cash dividends on common stock ($0.84 per share)			(185,967)		(185,967)
Cumulative effect adjustment (1)			(244)		(244)
Balance at December 31, 2019	220,229,282	$3,514,000	$770,366	$29,549	$4,313,915
Net loss			(1,523,420)		(1,523,420)
Other comprehensive income, net of tax				93,196	93,196
Stock-based compensation		9,254			9,254
Stock repurchased and retired	(494,009)	(8,655)			(8,655)
Issuances of common stock under stock plans	491,062	—			—
Cash dividends on common stock ($0.63 per share)			(139,532)		(139,532)
Cumulative effect adjustment (2)			(40,181)		(40,181)
Balance at December 31, 2020	220,226,335	$3,514,599	$(932,767)	$122,745	$2,704,577
Net income			420,300		420,300
Other comprehensive loss, net of tax				(120,986)	(120,986)
Stock-based compensation		10,906			10,906
Stock repurchased and retired	(4,158,387)	(80,690)			(80,690)
Issuances of common stock under stock plans	557,558	34			34
Cash dividends on common stock ($0.84 per share)			(184,871)		(184,871)
Balance at December 31, 2021	216,625,506	$3,444,849	$(697,338)	$1,759	$2,749,270

(1) The cumulative effect adjustment relates to the implementation of new accounting guidance on January 1, 2019, for operating leases.

(2) The cumulative effect adjustment relates to the implementation of new accounting guidance on January 1, 2020, for the allowance for credit losses.

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended December 31, 2021, 2020, and 2019

(in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$420,300	$(1,523,420)	$354,095
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	40,805	(62,943)	(3,544)
Amortization of investment premiums, net	14,404	27,069	26,449
(Gain) loss on sales of investment securities, net	(8)	(190)	7,184
(Recapture) provision for credit losses	(42,651)	204,861	72,515
Change in cash surrender value of bank owned life insurance	(8,402)	(8,500)	(8,443)
Depreciation, amortization and accretion	31,498	37,474	43,286
Gain on sale of premises and equipment	(574)	(2,284)	(2,821)
Gain on store divestiture	—	(9,650)	(1,225)
Goodwill impairment	—	1,784,936	—
Additions to residential mortgage servicing rights carried at fair value	(38,522)	(51,000)	(25,169)
Change in fair value residential mortgage servicing rights carried at fair value	7,814	73,103	44,783
Stock-based compensation	10,906	9,254	8,373
Net decrease (increase) in equity and other investments	352	(2,143)	(16,702)
Loss (gain) on equity securities, net	1,511	(769)	(83,475)
Gain on sale of loans and leases, net	(145,723)	(289,212)	(95,353)
Change in fair value of loans held for sale	21,427	(16,776)	(10,557)
Origination of loans held for sale	(4,747,104)	(6,666,500)	(3,089,698)
Proceeds from sales of loans held for sale	4,952,918	6,791,133	2,838,171
Change in other assets and liabilities:
Net decrease (increase) in other assets	153,148	(209,822)	(137,981)
Net (decrease) increase in other liabilities	(9,376)	9,153	(367)
Net cash provided by (used in) operating activities	662,723	93,774	(80,479)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(1,838,923)	(867,675)	(697,969)
Proceeds from investment securities available for sale	761,249	828,752	918,658
Proceeds from sale of equity securities	—	—	81,853
Purchases of restricted equity securities	(53)	(20,021)	(220,200)
Redemption of restricted equity securities	30,803	24,818	214,005
Net change in loans and leases	(735,422)	(862,125)	(1,085,272)
Proceeds from sales of loans and leases	246,667	111,855	251,782
Change in premises and equipment	(15,478)	(11,986)	(12,676)
Proceeds from bank owned life insurance death benefits	4,127	5,641	1,869
Proceeds from sale of mortgage servicing rights	—	—	34,401
Net cash received from sale of Umpqua Investments, Inc.	10,781	—	—
Net cash paid in store divestiture	—	(171,440)	(44,646)
Other	1,974	2,070	8,044
Net cash used in investing activities	$(1,534,275)	$(960,111)	$(550,151)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (Continued) For the Years Ended December 31, 2021, 2020, and 2019
(in thousands)	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$1,972,519	$2,341,319	$1,393,940
Net increase in securities sold under agreements to repurchase	116,863	64,076	14,157
Proceeds from borrowings	—	600,000	940,670
Repayment of borrowings	(765,000)	(735,000)	(785,670)
Net proceeds from issuance of common stock	34	—	21
Dividends paid on common stock	(183,734)	(184,978)	(185,101)
Repurchase and retirement of common stock	(80,690)	(8,655)	(7,268)
Net cash provided by financing activities	1,059,992	2,076,762	1,370,749
Net increase in cash and cash equivalents	188,440	1,210,425	740,119
Cash and cash equivalents, beginning of period	2,573,181	1,362,756	622,637
Cash and cash equivalents, end of period	$2,761,621	$2,573,181	$1,362,756

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$42,820	$136,018	$209,526
Income taxes	$105,119	$130,228	$129,616
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains and losses on investment securities available for sale, net of taxes	$(92,834)	$79,200	$69,238
Change in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$(28,152)	$13,996	$19,225
Cumulative effect adjustment to retained earnings	$—	$40,181	$244
Cash dividend declared on common stock and payable after period-end	$—	$—	$46,248
Transfer of loans to loans held for sale	—	78,146	—
Transfer of loans held for sale to loans	$315,887	$—	$—
Change in GNMA mortgage loans recognized due to repurchase option	$—	$(4,337)	$(4,581)

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Nature of Operations-Umpqua Holdings Corporation is a financial holding company with headquarters in Portland, Oregon, that is engaged primarily in the business of commercial and retail banking. The Company provides a wide range of banking, wealth management, mortgage and other financial services to corporate, institutional and individual customers through its wholly-owned banking subsidiary Umpqua Bank. The Bank has a wholly-owned subsidiary, Financial Pacific Leasing Inc., a commercial equipment leasing company.
The Company and its subsidiaries are subject to regulation by certain federal and state agencies and undergo periodic examination by these regulatory agencies.

Basis of Financial Statement Presentation-The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. In preparing such financial statements, management is required to make certain estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, the valuation of mortgage servicing rights, and the fair value of junior subordinated debentures.
Consolidation-The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and the Bank's wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2021, the Company had 23 wholly-owned trusts that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements as they are considered to be variable interest entities for which the Company is not a primary beneficiary. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company's consolidated balance sheet as junior subordinated debentures.
Subsequent events-The Company has evaluated events and transactions through the date that the consolidated financial statements were issued for potential recognition or disclosure.
Reclassifications-Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current presentation, including the reclassification of certain amounts previously included in service charges on deposits and other income to the newly created card-based fees financial statement line, as well as changes to our segment reporting structure, further discussed in Note 24 - Segment Information.
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

Loans Held for Sale-The Company has elected to account for residential mortgage loans held for sale at fair value. Fair value is determined based on quoted secondary market prices for similar loans, including the implicit fair value of embedded servicing rights. The change in fair value of loans held for sale is primarily driven by changes in interest rates subsequent to loan funding, resulting in revaluation adjustments to the recorded fair value. The inputs used in the fair value measurements are considered Level 2 inputs. The use of the fair value option allows the change in the fair value of loans to more effectively offset the change in the fair value of derivative instruments that are used as economic hedges to loans held for sale. Loan origination fees and direct origination costs are recognized immediately in net income. Interest income on loans held for sale is included in interest income and recognized when earned. Loans held for sale are placed on nonaccrual in a manner consistent with loans held for investment. The Company recognizes the gain or loss on the sale of loans when the sales criteria for derecognition are met.
Allowance for Credit Losses- The Company adopted ASC Topic 326 on January 1, 2020, replacing the previous incurred loss model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio. Instead, ASC Topic 326 requires an expected loss model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of CECL in 2020, we revised certain accounting policies and implemented certain accounting policy elections. The revised accounting policies are described below.

The allowance for credit losses on loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Fluctuations in the allowance are reported in our income statement as a component of credit loss expense.

The Bank has established an Allowance for Credit Loss Committee, which is responsible for, among other things, regularly reviewing the ACL methodology, including allowance levels and ensuring that it is designed and applied in accordance with generally accepted accounting principles. The Bank's Audit and Compliance Committee provides board oversight of the ACL process and reviews the ACL methodology on a quarterly basis. CECL is not prescriptive in the methodology used to determine the expected credit loss estimate. Instead, management has flexibility in selecting the methodology. The expected credit losses must be estimated over a financial asset's contractual term, adjusted for prepayments utilizing quantitative and qualitative factors. There are also specific considerations for Purchased Credit-Deteriorated, Troubled Debt Restructured, and Collateral Dependent Loans.

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

Management believes that the ACL was adequate as of December 31, 2021. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could possibly result in additional charges to the provision for credit losses.

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

Collateral Dependent Loans and Troubled Debt Restructuring-A loan or lease is considered collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. The Company's classification of CDLs includes: non-homogeneous non-accrual loans and leases; non-homogeneous loans determined by individual credit review; homogeneous non-accrual leases and equipment finance agreements; and homogeneous real estate secured loans that have been charged down to net realizable value or the government guaranteed balance. Except for homogeneous leases and equipment finance agreements, the expected credit losses for CDLs will be measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable, less the amortized cost basis of the financial asset. The Company may also use the loan's observable market price, if available. If the value of the CDL is determined to be less than the recorded amount of the loan, a charge-off will be taken. To determine the expected credit loss for homogeneous leases or equipment finance agreements, the LGD calculated by the CECL model will be utilized. When a homogeneous lease or equipment finance agreement becomes 181 days past due, it is fully charged-off.

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

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was passed, which, among other things, provided relief for Banks related to loan modifications for accounting purposes. Specifically, section 4013 of the CARES Act gives entities temporary relief from the accounting and disclosure requirements for TDRs. CARES Act TDR provisions were subsequently extended with the passage of the Economic Aid Act. In addition to the CARES Act, bank regulatory agencies issued interagency guidance indicating that a lender could conclude that the modifications under section 4013 of the CARES Act or the interagency guidance are not a TDR if certain criteria are met. The guidance also provides that loans generally will not be adversely classified if the short-term modification is related to COVID-19 relief programs. The Company has followed the guidance under the CARES Act, the Economic Aid Act, the interagency guidance, and government-mandated programs related to these loan modifications. Loans modified under section 4013 of the CARES Act or the interagency guidance generally maintain their pre-COVID-19 delinquency status and are classified as performing loans. If it is deemed the modification is not short-term, not COVID-19 related or the customer does not meet the criteria under the guidance to be scoped out of troubled debt restructuring classification, the Company evaluates the loan modification under its existing framework which requires modifications that result in a concession without appropriate compensation to a borrower experiencing financial difficulty to be accounted for as a TDR.

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

Loan and Lease Fees and Direct Loan Origination Costs-Origination and commitment fees and direct loan origination costs for loans and leases held for investment are deferred and recognized as an adjustment to the yield over the life of the loans and leases. The recognition of these net deferred fees is accelerated at loan payoff, if earlier than the estimated life of the loan. PPP loan related net fees are recognized over the contractual life of the loans as a yield adjustment. When these PPP loans are forgiven, the recognition of the net deferred fees is accelerated.

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

Revenue Recognition-The Company's revenue within the contracts with customers guidance are presented within non-interest income and include service charges on deposits, card-based fees, and brokerage revenue. These revenues are recognized when obligations under the terms of a contract with customers are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. When the amount of consideration is variable, the Company will only recognize revenue to the extent that it is probable that the cumulative amount recognized will not be subject to a significant reversal in the future. Substantially all of the Company's contracts with customers have expected durations of one year or less and payments are typically due when or as the services are rendered or shortly thereafter. When third parties are involved in providing services to customers, the Company recognizes revenue on a gross basis when it has control over those services being provided to the customer; otherwise, revenue is recognized for the net amount of any fee or commission.
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

Operating Segments-Public enterprises are required to report certain information about their operating segments in its financial statements. They are also required to report certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. The Company reports two segments: Core Banking and Mortgage Banking. The prior periods have been restated to reflect these two segments.

Stock-Based Compensation-The Company recognizes expense in the income statement for the grant-date fair value of restricted stock awards issued to employees over the employees' requisite service period (generally the vesting period). An estimate of expected forfeitures is included in the calculation of stock-based compensation expense over the vesting period, and actual forfeitures are recognized when they occur. The fair value of the restricted stock awards is based on the Company's share price on the grant date. Unvested restricted stock awards participate with common stock in any dividends declared but are only paid on the shares that ultimately vest. Restricted stock awards generally vest ratably over three years and are recognized as compensation expense over that same period of time.

Certain restricted stock awards (performance share awards) are subject to performance-based and market-based vesting criteria in addition to a requisite service period and cliff vest based on those conditions at the end of three years. At the time of vesting, the vested shares are entitled to receive cumulative dividends declared and paid during the three years. Compensation expense is recognized over the service period to the extent restricted stock awards are expected to vest. The fair value of the performance-based restricted stock award grants is estimated as of the grant date using a Monte Carlo simulation pricing model.

Earnings (Loss) per Common Share-Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method. For all periods presented, unvested restricted stock awards are potentially dilutive instruments issued by the Company. Undistributed losses are not allocated to the nonvested stock-based payment awards as the holders are not contractually obligated to share in the losses of the Company.
Fair Value Measurements-Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level hierarchy for disclosure of assets and liabilities measured or disclosed at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
Application of new accounting guidance

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The ASU was issued in an effort to simplify accounting for income taxes by removing specific technical exceptions. Specifically, the guidance will remove the need for companies to analyze whether (1) the exception to the incremental approach for intra-period tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses apply in a given period. The ASU was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. This ASU did not have a material impact on the Company's consolidated financial statements.

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

The Company has established an enterprise-wide LIBOR transition program which includes business strategy, product design and pricing strategy, instrument contract remediation, and systems and processes. The Company continues to use the expedients in this guidance to manage through the LIBOR transition, specifically for our loan portfolio.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this Update improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendments improve comparability by specifying for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The amendment will be applied prospectively to business combinations occurring on or after the effective date. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.
Note 2 – Cash and Cash Equivalents
The Company had restricted cash included in cash and due from banks on the balance sheet of $3.6 million and $93.0 million as of December 31, 2021 and 2020, respectively, relating mostly to collateral required on interest rate swaps as discussed in Note 19. At December 31, 2021 and 2020, there was $400,000 and $2.6 million, respectively, in restricted cash included in interest bearing cash and temporary investments on the balance sheet, relating to collateral requirements for derivatives for mortgage banking activities.

Note 3 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses and approximate fair values of debt securities at December 31, 2021 and 2020:

December 31, 2021

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$894,969	$27,279	$(4,195)	$918,053
Obligations of states and political subdivisions	320,338	11,734	(1,288)	330,784
Residential mortgage-backed securities and collateralized mortgage obligations	2,649,048	19,093	(46,543)	2,621,598
Total available for sale securities	$3,864,355	$58,106	$(52,026)	$3,870,435

Held to maturity:
Residential mortgage-backed securities and collateralized mortgage obligations	$2,744	$770	$—	$3,514
Total held to maturity securities	$2,744	$770	$—	$3,514

December 31, 2020

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$698,243	$64,271	$(312)	$762,202
Obligations of states and political subdivisions	263,546	15,996	(31)	279,511
Residential mortgage-backed securities and collateralized mortgage obligations	1,839,711	51,583	(449)	1,890,845
Total available for sale securities	$2,801,500	$131,850	$(792)	$2,932,558

Held to maturity:
Residential mortgage-backed securities and collateralized mortgage obligations	$3,034	$849	$—	$3,883
Total held to maturity securities	$3,034	$849	$—	$3,883

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $10.4 million and $8.9 million as of December 31, 2021 and 2020, respectively, and is included in Other Assets.

Debt securities that were in an unrealized loss position as of December 31, 2021 and 2020 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

December 31, 2021

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$197,529	$2,749	$28,378	$1,446	$225,907	$4,195
Obligations of states and political subdivisions	75,200	1,153	2,162	135	77,362	1,288
Residential mortgage-backed securities and collateralized mortgage obligations	1,777,288	40,579	129,943	5,964	1,907,231	46,543
Total temporarily impaired securities	$2,050,017	$44,481	$160,483	$7,545	$2,210,500	$52,026

December 31, 2020

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$29,493	$312	$—	$—	$29,493	$312
Obligations of states and political subdivisions	4,357	31	—	—	4,357	31
Residential mortgage-backed securities and collateralized mortgage obligations	215,165	449	—	—	215,165	449
Total temporarily impaired securities	$249,015	$792	$—	$—	$249,015	$792

These unrealized losses on the debt securities held by the Company were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the issuers of the debt securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2021 are issued or guaranteed by government sponsored enterprises. Because the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an allowance for credit losses at December 31, 2021.

The following table presents the contractual maturities of debt securities at December 31, 2021:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$11,608	$11,749	$—	$—
Due after one year through five years	250,556	256,279	2	2
Due after five years through ten years	979,600	1,004,824	7	7
Due after ten years	2,622,591	2,597,583	2,735	3,505
Total securities	$3,864,355	$3,870,435	$2,744	$3,514

The following table presents, as of December 31, 2021, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$271,285	$276,094
To secure repurchase agreements	610,093	625,543
Other securities pledged	244,520	245,794
Total pledged securities	$1,125,898	$1,147,431

Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Commercial real estate
Non-owner occupied term, net	$3,786,887	$3,505,802
Owner occupied term, net	2,332,422	2,333,945
Multifamily, net	4,051,202	3,349,196
Construction & development, net	890,338	828,478
Residential development, net	206,990	192,761
Commercial
Term, net	3,008,473	4,024,467
Lines of credit & other, net	910,733	862,760
Leases & equipment finance, net	1,467,676	1,456,630
Residential
Mortgage, net	4,517,266	3,871,906
Home equity loans & lines, net	1,197,170	1,136,064
Consumer & other, net	184,023	217,358
Total loans and leases, net of deferred fees and costs	$22,553,180	$21,779,367

As of December 31, 2021 and 2020, the net deferred costs were $57.5 million and $38.6 million, respectively. The Bank participated in the PPP to originate SBA loans designated to help businesses maintain their workforce and cover other working capital needs during the COVID-19 pandemic. As of December 31, 2021, the Bank has approximately 4,000 PPP loans, totaling $380.4 million in net loans, which are classified as commercial term loans in the table above. As of December 31, 2020, the Bank had approximately 15,000 PPP loans totaling $1.8 billion in net loans. Net deferred costs for the loan portfolio include the net deferred fees for the origination of PPP loans of $11.6 million and $26.9 million as of December 31, 2021 and 2020, respectively. The PPP net deferred fees and costs are a yield adjustment over the remaining term of these loans. The loans are fully guaranteed by the SBA and the maximum term of the loans is either two or five years; however, the majority of the loan balances are expected to be forgiven by the SBA, which will accelerate the recognition of these net deferred fees at the forgiveness date.

Total loans and leases also include discounts on acquired loans of $9.8 million and $17.9 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, loans totaling $14.5 billion were pledged to secure borrowings and available lines of credit. The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. Interest accrued on loans totaled $60.1 million and $74.8 million as of December 31, 2021 and December 31, 2020, respectively, and is included in Other Assets.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the lease and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three to five years. Interest income recognized on these leases was $23.1 million and $26.5 million at December 31, 2021 and 2020, respectively.

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

The following table presents the net investment in direct financing leases as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Minimum lease payments receivable	$298,980	$349,979
Estimated guaranteed and unguaranteed residual values	84,773	79,792
Initial direct costs - net of accumulated amortization	6,058	7,228
Unearned income	(41,264)	(51,185)
Net investment in direct financing leases	$348,547	$385,814

The following table presents the scheduled minimum lease payments receivable as of December 31, 2021:

(in thousands)
Year	Amount
2022	$118,373
2023	78,730
2024	50,482
2025	28,803
2026	12,565
Thereafter	10,027
Total minimum lease payments receivable	$298,980

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases. The following table summarizes the carrying value of loans and leases sold by major loan type during the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Commercial real estate
Non-owner occupied term, net	$48,923	$26,209
Owner occupied term, net	37,449	30,945
Multifamily, net	13,165	—
Commercial
Term, net	65,781	47,427
Lines of credit & other, net	—	159
Leases & equipment finance, net	—	43
Residential
Mortgage, net	1,835	365
Consumer & other, net	63,799	—
Total loans and leases sold, net	$230,952	$105,148

For the years ended December 31, 2021 and 2020, the above loan sales include $150.1 million and $96.7 million, respectively, of SBA loan sales.

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
The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate for all portfolio segments, during the year ended December 31, 2021, were primarily related to changes in the economic assumptions. The Bank opted to use Moody's Analytics' November consensus economic forecast for estimating the ACL as of December 31, 2021. This scenario is based on Moody's Analytics' review of a variety of surveys of baseline forecasts of the U.S. economy. These surveys vary in date of latest vintage, number of updates per year, list of variables forecast, duration of forecast, frequency of data (quarterly or annual), and the number of respondents. In the preparation of the Moody's Analytics consensus forecast, the focus is on the next three to five years, since that is the most typical duration in the surveyed results. Moody's Analytics' approach is to give greater consideration to the most recently produced forecasts, since they will include the most up-to-date historical information, and to those variables for which the number of surveyed responses is largest.

In the consensus scenario selected, the probability that the economy will perform better than this consensus is equal to the probability that it will perform worse and included the following factors:
•U.S. real GDP average annualized growth of 4.1% through 2022, decreasing to 2.3% in 2023;
•U.S. unemployment rate average of 4.1% in 2022, dropping to 4.0% in 2023;
•COVID infections abate in December 2021;
•Federal Reserve to keep the target range for the Fed Funds rate at 0% to 0.25% until Q4 2022.

The Bank uses an additional scenario that differs in terms of severity within the variables, both favorable and unfavorable, to assess the sensitivity in the ACL results and to inform qualitative adjustments. The Bank selected the Moody's Analytics November S2 scenario for this analysis. In the scenario selected, there is a 75% probability that the economy will perform better, broadly speaking, and a 25% probability that it will perform worse; and the additional scenario includes the following factors:
•The stimulus is less effective than expected because of slower consumer spending. More of the funds end up in savings, and thus fiscal multipliers are smaller than assumed in the consensus scenario;
•New cases, hospitalizations and deaths from COVID-19 diminish more slowly than anticipated, with fewer people than anticipated receiving vaccines, and concerns about resistant strains arise;
•U.S. real GDP average annualized growth of 2.1% through 2022, increasing to 2.3% in 2023;
•U.S. unemployment rate average of 5.6% in 2022, dropping to 4.3% in 2023;
•COVID infections abate in March 2022;
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

Commercial Real Estate: Non-owner occupied commercial real estate, multifamily, and construction loans are analyzed using a model that uses four primary property variables: net operating income, property value, property type, and location. For PD estimation, the model simulates potential future paths of net operating income given commercial real estate market factors determined from macroeconomic and regional commercial real estate forecasts. Using the resulting expected debt service coverage ratios, together with predicted loan-to-values and other variables, the model estimates PD from the range of conditional possibilities. In addition, the model estimates maturity PD capturing refinance default risk to produce a total PD for the loan. The model estimates LGD, inclusive of principal loss and liquidation expenses, empirically using predicted loan-to-value as well as certain market and other factors. The LGD calculation also includes a separate maturity risk component. The primary economic drivers in the model are GDP growth, U.S. unemployment rate, and 10-Year Treasury yield. These economic drivers are translated into a forecast provided by Moody's Analytics' REIS of real estate metrics, such as rental rates, vacancies, and cap rates. The model produces PD and LGD on a quarter-by-quarter basis for the life of loan.

The owner-occupied commercial real-estate portfolio utilizes a top-down macroeconomic model using linear regression. This model produces portfolio level quarterly net charge-off rates for 10 years and carries forward the last quarter's expected loss percentage projection to remaining periods. The primary economic drivers for this model are the 7-year A vs Aa corporate bond spread and S&P 500 corporate after-tax profits.

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

The Company evaluated each qualitative factor as of December 31, 2021, and made qualitative overlay adjustments of approximately $17.1 million to increase the amounts indicated by the models as considered necessary to adequately reflect the significant changes in credit conditions and overall portfolio risk.

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

The following tables summarize activity related to the allowance for credit losses by portfolio segment as of December 31, 2021 and 2020:

	December 31, 2021
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$141,710	$150,864	$27,964	$7,863	$328,401
(Recapture) provision for credit losses on loans and leases	(42,136)	10,431	250	(3,677)	(35,132)
Charge-offs	(1,144)	(54,425)	(70)	(3,658)	(59,297)
Recoveries	645	10,703	924	2,168	14,440
Net (charge-offs) recoveries	(499)	(43,722)	854	(1,490)	(44,857)
Balance, end of period	$99,075	$117,573	$29,068	$2,696	$248,412
Reserve for unfunded commitments
Balance, beginning of period	$15,360	$2,190	$1,661	$1,075	$20,286
(Recapture) provision for credit losses on unfunded commitments	(6,899)	(162)	296	(754)	(7,519)
Balance, end of period	8,461	2,028	1,957	321	12,767
Total allowance for credit losses	$107,536	$119,601	$31,025	$3,017	$261,179

	December 31, 2020
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$50,847	$73,820	$24,714	$8,248	$157,629
Impact of CECL adoption	5,077	44,009	2,099	(1,186)	49,999
Adjusted balance, beginning of period	55,924	117,829	26,813	7,062	207,628
Provision (recapture) for credit losses on loans and leases	86,186	101,478	(190)	4,401	191,875
Charge-offs	(1,413)	(76,488)	(521)	(6,074)	(84,496)
Recoveries	1,013	8,045	1,862	2,474	13,394
Net (charge-offs) recoveries	(400)	(68,443)	1,341	(3,600)	(71,102)
Balance, end of period	$141,710	$150,864	$27,964	$7,863	$328,401
Reserve for unfunded commitments
Balance, beginning of period	$534	$2,539	$149	$1,884	$5,106
Impact of CECL adoption	4,030	(487)	1,267	(1,572)	3,238
Adjusted balance, beginning of period	4,564	2,052	1,416	312	8,344
Provision for credit losses on unfunded commitments	10,796	138	245	763	11,942
Balance, end of period	15,360	2,190	1,661	1,075	20,286
Total allowance for credit losses	$157,070	$153,054	$29,625	$8,938	$348,687

The following table presents the unfunded loan and lease commitments for the years ended December 31, 2021 and 2020:

(in thousands)	Total
December 31, 2021	$6,971,443
December 31, 2020	$5,672,009

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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements is determined by the LGD calculated by the CECL model and therefore leases and equipment finance agreements on non-accrual will have an allowance for credit losses until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the year ended December 31, 2021.

Due to the deterioration of the U.S. economy resulting from the COVID-19 pandemic, the Company had an increase in loan payment deferral and forbearance requests. Once a deferral or forbearance request is received, a late charge waiver is put in place and payments are suspended for an agreed-upon period. Accrued and unpaid interest during the deferral period will be collected upon the expiration of the deferral or on a regular repayment schedule at the end of the deferral period. For certain loan types, the maturity date may be extended to allow for full amortization. In accordance with various government-mandated programs, these loans are generally classified based on their past due status prior to their deferral period; as such, they are classified as performing loans that accrue interest. As of December 31, 2021, loans of approximately $119.0 million are currently deferred under various federal and state guidelines and are classified as current as their contractual payments have been deferred. These deferred loans do not include deferrals of delinquent repurchased GNMA loans as the credit risk of these loans are guaranteed by government programs such as Federal Housing Agency, Veterans Affairs, and USDA Rural Development. At December 31, 2021, approximately $89.8 million of GNMA repurchased loans were on deferral. At December 31, 2020, the Bank had $355.5 million in deferred loans under various federal and state guidelines, excluding GNMA repurchased loans on deferral of $177.7 million.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of December 31, 2021 and 2020:

	December 31, 2021
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual (1)	Current	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$388	$1,138	$—	$1,526	$3,384	$3,781,977	$3,786,887
Owner occupied term, net	101	65	1	167	2,383	2,329,872	2,332,422
Multifamily, net	—	—	—	—	—	4,051,202	4,051,202
Construction & development, net	—	—	—	—	—	890,338	890,338
Residential development, net	—	—	—	—	—	206,990	206,990
Commercial
Term, net	4,627	2,345	4	6,976	4,225	2,997,272	3,008,473
Lines of credit & other, net	300	2	357	659	—	910,074	910,733
Leases & equipment finance, net	6,806	8,951	3,799	19,556	8,873	1,439,247	1,467,676
Residential
Mortgage, net	802	3,668	27,249	31,719	—	4,485,547	4,517,266
Home equity loans & lines, net	1,214	491	732	2,437	—	1,194,733	1,197,170
Consumer & other, net	396	386	194	976	—	183,047	184,023
Total, net of deferred fees and costs	$14,634	$17,046	$32,336	$64,016	$18,865	$22,470,299	$22,553,180
(1) Loans and leases on non-accrual with an amortized cost basis of $18.9 million had a related allowance for credit losses of $7.5 million at December 31, 2021.

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

Collateral Dependent Loans and Leases

Loans are classified as collateral dependent when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes the amortized cost basis of the collateral dependent loans and leases by the type of collateral securing the assets as of December 31, 2021. There have been no significant changes in the level of collateralization from the prior periods.

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$3,104	$—	$—	$3,104
Owner occupied term, net	—	2,034	—	—	2,034
Commercial
Term, net	980	520	626	1,695	3,821
Line of credit & other, net	—	—	—	1	1
Leases & equipment finance, net	—	—	8,873	—	8,873
Residential
Mortgage, net	31,569	—	—	—	31,569
Home equity loans & lines, net	3,032	—	—	—	3,032
Total net of deferred fees and costs	$35,581	$5,658	$9,499	$1,696	$52,434

Troubled Debt Restructuring

At December 31, 2021 and 2020, troubled debt restructured loans of $6.7 million and $15.0 million, respectively, were classified as accruing TDR loans. The TDRs were granted in response to borrower financial difficulties, and generally provide for a temporary modification of loan repayment terms. In order for a new TDR loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

There were no available commitments for troubled debt restructuring outstanding as of December 31, 2021 and 2020.

The following tables present TDR loans by accrual versus non-accrual status and by portfolio segment as of December 31, 2021 and 2020:

	December 31, 2021
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$1,031	$59	$1,090	5
Residential, net	5,641	—	5,641	35
Consumer & other, net	22	—	22	3
Total, net of deferred fees and costs	$6,694	$59	$6,753	43

	December 31, 2020
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$1,345	$289	$1,634	7
Commercial, net	1,231	—	1,231	1
Residential, net	12,415	—	12,415	75
Total, net of deferred fees and costs	$14,991	$289	$15,280	83

The following table presents loans that were determined to be TDRs during the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Commercial, net	$—	$8,508
Residential, net	6,711	15,397
Consumer & other, net	36	74
Total, net of deferred fees and costs	$6,747	$23,979

For the periods presented in the table above, the outstanding recorded investment was the same pre and post modification and all modifications were combination modifications. There were no loans modified as troubled debt restructuring within the previous 12 months for which there was a payment default during the year ended December 31, 2021. There were $1.3 million in loans modified as troubled debt restructuring within the previous 12 months for which there was a payment default during the year ended December 31, 2020.

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

The following tables represent the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of December 31, 2021:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$901,230	$434,875	$618,879	$431,098	$308,872	$942,501	$1,313	$3,679	$3,642,447
Special mention	—	1,311	1,411	12,252	844	38,268	—	—	54,086
Substandard	19,270	2,214	2,605	53,312	2,990	9,641	—	—	90,032
Doubtful	—	—	—	—	—	78	—	—	78
Loss	—	—	—	—	—	244	—	—	244
Total non-owner occupied term, net	$920,500	$438,400	$622,895	$496,662	$312,706	$990,732	$1,313	$3,679	$3,786,887
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$594,677	$237,814	$369,483	$245,707	$227,201	$601,934	$5,017	$737	$2,282,570
Special mention	—	—	7,445	10,739	4,936	12,219	—	—	35,339
Substandard	—	897	674	1,815	—	10,697	—	—	14,083
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	430	—	—	430
Total owner occupied term, net	$594,677	$238,711	$377,602	$258,261	$232,137	$625,280	$5,017	$737	$2,332,422
Multifamily, net
Credit quality indicator:
Pass/Watch	$1,700,221	$380,506	$748,207	$346,192	$334,688	$510,385	$26,475	$2,931	$4,049,605
Special mention	—	—	—	—	—	1,597	—	—	1,597
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$1,700,221	$380,506	$748,207	$346,192	$334,688	$511,982	$26,475	$2,931	$4,051,202
Construction & development, net
Credit quality indicator:
Pass/Watch	$264,489	$310,207	$237,435	$48,911	$18,375	$136	$2,382	$—	$881,935
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	8,403	—	—	—	—	8,403
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$264,489	$310,207	$237,435	$57,314	$18,375	$136	$2,382	$—	$890,338
Residential development, net
Credit quality indicator:
Pass/Watch	$28,744	$15,623	$—	$—	$—	$—	$156,587	$6,036	$206,990
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$28,744	$15,623	$—	$—	$—	$—	$156,587	$6,036	$206,990

Total commercial real estate	$3,508,631	$1,383,447	$1,986,139	$1,158,429	$897,906	$2,128,130	$191,774	$13,383	$11,267,839

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$1,102,310	$306,969	$200,352	$179,217	$206,405	$215,105	$699,230	$14,075	$2,923,663
Special mention	—	4,454	97	28,971	587	825	27,909	1,501	64,344
Substandard	1,217	9,827	—	1,095	2,648	1,264	—	3,189	19,240
Doubtful	—	—	—	—	809	—	—	—	809
Loss	—	—	—	417	—	—	—	—	417
Total term, net	$1,103,527	$321,250	$200,449	$209,700	$210,449	$217,194	$727,139	$18,765	$3,008,473
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$31,836	$9,170	$16,529	$10,945	$334	$1,605	$812,207	$8,498	$891,124
Special mention	—	—	—	—	—	—	8,830	752	9,582
Substandard	714	414	—	—	—	1,118	3,238	4,540	10,024
Doubtful	—	—	—	—	—	—	1	—	1
Loss	—	—	—	—	—	—	1	1	2
Total lines of credit & other, net	$32,550	$9,584	$16,529	$10,945	$334	$2,723	$824,277	$13,791	$910,733
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$599,301	$325,379	$282,101	$138,627	$43,950	$38,965	$—	$—	$1,428,323
Special mention	2,512	1,965	1,782	1,690	572	130	—	—	8,651
Substandard	4,280	7,333	2,682	1,448	578	160	—	—	16,481
Doubtful	3,781	3,232	3,238	1,343	663	636	—	—	12,893
Loss	614	258	187	84	179	6	—	—	1,328
Total leases & equipment finance, net	$610,488	$338,167	$289,990	$143,192	$45,942	$39,897	$—	$—	$1,467,676

Total commercial	$1,746,565	$669,001	$506,968	$363,837	$256,725	$259,814	$1,551,416	$32,556	$5,386,882

Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$2,252,704	$606,671	$585,923	$190,673	$209,990	$639,585	$—	$—	$4,485,546
Special mention	372	—	555	81	632	2,830	—	—	4,470
Substandard	—	1,379	4,430	1,147	3,098	15,692	—	—	25,746
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	907	—	—	597	—	—	1,504
Total mortgage, net	$2,253,076	$608,050	$591,815	$191,901	$213,720	$658,704	$—	$—	$4,517,266
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$972	$—	$—	$18	$—	$10,973	$1,151,063	$31,708	$1,194,734
Special mention	—	—	—	—	—	102	1,355	248	1,705
Substandard	—	—	—	—	—	96	280	213	589
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	36	42	64	142
Total home equity loans & lines, net	$972	$—	$—	$18	$—	$11,207	$1,152,740	$32,233	$1,197,170

Total residential	$2,254,048	$608,050	$591,815	$191,919	$213,720	$669,911	$1,152,740	$32,233	$5,714,436

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Consumer & other, net:
Credit quality indicator:
Pass/Watch	$15,375	$10,955	$12,167	$5,395	$3,983	$5,070	$128,264	$1,835	$183,044
Special mention	—	23	41	1	113	113	391	101	783
Substandard	—	3	15	—	17	25	55	71	186
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	7	3	—	10
Total consumer & other, net	$15,375	$10,981	$12,223	$5,396	$4,113	$5,215	$128,713	$2,007	$184,023

Grand total	$7,524,619	$2,671,479	$3,097,145	$1,719,581	$1,372,464	$3,063,070	$3,024,643	$80,179	$22,553,180

The following tables represent the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of December 31, 2020:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$496,412	$677,975	$489,350	$379,691	$338,257	$932,207	$2,855	$4,139	$3,320,886
Special mention	13,281	1,432	40,899	2,800	31,699	27,167	—	—	117,278
Substandard	3,129	2,668	19,951	3,062	19,806	18,586	—	—	67,202
Doubtful	—	—	—	—	—	103	—	—	103
Loss	—	—	—	—	—	333	—	—	333
Total non-owner occupied term, net	$512,822	$682,075	$550,200	$385,553	$389,762	$978,396	$2,855	$4,139	$3,505,802
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$284,698	$414,715	$321,900	$344,606	$257,969	$610,893	$6,270	$783	$2,241,834
Special mention	3,641	8,373	13,143	7,365	3,425	18,386	—	—	54,333
Substandard	2,657	1,694	9,868	2,846	4,356	14,609	282	975	37,287
Doubtful	—	—	—	—	—	61	—	—	61
Loss	—	—	—	—	—	430	—	—	430
Total owner occupied term, net	$290,996	$424,782	$344,911	$354,817	$265,750	$644,379	$6,552	$1,758	$2,333,945

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Multifamily, net
Credit quality indicator:
Pass/Watch	$383,871	$870,871	$593,076	$574,185	$276,108	$618,031	$23,282	$2,956	$3,342,380
Special mention	—	—	—	—	—	6,601	—	—	6,601
Substandard	—	—	—	215	—	—	—	—	215
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$383,871	$870,871	$593,076	$574,400	$276,108	$624,632	$23,282	$2,956	$3,349,196
Construction & development, net
Credit quality indicator:
Pass/Watch	$146,012	$283,052	$255,449	$127,564	$—	$372	$—	$—	$812,449
Special mention	1,637	—	14,392	—	—	—	—	—	16,029
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$147,649	$283,052	$269,841	$127,564	$—	$372	$—	$—	$828,478
Residential development, net
Credit quality indicator:
Pass/Watch	$17,188	$2,571	$2,151	$—	$—	$—	$163,320	$2,507	$187,737
Special mention	—	—	—	—	—	—	5,024	—	5,024
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$17,188	$2,571	$2,151	$—	$—	$—	$168,344	$2,507	$192,761

Total commercial real estate	$1,352,526	$2,263,351	$1,760,179	$1,442,334	$931,620	$2,247,779	$201,033	$11,360	$10,210,182
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$2,146,758	$294,576	$323,744	$240,458	$67,502	$226,137	$626,878	$29,598	$3,955,651
Special mention	4,859	548	13,395	1,265	273	1,416	1,036	2,259	25,051
Substandard	251	1,105	24,845	7,259	1,137	561	—	8,029	43,187
Doubtful	—	—	—	—	—	578	—	—	578
Loss	—	—	—	—	—	—	—	—	—
Total term, net	$2,151,868	$296,229	$361,984	$248,982	$68,912	$228,692	$627,914	$39,886	$4,024,467
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$27,503	$27,395	$26,731	$548	$1,679	$531	$709,606	$5,578	$799,571
Special mention	4,033	—	—	1	77	299	42,882	271	47,563
Substandard	501	472	—	195	377	940	6,958	6,177	15,620
Doubtful	—	—	—	—	—	—	4	—	4
Loss	—	—	—	—	—	—	1	1	2
Total lines of credit & other, net	$32,037	$27,867	$26,731	$744	$2,133	$1,770	$759,451	$12,027	$862,760

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$502,305	$442,692	$239,551	$125,619	$64,400	$7,619	$—	$—	$1,382,186
Special mention	2,321	4,918	7,765	3,797	1,983	99	—	—	20,883
Substandard	6,999	7,193	11,617	1,945	2,081	157	—	—	29,992
Doubtful	2,615	8,255	4,834	2,880	1,343	79	—	—	20,006
Loss	101	1,481	1,015	635	309	22	—	—	3,563
Total leases & equipment finance, net	$514,341	$464,539	$264,782	$134,876	$70,116	$7,976	$—	$—	$1,456,630

Total commercial	$2,698,246	$788,635	$653,497	$384,602	$141,161	$238,438	$1,387,365	$51,913	$6,343,857

Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$809,232	$1,136,220	$393,041	$406,069	$424,270	$669,862	$—	$—	$3,838,694
Special mention	—	397	286	688	946	3,183	—	—	5,500
Substandard	335	1,398	1,822	4,133	6,381	11,113	—	—	25,182
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	1,314	—	—	—	1,216	—	—	2,530
Total mortgage, net	$809,567	$1,139,329	$395,149	$410,890	$431,597	$685,374	$—	$—	$3,871,906
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$40	$—	$20	$—	$259	$16,575	$1,077,753	$37,008	$1,131,655
Special mention	—	—	—	—	—	211	1,537	198	1,946
Substandard	—	—	—	—	—	43	254	233	530
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	182	1,107	644	1,933
Total home equity loans & lines, net	$40	$—	$20	$—	$259	$17,011	$1,080,651	$38,083	$1,136,064

Total residential	$809,607	$1,139,329	$395,169	$410,890	$431,856	$702,385	$1,080,651	$38,083	$5,007,970
Consumer & other, net:
Credit quality indicator:
Pass/Watch	$24,408	$22,802	$11,372	$4,170	$2,582	$4,101	$143,813	$2,789	$216,037
Special mention	—	95	79	27	28	3	660	74	966
Substandard	—	25	—	—	2	—	205	110	342
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	10	3	—	13
Total consumer & other, net	$24,408	$22,922	$11,451	$4,197	$2,612	$4,114	$144,681	$2,973	$217,358

Grand total	$4,884,787	$4,214,237	$2,820,296	$2,242,023	$1,507,249	$3,192,716	$2,813,730	$104,329	$21,779,367

Note 6–Premises and Equipment
The following table presents the major components of premises and equipment at December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020	Estimated useful life
Land	$33,031	$33,835
Buildings and improvements	201,652	206,889	7 - 39 years
Furniture, fixtures and equipment	139,966	138,295	4 - 20 years
Software	109,279	108,244	3 - 7 years
Construction in progress and other	12,230	12,137
Total premises and equipment	496,158	499,400
Less: Accumulated depreciation and amortization	(325,033)	(321,350)
Premises and equipment, net	$171,125	$178,050

Depreciation expense totaled $25.7 million, $32.1 million, and $37.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 7 – Leases

The Company leases store locations, corporate office space, and equipment under non-cancelable operating leases. The following table presents the balance sheet information related to leases as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Leases
Operating lease right-of-use assets	$82,366	$104,937
Operating lease liabilities	$95,427	$113,593

The following table presents the weighted-average operating lease term and weighted-average discount rate as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)	5.5	5.9
Weighted-average discount rate	2.86%	3.10%

The following table presents the components of lease expense for the years ended December 31, 2021, 2020, and 2019:

(in thousands)
Lease Costs	2021	2020	2019
Operating lease costs	$29,694	$32,862	$32,358
Short-term lease costs	609	472	820
Variable lease costs	22	(11)	8
Sublease income	(2,626)	(2,106)	(2,765)
Net lease costs	$27,699	$31,217	$30,421

For the year ended December 31, 2021, there were $6.9 million in ROU asset impairments recorded in other expenses. The impairments were due to accelerated depreciation for leases which the Company chose to exit due to consolidations of back-office space and store consolidations.

The following table presents the supplemental cash flow information related to leases for the year ended December 31, 2021, 2020, and 2019:

(in thousands)
Cash Flows	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,697	$32,639	$33,004
Right of use assets obtained in exchange for new operating lease liabilities	$15,033	$21,746	$27,878

The following table presents the maturities of lease liabilities as of December 31, 2021:

(in thousands)
Year	Operating Leases
2022	$28,452
2023	22,799
2024	18,164
2025	13,400
2026	8,286
Thereafter	12,487
Total lease payments	103,588
Less: imputed interest	(8,161)
Present value of lease liabilities	$95,427

Note 8–Goodwill and Other Intangible Assets
At December 31, 2021, there was no goodwill, as compared to goodwill of $2.7 million at December 31, 2020. Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed. During the year ended December 31, 2020, the Company recorded a goodwill impairment of $1.8 billion based on the analysis of goodwill performed as of March 31, 2020. There was no activity for goodwill for the period ending December 31, 2019. The Company completed a qualitative and quantitative impairment analysis as of March 31, 2020, and recorded a goodwill impairment of $1.8 billion during the year ended December 31, 2020, related to the Wholesale Bank and Retail Bank reporting units. Goodwill of $2.7 million was removed with the sale of Umpqua Investments in April 2021.

The following table summarizes the change in the Company's goodwill for the years ended December 31, 2021 and 2020:

	Goodwill
(in thousands)	Gross	Accumulated Impairment	Total
Balance, December 31, 2019	$1,900,727	$(113,076)	$1,787,651
Goodwill impairment	—	(1,784,936)	(1,784,936)
Balance, December 31, 2020	$1,900,727	$(1,898,012)	$2,715
Disposal	(2,715)	—	(2,715)
Balance, December 31, 2021	$1,898,012	$(1,898,012)	$—

Core deposit intangible asset values were determined by an analysis of the cost differential between the core deposits inclusive of estimated servicing costs and alternative funding sources for core deposits acquired through business combinations. The core deposit intangible assets recorded are amortized on an accelerated basis over a period of approximately 10 years. No impairment losses separate from the scheduled amortization have been recognized in the periods presented. The following table summarizes the changes in the Company's other intangible assets for the years ended December 31, 2019, 2020, and 2021.

	Other Intangible Assets
(in thousands)	Gross	Accumulated Amortization	Net
Balance, December 31, 2018	$113,471	$(89,507)	$23,964
Amortization	—	(5,618)	(5,618)
Balance, December 31, 2019	113,471	(95,125)	18,346
Amortization	—	(4,986)	(4,986)
Balance, December 31, 2020	113,471	(100,111)	13,360
Amortization	—	(4,520)	(4,520)
Balance, December 31, 2021	$113,471	$(104,631)	$8,840

The table below presents the forecasted amortization expense for intangible assets at December 31, 2021:

(in thousands)
Year	Expected Amortization
2022	$4,095
2023	3,686
2024	1,059
Thereafter	—
Total intangible assets	$8,840

Note 9 – Residential Mortgage Servicing Rights

The Company measures its mortgage servicing rights at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in the Company's residential mortgage servicing rights for the years ended December 31, 2021, 2020, and 2019:

(in thousands)	2021	2020	2019
Balance, beginning of period	$92,907	$115,010	$169,025
Additions for new MSR capitalized	38,522	51,000	25,169
Sale of MSR assets	—	—	(34,401)
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(18,903)	(19,680)	(25,408)
Changes due to valuation inputs or assumptions (1)	11,089	(53,423)	(19,375)
Balance, end of period	$123,615	$92,907	$115,010
(1) The change in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the serviced loan portfolio as of December 31, 2021, 2020, and 2019 is as follows:

(dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Balance of loans serviced for others	$12,755,671	$13,026,720	$12,276,943
MSR as a percentage of serviced loans	0.97%	0.71%	0.94%

In 2019, Umpqua closed on the sale of $34.4 million in residential mortgage servicing rights for $3.4 billion of residential mortgage loans serviced for others. The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, net, was $36.8 million, $35.7 million, and $42.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Key assumptions used in measuring the fair value of MSR as of December 31, 2021, 2020, and 2019 were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Constant prepayment rate	12.75%	18.48%	13.33%
Discount rate	9.57%	9.72%	9.75%
Weighted average life (years)	5.9	4.9	6.0

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(6,442)	$(5,611)
Effect on fair value of a 20% adverse change	$(12,092)	$(10,833)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(4,643)	$(3,339)
Effect on fair value of a 200 basis point adverse change	$(8,942)	$(6,448)

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

Note 10 - Other Assets
Other assets consisted of the following at December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Derivative assets	$177,423	$342,510
Low-income housing tax credit investments	135,745	108,549
Accrued interest receivable	70,537	83,804
Income taxes receivable	36,951	23,188
Prepaid expenses	34,375	30,890
Investment in unconsolidated trust subsidiaries	13,962	13,962
Insurance premium receivable	9,736	10,701
Commercial servicing asset	7,931	6,144
Other real estate owned	1,868	1,810
Other	53,914	47,471
Total other assets	$542,442	$669,029

The Company invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investments using the proportional amortization method; amortization of the investment in qualified affordable housing projects is recorded in the provision for income taxes together with the tax credits and benefits received. As of December 31, 2021, 2020, and 2019, the Company recognized $10.0 million, $7.0 million, and $3.6 million, respectively, of proportional amortization as a component of income tax expense and recognized $12.3 million, $8.4 million, and $4.3 million, respectively, in affordable housing tax credits and other tax benefits during the years. The Company's remaining capital commitments to these partnerships at December 31, 2021 and 2020 were approximately $84.5 million and $67.0 million, respectively, and are included in Other Liabilities.

Note 11 – Income Taxes

The following table presents the components of income tax provision for the years ended December 31, 2021, 2020, and 2019:

(in thousands)	Current	Deferred	Total
Year ended December 31, 2021:
Federal	$71,969	$32,099	$104,068
State	25,086	8,706	33,792
Total provision for income taxes	$97,055	$40,805	$137,860
Year ended December 31, 2020:
Federal	$96,575	$(46,556)	$50,019
State	33,368	(16,387)	16,981
Total provision for income taxes	$129,943	$(62,943)	$67,000
Year ended December 31, 2019:
Federal	$90,227	$(5,123)	$85,104
State	28,125	1,579	29,704
Total provision for income taxes	$118,352	$(3,544)	$114,808

The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Statutory Federal income tax rate	21.0%	21.0%	21.0%
State tax, net of Federal benefit	5.6%	(1.0)%	5.0%
Merger expenses	0.4%	—%	—%
Low-income housing tax credits	(0.2)%	0.1%	(0.1)%
State audit refunds	(0.2)%	—%	—%
BOLI	(0.4)%	0.2%	(0.4)%
Reversal of unrecognized tax benefits	(0.5)%	—%	—%
Tax-exempt income	(0.9)%	0.3%	(1.2)%
Impairment of goodwill	—%	(25.0)%	—%
Other	(0.1)%	(0.2)%	0.2%
Effective income tax rate	24.7%	(4.6)%	24.5%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax liabilities recorded in other liabilities on the consolidated balance sheets as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Allowance for credit losses	$65,182	$86,120
Operating lease liabilities	24,556	29,239
Accrued severance and deferred compensation	17,343	16,729
Accrued bonuses	12,898	9,002
Other	25,700	35,362
Total gross deferred tax assets	145,679	176,452
Deferred tax liabilities:
Residential mortgage servicing rights	33,837	25,476
Direct financing leases	33,164	25,802
Fair market value adjustment on junior subordinated debentures	22,501	32,251
Deferred loan fees and costs	22,036	19,564
Operating lease right-of-use asset	21,195	27,010
Unrealized gains on investment securities	2,645	35,234
Other	14,654	15,466
Total gross deferred tax liabilities	150,032	180,803
Valuation allowance	—	(1,090)
Net deferred tax liabilities	$(4,353)	$(5,441)

As of December 31, 2021 and 2020, the Company's gross deferred tax assets included $800,000 and $1.5 million, respectively, of state NOL carryforwards expiring in tax years 2029-2031. For the year ended December 31, 2021, the Company has determined there is sufficient positive evidence to conclude that it is more likely than not that the benefit from certain state NOL carryforwards will be realized. The Company has reversed the entire valuation allowance of $1.1 million that was previously recorded as of December 31, 2020. The Company has determined that no other valuation allowance for the remaining deferred tax assets is required as management believes it is more likely than not that the remaining gross deferred tax assets, net of the valuation allowance, of $145.7 million and $175.4 million at December 31, 2021 and 2020, respectively, will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the majority of states. The
Company no longer files income tax returns in Canada. The Company is no longer subject to U.S. and Canadian tax examinations for years before 2018, and is no longer subject to state tax examinations for years prior to 2017.

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

The Company had no gross unrecognized tax benefits as of December 31, 2021, but had gross unrecognized tax benefits in the amount of $4.3 million recorded as of December 31, 2020. Interest on unrecognized tax benefits is reported by the Company as a component of tax expense.

During 2021, a settlement was entered into with the state of California for the 2012 and 2013 tax years resulting in the reversal of $2.2 million of gross unrecognized tax benefits. The 2021 gross unrecognized tax benefits also includes a $2.2 million reversal related to the closure of prior tax years due to the lapse of statutes of limitations.

Detailed below is a reconciliation of the Company's gross unrecognized tax benefits for the years ended December 31, 2021 and 2020, respectively:

(in thousands)	2021	2020
Balance, beginning of period	$4,317	$4,307
Changes for tax positions of current year	—	10
Settlement	(2,158)	—
Lapse of statute of limitations	(2,159)	—
Balance, end of period	$—	$4,317

Note 12 – Interest Bearing Deposits

The following table presents the major types of interest bearing deposits at December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Interest bearing demand	$3,774,937	$3,051,487
Money market	7,611,718	7,173,920
Savings	2,375,723	1,912,752
Time, greater than $250,000	480,432	899,563
Time, $250,000 or less	1,328,151	1,951,706
Total interest bearing deposits	$15,570,961	$14,989,428

The following table presents the scheduled maturities of all time deposits as of December 31, 2021:

(in thousands)
Year	Amount
2022	$1,404,768
2023	275,352
2024	57,826
2025	26,922
2026	40,287
Thereafter	3,428
Total time deposits	$1,808,583

The following table presents the remaining maturities of uninsured deposits greater than $250,000 as of December 31, 2021:

(in thousands)	Amount
Three months or less	$140,133
Over three months through six months	104,760
Over six months through twelve months	96,398
Over twelve months	139,141
Uninsured deposits, greater than $250,000	$480,432

Note 13 – Securities Sold Under Agreements to Repurchase

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2021 and 2020:

(dollars in thousands)	Repurchase Amount	Weighted Average Interest Rate	Carrying Value of Underlying Assets	Market Value of Underlying Assets
December 31, 2021	$492,247	0.04%	$625,543	$625,543
December 31, 2020	$375,384	0.07%	$464,855	$464,855

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $455.0 million, $370.0 million, and $299.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. The maximum amount outstanding at any month end for the years ended December 31, 2021, 2020, and 2019, was $537.6 million, $398.4 million, and $336.8 million, respectively. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.

Note 14 – Federal Funds Purchased

At December 31, 2021 and 2020, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $8.5 billion at December 31, 2021, subject to certain collateral requirements. The Bank had available lines of credit with the Federal Reserve totaling $999.5 million subject to certain collateral requirements, namely the amount of certain pledged loans at December 31, 2021. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at December 31, 2021. At December 31, 2021, the lines of credit had interest rates ranging from 0.25% to 1.5%. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Note 15 – Borrowings

The Bank had outstanding secured advances from the FHLB at December 31, 2021 and 2020 with carrying values of $6.3 million and $771.5 million, respectively. The maximum amount outstanding from the FHLB under term advances at a month end during 2021 and 2020 was $645.0 million and $1.2 billion, respectively. The average balance outstanding during 2021 and 2020 was $194.6 million and $1.0 billion, respectively. The average contractual interest rate on the borrowings was 7.1% in 2021 and 1.2% in 2020. At December 31, 2021, the remaining FHLB advance matures in 2030. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. The Bank has pledged as collateral for these secured advances all FHLB stock, all funds on deposit with the FHLB, investment and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

Note 16 – Junior Subordinated Debentures

Following is information about the Company's wholly-owned Trusts as of December 31, 2021:

(dollars in thousands)
Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$18,454	Floating rate, LIBOR plus 3.35%, adjusted quarterly	3.89%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	27,925	Floating rate, LIBOR plus 3.45%, adjusted quarterly	3.99%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	8,726	Floating rate, LIBOR plus 2.85%, adjusted quarterly	3.51%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	8,646	Floating rate, LIBOR plus 2.85%, adjusted quarterly	3.66%	March 2034
Umpqua Master Trust I	August 2007	41,238	27,270	Floating rate, LIBOR plus 1.35%, adjusted quarterly	2.35%	September 2037
Umpqua Master Trust IB	September 2007	20,619	16,475	Floating rate, LIBOR plus 2.75%, adjusted quarterly	3.70%	December 2037
Sterling Capital Trust III	April 2003	14,433	12,791	Floating rate, LIBOR plus 3.25%, adjusted quarterly	3.82%	April 2033
Sterling Capital Trust IV	May 2003	10,310	9,009	Floating rate, LIBOR plus 3.15%, adjusted quarterly	3.78%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	18,115	Floating rate, LIBOR plus 3.25%, adjusted quarterly	3.95%	June 2033
Sterling Capital Trust VI	June 2003	10,310	8,972	Floating rate, LIBOR plus 3.20%, adjusted quarterly	3.91%	September 2033
Sterling Capital Trust VII	June 2006	56,702	39,396	Floating rate, LIBOR plus 1.53%, adjusted quarterly	2.49%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	35,982	Floating rate, LIBOR plus 1.63%, adjusted quarterly	2.63%	December 2036
Sterling Capital Trust IX	July 2007	46,392	31,060	Floating rate, LIBOR plus 1.40%, adjusted quarterly	2.29%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	8,080	Floating rate, LIBOR plus 3.15%, adjusted quarterly	3.87%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	7,554	Floating rate, LIBOR plus 1.80%, adjusted quarterly	2.73%	June 2035
Klamath First Capital Trust I	July 2001	15,464	14,626	Floating rate, LIBOR plus 3.75%, adjusted semiannually	4.13%	July 2031
Total junior subordinated debentures at fair value		379,390	293,081
AT AMORTIZED COST:
Humboldt Bancorp Statutory Trust II	December 2001	10,310	10,842	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.13%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	29,302	Floating rate, LIBOR plus 2.95%, adjusted quarterly	2.56%	September 2033
CIB Capital Trust	November 2002	10,310	10,781	Floating rate, LIBOR plus 3.45%, adjusted quarterly	3.04%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	3.71%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	3.81%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.02%	October 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	3.02%	September 2033
Total junior subordinated debentures at amortized cost		85,572	88,041
Total junior subordinated debentures		$464,962	$381,122
(1)Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures  assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.
(2)Contractual interest rate of junior subordinated debentures.
(3)Effective interest rate based upon the carrying value as of December 31, 2021.

The Trusts are reflected as junior subordinated debentures, either at fair value or at amortized cost.  The common stock issued by the Trusts is recorded in other assets, and totaled $14.0 million at both December 31, 2021 and 2020. As of December 31, 2021, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling Financial Corporation. Based on an increase in the implied forward curve and a decrease in the credit spread, offset by the spot curve shifting higher, the fair value of the junior subordinated debentures increased during the year. A loss of $37.9 million for the year ended December 31, 2021, as compared to the gain of $18.8 million for the year ended December 31, 2020, were recorded in other comprehensive income.

Note 17 – Employee Benefit Plans

Employee Savings Plan-Substantially all of the Company's employees are eligible to participate in the Umpqua 401(k) Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company's Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. The Company's contributions charged to expense including the match and profit sharing amounted to $10.9 million, $11.1 million, and $8.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Deferred Compensation/Supplemental Retirement Plans-The Company has established the Umpqua Holdings Corporation Deferred Compensation & Supplemental Retirement Plan, a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Board. The DC/SRP has two components, a supplemental retirement plan and a deferred compensation plan. The Company may make discretionary contributions to the SRP. The SRP plan balances at December 31, 2021 and 2020 were $577,000 and $559,000, respectively, and are recorded in other liabilities. Under the DC, eligible officers may elect to defer up to 50% of their salary into a plan account. The DC plan balance was $10.5 million and $10.3 million at December 31, 2021 and 2020, respectively. In addition, the Company has established a supplemental retirement plan for the former Executive Chairman of the Board of Directors. The balance for this plan was $8.7 million and $9.1 million as of December 31, 2021 and 2020, respectively.
Acquired Plans- In connection with prior acquisitions, the Bank assumed liability for certain salary continuation, supplemental retirement, and deferred compensation plans for key employees, retired employees and directors of acquired institutions. Subsequent to the effective date of these acquisitions, no additional contributions were made to these plans. These plans are unfunded, and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee's death prior to or during retirement, the Bank, in certain cases, is obligated to pay to the designated beneficiary the benefits set forth under the plans. At December 31, 2021 and 2020, liabilities recorded for the estimated present value of future plan benefits totaled $27.8 million and $28.9 million, respectively, and are recorded in other liabilities. For the years ended December 31, 2021, 2020, and 2019, expense recorded for these benefits totaled $2.2 million, $3.6 million, and $1.5 million, respectively.

Rabbi Trusts-The Bank has established, for the DC/SRP plan noted above, and sponsors, for some deferred compensation plans assumed in connection with prior mergers, irrevocable trusts commonly referred to as rabbi trusts. The trust assets (generally trading assets) are consolidated in the Company's balance sheets and the associated liability (which equals the related asset balances) is included in other liabilities. The asset and liability balances related to these trusts as of December 31, 2021 and 2020 were $12.5 million and $12.8 million, respectively.

Bank-Owned Life Insurance-The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank's intent to hold these policies as a long-term investment. However, there will be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. At December 31, 2021 and 2020, the cash surrender value of these policies was $327.7 million and $323.5 million, respectively. At December 31, 2021 and 2020, the Bank also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $4.0 million and $3.7 million, respectively. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

Note 18 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	December 31, 2021
Commitments to extend credit	$6,862,468
Forward sales commitments	$507,631
Commitments to originate residential mortgage loans held for sale	$313,570
Standby letters of credit	$108,975

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on for the years ended December 31, 2021 and 2020. At December 31, 2021, approximately $102.8 million of standby letters of credit expire within one year, and $6.2 million expire thereafter. During the years ended December 31, 2021 and 2020, the Bank recorded approximately $1.7 million and $1.6 million, respectively, in fees associated with standby letters of credit.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of December 31, 2021, the Company had a residential mortgage loan repurchase reserve liability of $420,000. For loans sold to GNMA, the Bank has a unilateral right but not the obligation to repurchase loans that are past due 90 days or more. As of December 31, 2021, the Bank has no recorded liability for the loans subject to this repurchase right.

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

The Company is the defendant in certain complaints that generally allege that the registration statement filings related to the Merger Agreement contain material omissions of sections of the Securities Exchange Act of 1934, as amended. In addition, the complaints contain allegations of breach of fiduciary duty, aiding and abetting such breach of fiduciary duty, and fraudulent and negligent misrepresentation. The complaints seek various legal and equitable relief, generally including, among other things, orders (i) enjoining the defendants from proceeding with, consummating or closing the proposed transaction until the allegedly omitted information is disclosed, (ii) rescinding the mergers if consummated, or awarding certain damages, (iii) directing the Umpqua board of directors and Columbia board of directors to file a corrected Joint Proxy Statement/Prospectus, and (iv) awarding plaintiffs' costs, including attorneys' fees.

Contingencies—On October 12, 2021, Umpqua and Columbia announced that their boards of directors unanimously approved a Merger Agreement under which the two companies will combine in an all-stock transaction. Under the terms of the Merger Agreement, Umpqua shareholders will receive 0.5958 of a share of Columbia stock for each Umpqua share they own. Upon completion of the transaction, Umpqua shareholders will own approximately 62% and Columbia shareholders will own approximately 38% of the combined company. The merger is expected to close in mid-2022, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals. The Merger Agreement provides certain termination rights for both Umpqua and Columbia and further provides that, upon termination of the Merger Agreement under certain circumstances, Umpqua or Columbia, as applicable, will be obligated to pay the other party a termination fee of $145.0 million. Refer to the subsequent event footnote for additional information.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 76% and 71% of the Bank's loan and lease portfolio for December 31, 2021 and 2020, respectively.  Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general or caused by the COVID-19 pandemic, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in 2021, 2020, and 2019. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2021, the Bank had commitments to originate mortgage loans held for sale totaling $313.6 million and forward sales commitments of $507.6 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of December 31, 2021, the Bank had 936 interest rate swaps with an aggregate notional amount of $7.0 billion related to this program. As of December 31, 2020, the Bank had 886 interest rate swaps with an aggregate notional amount of $6.2 billion related to this program.

As of December 31, 2021 and 2020, the termination value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.7 million and $370,000, respectively.  As of December 31, 2021 and 2020, the Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $92.6 million. In 2021, the Bank began to collateralize the majority of its initial margin with U.S. Treasury securities.

The Bank's interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for certain derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability. As of December 31, 2021 and 2020, the variation margin adjustments were negative adjustments of $172.9 million and $330.5 million, respectively.

The Bank incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. The net CVA reduced the settlement values of the Bank's net derivative assets by $10.0 million and $18.5 million as of December 31, 2021 and 2020, respectively. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The Bank's derivative assets are included in other assets, while the derivative liabilities are included in other liabilities on the consolidated balance sheet. The following table summarizes the types of derivatives, separately by assets and liabilities and the fair values of such derivatives as of December 31, 2021 and 2020:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest rate lock commitments	$4,641	$28,144	$—	$—
Interest rate forward sales commitments	615	7	699	7,257
Interest rate swaps	171,827	313,090	8,671	370
Foreign currency derivatives	340	1,269	305	1,155
Total derivative assets and liabilities	$177,423	$342,510	$9,675	$8,782

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded during the years ended December 31, 2021, 2020, and 2019:

(in thousands)
Derivatives not designated as hedging instrument	2021	2020	2019
Interest rate lock commitments	$(23,503)	$21,088	$298
Interest rate forward sales commitments	17,608	(61,403)	(12,096)
Interest rate swaps	8,395	(9,409)	(6,038)
Foreign currency derivatives	2,856	2,424	2,078
Total derivative gains (losses)	$5,356	$(47,300)	$(15,758)

Note 20 – Stock Compensation and Share Repurchase Plan

Stock-Based Compensation

The compensation cost related to restricted stock in Company stock granted to employees and included in salaries and employee benefits was $9.5 million, $8.1 million and $7.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. The total income tax benefit recognized related to stock-based compensation was $2.4 million, $2.1 million and $1.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, there was $12.4 million of total unrecognized compensation cost related to nonvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.84 years, assuming expected performance conditions are met for certain awards.

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares generally vest over three years, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the years ended December 31, 2021, 2020, and 2019:

	2021		2020		2019
(shares in thousands)	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	1,342	$17.02	1,183	$18.94	979	$19.10
Granted	631	$18.41	766	$15.09	628	$17.74
Vested/released	(555)	$17.17	(491)	$18.49	(388)	$17.34
Forfeited/expired	(33)	$17.54	(116)	$17.91	(36)	$19.58
Balance, end of period	1,385	$17.53	1,342	$17.02	1,183	$18.94

The total fair value of restricted shares vested and released was $9.5 million, $9.1 million, and $6.7 million, for the years ended December 31, 2021, 2020, and 2019, respectively.

For the years ended December 31, 2021, 2020, and 2019, the Company received income tax benefits of $2.4 million, $2.1 million, and $1.8 million, respectively, related to the vesting of restricted shares. The tax deficiency or benefit is recorded as income tax expense or benefit in the period the shares are vested.

Share Repurchase Plan

In July 2021, the Company announced that its Board approved a new share repurchase program, which authorizes the Company to repurchase up to $400 million of common stock over the next twelve months from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. The program replaced and supersedes the previously approved share repurchase program, which was scheduled to expire on July 31, 2021. As of December 31, 2021, a total of $321.8 million remained available to repurchase shares under the new share repurchase program. During the year ended December 31, 2021, 4.0 million shares were repurchased under the new plan. The Company repurchased 331,000, and 300,000 shares under the previous repurchase plan in the years ended December 31, 2020 and 2019, respectively.

The timing and amount of future repurchases would depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, our capital plan, and regulatory approvals. The repurchase program is currently halted, based on the announced merger with Columbia and in accordance with the Merger Agreement.

The Company also has restricted stock plans which provide for the payment of withholding taxes or the option exercise price by tendering previously owned or recently vested shares. Restricted shares cancelled to pay withholding taxes totaled 149,000, 163,000, and 115,000 shares during the years ended December 31, 2021, 2020, and 2019, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital and Tier 1 common to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2021, that the Company meets all capital adequacy requirements to which it is subject.
The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of Basel III at December 31, 2021 and 2020:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total Capital (to Risk Weighted Assets)
Consolidated	$3,429,047	14.26%	$1,923,934	8.00%	$2,404,917	10.00%
Umpqua Bank	$3,085,848	12.83%	$1,924,015	8.00%	$2,405,019	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$2,785,794	11.58%	$1,442,950	6.00%	$1,923,934	8.00%
Umpqua Bank	$2,893,593	12.03%	$1,443,011	6.00%	$1,924,015	8.00%
Tier 1 Common (to Risk Weighted Assets)
Consolidated	$2,785,794	11.58%	$1,082,213	4.50%	$1,563,196	6.50%
Umpqua Bank	$2,893,593	12.03%	$1,082,258	4.50%	$1,563,262	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$2,785,794	9.01%	$1,236,265	4.00%	$1,545,331	5.00%
Umpqua Bank	$2,893,593	9.36%	$1,236,518	4.00%	$1,545,648	5.00%
December 31, 2020
Total Capital (to Risk Weighted Assets)
Consolidated	$3,347,926	15.63%	$1,713,891	8.00%	$2,142,364	10.00%
Umpqua Bank	$3,134,116	14.63%	$1,713,809	8.00%	$2,142,262	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$2,636,194	12.31%	$1,285,418	6.00%	$1,713,891	8.00%
Umpqua Bank	$2,873,383	13.41%	$1,285,357	6.00%	$1,713,809	8.00%
Tier 1 Common (to Risk Weighted Assets)
Consolidated	$2,636,194	12.31%	$964,064	4.50%	$1,392,536	6.50%
Umpqua Bank	$2,873,383	13.41%	$964,018	4.50%	$1,392,470	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$2,636,194	8.98%	$1,174,129	4.00%	$1,467,661	5.00%
Umpqua Bank	$2,873,383	9.79%	$1,174,065	4.00%	$1,467,581	5.00%

Along with enactment of the CARES Act, the federal bank regulatory authorities finalized a rule to provide banking organizations that implemented CECL in 2020 the option to delay the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. The Company elected this capital relief and will delay the estimated regulatory capital impact of adopting CECL, relative to the incurred loss methodology's effect on regulatory capital.

Note 22 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of December 31, 2021 and 2020, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets:

		December 31, 2021		December 31, 2020
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$2,761,621	$2,761,621	$2,573,181	$2,573,181
Equity and other investment securities	1,2	81,214	81,214	83,077	83,077
Investment securities available for sale	1,2	3,870,435	3,870,435	2,932,558	2,932,558
Investment securities held to maturity	3	2,744	3,514	3,034	3,883
Loans held for sale	2	353,105	353,105	766,225	766,225
Loans and leases, net	2,3	22,304,768	22,356,321	21,450,966	21,904,189
Restricted equity securities	1	10,916	10,916	41,666	41,666
Residential mortgage servicing rights	3	123,615	123,615	92,907	92,907
Bank owned life insurance	1	327,745	327,745	323,470	323,470
Derivatives	2,3	177,423	177,423	342,510	342,510
Financial liabilities:
Deposits	1,2	$26,594,685	$26,593,521	$24,622,201	$24,641,876
Securities sold under agreements to repurchase	2	492,247	492,247	375,384	375,384
Borrowings	2	6,329	7,073	771,482	774,586
Junior subordinated debentures, at fair value	3	293,081	293,081	255,217	255,217
Junior subordinated debentures, at amortized cost	3	88,041	75,199	88,268	67,425
Derivatives	2	9,675	9,675	8,782	8,782

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$68,692	$51,355	$17,337	$—
Equity securities held in rabbi trusts	12,522	12,522	—	—
Investment securities available for sale
U.S. Treasury and agencies	918,053	89,038	829,015	—
Obligations of states and political subdivisions	330,784	—	330,784	—
Residential mortgage-backed securities and collateralized mortgage obligations	2,621,598	—	2,621,598	—
Loans held for sale, at fair value	353,105	—	353,105	—
Loans and leases, at fair value	345,634	—	345,634	—
Residential mortgage servicing rights, at fair value	123,615	—	—	123,615
Derivatives
Interest rate lock commitments	4,641	—	—	4,641
Interest rate forward sales commitments	615	—	615	—
Interest rate swaps	171,827	—	171,827	—
Foreign currency derivatives	340	—	340	—
Total assets measured at fair value	$4,951,426	$152,915	$4,670,255	$128,256
Financial liabilities:
Junior subordinated debentures, at fair value	$293,081	$—	$—	$293,081
Derivatives
Interest rate forward sales commitments	699	—	699	—
Interest rate swaps	8,671	—	8,671	—
Foreign currency derivatives	305	—	305	—
Total liabilities measured at fair value	$302,756	$—	$9,675	$293,081

(in thousands)	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$70,203	$52,866	$17,337	$—
Equity securities held in rabbi trusts	12,814	12,814	—	—
Other investments securities (1)	60	—	60	—
Investment securities available for sale
U.S. Treasury and agencies	762,202	—	762,202	—
Obligations of states and political subdivisions	279,511	—	279,511	—
Residential mortgage-backed securities and collateralized mortgage obligations	1,890,845	—	1,890,845	—
Loans held for sale, at fair value	688,079	—	688,079	—
Residential mortgage servicing rights, at fair value	92,907	—	—	92,907
Derivatives
Interest rate lock commitments	28,144	—	—	28,144
Interest rate forward sales commitments	7	—	7	—
Interest rate swaps	313,090	—	313,090	—
Foreign currency derivatives	1,269	—	1,269	—
Total assets measured at fair value	$4,139,131	$65,680	$3,952,400	$121,051
Financial liabilities:
Junior subordinated debentures, at fair value	$255,217	$—	$—	$255,217
Derivatives
Interest rate forward sales commitments	7,257	—	7,257	—
Interest rate swaps	370	—	370	—
Foreign currency derivatives	1,155	—	1,155	—
Total liabilities measured at fair value	$263,999	$—	$8,782	$255,217
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

Loans and leases— Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans. As of December 31, 2021, there were $345.6 million in residential mortgage loans recorded at fair value as they were previously transferred from held for sale to loans held for investment.

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2021, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2021:

Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Residential mortgage servicing rights	$123,615	Discounted cash flow
			Constant prepayment rate	10.24 - 35.19%	12.75%
			Discount rate	9.00 - 14.88%	9.57%
Interest rate lock commitments	$4,641	Internal pricing model
			Pull-through rate	76.99 - 100.00%	87.83%
Junior subordinated debentures	$293,081	Discounted cash flow
			Credit spread	2.95 - 4.17%	3.73%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2021 and 2020.

	2021			2020
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$92,907	$28,144	$255,217	$115,010	$7,056	$274,812
Change included in earnings	(7,814)	79	9,434	(73,103)	15,370	11,962
Change in fair values included in comprehensive income/loss	—	—	37,899	—	—	(18,842)
Purchases and issuances	38,522	76,940	—	51,000	176,267	—
Sales and settlements	—	(100,522)	(9,469)	—	(170,549)	(12,715)
Ending balance	$123,615	$4,641	$293,081	$92,907	$28,144	$255,217
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$11,089	$4,641	$9,434	$(53,423)	$28,144	$11,962
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$37,899	$—	$—	$(18,842)

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

The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, the unrealized loss on fair value of junior subordinated debentures of $37.9 million, for the year ended December 31, 2021, are recorded net of tax as other comprehensive loss of $28.2 million. Comparatively, unrealized gains of $18.8 million were recorded net of tax as other comprehensive income of $14.0 million for the year ended December 31, 2020. The loss recorded for the year ended December 31, 2021 was due primarily to the decrease in the credit spread resulting in a lower discount rate, which increased the fair value of the liability.

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

	2021
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$4,129	$—	$—	$4,129
Total assets measured at fair value on a nonrecurring basis	$4,129	$—	$—	$4,129

	2020
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$8,231	$—	$—	$8,231
Total assets measured at fair value on a nonrecurring basis	$8,231	$—	$—	$8,231

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2021, 2020, and 2019:

(in thousands)	2021	2020	2019
Loans and leases	$53,182	$74,297	$67,956
Goodwill impairment (Wholesale Bank and Retail Bank)	—	1,784,936	—
Total losses from nonrecurring measurements	$53,182	$1,859,233	$67,956

Goodwill was evaluated for impairment as of March 31, 2020, resulting in an impairment charge of $1.8 billion for the year ended December 31, 2020.

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$353,105	$341,008	$12,097	$688,079	$654,555	$33,524
Loans	$345,634	$335,058	$10,576	$—	$—	$—

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the years ended December 31, 2021, 2020, and 2019, the Company recorded a net decrease in fair value of $13.2 million, a net increase of $16.8 million, and a net increase of $10.6 million, respectively, representing the change in fair value reflected in earnings.

Certain residential mortgage loans were initially originated for sale and measured at fair value; after origination, the loans were transferred to loans held for investment. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income. For the year ended December 31, 2021, the Company recorded a net increase in fair value of $3.0 million.

The Company selected the fair value measurement option for certain junior subordinated debentures. The remaining junior subordinated debentures were acquired through previous business combinations and were measured at fair value at the time of acquisition and subsequently measured at amortized cost.

Note 23 – Earnings (Loss) Per Common Share

The following is a computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2021, 2020, and 2019:

(in thousands, except per share data)	2021	2020	2019
Net income (loss)	$420,300	$(1,523,420)	$354,095

Weighted average number of common shares outstanding - basic	219,032	220,218	220,339
Effect of potentially dilutive common shares (1)	549	—	311
Weighted average number of common shares outstanding - diluted	219,581	220,218	220,650
Earnings (loss) per common share:
Basic	$1.92	$(6.92)	$1.61
Diluted	$1.91	$(6.92)	$1.60
(1) Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.

There were 1,000, 1.2 million and 244,000 weighted average outstanding restricted shares that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 24 – Segment Information

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

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31, 2021
(in thousands)	Core Banking	Mortgage Banking	Consolidated
Net interest income	$908,087	$11,560	$919,647
(Recapture) provision for credit losses	(42,651)	—	(42,651)
Non-interest income
Residential mortgage banking revenue:
Origination and sale	—	157,789	157,789
Servicing	—	36,836	36,836
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	—	(18,903)	(18,903)
Changes due to valuation inputs or assumptions	—	11,089	11,089
Gain on sale of debt securities, net	8	—	8
Loss on equity securities, net	(1,511)	—	(1,511)
Gain on swap derivatives, net	8,395	—	8,395
Change in fair value of certain loans held for investment	3,032	—	3,032
Non-interest income (excluding above items)	158,725	858	159,583
Total non-interest income	168,649	187,669	356,318
Non-interest expense
Merger related expenses	15,183	—	15,183
Exit and disposal costs	12,763	—	12,763
Non-interest expense (excluding above items)	589,556	142,954	732,510
Allocated expenses, net (1)	8,174	(8,174)	—
Total non-interest expense	625,676	134,780	760,456
Income before income taxes	493,711	64,449	558,160
Provision for income taxes	121,748	16,112	137,860
Net income	$371,963	$48,337	$420,300

Total assets	$30,155,058	$485,878	$30,640,936
Loans held for sale	$—	$353,105	$353,105
Total loans and leases	$22,553,180	$—	$22,553,180
Total deposits	$26,370,568	$224,117	$26,594,685
(1) Represents allocations from the Mortgage Banking segment to Core Banking for new portfolio loan originations and portfolio servicing costs, partially offset by internal charges of centrally provided support services and other corporate overhead to the Mortgage Banking segment.

	Year Ended December 31, 2020
(in thousands)	Core Banking	Mortgage Banking	Consolidated
Net interest income	$866,996	$15,523	$882,519
Provision for credit losses	204,861	—	204,861
Non-interest income
Residential mortgage banking revenue:
Origination and sale	—	308,219	308,219
Servicing	—	35,706	35,706
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	—	(19,680)	(19,680)
Changes due to valuation inputs or assumptions	—	(53,423)	(53,423)
Gain on sale of debt securities, net	190	—	190
Gain on equity securities, net	769	—	769
Loss on swap derivatives, net	(9,409)	—	(9,409)
Non-interest income (excluding above items)	148,884	753	149,637
Total non-interest income	140,434	271,575	412,009
Non-interest expense
Goodwill impairment	1,784,936	—	1,784,936
Exit and disposal costs	2,589	—	2,589
Non-interest expense (excluding above items)	609,497	149,065	758,562
Allocated expenses, net (1)	(11,557)	11,557	—
Total non-interest expense	2,385,465	160,622	2,546,087
(Loss) income before income taxes	(1,582,896)	126,476	(1,456,420)
Provision for income taxes	35,381	31,619	67,000
Net (loss) income	$(1,618,277)	$94,857	$(1,523,420)

Total assets	$28,438,813	$796,362	$29,235,175
Loans held for sale	$78,146	$688,079	$766,225
Total loans and leases	$21,779,367	$—	$21,779,367
Total deposits	$24,200,012	$422,189	$24,622,201
(1) Represents the internal charge of centrally provided support services and other corporate overhead to the Mortgage Banking segment, partially offset by allocations from the Mortgage Banking segment to Core Banking for new portfolio loan originations and portfolio servicing costs.

	Year Ended December 31, 2019
(in thousands)	Core Banking	Mortgage Banking	Consolidated
Net interest income	$913,097	$7,537	$920,634
Provision for credit losses	72,515	—	72,515
Non-interest income
Residential mortgage banking revenue:
Origination and sale	—	104,394	104,394
Servicing	—	42,199	42,199
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	—	(25,408)	(25,408)
Changes due to valuation inputs or assumptions	—	(19,375)	(19,375)
Loss on sale of debt securities, net	(7,184)	—	(7,184)
Gain on equity securities, net	83,475	—	83,475
Loss on swap derivatives, net	(6,038)	—	(6,038)
Non-interest income (excluding above items)	167,325	436	167,761
Total non-interest income	237,578	102,246	339,824
Non-interest expense
Exit and disposal costs	6,797	—	6,797
Non-interest expense (excluding above items)	606,545	105,698	712,243
Allocated expenses, net (1)	(10,508)	10,508	—
Total non-interest expense	602,834	116,206	719,040
Income (loss) before income taxes	475,326	(6,423)	468,903
Provision (benefit) for income taxes	116,414	(1,606)	114,808
Net income (loss)	$358,912	$(4,817)	$354,095

Total assets	$28,214,661	$632,148	$28,846,809
Loans held for sale	$—	$513,431	$513,431
Total loans and leases	$21,195,684	$—	$21,195,684
Total deposits	$22,212,584	$268,920	$22,481,504
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

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2021, 2020, and 2019:

(in thousands)	2021	2020	2019
Loans outstanding at beginning of year	$9,393	$10,540	$9,079
New loans and advances	980	594	4,943
Less loan repayments	(2,809)	(1,741)	(3,482)
Loans outstanding at end of year	$7,564	$9,393	$10,540

At December 31, 2021 and 2020, deposits of related parties amounted to $41.0 million and $33.7 million, respectively.

Note 26 – Parent Company Financial Statements

Summary financial information for Umpqua Holdings Corporation on a stand-alone basis is as follows:

Condensed Balance Sheets
December 31, 2021 and 2020

(in thousands)	December 31, 2021	December 31, 2020
ASSETS
Non-interest bearing deposits with subsidiary bank	$276,572	$136,745
Investments in:
Bank subsidiary	2,860,132	2,913,649
Non-bank subsidiaries	16,660	30,266
Other assets	1,847	523
Total assets	$3,155,211	$3,081,183
LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to subsidiary bank	$507	$98
Other liabilities	24,312	33,023
Junior subordinated debentures, at fair value	293,081	255,217
Junior subordinated debentures, at amortized cost	88,041	88,268
Total liabilities	405,941	376,606
Shareholders' equity	2,749,270	2,704,577
Total liabilities and shareholders' equity	$3,155,211	$3,081,183

Condensed Statements of Operations
Years Ended December 31, 2021, 2020, and 2019

(in thousands)	2021	2020	2019
INCOME
Dividends from subsidiaries	$407,371	$213,464	$219,143
Other income (loss)	5,007	11	(18)
Total income	412,378	213,475	219,125
EXPENSES
Management fees paid to subsidiaries	1,590	1,165	1,144
Other expenses	17,834	17,894	25,311
Total expenses	19,424	19,059	26,455
Income before income tax benefit and equity in undistributed earnings of subsidiaries	392,954	194,416	192,670
Income tax benefit	(3,470)	(4,245)	(5,742)
Net income before equity in undistributed earnings of subsidiaries	396,424	198,661	198,412
Equity in undistributed earnings (losses) of subsidiaries	23,876	(1,722,081)	155,683
Net income (loss)	$420,300	$(1,523,420)	$354,095

Condensed Statements of Cash Flows
Years Ended December 31, 2021, 2020, and 2019

(in thousands)	2021	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$420,300	$(1,523,420)	$354,095
Adjustment to reconcile net income to net cash provided by operating activities:
Gain on sale of Umpqua Investments, Inc.	(4,444)	—	—
Equity in undistributed (earnings) losses of subsidiaries	(23,876)	1,722,081	(155,683)
Depreciation, amortization and accretion	(228)	(228)	(228)
Net (increase) decrease in other assets	(1,001)	(5)	7,960
Net increase in other liabilities	2,589	1,262	79
Net cash provided by operating activities	393,340	199,690	206,223
INVESTING ACTIVITIES:
Net (increase) decrease in advances to subsidiaries	(313)	315	69
Net cash received from sale of Umpqua Investments, Inc.	10,781	—	—
Net cash provided by investing activities	10,468	315	69
FINANCING ACTIVITIES:
Net increase in advances from subsidiaries	409	5	179
Dividends paid on common stock	(183,734)	(184,978)	(185,101)
Repurchases and retirement of common stock	(80,690)	(8,655)	(7,268)
Net proceeds from issuance of common stock	34	—	21
Net cash used in financing activities	(263,981)	(193,628)	(192,169)
Net increase in cash and cash equivalents	139,827	6,377	14,123
Cash and cash equivalents, beginning of year	136,745	130,368	116,245
Cash and cash equivalents, end of year	$276,572	$136,745	$130,368

Note 27 – Revenue from Contracts with Customers

The Company records revenue when control of the promised products or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those products or services. All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized in non-interest income.

The following table presents the Company's sources of non-interest income for the years ended December 31, 2021, 2020, and 2019. Items outside of the scope of ASC 606 are noted as such.

(in thousands)	2021	2020	2019
Non-interest income:
Service charges on deposits
Account maintenance fees	$24,137	$22,497	$20,672
Transaction-based and overdraft service charges	17,949	18,341	24,944
Total service charges on deposits	42,086	40,838	45,616
Card-based fees	36,114	28,190	33,051
Brokerage revenue	5,112	15,599	15,877
Total revenue from contracts with customers	83,312	84,627	94,544
Other sources of non-interest income (a)	273,006	327,382	245,280
Total non-interest income	$356,318	$412,009	$339,824
(a) The revenue in the remaining non-interest income line items is out of the scope of ASC 606 accounting guidance and is recognized when earned in accordance with the Company's policies.

Service charges on deposits

The Company earns fees from its deposit customers for account maintenance and transaction-based and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis. The performance obligation is satisfied, and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

Card-based fees

In 2021, the Company added the card-based fees line item, which were previously included in the service charges on deposits and other income line items. Prior periods have been reclassified to conform to the current presentation. Card-based fees are comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned when our customers' debit and credit cards are processed through card payment networks. The performance obligation is satisfied, and the fees are earned when the cost of the transaction is charged to the cardholders' debit or credit card. Certain expenses and rebates directly related to the credit and debit card interchange contract are recorded on a net basis with the interchange income.

Merchant fee income represents fees earned by the Bank for card payment services provided to its merchant customers, which are outsource by the Bank to a third party. Income is earned based on a revenue sharing agreement with the third party based on the dollar volume and number of transactions processed on a monthly basis.

Brokerage revenue

The Company had brokerage revenue for the periods presented mostly from the performance of brokerage and advisory services for its clients through Umpqua Investments. Brokerage fees consisted of fees earned from advisory asset management, trade execution and administrative fees from investments. In April 2021, the Company sold Umpqua Investments. Prior to the sale, advisory asset management fees were variable, since they were based on the underlying portfolio value, which is subject to market conditions and asset flows. Advisory asset management fees were recognized quarterly and were based on the portfolio values at the end of each quarter. Brokerage accounts were charged commissions at the time of a transaction and the commission schedule was based upon the type of security and quantity. In addition, revenues were earned from selling insurance and annuity policies. The amount of revenue earned was determined by the value and type of each instrument sold and was recognized at the time the policy or contract is written. Subsequent to the sale of Umpqua Investments, the Company's brokerage revenue relates to third party revenue share agreements for commissions on brokerage services.

Note 28 – Subsequent Events

On October 12, 2021, Umpqua and Columbia announced that their boards of directors unanimously approved a Merger Agreement under which the two companies will combine in an all-stock transaction. On January 26, 2022, Umpqua and Columbia held special meetings of shareholders to vote to approve the merger agreement and received all required shareholder approvals related to the proposed combination. Completion of the transaction is subject to remaining regulatory approvals and the satisfaction of other customary closing conditions set forth in the merger agreement. The transaction is expected to close in mid-2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
On a quarterly basis, the Company carries out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2021, our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.
Although management changes and improves our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2021 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Umpqua Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control system is designed to provide reasonable assurance to our management and Board regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on our assessment and those criteria, management believes that, as of December 31, 2021, the Company maintained effective internal control over financial reporting.
The Company's independent registered public accounting firm has audited the Company's consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2021 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2021.
February 25, 2022

ITEM 9B. OTHER INFORMATION.
Not Applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS

The age (as of February 25, 2022) and business experience and position with Umpqua of our directors are as follows:

Peggy Y. Fowler, age 70, has served as a director since 2009. Ms. Fowler served as CEO and President of Portland General Electric Company ("PGE") (NYSE: POR) from 2004-2008. She continued to serve on the PGE Board from 2009 - 2012, and previously served as Board Chair from 2001-2004. She is currently a director of Hawaiian Electric Industries (NYSE:HE), a position she has held since 2011.

Stephen M. Gambee, age 58, has served as a director since 2005. Mr. Gambee is CEO of Rogue Waste, Inc., a family-owned business providing waste collection, disposal, recycling and environmental services in Southern Oregon. He has served as a senior executive of Rogue Waste (or its predecessor companies) since 1994.

James S. Greene, age 68, has served as a director since 2012. Mr. Greene is founded Sky D Ventures, a private equity and advisory services company serving the financial services and FinTech global market, in 2015 and has continuously served as its Managing Partner.

Luis F. Machuca, age 64, has served as a director since 2010. Mr. Machuca served as President and Chief Executive Officer of Enli Health Intelligence Corporation, a healthcare applications company that activates collaborative care, from January 2002 until its sale on December 31, 2020.

Cort L. O'Haver, age 59, has served as a director since 2017. Mr. O'Haver is President and Chief Executive Officer of the Company and Chief Executive Officer of Umpqua Bank, positions he has held since January 2017. Mr. O'Haver served as Commercial Bank President of Umpqua Bank from April 2014 to April 2016 when he became President of Umpqua Bank.

Maria M. Pope, age 57, has served as a director since 2014. Ms. Pope is President and CEO of PGE. She was appointed President on October 1, 2017 and Chief Executive Officer on January 1, 2018. From March 2013 to January 2018, Ms. Pope served as Senior Vice President, Power Supply, Operations, and Resource Strategy for PGE.

John F. Schultz, age 57, has served as a director since 2015. Mr. Schultz serves as Executive Vice President and Chief Operating Officer of Hewlett Packard Enterprise (NYSE: HPE), a position he has held since 2020. Prior to that, he served as HPE's Executive Vice President, Chief Legal and Administrative Officer and Secretary from December 2017 to July 2020, and served as HPE's Executive Vice President, General Counsel and Secretary from November 2015 to December 2017.

Susan F. Stevens, age 71, has served as a director since 2012. Ms. Stevens was a senior executive who retired as head of Corporate Banking for the Americas at J.P. Morgan Securities Inc. in 2011. She held that position from 2006 until 2011. She was at J.P. Morgan for 15 years.

Hilliard C. Terry, III, age 52, has served as a director since 2010. Mr. Terry, III, most recently served as Executive Vice President and Chief Financial Officer of Textainer Group Holdings Limited (NYSE: TGH), from 2012 to 2018. Before joining Textainer, he was Vice President and Treasurer of Agilent Technologies, Inc. (NYSE: A). He serves as a director of Upstart, Inc. (NASDAQ: UPST), a cloud-based artificial intelligence lending platform, a position he has held since February 2019.

Bryan L. Timm, age 58, has served as a director since 2004. Mr. Timm served as President of Columbia Sportswear Company (NASDAQ: COLM) from February 2015 to June 2017 and held the office of Chief Operating Officer from May 2008 to June 2017. He previously served as Chief Financial Officer of Columbia Sportswear.

Anddria Varnado, age 36, has served as a director since 2018. Varnado is the GM and Head of the Consumer Business at Kohler Company, a global leader in home products, hospitality destinations and systems, a position she has held since 2020. Immediately prior to Kohler, she served as Vice President, Strategy & Business Development, at Macy's, Inc. (NYSE: M) from 2019 to 2020. Prior to Macy's, from 2016 to 2019, she was the Global Head of Strategy & Business Development at Williams-Sonoma, Inc., with strategic responsibility of the portfolio of brands including Williams Sonoma, Pottery Barn, and West Elm.

EXECUTIVE OFFICERS
The age (as of February 25, 2022), business experience, and position of our executive officers and Section 16 officers other than President and Chief Executive Officer Cort O'Haver, about whom information is provided above, are as follows:

Ronald (Ron) Farnsworth, age 51, serves as Executive Vice President/Chief Financial Officer of Umpqua and Umpqua Bank, positions he has held since January 2008 and Principal Financial Officer of Umpqua, a position he has held since May 2007.

Neal McLaughlin, age 53, serves as Executive Vice President/Treasurer of Umpqua and Umpqua Bank, positions he has held since February 2005 and served as Principal Accounting Officer from May 2007 to December 2019.

Frank Namdar, age 56, serves as Executive Vice President/Chief Credit Officer for Umpqua Bank, a position he has held since November 2018. From 2012 to 2018 Mr. Namdar was a senior credit officer at Umpqua Bank.

Torran (Tory) Nixon, age 60, serves as Umpqua Bank President, a position he has held since June 2020. From April 2018 to his promotion to President, he served as Senior Executive Vice President/Chief Banking Officer for Umpqua Bank. He previously served as Umpqua Bank's Executive Vice President/Head of Commercial & Wealth from October 2016 to April 2018 and Executive Vice President/Commercial Banking from November 2015 to October 2016.

Andrew Ognall, age 50, serves as Executive Vice President/General Counsel and corporate Secretary of Umpqua and Umpqua Bank, positions he has held since April 2014.

David Shotwell, age 63, serves as Executive Vice President/Chief Risk Officer of Umpqua and Umpqua Bank, positions he has held since September 2016. Mr. Shotwell served as Umpqua Bank's Chief Credit Officer from 2015 to November 2018.

Lisa White, age 39, serves as Senior Vice President/Corporate Controller of Umpqua and Umpqua Bank, and Principal Accounting Officer of Umpqua, positions she has held since January 2020. She previously served as Umpqua Bank's Senior Vice President/Bank Controller from April 2015 to January 2020.

DELINQUENT SECTION 16(a) REPORTS

Based solely upon our review of (i) Forms 3, 4 and 5 filed for directors and executive officers for the fiscal year ended December 31, 2021, and (ii) their written representations (if applicable) that no Form 5 is required, we believe that all reporting persons made all Section 16 filings required under the Securities Exchange Act of 1934 with respect to the 2021 fiscal year on a timely basis.

EMPLOYEE CODE OF CONDUCT/CODE OF ETHICS FOR FINANCIAL OFFICERS
The Company has a code of conduct in its employee handbook, including Business Ethics and Conflict of Interest sections. We require all employees to adhere to these policies in addressing legal and ethical issues that they encounter in connection with their work. The policies require our employees to avoid conflicts of interest, comply with all laws and regulations, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company's best interest. All new employees are required to review and understand this ethics code and certify so. Each year all other employees are reminded of, and asked to affirmatively acknowledge, their obligation to follow this ethics code.

In addition, the Company has adopted a Code of Ethics for Financial Officers, which applies to our chief executive officer, our chief financial officer (principal financial officer), treasurer, corporate controller (principal accounting officer) and all other officers serving in a finance, accounting, tax or investor relations role. This corporate policy applicable to financial officers supplements our Business Ethics and Conflict of Interest policies and is intended to promote honest and ethical conduct, full and accurate financial reporting and to maintain confidentiality of the Company's proprietary and customer information.
Our Code of Ethics for Financial Officers, and the Business Ethics and Conflict of Interest sections of our employee handbook, are available in the Investor Relations section of our website, https://www.umpquabank.com/investor-relations.

CHANGES IN NOMINATION PROCEDURES
There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since our procedures were disclosed in the proxy statement for the 2021 annual meeting.

Our Statement of Governance Principles, a corporate policy reviewed and approved annually by the Board and available at https://www.umpquabank.com/investor-relations, describes the qualifications that the Company looks for in its Board members. The independent Nominating and Governance Committee has responsibility for recommending Board members.

The Statement of Governance Principles provides that:
•Directors should possess the highest personal and professional ethics, integrity and values and be committed to representing the long-term interests of our shareholders
•On an overall basis, the Board should have policymaking experience in all of the major business activities of the Company and its subsidiaries
•To the extent practical, the Board should be representative of the major markets in which the Company operates
•The Board values diversity and the highest professional qualifications in its members

The Board has considered and will continue to consider the gender, ethnicity, background, and professional experiences of current and prospective directors and seeks a diverse group of directors. The Nominating and Governance Committee considers skills that will add value to the Board and those that will be lost upon the departure of a director. Directors must be willing to devote sufficient time to effectively carry out their duties and responsibilities. Directors should not serve on more than three Boards of public companies in addition to the Company's Board.

BOARD COMMITTEES

The table below shows the current membership of the six standing Board committees that meet regularly:

	Audit and Compliance	Finance and Capital	Compensation	Enterprise Risk and Credit	Nominating and Governance	Strategy
Peggy Fowler					C
Stephen Gambee	•	•		•
Jim Greene		•		•		•
Luis Machuca			C	•	•
Cort O'Haver		•		•		C
Maria Pope	•		•			•
John Schultz	•		•			•
Susan Stevens	•			C	•
Hilliard Terry	C				•	•
Bryan Timm		C	•		•
Anddria Varnado		•	•			•

Audit and Compliance Committee

The Board has a standing Audit and Compliance Committee that meets with our independent registered public accounting firm to plan for and review the annual audit reports. The Committee meets at least four times per year and is responsible for overseeing our internal controls and the financial reporting process. Each member of the Committee is independent, as independence is defined under applicable SEC and NASDAQ listing rules.

The charter provides that only independent directors may serve on the Audit and Compliance Committee. The charter further provides that at least one member shall have past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual's financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. The Board has determined that the following Audit & Compliance Committee members meet the SEC criteria for an "audit committee financial expert": Hilliard Terry, Maria Pope and Susan Stevens. The Board previously determined that former Audit and Compliance Committee Chair Bryan Timm also meets the audit committee financial expert criteria. Each of the current members of the Audit and Compliance Committee has education or employment experience that provides them with appropriate financial sophistication to serve on the Committee.

Compensation Committee

The Compensation Committee oversees executive and director compensation, and the Company's policies and strategies relating to human capital management—talent, leadership and culture, including diversity, equity and inclusion. The Committee also oversees administration of the Company's employee benefit plans, including the Umpqua Bank 401(k) and Profit-Sharing Plan and our Supplemental Retirement / Deferred Compensation Plan. All of the directors serving on the Committee are independent, as defined in the NASDAQ listing standards.

Enterprise Risk and Credit Committee

The Enterprise Risk and Credit Committee approves loan and risk management policies including information technology, information security, third party risk and model risk; monitors compliance with those corporate policies; and oversees Umpqua's loan and lease portfolios. The Committee also oversees the Company's enterprise risk management program. In addition to its regular meetings, the Committee reviews and approves extensions of credit to Regulation O officers, directors or their related parties.

Executive Committee

The Executive Committee may, subject to limitations in our bylaws and under Oregon law, exercise all authority of the Board when the Board is not in session. The Committee is comprised of the Board Chair, Umpqua's CEO and other members selected by the Board Chair. The Committee does not have regularly scheduled meetings.

Finance and Capital Committee

The Finance and Capital Committee oversaw our budgeting process, including the annual operating and capital expenditure budgets. The Committee monitors liquidity and investment policies and oversees capital planning and stress-testing, dividend planning and our stock repurchase program, insurance, our investment portfolio, and all aspects of financial and liquidity risk management and financial performance.

Nominating and Governance Committee

The Nominating and Governance Committee proposes nominees for appointment or election to the Board and conducts searches to fill director vacancies and the CEO position. The Committee oversees the Company's corporate governance processes and Board structure, and periodically reviews the Company's corporate responsibility policies, practices and disclosures, including environmental, social and governance matters. The Committee is comprised of the Board Chair, and the Chair of each Board committee, provided such Chairs are independent. All of the directors serving on the Committee are independent, as defined in the NASDAQ listing standards.

Strategy Committee

CEO O'Haver chairs the Strategy Committee, formed in 2020 to assume the Executive Committee's responsibilities for the annual Board strategic planning process, including the Board's strategic planning retreat, and consideration of and planning for merger and acquisition opportunities. The Committee monitors and reports on progress toward implementing strategic goals and objectives set by the Board.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS ("CD&A")
Our CD&A is organized into three sections:
Executive Summary
Compensation Process and Decisions
Other Compensation Information
The CD&A describes our executive compensation program for the following "named executive officers":

Name	Title
Cort O'Haver	President and Chief Executive Officer
Ron Farnsworth	Executive Vice President/Chief Financial Officer
Tory Nixon	Senior Executive Vice President/President of Umpqua Bank
Andrew Ognall	Executive Vice President/General Counsel
David Shotwell	Executive Vice President/Chief Risk Officer
SECTION 1 - EXECUTIVE SUMMARY
We maintain a strong pay for performance philosophy that links executive compensation to achieving the operating and financial goals set by the Board. Our independent Compensation Committee has built strong governance features into our executive compensation program.

2021 Executive Compensation

The decisions made by the Compensation Committee related to setting 2021 salary and 2021 STI targets, and the amount of equity awards granted in 2021, were based on:

•the financial results achieved in 2020 and projected for 2021;
•deposit and loan growth in a challenging environment; and
•advancing key strategic initiatives including store consolidations and the sale of Umpqua Investments.

The 2021 STI payout determinations were based on the significant financial results achieved in 2021. Umpqua achieved record earnings per share in 2021, driven in part by loan growth and continued strong credit quality, while also implementing an expanded stock purchase program and maintaining our quarterly dividend. The Company did not alter any performance-based compensation programs in response to COVID-19.

Management's focus has been on growth and positioning the Company for the long term by executing on Umpqua Next Gen 2.0. In making its decisions on 2021 executive compensation, the Compensation Committee assessed management's success in advancing strategic initiatives, enhancing shareholder returns, and positively impacting our associates, customers, and communities through the continued pandemic. The Compensation Committee also considered total compensation, assessed competitive data and evaluated individual executive performance.

Key 2021 executive compensation decisions and Compensation Committee actions, described in more detail below, included:

•STI DESIGN AND ACHIEVEMENT
◦70% based on operating earnings per share and 30% based on advancing key strategic initiatives
◦Maximum payout of 150% of target
◦Circuit-breaker provisions require minimum level of performance to receive any payout
◦Achievement of 2021 STI plan performance metrics at overall 145% payout, driven primarily by the significant OEPS overperformance, which accounted for 70% of the STI and paid out at maximum of 150%
◦Strategic STI metrics included relationship growth (paid at 150%), ROATCE (paid at 150%) and efficiency ratio (paid at 100%)
◦Mr. Nixon's target STI percentage increased from 85% to 100%, all other NEOs remained the same as 2020 targets

•LTI DESIGN AND ACHIEVEMENT
◦Vesting of 2018 LTI awards confirmed at 107.5% (ROATCE-based) and 66.6% (TSR-based) in first quarter 2021 based on formula
◦2021 LTI awards continued to utilize the same return-based metrics relative to peers
◦Modified peer group and made the ROATCE and TSR peer groups the same for 2021 awards
◦70% of CEO and 50% of other NEO equity awards performance-based

•OTHER COMPENSATION DECISIONS
◦Mr. Nixon's salary increased 18.2% based on his performance as Umpqua Bank President following his promotion to that position in the first half of 2021
◦Average 2.9% salary increase for other NEOs based on review of competitive assessment and individual contributions
◦Reviewed and adjusted peer group for competitive assessment of salary, total cash compensation and total compensation
◦Modified employment agreements
◦Compensation Committee engaged new compensation consultant

Performance Focused Compensation Program

The Company has adopted the following executive compensation philosophy, which is reviewed annually by the Compensation Committee, to focus our management team on delivering sustained, long-term financial performance for our shareholders:

STATEMENT OF PHILOSOPHY

Decisions regarding executives' total compensation program design, as well as individual pay decisions, will be made in the context of this Executive Compensation Philosophy and our ability to pay, as defined by our financial success. We designed Umpqua's executive compensation to recognize superior operating performance thereby maximizing shareholder value, and to attract, motivate and retain the high performing executive team critical to our Company's success. Our executive compensation philosophy is: we pay competitive base salaries and we incentivize and strongly reward performance.

Objectives: Umpqua Bank is committed to providing competitive compensation opportunities based on performance to our executives who collectively have the responsibility for making our Company successful. Within that context, our prime objectives are to:
◦Attract and retain highly qualified executives that portray our Company culture and values
◦Motivate executives to provide excellent leadership and achieve Company short and long-term goals
◦Provide substantial performance-related incentive compensation that is aligned to our business strategy and directly tied to meeting specific business objectives and avoiding unnecessary and excessive risks that threaten the value of the Company
◦Strongly link the interests of executives to the value derived by our shareholders from owning Company stock

◦Connect the interests of our executives, our employees, and our shareholders and other stakeholders
◦Be fair, ethical, transparent, and accountable in setting and disclosing executive compensation

Components of Compensation:

Base Salary – Base pay opportunities should be fully competitive with other relevant organizations within the markets in which we compete. Individual salary determinations involve consideration of qualifications, performance, behaviors, leadership, and culture.

Short-Term Incentive – Consistent with competitive practices, executives should have a significant portion of their targeted annual total cash compensation at risk, contingent upon the Company meeting its strategic goals including profitability targets, achievement of personal goals, and appropriate risk management including regulatory compliance.

Long-Term Incentives – Executives who are critical to our long-term success should participate in long-term incentive opportunities. At least 50% of equity awards should be "performance-based," to link a significant portion of total compensation to shareholder value.

Executive Benefits – We offer benefit programs, such as health insurance, 401(k) plan, vacation, and life insurance, similar to the programs that are offered to our employees.

The elements of 2021 executive compensation retained the same principal compensation components from 2020: base salary, short-term cash incentives under an annual plan (STI), and long-term incentives (LTI) consisting of performance-based equity awards (PSAs) and equity awards that vest ratably over three years (RSUs).

Component	Fixed or At Risk	Primary Purpose
Base Salary	Fixed	Provide fixed cash compensation based on experience, skills, responsibilities, and competitive pay levels. Individual salary determinations involve consideration of performance.
STI	At Risk
Consistent with competitive practices, executives should have a significant portion of their targeted annual total cash compensation at risk, contingent upon the Company meeting its strategic goals, including profitability targets, achievement of personal goals and development, and appropriate risk management.

LTI/RSUs	At Risk	Act in the best interests of shareholders by aligning interests over the long term and as a retention device to continue to work for the Company.
LTI/PSAs	At Risk
Focus on generating a total shareholder return and return on tangible common equity that is comparable to the Compensation Committee selected peer group. Act in the best interests of shareholders by aligning interests over the long term and as a retention device to continue to work for the Company.

	% of Target Annual Cash Compensation that was		% of Total Annual Compensation that was		% of Total Compensation paid in
	Fixed	At Risk	Fixed	At Risk	Cash	Equity
O'Haver, Cort	50%	50%	22%	78%	54%	46%
Farnsworth, Ron	56%	44%	29%	71%	62%	38%
Nixon, Tory	50%	50%	24%	76%	59%	41%
Ognall, Andrew	59%	41%	36%	64%	72%	28%
Shotwell, David	59%	41%	34%	66%	68%	32%

Strong Governance Features

The effectiveness of our executive compensation program depends upon sound pay-for-performance practices, as well as certain pay practices that we chose not to implement.

WHAT WE DO	WHAT WE DON'T DO

    Independent Compensation Committee that engages its own advisors
    Stock retention (hold-to-retirement) requirement for executive officers—75% of net equity awards
    Stock ownership requirements for executive officers
    Clawback provisions applicable to all incentive compensation
    Minimum one-year vesting on equity awards
    Annual review of peer groups
    Annual best practices review and competitive assessment of compensation with independent consultant

X    No single trigger change-in-control provisions
X    No tax gross-ups on severance or change-in-control benefits
X    Hedging and pledging of Company stock is prohibited
X    Dividends on equity awards paid only upon vesting
X    No significant perquisites
X    No repricing, reload or exchange of stock options without shareholder approval
X    No guaranteed bonuses
X    No personal use of Company's leased aircraft

SECTION 2 – COMPENSATION PROCESS AND DECISIONS

Roles and Responsibilities of the Compensation Committee

The Compensation Committee carries out the Board's overall responsibilities with respect to executive compensation. The Board reviews the CEO's performance with respect to his leadership of the organization and the Company's financial performance and successful execution of the strategic plan. The CEO is not present during discussions regarding his compensation. All Committee members are required to meet the NASDAQ and SEC independence requirements.

The Compensation Committee operates under a written charter, which is posted on our website at www.umpquabank.com/investor-relations. The Committee annually reviews its charter and recommends changes to the Board. The Committee Chair sets the Committee's meeting agenda and calendar. As authorized by its charter, the Committee hires independent advisors and consultants for advice on compensation matters.

Each year the Compensation Committee engages in extensive executive compensation discussions in multiple meetings with its independent consultant. The Committee reviews total compensation and total cash compensation and approves each of the elements of executive officer compensation, and reviews whether compensation programs and practices carry undue risk. The typical cycle of executive compensation discussions and decisions is:

Q1	Q2	Q3	Q4
Review financial results and executive officer performance	Review peer group	Annual best practices and compensation trends review with consultant	Annual competitive assessment of executive compensation compared to peers
Set STI and LTI metrics; confirm achievement of prior year STI and LTI vesting	Discuss say-on-pay results	Equity plan/award dilution and overhang analysis	STI and LTI plan design review
Set salaries and STI target %; determine LTI amounts

Say-on-Pay Vote and Shareholder Outreach

Our say-on-pay resolution at the 2020 and 2021 annual meetings received a favorable vote from over 95% of the shares voted. Our Compensation Committee considered the results of the votes in making compensation decisions impacting 2021 compensation of our named executive officers. During our governance-focused shareholder outreach we did not receive any questions or concerns regarding our executive compensation program.

Role of the Compensation Consultant/Evaluation of Independence

The Compensation Committee reviews information provided by recognized, independent compensation consultants including survey or "benchmarking" data, peer group recommendations and plan design suggestions. The Committee uses this information to understand prevailing market practices and aggregate, as well as component, compensation packages provided by similarly sized financial services companies.

In 2020, the Compensation Committee engaged Mercer as its compensation consultant. The Committee received information from Mercer assessing that firm's independence and the Committee made its own assessment of the independence of Mercer pursuant to SEC rules and concluded that no conflict of interest exists that would prevent Mercer from independently advising the Committee. In 2020 and 2021, Mercer also provided non-executive compensation services to Umpqua Bank, including consulting on, and serving as the broker for, our employee health and certain welfare benefits plans. In 2020, the Bank paid Mercer $250,000 related to design and implementation of our benefit programs, and our benefit plan vendors paid $1.1 million in commissions to Mercer, representing less than 0.005% of Mercer's revenues. No individual consultant or personnel who provided executive compensation services received any additional compensation as a result of Mercer providing these other services.

The Committee engaged Mercer and sought advice from Mercer with respect to STI and LTI design, peer group make-up, and competitive assessment of executive officer compensation.

Role of Management

Our CEO is actively engaged in recommending the compensation of our other named executive officers. At the end of each fiscal year, he reviews with the Compensation Committee the performance of each executive officer and recommends the level of base salary, incentive compensation and equity awards. The Committee reviews those recommendations and compares them with market information to ensure that executive compensation is competitive, and that the CEO is exercising appropriate discretion. The Committee reviews, and ratifies or approves, all components of the compensation for executive officers covered by NASDAQ requirements, including salary, annual incentives and long-term incentive compensation.

Our human resources executive, the Chief People Officer, works with our CEO, the Compensation Committee, business unit executives, the General Counsel and, as appropriate, outside counsel and consultants to recommend and design the overall structure of the Company's incentive and benefit plans.

Competitive Assessment and Relative Performance Peers

Each year the Compensation Committee reviews peer groups with its consultant. In 2020, the Committee engaged Mercer to review the peer group used to assess competitiveness of overall compensation and the mix of compensation elements. The peer group selected for this review includes the following banks and bank holding companies with asset size and market capitalization between Synovus Financial Corp.; TCF Financial Corporation; East West Bancorp, Inc.; BOK Financial Corporation; Wintrust Financial Corporation; Valley National Bancorp; Cullen/Frost Bankers, Inc.; Associated Banc-Corp; Hancock Whitney Corporation; Prosperity Bancshares, Inc.; Webster Financial Corporation; Commerce Bancshares, Inc.; UMB Financial Corporation; PacWest Bancorp; Fulton Financial Corporation; First Midwest Bancorp, Inc.; Bank of Hawaii Corporation; Atlantic Union Bankshares Corporation; Cathay General Bancorp; Cadence Bancorporation; Hope Bancorp, Inc.; Ameris Bancorp; WesBanco, Inc.; and Trustmark Corporation. The Committee considered the total assets and market capitalization of the proposed peers and the Company's position in the 48th percentile for asset size and 56th percentile for market capitalization. Umpqua's $29.6 billion of assets compared to the largest peer at $54.1 billion and the smallest peer at $15.7 billion and a median of $30.1 billion; Umpqua's market capitalization of $2.4 billion compared to the highest peer at $6.6 billion and the lowest at $1.0 billion and a median of $2.2 billion.

The Compensation Committee primarily used the competitive assessment from October 2020 to set 2021 salaries, determine the amount of 2021 equity awards and set STI target incentive levels. Projected total compensation of executive officers was within +/-15% of market median for each executive's role, scope of responsibility, and experience.

The Compensation Committee reviewed the competitive assessment peers and selected a similar peer group for the relative LTI/PSAs (both for ROATCE and TSR based equity awards), consisting of the following banks and bank holding companies that operate similar banking businesses as to the Company: Synovus Financial Corp.; East West Bancorp, Inc.; BOK Financial Corporation; Wintrust Financial Corporation; Valley National Bancorp; Cullen/Frost Bankers, Inc.; Associated Banc-Corp; Hancock Whitney Corporation; Prosperity Bancshares, Inc.; Webster Financial Corporation; Commerce Bancshares, Inc.; UMB Financial Corporation; PacWest Bancorp; Fulton Financial Corporation; Signature Bank; First Midwest Bancorp, Inc.; Bank of Hawaii Corporation; Cadence Bancorporation; Old National Bancorp; FNB Corporation; Western Alliance Bancorp; BankUnited, Inc.; and Trustmark Corporation.

Performance-Based Plan Design and Objectives

A significant component of compensation is related to Company performance. We believe that an executive's compensation should be tied to how well the Company performs, as well as the individual executive and the executive's team against both financial and non-financial goals and objectives. Other than ROATCE, which we believe is a critical metric to monitor and incentivize management's focus on continuing to provide returns to our shareholders, our STI and LTI plan metrics differ to promote a range of business developments while maintaining a focus on building long-term value.

Strategic Objective	Compensation Component or Metric
Align pay with performance	OEPS (Performance measure for STI)
Advance key short- and long-term strategic objectives	Business customer relationship growth (Performance measures for STI) Efficiency ratio (Performance measure for STI)
Achieve long-term profitable growth and returns	ROATCE (Performance measure for STI and LTI)
Link executive compensation to shareholder returns, emphasize need for long-term financial performance	TSR (Performance measure for LTI)

Our executives play a major role in achieving OEPS performance and we believe that increasing OEPS, focusing on competitive ROATCE results, achieving our strategic objectives, and deploying excess capital will, over time, result in long-term value creation for shareholders.

For our STI, OEPS targets are set by the Compensation Committee based on the Company's Board-approved budget, which includes growth and expense targets that align with our strategic initiatives. Our historic OEPS achievement and STI payout levels for that component are:

	OEPS for 75%	OEPS for 100%
Year	Payout	Payout	OEPS	Actual Payout %
2017	$1.10-$1.179	$1.18-$1.259	$1.26	100%
2018	$1.31-$1.409	$1.41-$1.489	$1.51	125%
2019	$1.48-$1.579	$1.58-$1.659	$1.54	75%
2020	$1.23-$1.329	$1.33-$1.409	$1.47	125%
2021	$1.24-$1.319	$1.32-$1.399	$1.95	150%

For our LTI, historical TSR-based equity awards are measured comparing the Company's TSR to the KRX Index , an index of regional bank stocks compiled by Keefe, Bruyette and Woods, Inc., an investment bank with expertise in the financial services sector. The KRX is comprised of approximately 50 similarly sized regional bank and bank holding company stocks, including Umpqua. The peer group for our historical ROATCE metric was the same peer group as the Compensation Committee utilized for its annual competitive assessment of compensation. We believe TSR directly links executive compensation to the returns realized by our shareholders, and that a measure based on return on equity links executive compensation to the creation of long-term value for shareholders, and the combination of metrics ensuring that our awards are not advantaged or penalized by general market conditions.
The following are the historic LTI vesting levels:

		Vesting
Year of Award	Year Vested	Percentage
2014 (TSR-based)	2017	48%
2015 (TSR-based)	2018	83%
2016 (TSR-based)	2019	89%
2016 (ROATCE-based)	2019	107%
2017 (TSR-based)	2020	106%
2017 (ROATCE-based)	2020	102%
2018 (TSR-based)	2021	67%
2018 (ROATCE-based)	2021	108%

Elements of 2021 Compensation

Base Salary. Base salary provides a secure base of cash compensation for executives, in an amount that is designed to be competitive with the market. Executive salary increases do not follow a preset schedule or formula; however, the following are considered when determining appropriate salary levels:

•The individual's current and sustained performance results and the methods utilized to achieve those results
•Non-financial performance indicators, to include strategic developments for which an executive has responsibility (such as product development, expansion of markets, increase in organic loan or deposit growth and acquisitions) and managerial performance (such as service quality, sales objectives and regulatory compliance)
•Company financial performance
•Peer data through competitive assessment reports
•Promotions and changes in scope of job duties

Name	Base Salary	Increase Over Salary Prior Year-End %
O'Haver	$1,050,000	5%
Farnsworth	$510,000	2%
Nixon	$650,000	18%
Ognall	$460,000	5%
Shotwell	$410,000	-%

STI. At the beginning of each year, the Board of Directors, upon the recommendation of the Compensation Committee, approves the STI plan for our named executive officers. The Compensation Committee recommends the target incentive as a percentage of base salary based on peer and market data for similar positions, total compensation and internal groupings of executives.

Name	Target Incentive as a % of Base Salary	Increase Over Prior Year Target %
O'Haver	100%	-%
Farnsworth	80%	-%
Nixon	100%	18%
Ognall	70%	-%
Shotwell	70%	-%

The Committee also assigns a maximum incentive above the target incentive (150% payout for 2021), and the minimum performance required to receive a payout (50% payout for 2021). Achievement of the target incentive is based on the success of the Company and the individual executive in certain performance areas. The Committee considered a variety of performance metrics and goals, and determined the following categories would focus the named executive officers on objectives that would benefit the Company and its shareholders:

Performance Measure	Weighting	Achievement %	Payout %
OEPS	70%	150%	105%
Strategic Goal #1 Efficiency Ratio	10%	100%	10%
Strategic Goal #2 ROATCE	10%	150%	15%
Strategic Goal #3 Net Relationship Goal	10%	150%	15%
		Payout %	145%

The Compensation Committee uses primarily objective elements for annual incentive plans. The CEO reports individual executive performance, which includes subjective assessments, to the Compensation Committee. Our annual incentive plans expressly provide the Compensation Committee authority to apply "negative discretion" to reduce awards.

The Compensation Committee selected OEPS as the primary financial performance metric for the following reasons:
•Earnings per share is the key indicator of profitability
•EPS aligns the interests of executive officers with shareholders
•OEPS eliminates income and expense items as described below

When calculating OEPS, we exclude the following items due to their one-time nature or relationship to market externalities:
•Gains or losses on our junior subordinated debentures carried at fair value resulting from changes in interest rates and the estimated market credit risk adjusted spread that do not directly correlate with the Company's operating performance
•Gains or losses from the change in fair value of the Company's mortgage servicing rights, swap derivatives and loans
•Net gains or losses on investment securities
•Expenses that are related to the completion and integration of mergers and acquisitions or related to exit or disposal costs of certain business activities

Historically, when relevant, we have also excluded goodwill impairment charges or bargain purchase gains. All items are excluded net of their tax impact. We calculate operating earnings (loss) per diluted share by dividing operating earnings by the same diluted share total used in determining diluted earnings per common share.

The Company does not offer guidance on our OEPS, earnings per share or growth rate targets, and we regard these internal targets as confidential. However, we provide the Company-wide OEPS target on a historical basis. The OEPS target for 100% payout of the financial component is intended to be challenging but achievable, tied to completion of strategic initiatives and requiring year-over-year growth or increases in value relative to economic conditions. The targets set for 2021 were:

OEPS Range	Payout Level
<$1.15	0%
$1.16-$1.239	50%
$1.24-$1.319	75%
$1.32-$1.399	100%
$1.40-$1.479	125%
> $1.48	150%

In January 2022, the Compensation Committee reviewed 2021 OEPS and strategic initiative results for each of the named executive officers and discussed with the CEO any potential risk modifiers. Each of our incentive plans included a risk modifier, providing for potential reduction or elimination of incentive pay if participants failed to maintain satisfactory regulatory compliance or failed to demonstrate appropriate risk management practices. The Committee confirmed that the Company's OEPS for 2021 was at the 150% payout range. The following reconciles our reported earnings per diluted share for 2021 to our operating earnings per diluted share:

OEPS to EPS Reconciliation
OEPS	$1.95
Mortgage servicing rights fair value loss	$0.05
Fair value loss of swap derivative	$0.04
Fair value on loans	$0.01
Net gain on sale of debt securities and equity securities	$(0.01)
Exit and disposal costs	$(0.06)
Merger related expenses	$(0.07)
GAAP EPS	$1.91

The Committee also confirmed the named executive officer's payout of the strategic goal components as follows:
•Efficiency ratio at 58.03% in the target (100%) range of 58.0% – 60.9%
•ROATCE at 15.93% in the maximum payout (150%) range of above 13.0%
•Relationship growth at 150%

The efficiency and ROATCE ratio targets for 2021 were:

Efficiency Ratio	ROATCE	Payout Level
<67%	<6.9%	0%
64-66.9%	7.0-8.49%	50%
61-63.9%	8.5-9.9%	75%
58-60.9%	10-11.49%	100%
55-57.9%	11.5-12.9%	125%
>54.9%	>13%	150%

The Compensation Committee reviewed the growth goal, which was originally conceived as a number of new accounts goal in the Company's Corporate Banking and Community Banking business units at year end as compared to 2020. The absolute number of accounts did not meet the original growth targets. As reflected in the significant OEPS over-performance for the year and loan and deposit growth, the Middle Market (or Corporate) and Community Banking business units grew and increased profitability, primarily by generating new business in higher profitability bands. The Community Banking group exceeded budgeted pre-tax income by 11.8% and prior year pre-tax income by 9.6%. The Middle Market group exceeded budgeted pre-tax income by 8.7% and prior year pre-tax income by 8.5%. Both groups achieved net gains in number of relationships in the top five (of nine) profitability bands and exited unprofitable relationships. As such, the committee assessed the goal with these considerations in mind and determined to certify achievement of this goal at 150%.

The 2021 incentive compensation tied to strategic initiative goals and awarded to each named executive officer (with the percentage indicating percent of overall incentive target opportunity for the specific metric), was:

Executive Officer	Efficiency	% of Target	ROATCE	% of Target	Relationship Growth	% of Target
O'Haver	$105,000	10%	$157,500	10%	$157,500	10%
Farnsworth	$40,800	10%	$61,200	10%	$61,200	10%
Nixon	$65,000	10%	$97,500	10%	$97,500	10%
Ognall	$32,200	10%	$48,300	10%	$48,300	10%
Shotwell	$28,700	10%	$43,050	10%	$43,050	10%

The 2021 incentive compensation awarded to each named executive officer (with the percentage indicating percent of overall target incentive opportunity for the specific metric), was:

		% of	Corporate	% of
Executive Officer	OEPS	Target	Strategic	Target
O'Haver	$1,102,500	70%	$420,000	30%
Farnsworth	$428,400	70%	$163,200	30%
Nixon	$682,500	70%	$260,000	30%
Ognall	$338,100	70%	$128,800	30%
Shotwell	$301,350	70%	$114,800	30%

In addition to specific business unit goals, Mr. O'Haver assessed each of the other named executive's performance in managing their business unit, contributing to the executive leadership team and handling the challenges created by the COVID-19 pandemic, and presented his assessment to the Compensation Committee when discussing his recommendations for each executive. The Committee places significant weight on the CEO's incentive award recommendations, but the Committee independently reviewed and approved those recommendations, and considered the performance evaluations in determining whether to approve the recommended award or to exercise negative discretion.

The total 2021 STI compensation approved by the Board and paid in the first quarter of 2022 is:

Name	Total Paid	Target	Total as a % of Target
O'Haver	$1,522,500	$1,050,000	145%
Farnsworth	$591,600	$408,000	145%
Nixon	$942,500	$650,000	145%
Ognall	$466,900	$322,000	145%
Shotwell	$416,150	$287,000	145%

LTI. Under the shareholder-approved 2013 Incentive Plan, we may award stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance share awards, and performance compensation awards. The Committee has historically awarded RSUs that vest ratably over time and PSAs with relative performance metrics as the LTI component of executive compensation. The Committee selects all executive-level participants and determines participation levels and the terms and conditions of all awards made under the plan subject to plan requirements including minimum vesting periods. A maximum of 400,000 shares may be granted under the plan to an individual pursuant to stock options and stock appreciation rights during any one-year period; for any other award, a maximum of 200,000 shares may be granted under the plan to an individual during any one-year period. The Committee typically determines the cash value of proposed equity awards at its January meeting and sets the grant date in February or March with the number of shares based on the closing price of the Company's common stock on the day before the grant date.

In 2021, the Committee maintained the following mix of equity awards, consistent with the prior year:

	RSUs	PSA
O'Haver	30%	70%
Farnsworth	50%	50%
Nixon	50%	50%
Ognall	50%	50%
Shotwell	50%	50%

The Committee continued to use two performance metrics for LTI awards granted in 2021—half of the awards vest based the Company's ROATCE and the other half vest based on Company TSR, each over a three-year period. In 2021, the Committee decided to use the same peer group for ROATCE and TSR performance. The 2021 LTI awards to executive officers were subject to the following vesting conditions:

Umpqua's 3-Year Performance to Peer Group	Vesting
Lower than 50%	-%
50%	50%
Between 50% and 100%	*
100% (Umpqua's TSR or ROATCE performance equals or exceeds peer performance)	100%
Between 100% and 150%	*
At or above 150%	150%
*    When performance is between 50% and 100% relative to peers, such results will be interpolated on a straight-line basis to determine the applicable vesting percentage. For example, TSR or ROATCE performance of 80% or 111% will result in 80% or 111%, respectively, of the award vesting.

In January 2021, the Compensation Committee approved awards to Mr. O'Haver of 40,630 ROATCE-based PSAs, 40,630 TSR-based PSAs and 34,825 RSUs with an accounting value at grant of $2.2 million. After reviewing competitive data for equity awards to, and total compensation of, the CEO position, the Committee determined that the aggregate equity awards to the CEO should be valued at not less than his base salary and target cash incentive. CEO O'Haver recommended the amount and mix of other named executive officer equity awards; the Committee reviewed and approved the CEO's recommendations based on the competitive assessment and the CEO's evaluation of individual performance.

In February 2021, the Committee confirmed the satisfaction of vesting conditions of performance-based awards originally granted in 2018 as follows:

Year of PSA Grant	Year Vested	Vesting Percentage
2018 (ROATCE-based)	2021	107.5%
2018 (TSR-based)	2021	66.6%

Other Annual Compensation - Benefits and Perquisites. We provide the following benefit programs to executive officers and to other employees:

Benefit Plan	Executive Officers and Key Managers and Contributors	All Full Time Employees
401(k) Plan	•	•
Group Medical/Dental/Vision	•	•
Group Life and Disability	•	•
Severance	•	•
Change in Control	•
Supplemental Retirement/Deferred Compensation Plan	•
Umpqua sponsors and administers a 401(k) salary deferral and profit sharing plan covering substantially all employees of the Company and its subsidiaries. The qualified plan is subject to ERISA. Participants may elect to contribute 100% of eligible compensation to the plan each year, subject to applicable IRC limits on annual employee deferrals. In 2021, the Company made a matching contribution of 50% of each participant's salary deferral, up to 8% of eligible compensation (or a maximum of 4% of eligible payroll deferrals by associates). Our named executive officers are eligible to participate in the plan on the same terms and conditions as other employees.

The Company adopted a non-qualified Supplemental Retirement and Deferred Compensation Plan in 2008. The deferred compensation component of the SRP/DCP is available to a select group of officers determined by the Committee based on their position, duties and compensation level. All named executive officers are currently eligible to participate. Participants may elect to defer up to 50% of their salary or a portion of their annual cash incentive payment into a plan account. The Company did not make discretionary contributions to deferred compensation accounts in 2021. The supplemental retirement component of the SRP/DCP is provided for senior officers, primarily the CEO and executives who report to the CEO, who are selected by the Committee. All named executive officers are currently eligible to participate. Each year the Committee determines whether to recommend to the Board that the Company make a discretionary contribution to the supplemental retirement component of the SRP/DCP. The Compensation Committee did not recommend a contribution in 2021. Participants may invest deferred compensation and Company contributions in mutual funds like those available under the 401(k) plan. The Company does not guarantee earnings or pay interest on elective deferrals or Company discretionary contributions.

Umpqua has adopted a policy that governs use of the aircraft leased by the Company. That policy generally provides that the CEO or CFO must approve any use of this aircraft and it prohibits any purely personal use, regardless of whether the officer reimburses the Company for that use. If the officer is accompanied on a business trip by a spouse or other guest, the officer must reimburse the Company for the spouse or guest's use of the aircraft in accordance with the Standard Industry Fare Level formula. If the officer's spouse accompanies the officer on the aircraft for the purpose of participating in business functions, that use is not deemed to be personal use.

SECTION 3 – OTHER COMPENSATION INFORMATION

Risk Assessment and Bank Regulatory Requirements

The Company develops and implements compensation plans that provide strategic direction to the participant and engage and reward them for the Company's success, which we believe contributes to shareholder value. We believe our approach to goal setting, establishing targets with payouts at multiple levels of performance, evaluation of performance results and negative discretion in the payout of incentives help to mitigate excessive risk-taking that could harm Company value or reward poor judgment.

Compensation policies and practices are determined by reviewing compensation analyses including industry/market benchmarking reports to determine competitive pay packages. The Company's variable pay programs are designed to reward outstanding individual and team performance while mitigating risk taking behavior that might affect financial results. Performance incentive rewards for all plans continue to be focused on results that possibly impact earnings, profitability, credit quality, reasonable loan growth, deposit growth, sound investment advice, superior customer service, sound operations and compliance, sustainable culture, and leadership excellence. Incentive plans, which are reviewed and revised on an annual basis, have defined terms and conditions that enable the Company to adjust the final scoring and payment of the plan, including adjustments that may only become apparent upon an after the fact review. In addition, some incentive plans may have specific and defined holdbacks and modifiers enabling adjustments at the time of payout.

Generally, there is more oversight of plans that have a higher degree of risk, larger payouts, and those plans that could have the greatest negative impact on the Company's safety and soundness, such as plans for Commercial, Retail, Mortgage and Umpqua Investments. The more risk associated with the incentive plan the more review and approval hurdles must be crossed before payment is made. In January 2021, the Compensation Committee met with executive officers to review the incentive compensation plans and concluded that, based on the controls described above and elsewhere in this proxy statement, those plans do not present risks that are reasonably likely to have a material adverse effect on the Company.

When evaluating risk, the Compensation Committee noted that OEPS, which is based on audited financial results, is the primary financial component of annual incentive compensation. In this environment, operating costs and the net interest margin are the primary drivers of OEPS. The Committee and the Board receive regular reports about OEPS and the steps taken by management to address operating efficiencies, deposit prices and loan yields. The degree of oversight devoted to OEPS is a strong risk control.

In addition, the Company has adopted compensation practices, as discussed in this proxy statement, that discourage excessive or unnecessary risk-taking, such as:

•Requiring executives to acquire and hold substantial ownership positions in company stock
•Implementing "clawback" provisions in incentive plans
•Adopting a "hold to retirement" policy with respect to 75% of the net gains from equity awards

The agreements with our named executive officers also provide that Umpqua shall not pay any benefit to the extent that such payment would be prohibited by the provisions of Part 359 of the regulations of the Federal Deposit Insurance Corporation, as the same may be amended from time to time.

Internal Pay Equity

In January 2021, the Compensation Committee considered internal pay equity when it reviewed the total compensation paid to the CEO, as compared to the other named executive officers and the CEO's other direct reports. Based on its review, the Committee was satisfied that the comparative relationship between the compensation of the CEO and Umpqua's other named executives is appropriate.

Equity Compensation Practices

In general, we issue long-term equity incentives to our named executive officers at the following times:
•upon initial employment with the Company
•in the first quarter of each year, in connection with establishing the long-term incentive compensation component of their compensation and at the same time as equity awards made to non-executive employees; and
•in connection with a significant advancement or promotion or a significant change in compensation arrangements.

Stock Ownership and Retention Policies

We believe that key executives should have a significant stake in the performance of the Company's stock, to align their decisions with creating shareholder value and to minimize negative market perceptions caused by excessive insider sales of Company shares. Our Statement of Governance Principles (posted on our website) requires directors and executive officers to accumulate a meaningful position in Company shares. Our stock ownership requirement for outside directors and executive officers is tied to a multiple of director compensation for directors and a multiple of base salary for the executive officers, as noted below:

Minimum Ownership
Position	(multiple of annual base salary/annual director compensation)
CEO	4
President/Senior EVP	2
Other EVPs	1.5
Outside Director	4
Under this policy, share ownership is determined from the totals on Table 1 of SEC Form 4, which includes unvested equity awards, and shares in which beneficial ownership is disclaimed. Compliance with share ownership guidelines is reviewed annually by the Nominating and Governance Committee. This minimum ownership must be achieved within five years after the officer or director takes office. As of December 31, 2021, all directors and executive officers satisfied these requirements or had not yet served for five years.

In addition, named executive officers must retain a substantial portion of the equity awards granted by the Company. A named executive officer must retain 75% of the following awards until the officer retires:

•Gains from option exercises (shares remaining after payment of the exercise price and taxes)
•Vested RSAs and PSAs (net of tax withholdings)
•Shares issued in payment of RSUs (net of tax withholdings)

Exceptions to this holding requirement may be granted only by the Compensation Committee based upon bona fide personal financial need or family hardship, including divorce or death of a spouse.

Directors and executive officers may sell no more than 15,000 shares per calendar year unless he or she obtains authorization in a hardship situation from the Committee. A director or officer may, however, sell shares to cover the exercise price and estimated taxes associated with an option exercise or RSA vesting.
In 2021, the named executive officers, as a group, acquired 183,986 shares of Company stock through vesting of RSAs or PSAs and exchanged 65,218 shares to pay taxes in connection with vesting.

Hedging and Pledging

We prohibit directors and executives from engaging in transactions in which they may profit from short term speculative swings in the market value of Umpqua stock. These prohibited transactions include "short sales" (selling borrowed securities which the seller hopes can be purchased at a lower price in the future); "short sales against the box" (selling owned, but not delivered securities); "put" and "call" options (publicly available rights to sell or buy Umpqua shares at a specific price within a specified period of time); and derivative transactions. The Company and its affiliates will not make a loan to directors or executive officers secured by Company stock, and directors and executive officers are not permitted to pledge Company stock.

Severance and Change in Control

The occurrence or potential occurrence of a change in control transaction can create uncertainty regarding the continued employment of our executive officers. These transactions often result in significant organizational changes, particularly at the senior executive level. We believe that change in control benefits eliminate or at least reduce any reluctance of executive officers to actively pursue potential change in control transactions that may be in the best interest of shareholders and are competitive in the industry. Accordingly, we provide such protection for our named executive officers under their respective employment agreements. Our CEO recommends to the Compensation Committee the level of benefit to be provided to an executive, and the Committee considers that recommendation and makes a final decision. We consider these severance protections to be an important part of an executive's compensation and consistent with similar benefits offered by our competition.

All of our change in control provisions are "double trigger," such that the benefit is paid only if there is both a change in control transaction and a qualifying termination of employment. As a condition to receiving these severance benefits, the executive must agree non-compete or non-solicit covenants for a period following separation.

COMPENSATION TABLES

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation awarded to, paid to or earned by the named executive officers for the fiscal year ended December 31, 2021.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)(1)	(f)	(g)(2)	(h)	(i)(3)	(j)
O'Haver, Cort	2021	$1,050,000	—	$2,179,438	—	$1,522,500	—	$8,769	$4,760,707
President and CEO	2020	$1,000,000	—	$2,095,865	—	$1,208,333	—	$18,654	$4,322,852
	2019	$950,000	—	$1,892,548	—	$741,000	—	$21,298	$3,604,846
Farnsworth, Ron	2021	$510,000	—	$669,267	—	$591,600	—	$10,400	$1,781,267
EVP/CFO	2020	$500,000	—	$649,067	—	$466,000	—	$12,515	$1,627,582
	2019	$500,000	—	$598,547	—	$332,000	—	$15,899	$1,446,446
Nixon, Tory	2021	$650,000	—	$1,132,645	—	$942,500	—	$20,369	$2,745,514
Sr EVP/Chief	2020	$550,000	—	$798,838	—	$558,663	—	$18,789	$1,926,290
Banking Officer	2019	$550,000	—	$698,320	—	$365,200	—	$22,043	$1,635,563
Ognall, Andrew	2021	$460,000	—	$360,349	—	$466,900	—	$11,800	$1,299,049
EVP/General Counsel	2020	$440,000	—	$349,509	—	$358,820	—	$12,515	$1,160,844
Shotwell, David	2021	$410,000	—	$386,111	—	$416,150	—	$11,800	$1,224,061
EVP/Chief	2020	$410,000	—	$424,394	—	$334,335	—	$12,515	$1,181,244
Risk Officer	2019	$390,000	—	$566,519	—	$226,563	—	$17,599	$1,200,681
(1)    Fair value of stock awards issued during the year(s) shown; no option awards were issued. The assumptions made in calculating these values are disclosed in Notes 1 (Stock-Based Compensation discussion) and 20 to our Consolidated Financial Statements in our 2021 annual report on Form 10-K. The maximum value of the stock awards with performance conditions was: O'Haver $2,315,301; Farnsworth $511,839; Nixon $866,229; Ognall $275,579; and Shotwell $295,296.
(2)    Earned and awarded under the Company's 2021 annual incentive plan in the year(s) noted but paid in Q1 2022.

(3)    The table below itemizes the amounts shown in column (i), All Other Compensation, for 2021.

Name	Parking and Auto	Annual Dues and Club Memberships	Match Contribution to 401(k)	Payments related to Position Elimination	Miscellaneous
O'Haver	$3,660	$4,909	—	—	$200
Farnsworth	—	—	$10,200	—	$200
Nixon	$3,660	$4,909	$11,600	—	$200
Ognall	—	—	$11,600	—	$200
Shotwell	—	—	$11,600	—	$200

COMPENSATION AGREEMENTS
The table below sets forth the material provisions of our current named executive officer employment agreements:

	Expiration	Severance	Change in
Name	Date (1)	Benefit (2)	Control (3)
O'Haver	12/31/2024	24 mo. salary + 200% of target incentive	30 mo. salary + 250% of target incentive + up to 30 mos. of COBRA reimbursement
Farnsworth	12/31/2024	12 mo. salary	24 mo. salary + 200% of target incentive + up to 24 mos. of COBRA reimbursement
Nixon	12/31/2024	12 mo. salary	24 mo. salary + 200% of target incentive + up to 24 mos. of COBRA reimbursement
Ognall	12/31/2024	12 mo. salary	24 mo. salary + 200% of target incentive + up to 24 mos. of COBRA reimbursement
Shotwell	12/31/2024	12 mo. salary	24 mo. salary + 200% of target incentive + up to 24 mos. of COBRA reimbursement
(1) The agreements provide for at-will employment and are terminable by the Company or the executive at any time, with or without cause.

(2) Calculated based on base salary at the time of termination, and payable if the executive is terminated "without cause" or if the executive leaves for "good reason," as defined in the agreement.

(3) Calculated based on base salary at the time of termination, payable monthly over 18 months (or two years for Mr. O'Haver). This change in control benefit is payable only if the executive's employment is terminated following announcement of the proposed change in control to 18 months after the change in control transaction and it is paid in lieu of a severance benefit.

After consulting with Mercer on comparable terms in peer group employment agreements the Compensation Committee approved amendments to NEO agreements. Effective April 1, 2021, the Company extended the expiration date of the employment agreements with its NEOs to December 31, 2024. The amended agreements provide a change in control termination benefit if the executive's employment is terminated by the executive for good reason or by the Company without cause, in each case after announcement of a proposed change in control or within eighteen months (previously twelve months) following the change in control. The amended definition of "good reason" includes one or more of the following conditions as a triggering events: (i) a material reduction of the total of (A) the executive's base salary and (B) target annual cash incentive compensation opportunity, unless the reduction is in connection with, and commensurate with, reductions in the salaries and target incentive opportunities of all or substantially all similarly situated executives of the company; (ii) a requirement for the executive to relocate to a facility or location more than fifty miles from the executive’s designated work location; (iii) a material, adverse change in the executive's title, authority, duties or responsibility; (iv) any material breach by the company of any material provision of the employment agreement; or (v) in connection with a change in control, the Company's failure to obtain an agreement from any successor to the Company to assume and agree to perform the employment agreement in the same manner and to the same extent that the Company would be required to perform if no change had taken place, except where such assumption occurs by operation of law. The change in control termination benefits have been amended to (i) include reimbursement of the monthly COBRA premium paid by the executive for up to thirty (CEO) or twenty-four (other named executive officers) months following qualifying termination; and (ii) to provide that if the payments made in connection with a change in control termination event would constitute a "parachute payment" within the meaning of Internal Revenue Code Section 280G and be subject to the excise tax imposed by Internal Revenue Code Section 4999, then any such payment would be equal to (x) the largest portion of the payment that would result in no portion of the payment (after reduction) being subject to the Excise Tax or (y) the largest portion, up to and including the total, of the payment, whichever amount (i.e., the amount determined by clause (x) or clause (y)), after taking into account applicable federal, state, local, and foreign income and employment taxes, and the Excise Tax and any other applicable taxes (all computed at the highest applicable marginal rate), results in the executive's receipt, on an after-tax basis, of the greater economic benefit notwithstanding that all or some portion of the payment may be subject to the Excise Tax.

Employment agreements with our named executive officers also include the following provisions:

•A prohibition on competing with the Company during the time that the executive is receiving payment of a severance or change in control benefit
•Receipt of the change in control benefit is subject to a "double trigger" such that there must be a qualifying termination of employment in addition to a change in control event
•A prohibition on solicitation of the Company's customers or employees for two years following the executive's departure

GRANTS OF PLAN-BASED AWARDS
This table shows the plan-based awards granted to each named executive officer in the fiscal year ended December 31, 2021. The actual payouts under the annual non-equity incentive plans are shown in column (g) of the Summary Compensation Table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Awards ($)
(a)	(b)	(c)(1)	(d)	(e)	(f)	(g)(2)	(h)	(i)(3)	(l)(4)
O'Haver
Non-Equity		$525,000	$1,050,000	$1,575,000
PSA (ROATCE)	3/8/21				20,315	40,630	60,945		$741,904
PSA (TSR)	3/8/21				20,315	40,630	60,945		$801,630
RSA	3/8/21							34,825	$635,905
Farnsworth
Non-Equity		$204,000	$408,000	$612,000
PSA (ROATCE)	3/8/21				4,491	8,982	13,473		$164,011
PSA (TSR)	3/8/21				4,491	8,982	13,473		$177,215
RSA	3/8/21							17,965	$328,041
Nixon
Non-Equity		$325,000	$650,000	$975,000
PSA (ROATCE)	3/8/21				7,601	15,201	22,802		$277,570
PSA (TSR)	3/8/21				7,601	15,201	22,802		$299,916
RSA	3/8/21							30,403	$555,159
Ognall
Non-Equity		$161,000	$322,000	$483,000
PSA (ROATCE)	3/8/21				2,418	4,836	7,254		$88,305
PSA (TSR)	3/8/21				2,418	4,836	7,254		$95,414
RSA	3/8/21							9,673	$176,629
Shotwell
Non-Equity		$143,500	$287,000	$430,500
PSA (ROATCE)	3/8/21				2,591	5,182	7,773		$94,623
PSA (TSR)	3/8/21				2,591	5,182	7,773		$102,241
RSA	3/8/21							10,364	$189,247
(1)    There is no minimum guaranteed payment or vesting. If performance under the non-equity incentive plan is below the threshold, the executive receives no cash incentive compensation. If performance is below the threshold for the ROATCE- or TSR-based equity awards, none of the performance equity awards vest.

(2)    The shares underlying performance share awards (PSA) reported in columns (f) - (h) were issued under the 2013 Plan and vest three years following the award date to the extent that the Company's total shareholder return achieves specified targets as compared to the companies comprising the peer group as of the Grant Date for the "PSA (TSR)" awards and that the Company's return on average tangible common equity achieves specified targets compared to a Compensation Committee selected group of peers for the "PSA (ROATCE)" awards. See Long Term Incentive Compensation.
(3)    The shares underlying restricted stock awards (RSA) reported in column (i) were issued under the 2013 Plan and vest 33.33% per year over three years, beginning one year following the award date.

(4)    Column (l) shows the aggregate grant date fair value associated with PSAs and RSAs, as determined in accordance with FASB ASC 718, Stock Compensation. The assumptions used to calculate fair value are described in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
This table shows information concerning unvested restricted stock awards held by each named executive officer as of December 31, 2021. All awards were made under the shareholder approved 2013 Plan.

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(a)(1)	(g)(2)	(h)(3)	(i)(4)	(j)(5)
O'Haver
2/4/19			53,072	$1,021,105
2/4/19			53,072	$1,021,105
3/2/20	26,054	$501,279
3/2/20			45,595	$877,248
3/2/20			45,595	$877,248
3/8/21	34,825	$670,033
3/8/21			40,630	$781,721
3/8/21			40,630	$781,721
Farnsworth
2/4/19	4,469	$85,984
2/4/19			10,055	$193,458
2/4/19			10,055	$193,458
3/2/20	13,440	$258,586
3/2/20			10,080	$193,939
3/2/20			10,080	$193,939
3/8/21	17,965	$345,647
3/8/21			8,982	$172,814
3/8/21			8,982	$172,814
Nixon
2/4/19	5,214	$100,317
2/4/19			11,731	$225,704
2/4/19			11,731	$225,704
3/2/20	16,542	$318,268
3/2/20			12,406	$238,691
3/2/20			12,406	$238,691
3/8/21	30,403	$584,954
3/8/21			15,201	$292,467
3/8/21			15,201	$292,467

Ognall
2/4/19	2,607	$50,159
2/4/19			5,865	$112,843
2/4/19			5,865	$112,843
3/2/20	7,237	$139,240
3/2/20			5,428	$104,435
3/2/20			5,428	$104,435
3/8/21	9,673	$186,109
3/8/21			4,836	$93,045
3/8/21			4,836	$93,045
Shotwell
2/4/19	2,979	$57,316
2/4/19			6,703	$128,966
2/4/19			6,703	$128,966
7/22/19	3,333	$64,127
3/2/20	8,788	$169,081
3/2/20			6,591	$126,811
3/2/20			6,591	$126,811
3/8/21	10,364	$199,403
3/8/21			5,182	$99,702
3/8/21			5,182	$99,702
(1) The grant date of each award is noted below the name of each named executive officer.
(2)    Number of shares of restricted stock awards that have not vested as of December 31, 2021, each award vests 33.3% per year over a three-year period, beginning one year following the date of grant.
(3)    Aggregate market value of restricted stock awards that have not vested as of December 31, 2021, using the closing price of Umpqua stock of $19.24 on December 31, 2021.
(4)    Shares issuable upon vesting of performance based awards (assuming target vesting of 100%).
(5)    Aggregate market value of performance share awards that have not vested as of December 31, 2021, using the closing price of Umpqua stock of $19.24 on December 31, 2021 (assuming target vesting of 100%).

"IN THE MONEY" OPTIONS AT FISCAL YEAR-END
There were no stock options outstanding as of December 31, 2021.
OPTION EXERCISES AND STOCK VESTED
This table shows the number of restricted shares (RSUs and PSAs) that vested during the fiscal year ended December 31, 2021. In each case the Company received all required tax withholding. None of the named executive officers exercised stock options in 2021.

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
(a)	(d)	(e)(1)
O'Haver	80,723	$1,431,537
Farnsworth	29,185	$518,475
Nixon	34,652	$619,396
Ognall	16,723	$296,885
Shotwell	22,703	$409,313
(1)    Each of the named executive officers received a smaller "net" number of shares after tax withholding.

(2)    Includes the amount of deferred dividends paid upon vesting to O'Haver--$170,705, Farnsworth--$54,683, Nixon--$63,273, Ognall--$31,645,and Shotwell--$41,283.

PENSION BENEFITS
There were no pension benefits outstanding for the named executive officers.
NONQUALIFIED DEFERRED COMPENSATION

Name	Plan	Executive Contributions in 2021	Registrant Contributions in 2021	Aggregate Earnings in 2021	Aggregate Balance at December 31, 2021
(a)		(b)(1)	(c)	(d)(2)	(e)
O'Haver	SRP/DCP	$-	$-	$16,627	$207,467
Farnsworth	SRP/DCP	$-	$-	$(2,017)	$107,218
Nixon	SRP/DCP	$-	$-	$23,410	$245,814
Ognall	SRP/DCP	$-	$-	$10,075	$75,789
Shotwell	SRP/DCP	$141,024	$-	$71,161	$867,954
(1)    Discretionary deferrals from salary or annual incentive compensation. All amounts deferred are included in the Salary or Non-Equity Incentive Plan Compensation disclosures in the Summary Compensation Table.
(2)    Amounts reflect change in market value including dividends paid and interest earned, but exclude fees paid by participants.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following table shows the benefits payable to the named executive officers upon termination of employment for various reasons, including a change in control of the Company. See the summary of the executive's employment agreement following the Summary Compensation Table for a description of how the severance and change in control benefits are calculated. For purposes of this table, it is assumed that the change in control and termination of employment occurred on December 31, 2021.

Name of Executive and Triggering Events	Cash	Equity Value (1)
O'Haver
Death/disability	—	$3,476,209
Involuntary termination (3,5)	$4,200,000	—
Voluntary resignation/retirement	—	—
Qualifying termination following change in control (4,5)	$5,250,000	$6,531,460
Farnsworth
Death/disability (2)	$100,000	$705,941
Involuntary termination (3,5)	$510,000	—
Voluntary resignation/retirement	—	—
Qualifying termination following change in control (4,5)	$1,836,000	$1,810,638
Nixon
Death/disability	—	$888,242
Involuntary termination (3,5)	$650,000	—
Voluntary resignation/retirement	—	—
Qualifying termination following change in control (4,5)	$2,600,000	$2,517,265
Ognall
Death/disability	—	$287,593
Involuntary termination (3,5)	$460,000	—
Voluntary resignation/retirement	—	—
Qualifying termination following change in control (4,5)	$1,564,000	$996,151
Shotwell
Death/disability	—	$541,167
Involuntary termination (3,5)	$410,000	—
Voluntary resignation/retirement	—	—
Qualifying termination following change in control (4,5)	$1,394,000	$1,424,645
(1)    Dollar value of RSU and PSAs that would vest upon the event calculated at $19.24 per share, the closing price of Umpqua's stock on December 31, 2021.
(2)    Bank owned life insurance (BOLI) death benefit, providing for a payment if death occurs while employed. Excludes amounts payable under company-wide group life and disability plans.

(3)    Involuntary termination includes termination without "cause" by the Company and termination for "good reason" (material, adverse change in title, authority, duties or responsibility; material reduction in base salary and target annual incentive not shared by other executives; involuntary relocation; or material breach of employment agreement) by the executive officer. Cash payments equal two years' base salary and two years' target incentive (Mr. O'Haver) or one years' base salary (all other named executive officers) paid over time.

(4) Triggering events are termination without "cause" or executive termination for "good reason" within eighteen months following a change in control. Cash payments would have been 30 months' base salary, 250% of target incentive and up to 30 months COBRA reimbursement (Mr. O'Haver) and two years' base salary, 200% of target incentive and up to 24 months COBRA reimbursement (all other named executive officers). Change in control termination benefits are in lieu of severance benefits and are paid over time.

(5) Receipt of benefits are conditioned upon the executive not competing with the Company or soliciting the Company's employees or customers and releasing claims against the Company.

The following table shows how the change in control cash benefit is calculated for those named executive officers whose benefit could be reduced under Section 280G.

Name	Present Value of Change in Control Benefit Under Employment Agreement	Less Potential §280G Cutback or Excise Tax Paid (1)	Net Present Value of Change in Control Cash Benefit
O'Haver	$10,750,798	$(1,671,414)	$9,079,384
Farnsworth	$3,075,142	—	$3,075,142
Nixon	$4,269,240	$(1,130,840)	$3,138,400
Ognall	$2,267,662	—	$2,267,662
Shotwell	$2,180,625	—	$2,180,625
(1)    This calculation does not reflect the value of the non-compete provisions of the employment agreements, which we believe would increase the net change in control cash benefit. Mr. O'Haver's calculation provides for payment of the excise tax, and Mr. Nixon's a cutback, consistent with the §280G net best calculation under the employment agreements.

PAY RATIO DISCLOSURE
The 2021 total compensation for our median employee was $70,102 and was $4,760,707 for our CEO. The resulting ratio of our CEO's pay to the pay of our median employee for 2021 is 68 to 1.
We identified the median employee by examining the 2021 total compensation for all individuals, excluding our CEO, who were employed by us on December 31, 2021. We included all employees, whether employed on a full-time, part-time or seasonal basis. We annualized the compensation for full-time and part-time employees that were not employed by us for all of 2021. We calculated the median employee's annual total compensation using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table in this proxy statement.

DIRECTOR COMPENSATION

In 2021 the Committee affirmed the following director compensation philosophy:

Umpqua's director compensation is designed to align the Board of Directors with its shareholders and other stakeholders, and to attract, motivate, and retain high performing members critical to our Company's success. Our director compensation philosophy is: we pay our directors competitively when compared to similar sized and performing financial services organizations.

Umpqua is committed to providing competitive compensation to our directors. Within that context, our prime objectives are to:

•Attract and retain highly qualified people that portray our culture and values
•Ensure the preservation and creation of value for our shareholders
•Align the interests of our directors, executives, and employees with our shareholders and other stakeholders
•Conform to the highest levels of fairness, ethics, transparency, regulatory compliance and sound governance practice

2021 Process

The Compensation Committee annually reviews director compensation with its consultant, using the same peer group as the executive compensation peers. Any change to director compensation is first reviewed by the Committee prior to Board review and approval. Currently, it is the Company's policy for director compensation to be paid primarily in Company stock, which may be taken as deferred compensation; provided, however, that a director may elect to receive up to 30% of compensation in cash. Prior to 2020, directors received the equity component in multiple awards; in 2020, the Board approved issuance of one award in April 2020, which vests with completion of service of the one-year term in April 2021. Cash elections were paid in April 2020.
2021 Schedule of Directors' Fees

In 2021, the Board approved the following compensation schedule, consistent with 2020 with the addition of a $10,000 retainer for a director serving on the FinPac board.

Total Compensation
Board Chair	$207,500
Audit and Compliance Committee Chair	$163,500
Other Committee Chairs	$158,000
Participating Director	$147,500
DIRECTOR COMPENSATION
The following table summarizes the compensation paid by the Company to non-employee directors for the year ending December 31, 2021.

	Fees Earned or	Stock	All Other
	Paid in Cash	Awards	Compensation	Total
Name	($)	($)	($)	($)
(a)(1)	(b)(2)	(c)(3)	(g)(4)	(h)
Peggy Fowler	$62,250	$145,246	$8,698	$216,194
Stephen Gambee	$—	$147,499	$8,833	$156,332
James Greene	$—	$147,499	$8,833	$156,332
Luis Machuca	$47,400	$110,585	$6,623	$164,608
Maria Pope	$—	$147,499	$8,833	$156,332
John Schultz	$—	$147,499	$8,833	$156,332
Susan Stevens	$—	$167,992	$9,462	$177,453
Hilliard Terry III	$49,050	$114,446	$6,854	$170,350
Bryan Timm	$—	$157,999	$9,462	$167,461
Anddria Varnado	$44,250	$103,248	$6,183	$153,681
(1)    Director O'Haver is omitted from this table because he received no separate compensation for Board service, and his compensation is disclosed in the Summary Compensation Table.
(2)    Directors Fowler, Terry and Varnado elected to receive 30% of their retainer compensation in cash.
(3)    Amounts in column (c) are the value of a restricted stock grant that vests on the day before the 2022 annual meeting of shareholders if the director is then serving on the Board, subject to prorated vesting if the director terminates board service prior to that date. The value is based on the closing price of Umpqua's common stock ($17.47) on the grant date (April 22, 2020). At December 31, 2021, directors had 8,314 (Fowler), 8,443 (Gambee, Greene, Pope, Schultz), 6,330 (Machuca), 9,616 (Stevens), 9,044 (Timm) 6,551 (Terry) and 5,910 (Varnado) shares subject to stock awards that will vest the day before the 2022 annual meeting of shareholders.
(4)    Amounts in column (g) are dividends received upon the vesting of equity awards.

Expenses incurred by directors in connection with attending meetings, such as travel costs and meals, are reimbursed by the Company. Such expenses are integrally and directly related to the performance of the directors' duties, and not personal benefits or perquisites.

We also offer a nonqualified deferred compensation plan to non-employee directors. Under this plan, each director may annually elect to place all or part of his or her director compensation for the coming year into the deferred plan. Under the plan, a director may choose to have distributions from the plan paid in a lump sum or in annual installments over three, five or ten-year periods following the date that the director leaves the Board. Shares issuable under equity awards that are deferred are held by a trustee and remain subject to the claims of general creditors of the Company. The dividends paid on those shares are credited to the director's account, but no interest or other compensation or earnings are paid by the Company with respect to the deferred account. Directors Gambee and Machuca have participated in the deferred compensation plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is now, or has ever been, an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company or any of its subsidiaries during 2021 pursuant to which disclosure would be required under applicable rules of the SEC pertaining to the disclosure of transactions with related persons. No Company executive officer currently serves or served during 2021 on the board of directors or compensation committee of another company at any time during which an executive officer of such other company served on the Company's Board or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.

Based on the foregoing review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2021.

Submitted by the Compensation Committee:

Luis Machuca (Chair)
Maria Pope
John Schultz
Bryan Timm
Anddria Varnado

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Umpqua and its subsidiaries and predecessors by merger that were in effect at December 31, 2021.

	Equity Compensation Plan Information
	(A)	(B)	(C)
(shares in thousands) Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2013 Incentive Plan (1)	620	$—	2,737
Equity compensation plans not approved by security holders	—	—	—
Total	620	$—	2,737

(1)Shareholders approved the Company's 2013 Incentive Plan on April 16, 2013, and approved an amendment to the 2013 plan to increase the number of authorized shares at the 2016 annual meeting of shareholders. The 2013 Plan authorizes the issuance of equity awards to directors and employees and reserves 12.0 million shares of the Company's common stock for issuance under the plan (up to 6 million shares for "full value awards" as described below). With the adoption of the 2013 Plan, no additional awards are being issued from prior plans. Under the terms of the 2013 Plan, restricted stock awards generally vest ratably over a three year period and performance share awards generally cliff vest at the end of a three-year performance period. The 2013 Plan weights "full value awards" (restricted stock and performance share awards) as two shares issued from the total authorized under the 2013 Plan; we have issued only full value awards under the 2013 Plan. For purposes of column (B) above, performance share awards are excluded from the calculation. For purposes of column (C) above, the total number of shares available for future issuance under the 2013 Plan for full value awards was 1.4 million at December 31, 2021. At December 31, 2021, 620,000 performance share awards were outstanding and subject to satisfaction of performance based on the Company's total shareholder return or return on average tangible shareholders equity relative to a peer group. At December 31, 2021, 764,000 full value shares issued as restricted stock were outstanding, but subject to forfeiture in the event that time based conditions are not met.

Security Ownership of Management and Others
The following table sets forth the shares of common stock beneficially owned as of February 15, 2022, the record date, by each director and each named executive officer, the directors and executive officers as a group and those persons known to beneficially own more than 5% of Umpqua's common stock.

	Amount and nature of beneficial	% of
Name and address of beneficial owner of common stock*	ownership**	class
Named Executive Officers
Cort O'Haver (1)	206,978	***
Ron Farnsworth (2)	178,444	***
Tory Nixon (3)	93,033	***
Andrew Ognall (4)	80,164	***
David Shotwell (5)	66,124	***
Directors (Mr. O'Haver is listed above with NEOs)
Stephen Gambee (6)	124,674	***
Bryan Timm (7)	106,919	***
Peggy Fowler (8)	103,408	***
Luis Machuca (9)	72,125	***
Susan Stevens (10)	60,978	***
Hilliard Terry, III (11)	59,452	***
James Greene (12)	57,451	***
Maria Pope (13)	54,360	***
John Schultz (14)	39,620	***
Anddria Varnado (15)	18,771	***
Directors and Executive Officers
All directors and executive officers as a group--18 persons (16)	1,464,709	***
Beneficial Owners of more than 5% of Umpqua common stock
The Vanguard Group (17)	20,654,099	9.53%
100 Vanguard Blvd., Malvern, PA 19355
BlackRock, Inc. (18)	19,419,124	8.96%
55 East 52nd St., New York, NY 10055
Morgan Stanley (19)	11,421,660	5.27%
1585 Broadway, New York, NY 10036
Macquarie Management Holdings Inc. (20)	13,771,277	6.36%
50 Martin Place, Sydney, New South Wales, Australia
State Street Corporation (21)	11,006,211	5.07%
1 Lincoln St, Boston, ME 02111
* The address for our officers and directors is care of Umpqua Holdings Corporation, One SW Columbia St., Portland, OR 97204
** Shares of no par value common stock held directly with sole voting and investment power unless otherwise indicated. Fractional shares in plans have been rounded down to the nearest whole share. Includes shares held indirectly in deferred compensation plans, 401(k) plans, supplemental retirement plans, and IRAs. Includes shares for which the director or executive officer has the right to acquire beneficial ownership within 60 days of the date of this proxy statement.
***  Less than 1.0%.

(1)Excludes 208,693 shares of unvested performance or restricted unit awards not eligible to vote.
(2)Includes shares held with or by the individual's spouse. Excludes 56,820 shares of unvested performance or restricted unit awards not eligible to vote.
(3)Excludes 83,753 shares of unvested performance or restricted unit awards not eligible to vote.
(4)Excludes 30,594 shares of unvested performance or restricted unit awards not eligible to vote.
(5)Excludes 38,182 shares of unvested performance or restricted unit awards not eligible to vote.
(6)Includes 17,500 shares held by a corporation Mr. Gambee is deemed to control. Excludes 8,334 shares of restricted unit awards not eligible to vote.
(7)Excludes 9,044 shares of unvested restricted stock unit awards not eligible to vote.
(8)Excludes 8,314 shares of unvested performance or restricted unit awards not eligible to vote.
(9)Excludes 6,330 shares of unvested performance or restricted unit awards not eligible to vote.
(10)Excludes 9,616 shares of unvested performance or restricted unit awards not eligible to vote.
(11)Excludes 6,551 shares of unvested performance or restricted unit awards not eligible to vote.
(12)Excludes 8,443 shares of unvested performance or restricted unit awards not eligible to vote.
(13)Excludes 8,443 shares of unvested performance or restricted unit awards not eligible to vote.
(14)Excludes 8,443 shares of unvested performance or restricted unit awards not eligible to vote.
(15)Excludes 5,910 shares of unvested performance or restricted unit awards not eligible to vote.
(16)See footnotes (1) - (15); excludes an additional 43,700 shares of unvested performance or restricted unit awards not eligible to vote.
(17)Information from Schedule 13G/A filed on February 10, 2022 for holdings as of December 31, 2021, which indicates such person has the sole voting power for zero shares, shared voting power for 105,534 shares, sole dispositive power for 20,346,092 shares and shared dispositive power for 308,007 shares.
(18)Information from Schedule 13G/A filed February 3, 2022, for holdings as of December 31, 2021, which indicates such person has sole voting power for 18,061,134 shares and sole dispositive power for all shares.
(19)Information from Schedule 13G/A filed February 10, 2022, for holdings as of December 31, 2021, which indicates such person has shared voting power for 11,236,353 shares and shared dispositive power for 11,421,660 shares.

(20)Information from Schedule 13G filed February 11, 2022, for holdings as of December 31, 2021, which indicates 13,771,277 shares are deemed beneficially owned due to Macquarie Group Limited's ownership of Macquarie Bank Limited, Macquarie Management Holdings Inc. (sole voting and dispositive power of 13,720,488 shares), Macquarie Investment Management Business Trust (sole voting and dispositive power of 13,720,488 shares), Macquarie Investment Management Group Limited (sole voting and dispositive power of 5,987 shares) and Ivy Investment Management Company (sole voting and dispositive power of 548 shares).

(21)Information from Schedule 13G/A filed February 14, 2022, for holdings as of December 31, 2021, which indicates such has shared dispositive power for 11,006,211 shares and shared voting power for 10,558,680 shares and sole voting and dispositive power for no shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
The Company has a formal process with respect to the review and approval of loans extended by Umpqua Bank to related persons, as described below. In accordance with our written procedures for the review of transactions with related persons and NASDAQ Listing Rules, all other transactions with related persons must be approved by disinterested members of the Board's Audit and Compliance Committee after a review of (i) the related person's relationship to the Company; (ii) the proposed aggregate value of such transaction; (iii) the approximate dollar value of the transaction to the related person; (iv) the benefits to the Company of the proposed transaction and the availability and price of comparable products or services; (v) an assessment of whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally; and (vi) management's recommendation.
Umpqua Holdings Corporation does not extend loans or credit to any officers or directors. However, many of our directors and officers, their immediate family members and businesses with which they are associated, borrow from and have deposits with Umpqua Bank. All such loans are made in the ordinary course of Umpqua Bank's business, and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender, Umpqua Bank. These loans did not and do not involve more than the normal risk of collection or present other unfavorable features to Umpqua Bank.
Loans by Umpqua Bank to directors and designated executive officers are governed by Regulation O, 12 CFR Part 215. Under Umpqua Bank's procedures, the Chief Credit Officer can approve individual credits subject to Regulation O up to a total credit exposure of $500,000 and report those loans to the Enterprise Risk and Credit Committee. All Regulation O credits must be made on non-preferential terms, and all Regulation O credits with a total credit exposure in excess of $500,000 must be approved by the Committee, with the number of affirmative votes representing at least a majority of the Board. Umpqua Bank also requires Regulation O applicants to submit a detailed financial statement at the time of application. Regulation O limits loans to an executive officer, including all loans personally guaranteed by the officer, to $100,000, unless the loan is (a) made to finance the purchase, construction, or improvement of the officer's primary or secondary residence and is secured by a first lien on such residence, (b) made to finance the education of the officer's children, or (c) fully secured by a deposit account, U.S. Treasury bonds, or certain U.S. government guarantees. All of our named executive officers are designated as executive officers of Umpqua Bank under Regulation O. In no case may the total loans to any designated executive officer exceed 5% of Umpqua Bank's capital absent the approval of a majority of the Company's disinterested directors.  Each extension of credit to a designated executive officer must contain a written demand clause stating that the extension of credit will, at the option of Umpqua Bank, become due and payable at any time the officer is indebted to any other bank or banks in an aggregate amount greater than the amount specified for a category of credit in paragraph 215.5(c) of Regulation O.
As of December 31, 2021, the sum of committed but undisbursed funds plus the outstanding balances of all loans to Regulation O executive officers, directors, principal shareholders and their businesses was $23.5 million, which represented approximately 0.86% of our consolidated shareholders' equity and 0.76% of our risk-based capital at that date. All such loans are currently in good standing and are being paid in accordance with their terms.

Director Independence

The Board has determined that all directors except our CEO Mr. O'Haver qualify as "independent," as defined in NASDAQ listing rules. In determining the independence of directors, we considered the responses to annual Director & Officer Questionnaires that indicated no transactions between the Company or its affiliates and directors other than banking transactions with Umpqua Bank and arrangements under which Umpqua Bank purchases waste disposal services in southern Oregon from a company affiliated with Mr. Gambee at standard, regulated rates, which totaled $5,187.60 in 2021. The Board also considered the lack of any other reported transactions or arrangements; directors are required to report conflicts of interest and transactions with the Company pursuant to our Corporate Governance Principles and Code of Ethics, which can be found on our website https://www.umpquabank.com/investor-relations. See Transactions with Related Persons above for additional information.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Independent Registered Public Accounting Firm
Deloitte has audited our consolidated financial statements and internal controls over financial reporting as of and for the year ended December 31, 2021.
INDEPENDENT AUDITORS' FEES
The following table shows the fees incurred for professional services provided by Deloitte for 2021 and 2020:

	2021	2020
Audit Fees (a)	$2,012	$1,907
Audit-Related Fees (b)	$52	$49
All Other Fees (c)	$2	$2
Tax Fees (d)	$76	$86
Total Fees	$2,142	$2,044

	2021	2020
Ratio of All Other Fees to Total Fees	0.09%	0.10%
(a)    Audit Fees for 2021 include: (i) the integrated audits of the Company's annual consolidated financial statements and internal control over financial reporting as of and for the year ended December 31, 2021, including compliance with the FDIC Improvement Act; (ii) reviews of the Company's quarterly consolidated financial statements for the periods ended March 31, June 30, and September 30, 2021; (iii) HUD and GNMA Audits for December 31, 2021; and (iv) S-3 & S-4 procedures.
(b)    Audit-Related Fees for 2021 represent billings by Deloitte for services provided during the twelve months ended December 31, 2021, including the audit of the Umpqua Bank 401(k) and Profit Sharing Plan for the plan year ended December 31, 2020, audited during 2021.
(c)    All Other Fees for 2021 represent all other billings by Deloitte for the twelve months ended December 31, 2021, including subscriptions to accounting research tools.
(d)    Tax Fees include fees billed for professional services rendered for tax compliance, tax advice and tax planning.
The Audit and Compliance Committee discussed these services with the independent auditors and Company management and determined that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

PRE-APPROVAL POLICY

The Audit and Compliance Committee pre-approved the services performed by Deloitte for the 2021 audit engagement in April 2021 in accordance with the Committee's pre-approval policy and procedures. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the "Permitted Services") that the independent auditor may perform. The policy requires that a description of the services expected to be performed by the independent auditor in each of the disclosure categories in the above table be provided to the Committee for pre-approval.

Services provided by the independent auditor during the year that are included in the Permitted Services list were pre-approved following the policies and procedures of the Audit and Compliance Committee. Any requests for audit, audit-related, tax, and other services not contemplated on the Permitted Services list must be submitted to the Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chair of the Committee. The Chair must update the Committee at the next regularly scheduled meeting of any services that received his pre-approval.

In addition, although not required by the rules and regulations of the SEC, the Audit and Compliance Committee generally requests a range of fees associated with each proposed service. Providing a range of fees for a service incorporates appropriate oversight and control of the independent auditor relationship, while permitting the Company to receive immediate assistance from the independent auditor when time is of the essence.

The policy contains a de minimis provision to provide retroactive approval for permissible non-audit services if:
(i)The service is not an audit, review or other attest service; and
(ii)The aggregate amount of all such services provided under this provision does not exceed $5,000 per project if approved by the Principal Financial Officer or Principal Accounting Officer or $50,000 per project if approved by the Chair of the Audit and Compliance Committee.

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

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit #	Description	Location

2.1	Agreement and Plan of Merger by and among Umpqua Holdings Corporation, Columbia Banking System, Inc, and Cascade Merger Sub, Inc..	Incorporated by reference to Exhibit 2.1 to Form 8-K filed October 15, 2021

3.1	Restated Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 23, 2018

3.2	Bylaws, as amended	Incorporated by reference to Exhibit 99.2 to Form 8-K filed March 24, 2020

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

4.3	Description of Registrant's Securities	Incorporated by reference to Exhibit 4.3 to Form 10-K filed February 28, 2020

10.1**	Employment Agreement dated effective April 1, 2021 between the Company and Cort O'Haver	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 6, 2021

10.2**	Form of Employment Agreement dated effective April 1, 2021 with Executive Officers (including Ron Farnsworth, Neal McLaughlin, Frank Namdar, Tory Nixon, Andrew Ognall, David Shotwell)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2021

10.3**	Employment Agreement dated effective April 1, 2021 between Umpqua Bank and Lisa White	Filed herewith

10.4**	Umpqua Holdings Corporation 2013 Incentive Plan, effective December 14, 2012, as amended	Incorporated by reference to Exhibit 10.10 to Form 10-K filed February 23, 2017

10.5.a**	Form of 2022 Restricted Stock Unit Award Agreement under 2013 Incentive Plan	Filed herewith

10.5.b**	Form of Notice of Restricted Stock Unit Award	Filed herewith

10.5.c**	Form of 2021 Director Restricted Stock Award	Incorporated by reference to Exhibit 10.15 to Form 10-K filed February 28, 2020

10.5.d**	Form of 2021 Notice of Restricted Stock Award	Incorporated by reference to Exhibit 10.6.a to Form 10-K filed February 25, 2021

10.5.e**	Form of 2021 Notice of Performance (TSR) Share Award	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 6, 2021

10.5.f**	Form of 2021 Notice of Performance (ROATCE) Share Award	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 4, 2021

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit #	Description	Location

32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
**Indicates compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2022.

UMPQUA HOLDINGS CORPORATION (Registrant)

/s/ Cort L. O'Haver		February 25, 2022
Cort L. O'Haver, President and Chief Executive Officer

Signature	Title	Date

/s/ Cort L. O'Haver	President, Chief Executive Officer and Director	February 25, 2022
Cort L. O'Haver	(Principal Executive Officer)

/s/ Ronald L. Farnsworth	Executive Vice President, Chief Financial Officer	February 25, 2022
Ronald L. Farnsworth	(Principal Financial Officer)

/s/ Lisa M. White	Senior Vice President, Corporate Controller	February 25, 2022
Lisa M. White	(Principal Accounting Officer)

/s/ Peggy Y. Fowler	Chair	February 25, 2022
Peggy Y. Fowler

/s/ Stephen M. Gambee	Director	February 25, 2022
Stephen M. Gambee

/s/ James S. Greene	Director	February 25, 2022
James S. Greene

/s/ Luis F. Machuca	Director	February 25, 2022
Luis F. Machuca

/s/ Maria M. Pope	Director	February 25, 2022
Maria M. Pope

/s/ John F. Schultz	Director	February 25, 2022
John F. Schultz

/s/ Susan F. Stevens	Director	February 25, 2022
Susan F. Stevens

/s/ Hilliard C. Terry, III	Director	February 25, 2022
Hilliard C. Terry, III

/s/ Bryan L. Timm	Vice Chair	February 25, 2022
Bryan L. Timm

/s/ Anddria Varnado	Director	February 25, 2022
Anddria Varnado