Form 10-Q
period 2022-03-31
UMPQUA HOLDINGS CORP
filed 2022-05-05
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	March 31, 2022
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to .

Commission File Number: 001-34624

Umpqua Holdings Corporation
(Exact Name of Registrant as Specified in Its Charter)

Oregon	93-1261319
(State or Other Jurisdiction	(I.R.S. Employer Identification Number)
of Incorporation or Organization)

One SW Columbia Street, Suite 1400
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
Common stock, no par value: 217,046,408 shares outstanding as of May 2, 2022.

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

Merger Agreement	Agreement dated as of October 11, 2021, by and among Umpqua, Columbia, and Cascade Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Columbia
Merger Sub	Cascade Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Columbia
MSR	Mortgage servicing rights
PD	Probability of default
PPP	Paycheck Protection Program
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
Umpqua	Umpqua Holdings Corporation and its subsidiaries

PART I.       FINANCIAL INFORMATION
Item 1.         Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks (restricted cash of $9,072 and $3,593)	$307,144	$222,015
Interest bearing cash and temporary investments (restricted cash of $0 and $400)	2,358,292	2,539,606
Total cash and cash equivalents	2,665,436	2,761,621
Investment securities
Equity and other, at fair value	78,966	81,214
Available for sale, at fair value	3,638,080	3,870,435
Held to maturity, at amortized cost	2,700	2,744
Loans held for sale, at fair value	309,946	353,105
Loans and leases (at fair value: $319,630 and $345,634)	22,975,761	22,553,180
Allowance for credit losses on loans and leases	(248,564)	(248,412)
Net loans and leases	22,727,197	22,304,768
Restricted equity securities	10,889	10,916
Premises and equipment, net	167,369	171,125
Operating lease right-of-use assets	87,333	82,366
Other intangible assets, net	7,815	8,840
Residential mortgage servicing rights, at fair value	165,807	123,615
Bank owned life insurance	328,040	327,745
Deferred tax asset, net	39,051	—
Other assets	408,497	542,442
Total assets	$30,637,126	$30,640,936
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$11,058,251	$11,023,724
Interest bearing	15,641,336	15,570,961
Total deposits	26,699,587	26,594,685
Securities sold under agreements to repurchase	499,539	492,247
Borrowings	6,290	6,329
Junior subordinated debentures, at fair value	305,719	293,081
Junior subordinated debentures, at amortized cost	87,984	88,041
Operating lease liabilities	101,732	95,427
Deferred tax liability, net	—	4,353
Other liabilities	328,677	317,503
Total liabilities	28,029,528	27,891,666
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2022 and 2021; issued and outstanding: 216,966,871 in 2022 and 216,625,506 in 2021	3,443,266	3,444,849
Accumulated deficit	(651,912)	(697,338)
Accumulated other comprehensive (loss) income	(183,756)	1,759
Total shareholders' equity	2,607,598	2,749,270
Total liabilities and shareholders' equity	$30,637,126	$30,640,936

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2022	March 31, 2021
INTEREST INCOME
Interest and fees on loans and leases	$214,404	$221,141
Interest and dividends on investment securities:
Taxable	18,725	13,112
Exempt from federal income tax	1,372	1,534
Dividends	86	598
Interest on temporary investments and interest bearing deposits	1,353	624
Total interest income	235,940	237,009
INTEREST EXPENSE
Interest on deposits	3,916	10,678
Interest on securities sold under agreement to repurchase and federal funds purchased	63	76
Interest on borrowings	49	1,772
Interest on junior subordinated debentures	3,149	3,052
Total interest expense	7,177	15,578
Net interest income	228,763	221,431
PROVISION FOR CREDIT LOSSES	4,804	—
Net interest income after provision for credit losses	223,959	221,431
NON-INTEREST INCOME
Service charges on deposits	11,583	9,647
Card-based fees	8,708	7,374
Brokerage revenue	11	3,915
Residential mortgage banking revenue, net	60,786	65,033
Gain on sale of debt securities, net	2	4
Loss on equity securities, net	(2,661)	(706)
Gain on loan and lease sales, net	2,337	1,373
Bank owned life insurance income	2,087	2,071
Other (losses) income	(2,884)	20,089
Total non-interest income	79,969	108,800
NON-INTEREST EXPENSE
Salaries and employee benefits	113,138	124,134
Occupancy and equipment, net	34,829	34,635
Communications	2,754	2,763
Marketing	2,398	1,372
Services	11,337	10,750
FDIC assessments	4,516	2,599
Intangible amortization	1,025	1,130
Merger related expenses	2,278	—
Other expenses	10,155	10,209
Total non-interest expense	182,430	187,592
Income before provision for income taxes	121,498	142,639
Provision for income taxes	30,341	34,902
Net income	$91,157	$107,737
Earnings per common share:
Basic	$0.42	$0.49
Diluted	$0.42	$0.49
Weighted average number of common shares outstanding:
Basic	216,782	220,367
Diluted	217,392	220,891
See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Net income	$91,157	$107,737
Available for sale securities:
Unrealized losses arising during the period	(237,046)	(87,345)
Income tax benefit related to unrealized losses	60,968	22,465

Reclassification adjustment for net realized gains in earnings	(2)	(4)
Income tax expense related to realized gains	1	1
Net change in unrealized losses for available for sale securities	(176,079)	(64,883)

Junior subordinated debentures, at fair value:
Unrealized losses arising during the period	(12,703)	(26,562)
Income tax benefit related to unrealized losses	3,267	6,832
Net change in unrealized losses for junior subordinated debentures, at fair value	(9,436)	(19,730)
Other comprehensive loss, net of tax	(185,515)	(84,613)
Comprehensive (loss) income	$(94,358)	$23,124

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2021	220,226,335	$3,514,599	$(932,767)	$122,745	$2,704,577
Net income			107,737		107,737
Other comprehensive loss, net of tax				(84,613)	(84,613)
Stock-based compensation		2,964			2,964
Stock repurchased and retired	(143,832)	(2,315)			(2,315)
Issuances of common stock under stock plans	408,700	—			—
Cash dividends on common stock ($0.21 per share)			(46,481)		(46,481)
Balance at March 31, 2021	220,491,203	$3,515,248	$(871,511)	$38,132	$2,681,869
Net income			116,143		116,143
Other comprehensive income, net of tax				12,497	12,497
Stock-based compensation		2,377			2,377
Stock repurchased and retired	(957)	(18)			(18)
Issuances of common stock under stock plans	136,206	34			34
Cash dividends on common stock ($0.21 per share)			(46,586)		(46,586)
Balance at June 30, 2021	220,626,452	$3,517,641	$(801,954)	$50,629	$2,766,316
Net income			108,066		108,066
Other comprehensive loss, net of tax				(30,420)	(30,420)
Stock-based compensation		2,765			2,765
Stock repurchased and retired	(4,011,808)	(78,321)			(78,321)
Issuances of common stock under stock plans	7,159	—			—
Cash dividends on common stock ($0.21 per share)			(46,027)		(46,027)
Balance at September 30, 2021	216,621,803	$3,442,085	$(739,915)	$20,209	$2,722,379
Net income			88,354		88,354
Other comprehensive loss, net of tax				(18,450)	(18,450)
Stock-based compensation		2,800			2,800
Stock repurchased and retired	(1,790)	(36)			(36)
Issuances of common stock under stock plans	5,493	—			—
Cash dividends on common stock ($0.21 per share)			(45,777)		(45,777)

Balance at December 31, 2021	216,625,506	$3,444,849	$(697,338)	$1,759	$2,749,270
Net income			91,157		91,157
Other comprehensive loss, net of tax				(185,515)	(185,515)
Stock-based compensation		2,454			2,454
Stock repurchased and retired	(194,792)	(4,037)			(4,037)
Issuances of common stock under stock plans	536,157	—			—
Cash dividends on common stock ($0.21 per share)			(45,731)		(45,731)
Balance at March 31, 2022	216,966,871	$3,443,266	$(651,912)	$(183,756)	$2,607,598

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,157	$107,737
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	1,106	4,455
Gain on sale of investment securities, net	(2)	(4)
Provision for credit losses	4,804	—
Change in cash surrender value of bank owned life insurance	(2,122)	(2,105)
Depreciation, amortization and accretion	7,613	7,759
Gain on sale of premises and equipment	(571)	(149)
Additions to residential mortgage servicing rights carried at fair value	(7,390)	(14,065)
Change in fair value of residential mortgage servicing rights carried at fair value	(34,802)	6,559
Stock-based compensation	2,454	2,964
Net increase in equity and other investments	(413)	(400)
Loss on equity securities, net	2,661	706
Gain on sale of loans and leases, net	(4,458)	(50,194)
Change in fair value of loans held for sale	11,055	24,118
Origination of loans held for sale	(649,122)	(1,635,532)
Proceeds from sales of loans held for sale	683,347	1,837,626
Change in other assets and liabilities:
Net decrease in other assets	167,911	128,221
Net increase (decrease) in other liabilities	2,097	(25,683)
Net cash provided by operating activities	275,325	392,013
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(131,869)	(555,269)
Proceeds from investment securities available for sale	126,011	227,122
Redemption of restricted equity securities	28	19,615
Net change in loans and leases	(470,337)	(267,940)
Proceeds from sales of loans and leases	44,549	82,529
Change in premises and equipment	(3,736)	(4,007)
Proceeds from bank owned life insurance death benefits	1,111	2,708
Other	104	129
Net cash used in investing activities	$(434,139)	$(495,113)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$104,906	$1,264,645
Net increase in securities sold under agreements to repurchase	7,292	45,018
Repayment of borrowings	—	(490,000)
Dividends paid on common stock	(45,532)	(46,248)
Repurchase and retirement of common stock	(4,037)	(2,315)
Net cash provided by financing activities	62,629	771,100
Net (decrease) increase in cash and cash equivalents	(96,185)	668,000
Cash and cash equivalents, beginning of period	2,761,621	2,573,181
Cash and cash equivalents, end of period	$2,665,436	$3,241,181

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,667	$15,434
Income taxes	$6,051	$36,404
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$(176,079)	$(64,883)
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$(9,436)	$(19,730)
Transfer of loans held for sale to loans	$—	$212,353

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

The accounting and financial reporting policies of Umpqua Holdings Corporation conform to accounting principles generally accepted in the United States of America. All references in this report to "Umpqua," "we," "our," or "us" or similar references mean the Company and include our consolidated subsidiaries where the context so requires. References to "Bank" refer to our subsidiary Umpqua Bank, an Oregon state-chartered commercial bank. FinPac is the Bank's wholly-owned subsidiary, a commercial equipment leasing company. The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and the Bank's wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated. The condensed consolidated financial statements have not been audited. A more detailed description of the Company's accounting policies is included in the 2021 Annual Report filed on Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2021 Annual Report filed on Form 10-K.

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to March 31, 2022, for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

Application of new accounting guidance

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

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this Update are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments clarify certain optional expedients and exceptions in Topic 848 for contract modifications. The amendments are in effect from March 12, 2020, through December 31, 2022. This ASU does not have a material impact on the Company's consolidated financial statements.

The Company has an enterprise-wide LIBOR transition program which includes business strategy, product design and pricing strategy, instrument contract remediation, and systems and processes. The Company continues to use the expedients in this guidance to manage through the LIBOR transition, specifically for our loan portfolio. Umpqua has stopped originating new instruments using LIBOR, and consistent with regulatory guidance, Umpqua has stopped extensions of, or any increase in exposure in, current LIBOR instruments.

Recent accounting pronouncements

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. As the Company has adopted CECL, ASU No. 2022-02 will be effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

Note 2 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses and approximate fair values of debt securities at March 31, 2022 and December 31, 2021:

	March 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$893,811	$330	$(31,999)	$862,142
Obligations of states and political subdivisions	317,743	2,463	(13,342)	306,864
Mortgage-backed securities and collateralized mortgage obligations	2,657,494	1,225	(189,645)	2,469,074
Total available for sale securities	$3,869,048	$4,018	$(234,986)	$3,638,080
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,700	$759	$—	$3,459
Total held to maturity securities	$2,700	$759	$—	$3,459

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$894,969	$27,279	$(4,195)	$918,053
Obligations of states and political subdivisions	320,338	11,734	(1,288)	330,784
Mortgage-backed securities and collateralized mortgage obligations	2,649,048	19,093	(46,543)	2,621,598
Total available for sale securities	$3,864,355	$58,106	$(52,026)	$3,870,435
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,744	$770	$—	$3,514
Total held to maturity securities	$2,744	$770	$—	$3,514

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $12.6 million and $10.4 million as of March 31, 2022 and December 31, 2021, respectively, and is included in Other Assets.

Debt securities that were in an unrealized loss position as of March 31, 2022 and December 31, 2021 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$798,817	$28,447	$26,276	$3,552	$825,093	$31,999
Obligations of states and political subdivisions	142,162	12,727	4,400	615	146,562	13,342
Mortgage-backed securities and collateralized mortgage obligations	1,707,308	109,913	671,447	79,732	2,378,755	189,645
Total temporarily impaired securities	$2,648,287	$151,087	$702,123	$83,899	$3,350,410	$234,986

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$197,529	$2,749	$28,378	$1,446	$225,907	$4,195
Obligations of states and political subdivisions	75,200	1,153	2,162	135	77,362	1,288
Mortgage-backed securities and collateralized mortgage obligations	1,777,288	40,579	129,943	5,964	1,907,231	46,543
Total temporarily impaired securities	$2,050,017	$44,481	$160,483	$7,545	$2,210,500	$52,026

These unrealized losses on the debt securities held by the Company were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the issuers of the debt securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2022 are issued or guaranteed by government sponsored enterprises. Because the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an allowance for credit losses at March 31, 2022.

The following table presents the contractual maturities of debt securities at March 31, 2022:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$11,321	$11,379	$—	$—
Due after one year through five years	307,338	300,748	2	2
Due after five years through ten years	918,444	883,850	7	7
Due after ten years	2,631,945	2,442,103	2,691	3,450
Total securities	$3,869,048	$3,638,080	$2,700	$3,459

The following table presents, as of March 31, 2022, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$304,762	$291,679
To secure repurchase agreements	589,782	568,495
Other securities pledged	243,779	232,466
Total pledged securities	$1,138,323	$1,092,640

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Commercial real estate
Non-owner occupied term, net	$3,884,784	$3,786,887
Owner occupied term, net	2,327,899	2,332,422
Multifamily, net	4,323,633	4,051,202
Construction & development, net	940,286	890,338
Residential development, net	195,308	206,990
Commercial
Term, net	2,772,206	3,008,473
Lines of credit & other, net	871,483	910,733
Leases & equipment finance, net	1,484,252	1,467,676
Residential
Mortgage, net	4,748,266	4,517,266
Home equity loans & lines, net	1,250,702	1,197,170
Consumer & other, net	176,942	184,023
Total loans and leases, net of deferred fees and costs	$22,975,761	$22,553,180

As of March 31, 2022 and December 31, 2021, the net deferred costs were $68.4 million and $57.5 million, respectively. The Bank participated in the PPP to originate SBA loans designated to help businesses maintain their workforce and cover other working capital needs during the COVID-19 pandemic. As of March 31, 2022, the Bank had approximately 2,000 PPP loans, totaling $172.8 million remaining in net loans, which are classified as commercial term loans in the table above. As of December 31, 2021, the Bank had approximately 4,000 PPP loans totaling $380.4 million in net loans. The remaining net deferred fees on the PPP loans were $5.5 million and $11.6 million as of March 31, 2022 and December 31, 2021, respectively.

Total loans and leases also include discounts on acquired loans of $8.3 million and $9.8 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, loans totaling $15.1 billion were pledged to secure borrowings and available lines of credit. The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. Interest accrued on loans totaled $57.3 million and $60.1 million as of March 31, 2022 and December 31, 2021, respectively, and is included in Other Assets.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the leases and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three to five years. Interest income recognized on these leases was $5.1 million for the three months ended March 31, 2022, as compared to $5.6 million for the three months ended March 31, 2021.

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases. The following table summarizes the carrying value of loans and leases sold by major loan type during the three months ended March 31, 2022 and 2021:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Commercial real estate
Non-owner occupied term, net	$18,060	$5,430
Owner occupied term, net	10,463	1,611
Commercial
Term, net	12,196	8,993
Residential
Mortgage, net	1,493	1,323
Consumer & other	—	63,799
Total loans and leases sold, net	$42,212	$81,156

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

The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate for all portfolio segments, during the three months ended March 31, 2022, were primarily related to changes in the economic assumptions. Because of the uncertain economic environment due to Russia's military conflict in Ukraine causing global oil prices to increase, continued supply-chain issues, and increasing interest rates, the Bank opted to use Moody's Analytics' March baseline economic forecast for estimating the ACL as of March 31, 2022.

In the baseline scenario selected, the probability that the economy will perform better than this baseline is equal to the probability that it will perform worse and included the following factors:
•U.S. real GDP average annualized growth of 3.5% in 2022, decreasing to 3.1% in 2023;
•U.S. unemployment average rate of 3.6% for 2022, dropping to 3.4% in 2023;
•COVID-19 infections abate in March 2022;
•The Federal Reserve is expected to increase the federal funds rate consistently throughout 2022 and 2023, reaching a long-run equilibrium of 2.5% by the end of 2024.

The Bank uses an additional scenario that differs in terms of severity within the variables, both favorable and unfavorable, to assess the sensitivity in the ACL results and to inform qualitative adjustments. The Bank selected the Moody's Analytics' March S2 scenario for this analysis. In the scenario selected, there is a 75% probability that the economy will perform better, broadly speaking, and a 25% probability that it will perform worse; and the scenario includes the following factors:
•The military conflict between Russia and Ukraine persists longer than anticipated. As a result, worries remain elevated that there could be a major interruption of global oil supplies. This causes oil prices to rise more than in the baseline and thereby increases inflationary pressures. Higher gasoline prices cut into disposable income that would otherwise be available for other spending;
•Supply-chain issues also worsen, increasing shortages of affected goods, also boosting inflation;
•New cases, hospitalizations and deaths from COVID-19 start to rise again, slowing growth in spending on air travel, retail, and hotels;
•U.S real GDP average annualized growth of 2.3% through 2022, decreasing to 1.4% in 2023;
•Unemployment begins to increase again in the second quarter of 2022;
•The economy returns to full employment more slowly than in the baseline, by the fourth quarter of 2023.

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

The Company evaluated each qualitative factor as of March 31, 2022, and made qualitative overlay adjustments of approximately $20.1 million to increase the amounts indicated by the models as considered necessary to adequately reflect the significant changes in credit conditions and overall portfolio risk.

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

The following tables summarize activity related to the allowance for credit losses by portfolio segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$99,075	$117,573	$29,068	$2,696	$248,412
(Recapture) provision for credit losses for loans and leases	(7,462)	8,812	2,872	1,474	5,696
Charge-offs	—	(7,858)	(167)	(885)	(8,910)
Recoveries	25	2,545	173	623	3,366
Net recoveries (charge-offs)	25	(5,313)	6	(262)	(5,544)
Balance, end of period	$91,638	$121,072	$31,946	$3,908	$248,564
Reserve for unfunded commitments
Balance, beginning of period	8,461	2,028	1,957	321	12,767
Provision (recapture) for credit losses on unfunded commitments	277	(408)	236	46	151
Balance, end of period	8,738	1,620	2,193	367	12,918
Total allowance for credit losses	$100,376	$122,692	$34,139	$4,275	$261,482

	Three Months Ended March 31, 2021
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$141,710	$150,864	$27,964	$7,863	$328,401
Provision (recapture) for credit losses for loans and leases	12,426	(4,503)	(6,912)	(485)	526
Charge-offs	(41)	(19,614)	(70)	(1,190)	(20,915)
Recoveries	380	2,091	108	692	3,271
Net recoveries (charge-offs)	339	(17,523)	38	(498)	(17,644)
Balance, end of period	$154,475	$128,838	$21,090	$6,880	$311,283
Reserve for unfunded commitments
Balance, beginning of period	$15,360	$2,190	$1,661	$1,075	$20,286
Provision (recapture) for credit losses on unfunded commitments	308	(389)	(373)	(72)	(526)
Balance, end of period	15,668	1,801	1,288	1,003	19,760
Total allowance for credit losses	$170,143	$130,639	$22,378	$7,883	$331,043

The following table presents the unfunded commitments for the period ended March 31, 2022 and 2021:

(in thousands)	Total
Unfunded loan and lease commitments
March 31, 2022	$7,387,402
March 31, 2021	$5,809,620

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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements is determined by the LGD calculated by the CECL model and therefore leases and equipment finance agreements on non-accrual will have an allowance for credit losses until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the three months ended March 31, 2022 and 2021.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing	Total Past Due	Non-Accrual (1)	Current	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$94	$—	$—	$94	$3,351	$3,881,339	$3,884,784
Owner occupied term, net	253	—	1	254	2,599	2,325,046	2,327,899
Multifamily, net	—	—	—	—	—	4,323,633	4,323,633
Construction & development, net	10,710	—	—	10,710	—	929,576	940,286
Residential development, net	—	—	—	—	—	195,308	195,308
Commercial
Term, net	1,021	339	—	1,360	4,256	2,766,590	2,772,206
Lines of credit & other, net	352	24	8	384	—	871,099	871,483
Leases & equipment finance, net	12,551	7,029	—	19,580	8,159	1,456,513	1,484,252
Residential
Mortgage, net	4,983	2,546	21,683	29,212	—	4,719,054	4,748,266
Home equity loans & lines, net	1,483	292	1,479	3,254	—	1,247,448	1,250,702
Consumer & other, net	462	270	111	843	—	176,099	176,942
Total, net of deferred fees and costs	$31,909	$10,500	$23,282	$65,691	$18,365	$22,891,705	$22,975,761
(1) Loans and leases on non-accrual with an amortized cost basis of $18.4 million had a related allowance for credit losses of $7.2 million at March 31, 2022.

	December 31, 2021
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing	Total Past Due	Non-Accrual (1)	Current and Other	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$388	$1,138	$—	$1,526	$3,384	$3,781,977	$3,786,887
Owner occupied term, net	101	65	1	167	2,383	2,329,872	2,332,422
Multifamily, net	—	—	—	—	—	4,051,202	4,051,202
Construction & development, net	—	—	—	—	—	890,338	890,338
Residential development, net	—	—	—	—	—	206,990	206,990
Commercial
Term, net	4,627	2,345	4	6,976	4,225	2,997,272	3,008,473
Lines of credit & other, net	300	2	357	659	—	910,074	910,733
Leases & equipment finance, net	6,806	8,951	3,799	19,556	8,873	1,439,247	1,467,676
Residential
Mortgage, net	802	3,668	27,249	31,719	—	4,485,547	4,517,266
Home equity loans & lines, net	1,214	491	732	2,437	—	1,194,733	1,197,170
Consumer & other, net	396	386	194	976	—	183,047	184,023
Total, net of deferred fees and costs	$14,634	$17,046	$32,336	$64,016	$18,865	$22,470,299	$22,553,180
(1) Loans and leases on non-accrual with an amortized cost basis of $18.9 million had a related allowance for credit losses of $7.5 million at December 31, 2021.

Collateral Dependent Loans and Leases

Loans are classified as collateral dependent when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes the amortized cost basis of the collateral dependent loans and leases by the type of collateral securing the assets as of March 31, 2022. There have been no significant changes in the level of collateralization from the prior periods.

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$3,088	$—	$—	$3,088
Owner occupied term, net	—	2,270	—	—	2,270
Commercial
Term, net	974	520	852	1,502	3,848
Line of credit & other, net	—	—	1	—	1
Leases & equipment finance, net	—	—	8,159	—	8,159
Residential
Mortgage, net	38,088	—	—	—	38,088
Home equity loans & lines, net	3,044	—	—	—	3,044
Total net of deferred fees and costs	$42,106	$5,878	$9,012	$1,502	$58,498

Troubled Debt Restructuring

At March 31, 2022 and December 31, 2021, troubled debt restructured loans of $8.4 million and $6.7 million, respectively, were classified as accruing TDR loans. The TDRs were granted in response to borrower financial difficulties, and generally provide for a temporary modification of loan repayment terms. In order for a new TDR loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

The following tables present TDR loans by accrual versus non-accrual status and by portfolio segment as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$999	$53	$1,052	5
Residential, net	7,387	—	7,387	42
Consumer & other, net	19	—	19	2
Total, net of deferred fees and costs	$8,405	$53	$8,458	49

	December 31, 2021
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$1,031	$59	$1,090	5
Residential, net	5,641	—	5,641	35
Consumer & other, net	22	—	22	3
Total, net of deferred fees and costs	$6,694	$59	$6,753	43

The following table presents loans that were determined to be TDRs during the three months ended March 31, 2022 and 2021:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Residential, net	$2,797	$1,710
Consumer & other, net	—	27
Total, net of deferred fees and costs	$2,797	$1,737

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

Substandard—A substandard loan or lease is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans and leases classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

The following tables represent the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of March 31, 2022 and December 31, 2021:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$229,840	$898,610	$428,769	$609,626	$435,395	$1,175,122	$980	$3,660	$3,782,002
Special mention	914	—	379	—	8,105	13,127	—	—	22,525
Substandard	—	19,176	1,990	2,590	44,843	10,446	—	968	80,013
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	244	—	—	244
Total non-owner occupied term, net	$230,754	$917,786	$431,138	$612,216	$488,343	$1,198,939	$980	$4,628	$3,884,784
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$112,979	$572,565	$230,865	$361,545	$237,044	$765,477	$4,686	$724	$2,285,885
Special mention	—	—	—	6,947	9,938	11,529	—	—	28,414
Substandard	—	—	1,286	660	837	10,358	—	—	13,141
Doubtful	—	—	—	—	—	29	—	—	29
Loss	—	—	—	—	—	430	—	—	430
Total owner occupied term, net	$112,979	$572,565	$232,151	$369,152	$247,819	$787,823	$4,686	$724	$2,327,899
Multifamily, net
Credit quality indicator:
Pass/Watch	$491,891	$1,707,002	$373,988	$733,701	$285,983	$698,237	$28,073	$2,925	$4,321,800
Special mention	—	—	—	—	—	1,833	—	—	1,833
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$491,891	$1,707,002	$373,988	$733,701	$285,983	$700,070	$28,073	$2,925	$4,323,633
Construction & development, net
Credit quality indicator:
Pass/Watch	$15,750	$337,635	$311,778	$198,534	$45,077	$18,417	$2,385	$—	$929,576
Special mention	—	—	—	10,710	—	—	—	—	10,710
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$15,750	$337,635	$311,778	$209,244	$45,077	$18,417	$2,385	$—	$940,286
Residential development, net
Credit quality indicator:
Pass/Watch	$5,557	$30,570	$14,004	$—	$—	$—	$142,450	$2,727	$195,308
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$5,557	$30,570	$14,004	$—	$—	$—	$142,450	$2,727	$195,308
Total commercial real estate	$856,931	$3,565,558	$1,363,059	$1,924,313	$1,067,222	$2,705,249	$178,574	$11,004	$11,671,910

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$111,977	$930,465	$241,252	$181,648	$162,649	$350,859	$676,393	$13,003	$2,668,246
Special mention	—	—	648	70	1,867	30,925	—	1,278	34,788
Substandard	1,117	—	8,412	—	27,647	4,439	23,200	3,020	67,835
Doubtful	—	—	920	—	—	—	—	—	920
Loss	—	—	—	—	417	—	—	—	417
Total term, net	$113,094	$930,465	$251,232	$181,718	$192,580	$386,223	$699,593	$17,301	$2,772,206
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$7,481	$24,632	$6,594	$16,060	$9,692	$1,462	$774,199	$8,940	$849,060
Special mention	—	—	—	—	—	—	13,334	181	13,515
Substandard	—	946	—	—	—	1,111	3,288	3,563	8,908
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total lines of credit & other, net	$7,481	$25,578	$6,594	$16,060	$9,692	$2,573	$790,821	$12,684	$871,483
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$216,053	$516,393	$286,754	$239,054	$116,077	$66,375	$—	$—	$1,440,706
Special mention	246	5,464	3,108	3,109	2,161	887	—	—	14,975
Substandard	1,730	4,601	6,660	2,515	834	427	—	—	16,767
Doubtful	—	3,330	2,877	2,342	1,372	435	—	—	10,356
Loss	—	375	475	308	130	160	—	—	1,448
Total leases & equipment finance, net	$218,029	$530,163	$299,874	$247,328	$120,574	$68,284	$—	$—	$1,484,252
Total commercial	$338,604	$1,486,206	$557,700	$445,106	$322,846	$457,080	$1,490,414	$29,985	$5,127,941
Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$468,454	$2,284,376	$518,940	$517,505	$165,150	$764,629	$—	$—	$4,719,054
Special mention	—	748	1,351	691	81	4,658	—	—	7,529
Substandard	—	567	1,449	2,747	1,834	11,573	—	—	18,170
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	1,877	—	1,636	—	—	3,513
Total mortgage, net	$468,454	$2,285,691	$521,740	$522,820	$167,065	$782,496	$—	$—	$4,748,266
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$174	$710	$—	$—	$18	$10,005	$1,204,909	$31,632	$1,247,448
Special mention	—	—	—	—	—	133	1,212	430	1,775
Substandard	—	—	—	—	—	104	894	346	1,344
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	32	103	—	135
Total home equity loans & lines, net	$174	$710	$—	$—	$18	$10,274	$1,207,118	$32,408	$1,250,702
Total residential	$468,628	$2,286,401	$521,740	$522,820	$167,083	$792,770	$1,207,118	$32,408	$5,998,968

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
March 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Consumer & other, net:
Credit quality indicator:
Pass/Watch	$8,489	$10,539	$9,596	$10,302	$4,579	$7,660	$122,707	$2,225	$176,097
Special mention	—	7	10	38	—	222	377	79	733
Substandard	—	—	—	25	—	—	30	46	101
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	1	7	3	—	11
Total consumer & other, net	$8,489	$10,546	$9,606	$10,365	$4,580	$7,889	$123,117	$2,350	$176,942
Grand total	$1,672,652	$7,348,711	$2,452,105	$2,902,604	$1,561,731	$3,962,988	$2,999,223	$75,747	$22,975,761

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$901,230	$434,875	$618,879	$431,098	$308,872	$942,501	$1,313	$3,679	$3,642,447
Special mention	—	1,311	1,411	12,252	844	38,268	—	—	54,086
Substandard	19,270	2,214	2,605	53,312	2,990	9,641	—	—	90,032
Doubtful	—	—	—	—	—	78	—	—	78
Loss	—	—	—	—	—	244	—	—	244
Total non-owner occupied term, net	$920,500	$438,400	$622,895	$496,662	$312,706	$990,732	$1,313	$3,679	$3,786,887
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$594,677	$237,814	$369,483	$245,707	$227,201	$601,934	$5,017	$737	$2,282,570
Special mention	—	—	7,445	10,739	4,936	12,219	—	—	35,339
Substandard	—	897	674	1,815	—	10,697	—	—	14,083
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	430	—	—	430
Total owner occupied term, net	$594,677	$238,711	$377,602	$258,261	$232,137	$625,280	$5,017	$737	$2,332,422
Multifamily, net
Credit quality indicator:
Pass/Watch	$1,700,221	$380,506	$748,207	$346,192	$334,688	$510,385	$26,475	$2,931	$4,049,605
Special mention	—	—	—	—	—	1,597	—	—	1,597
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$1,700,221	$380,506	$748,207	$346,192	$334,688	$511,982	$26,475	$2,931	$4,051,202

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Construction & development, net
Credit quality indicator:
Pass/Watch	$264,489	$310,207	$237,435	$48,911	$18,375	$136	$2,382	$—	$881,935
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	8,403	—	—	—	—	8,403
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$264,489	$310,207	$237,435	$57,314	$18,375	$136	$2,382	$—	$890,338
Residential development, net
Credit quality indicator:
Pass/Watch	$28,744	$15,623	$—	$—	$—	$—	$156,587	$6,036	$206,990
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$28,744	$15,623	$—	$—	$—	$—	$156,587	$6,036	$206,990
Total commercial real estate	$3,508,631	$1,383,447	$1,986,139	$1,158,429	$897,906	$2,128,130	$191,774	$13,383	$11,267,839
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$1,102,310	$306,969	$200,352	$179,217	$206,405	$215,105	$699,230	$14,075	$2,923,663
Special mention	—	4,454	97	28,971	587	825	27,909	1,501	64,344
Substandard	1,217	9,827	—	1,095	2,648	1,264	—	3,189	19,240
Doubtful	—	—	—	—	809	—	—	—	809
Loss	—	—	—	417	—	—	—	—	417
Total term, net	$1,103,527	$321,250	$200,449	$209,700	$210,449	$217,194	$727,139	$18,765	$3,008,473
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$31,836	$9,170	$16,529	$10,945	$334	$1,605	$812,207	$8,498	$891,124
Special mention	—	—	—	—	—	—	8,830	752	9,582
Substandard	714	414	—	—	—	1,118	3,238	4,540	10,024
Doubtful	—	—	—	—	—	—	1	—	1
Loss	—	—	—	—	—	—	1	1	2
Total lines of credit & other, net	$32,550	$9,584	$16,529	$10,945	$334	$2,723	$824,277	$13,791	$910,733
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$599,301	$325,379	$282,101	$138,627	$43,950	$38,965	$—	$—	$1,428,323
Special mention	2,512	1,965	1,782	1,690	572	130	—	—	8,651
Substandard	4,280	7,333	2,682	1,448	578	160	—	—	16,481
Doubtful	3,781	3,232	3,238	1,343	663	636	—	—	12,893
Loss	614	258	187	84	179	6	—	—	1,328
Total leases & equipment finance, net	$610,488	$338,167	$289,990	$143,192	$45,942	$39,897	$—	$—	$1,467,676
Total commercial	$1,746,565	$669,001	$506,968	$363,837	$256,725	$259,814	$1,551,416	$32,556	$5,386,882

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$2,252,704	$606,671	$585,923	$190,673	$209,990	$639,585	$—	$—	$4,485,546
Special mention	372	—	555	81	632	2,830	—	—	4,470
Substandard	—	1,379	4,430	1,147	3,098	15,692	—	—	25,746
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	907	—	—	597	—	—	1,504
Total mortgage, net	$2,253,076	$608,050	$591,815	$191,901	$213,720	$658,704	$—	$—	$4,517,266
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$972	$—	$—	$18	$—	$10,973	$1,151,063	$31,708	$1,194,734
Special mention	—	—	—	—	—	102	1,355	248	1,705
Substandard	—	—	—	—	—	96	280	213	589
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	36	42	64	142
Total home equity loans & lines, net	$972	$—	$—	$18	$—	$11,207	$1,152,740	$32,233	$1,197,170
Total residential	$2,254,048	$608,050	$591,815	$191,919	$213,720	$669,911	$1,152,740	$32,233	$5,714,436
Consumer & other, net:
Credit quality indicator:
Pass/Watch	$15,375	$10,955	$12,167	$5,395	$3,983	$5,070	$128,264	$1,835	$183,044
Special mention	—	23	41	1	113	113	391	101	783
Substandard	—	3	15	—	17	25	55	71	186
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	7	3	—	10
Total consumer & other, net	$15,375	$10,981	$12,223	$5,396	$4,113	$5,215	$128,713	$2,007	$184,023
Grand total	$7,524,619	$2,671,479	$3,097,145	$1,719,581	$1,372,464	$3,063,070	$3,024,643	$80,179	$22,553,180

Note 5 – Residential Mortgage Servicing Rights

The Company measures its mortgage servicing rights at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in the Company's residential mortgage servicing rights for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Balance, beginning of period	$123,615	$92,907
Additions for new MSR capitalized	7,390	14,065
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(5,347)	(4,545)
Changes due to valuation inputs or assumptions (1)	40,149	(2,014)
Balance, end of period	$165,807	$100,413
(1) The change in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the serviced loan portfolio as of March 31, 2022 and December 31, 2021 is as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Balance of loans serviced for others	$12,810,574	$12,755,671
MSR as a percentage of serviced loans	1.29%	0.97%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $9.1 million for the three months ended March 31, 2022 and 2021.

Note 6 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	March 31, 2022
Commitments to extend credit	$7,280,128
Forward sales commitments	$507,000
Commitments to originate residential mortgage loans held for sale	$307,786
Standby letters of credit	$107,274

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

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three months ended March 31, 2022 and 2021. At March 31, 2022, approximately $100.9 million of standby letters of credit expire within one year, and $6.4 million expire thereafter.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of March 31, 2022, the Company had a residential mortgage loan repurchase reserve liability of $361,000. For loans sold to GNMA, the Bank has a unilateral right but not the obligation to repurchase loans that are past due 90 days or more. As of March 31, 2022, the Bank had no recorded liability for the loans subject to this repurchase right.

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

The Company is the defendant in certain complaints that generally allege that the registration statement filings related to the Merger Agreement contain material omissions of sections of the Securities Exchange Act of 1934, as amended. In addition, the complaints contain allegations of breach of fiduciary duty, aiding and abetting such breach of fiduciary duty, and fraudulent and negligent misrepresentation. The complaints seek various legal and equitable relief, generally including, among other things, orders (i) enjoining the defendants from proceeding with, consummating or closing the proposed transaction until the allegedly omitted information is disclosed, (ii) rescinding the mergers if consummated, or awarding certain damages, (iii) directing the Umpqua board of directors and Columbia board of directors to file a corrected Joint Proxy Statement/Prospectus, and (iv) awarding plaintiffs' costs, including attorneys' fees, and (v) seeking corporate records related to the Merger Agreement.

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

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, and Nevada. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 78% and 76% of the Bank's loan and lease portfolio at March 31, 2022 and December 31, 2021, respectively. Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general or caused by the COVID-19 pandemic, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans.  Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three months ended March 31, 2022 and 2021. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2022, the Bank had commitments to originate mortgage loans held for sale totaling $307.8 million and forward sales commitments of $507.0 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of March 31, 2022, the Bank had 948 interest rate swaps with an aggregate notional amount of $7.5 billion related to this program.  As of December 31, 2021, the Bank had 936 interest rate swaps with an aggregate notional amount of $7.0 billion related to this program.

As of March 31, 2022 and December 31, 2021, the termination value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $63.7 million and $8.7 million, respectively. The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $94.9 million and $92.6 million as of March 31, 2022 and December 31, 2021, respectively.  In 2021, the Bank began to collateralize the majority of its initial margin with U.S. Treasury securities.

The Bank's interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for certain derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability. As of March 31, 2022 and December 31, 2021, the variation margin adjustments consisted of a positive adjustment of $16.6 million and a negative adjustment of $172.9 million, respectively.

The Bank incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurement of its derivatives. The net CVA reduced the settlement values of the Bank's net derivative assets by $3.0 million and $10.0 million as of March 31, 2022 and December 31, 2021, respectively. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The Bank's derivative assets are included in other assets, while the derivative liabilities are included in other liabilities. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of March 31, 2022 and December 31, 2021:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Interest rate lock commitments	$—	$4,641	$853	$—
Interest rate forward sales commitments	11,607	615	153	699
Interest rate swaps	40,224	171,827	63,678	8,671
Foreign currency derivatives	240	340	193	305
Total derivative assets and liabilities	$52,071	$177,423	$64,877	$9,675

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded during the three months ended March 31, 2022 and 2021:

(in thousands)	Three Months Ended
Derivatives not designated as hedging instrument	March 31, 2022	March 31, 2021
Interest rate lock commitments	$(5,494)	$(13,389)
Interest rate forward sales commitments	25,251	28,171
Interest rate swaps	7,047	11,750
Foreign currency derivatives	701	555
Total derivative gains (losses)	$27,505	$27,087

Note 8 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(in thousands, except per share data)	March 31, 2022	March 31, 2021
Net income	$91,157	$107,737

Weighted average number of common shares outstanding - basic	216,782	220,367
Effect of potentially dilutive common shares (1)	610	524
Weighted average number of common shares outstanding - diluted	217,392	220,891
Earnings per common share:
Basic	$0.42	$0.49
Diluted	$0.42	$0.49
(1)Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.

The following table represents the weighted average outstanding restricted shares that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Restricted stock awards	180	149

Note 9 – Segment Information

The Company reports two segments: Core Banking and Mortgage Banking. The Core Banking segment includes all lines of business, except Mortgage Banking, including wholesale, retail, and private banking, as well as the operations, technology, and administrative functions of the Bank and Holding Company. The Mortgage Banking segment includes the revenue earned from the production and sale of residential real estate loans, the servicing income from the serviced loan portfolio, the quarterly changes to the MSR, and the specific expenses that are related to mortgage banking activities including variable commission expenses. Revenue and related expenses related to residential real estate loans held for investment are included in the Core Banking segment as portfolio loans are an anchor product for the consumer channels and are originated through a variety of channels throughout the Company. Management periodically updates the allocation methods and assumptions within the current segment structure.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in thousands)	Core Banking	Mortgage Banking	Consolidated	Core Banking	Mortgage Banking	Consolidated
Net interest income	$227,087	$1,676	$228,763	$217,574	$3,857	$221,431
Provision for credit losses	4,804	—	4,804	—	—	—
Non-interest income
Residential mortgage banking revenue:
Origination and sale	—	16,844	16,844	—	62,505	62,505
Servicing	—	9,140	9,140	—	9,087	9,087
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	—	(5,347)	(5,347)	—	(4,545)	(4,545)
Changes due to valuation inputs or assumptions	—	40,149	40,149	—	(2,014)	(2,014)
Gain on sale of debt securities, net	2	—	2	4	—	4
Loss on equity securities, net	(2,661)	—	(2,661)	(706)	—	(706)
Gain on swap derivatives, net	7,047	—	7,047	11,750	—	11,750
Change in fair value of certain loans held for investment	(21,049)	—	(21,049)	(510)	—	(510)
Non-interest income (excluding above items)	35,650	194	35,844	32,913	316	33,229
Total non-interest income	18,989	60,980	79,969	43,451	65,349	108,800
Non-interest expense
Merger related expenses	2,278	—	2,278	—	—	—
Exit and disposal costs	3,033	—	3,033	1,200	—	1,200
Non-interest expense (excluding above items)	148,423	28,696	177,119	145,161	41,231	186,392
Allocated expenses, net (1)	3,735	(3,735)	—	(790)	790	—
Total non-interest expense	157,469	24,961	182,430	145,571	42,021	187,592
Income before income taxes	83,803	37,695	121,498	115,454	27,185	142,639
Provision for income taxes	20,917	9,424	30,341	28,106	6,796	34,902
Net income	$62,886	$28,271	$91,157	$87,348	$20,389	$107,737
(1) Represents the internal charge of centrally provided support services and other corporate overhead to the Mortgage Banking segment, offset by allocations from the Mortgage Banking segment to Core Banking for new portfolio loan originations and portfolio servicing costs.

	March 31, 2022			December 31, 2021
(in thousands)	Core Banking	Mortgage Banking	Consolidated	Core Banking	Mortgage Banking	Consolidated
Total assets	$30,153,079	$484,047	$30,637,126	$30,155,058	$485,878	$30,640,936
Loans held for sale	$—	$309,946	$309,946	$—	$353,105	$353,105
Total loans and leases	$22,975,761	$—	$22,975,761	$22,553,180	$—	$22,553,180
Total deposits	$26,479,078	$220,509	$26,699,587	$26,370,568	$224,117	$26,594,685

Note 10 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of March 31, 2022 and December 31, 2021, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

		March 31, 2022		December 31, 2021
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$2,665,436	$2,665,436	$2,761,621	$2,761,621
Equity and other investment securities	1,2	78,966	78,966	81,214	81,214
Investment securities available for sale	1,2	3,638,080	3,638,080	3,870,435	3,870,435
Investment securities held to maturity	3	2,700	3,459	2,744	3,514
Loans held for sale	2	309,946	309,946	353,105	353,105
Loans and leases, net	2,3	22,727,197	22,461,689	22,304,768	22,356,321
Restricted equity securities	1	10,889	10,889	10,916	10,916
Residential mortgage servicing rights	3	165,807	165,807	123,615	123,615
Bank owned life insurance	1	328,040	328,040	327,745	327,745
Derivatives	2,3	52,071	52,071	177,423	177,423
Financial liabilities:
Deposits	1,2	$26,699,587	$26,684,201	$26,594,685	$26,593,521
Securities sold under agreements to repurchase	2	499,539	499,539	492,247	492,247
Borrowings	2	6,290	6,554	6,329	7,073
Junior subordinated debentures, at fair value	3	305,719	305,719	293,081	293,081
Junior subordinated debentures, at amortized cost	3	87,984	77,452	88,041	75,199
Derivatives	2,3	64,877	64,877	9,675	9,675

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$66,031	$48,694	$17,337	$—
Equity securities held in rabbi trusts	12,935	12,935	—	—
Investment securities available for sale
U.S. Treasury and agencies	862,142	85,805	776,337	—
Obligations of states and political subdivisions	306,864	—	306,864	—
Mortgage-backed securities and collateralized mortgage obligations	2,469,074	—	2,469,074	—
Loans held for sale, at fair value	309,946	—	309,946	—
Loans and leases, at fair value	319,630	—	319,630	—
Residential mortgage servicing rights, at fair value	165,807	—	—	165,807
Derivatives
Interest rate forward sales commitments	11,607	—	11,607	—
Interest rate swaps	40,224	—	40,224	—
Foreign currency derivatives	240	—	240	—
Total assets measured at fair value	$4,564,500	$147,434	$4,251,259	$165,807
Financial liabilities:
Junior subordinated debentures, at fair value	$305,719	$—	$—	$305,719
Derivatives
Interest rate lock commitments	853	—	—	853
Interest rate forward sales commitments	153	—	153	—
Interest rate swaps	63,678	—	63,678	—
Foreign currency derivatives	193	—	193	—
Total liabilities measured at fair value	$370,596	$—	$64,024	$306,572

(in thousands)	December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$68,692	$51,355	$17,337	$—
Equity securities held in rabbi trusts	12,522	12,522	—	—
Investment securities available for sale
U.S. Treasury and agencies	918,053	89,038	829,015	—
Obligations of states and political subdivisions	330,784	—	330,784	—
Mortgage-backed securities and collateralized mortgage obligations	2,621,598	—	2,621,598	—
Loans held for sale, at fair value	353,105	—	353,105	—
Loans and leases, at fair value	345,634	—	345,634	—
Residential mortgage servicing rights, at fair value	123,615	—	—	123,615
Derivatives
Interest rate lock commitments	4,641	—	—	4,641
Interest rate forward sales commitments	615	—	615	—
Interest rate swaps	171,827	—	171,827	—
Foreign currency derivatives	340	—	340	—
Total assets measured at fair value	$4,951,426	$152,915	$4,670,255	$128,256
Financial liabilities:
Junior subordinated debentures, at fair value	$293,081	$—	$—	$293,081
Derivatives
Interest rate forward sales commitments	699	—	699	—
Interest rate swaps	8,671	—	8,671	—
Foreign currency derivatives	305	—	305	—
Total liabilities measured at fair value	$302,756	$—	$9,675	$293,081

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

Loans and leases— Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans. As of March 31, 2022, there were $319.6 million in mortgage loans recorded at fair value as they were previously transferred from held for sale to loans held for investment.

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate.  The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a discounted cash flow technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2022, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2022:

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Assets:
Residential mortgage servicing rights	$165,807	Discounted cash flow
			Constant prepayment rate	6.23% - 31.72%	7.27%
			Discount rate	9.00% - 14.90%	9.51%
Liabilities:
Interest rate lock commitments	$853	Internal pricing model
			Pull-through rate	67.72% - 100.00%	91.61%
Junior subordinated debentures	$305,719	Discounted cash flow
			Credit spread	2.81% - 3.87%	3.46%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2022 and 2021:

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$123,615	$4,641	$(293,081)	$92,907	$28,144	$(255,217)
Change included in earnings	34,802	(4,270)	(2,456)	(6,559)	(3,458)	(2,376)
Change in fair values included in comprehensive income/loss	—	—	(12,703)	—	—	(26,562)
Purchases and issuances	7,390	4,651	—	14,065	30,175	—
Sales and settlements	—	(5,875)	2,521	—	(40,106)	2,575
Ending balance	$165,807	$(853)	$(305,719)	$100,413	$14,755	$(281,580)
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$40,149	$(853)	$(2,456)	$(2,014)	$14,755	$(2,376)
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$(12,703)	$—	$—	$(26,562)

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

The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, the unrealized loss on fair value of junior subordinated debentures of $12.7 million for the three months ended March 31, 2022, are recorded net of tax as other comprehensive loss of $9.4 million. Comparatively, unrealized loss of $26.6 million were recorded net of tax as other comprehensive loss of $19.7 million, for the three months ended March 31, 2021. The loss recorded the three months ended March 31, 2022 was due primarily to an increase in the implied forward curve, partially offset by an increase in the discount rate, which resulted in an increase in the liability.

Fair Value of Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment, typically on collateral dependent loans. The following table presents information about the Company's assets and liabilities measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded during the reporting period. There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2022, as the loans and leases charged-off either were not collateral dependent or had a net realizable value of zero. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$4,129	$—	$—	$4,129
Total assets measured at fair value on a nonrecurring basis	$4,129	$—	$—	$4,129

The following table presents the losses resulting from nonrecurring fair value adjustments for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Loans and leases	$7,791	$18,313
Total losses from nonrecurring measurements	$7,791	$18,313

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$309,946	$308,904	$1,042	$353,105	$341,008	$12,097
Loans	$319,630	$330,103	$(10,473)	$345,634	$335,058	$10,576

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three months ended March 31, 2022, the Company recorded net decreases in fair value of $11.1 million. For the three months ended March 31, 2021, the Company recorded net decreases in fair value of $19.6 million.

Certain residential mortgage loans were initially originated for sale and measured at fair value; after origination, the loans were transferred to loans held for investment. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income. For the three months ended March 31, 2022, the Company recorded net decreases in fair value of $21.0 million.

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

Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties include those set forth in our filings with the Securities and Exchange Commission and the following factors that might cause actual results to differ materially from those presented:

•changes in general economic, political, or industry conditions; the magnitude and duration of the COVID-19 pandemic and its impact on the global economy and financial market conditions and Umpqua's business, results of operations, and financial condition;
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
•movements in interest rates;
•transition of LIBOR to other indexes including SOFR;
•competitive pressures, including on product pricing and services;
•our ability to successfully, including on time and on budget, implement and sustain information technology product and system enhancements and operational initiatives;
•our ability to attract new deposits and loans and leases;
•our ability to retain deposits, especially during store consolidations and the pendency of the Mergers;
•demand for financial services in our market areas;
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
•success, impact, and timing of Umpqua's business strategies, including market acceptance of any new products or services;
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
•certain restrictions during the pendency of the proposed transaction with Columbia that may impact the parties' ability to pursue certain business opportunities or strategic transactions;
•the possibility that the proposed transaction with Columbia may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•diversion of management's attention from ongoing business operations and opportunities during the pendency of the Mergers;
•potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the transaction and the integration of the two companies and banks;
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

Item 303 of Regulation S-K allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. Umpqua has elected to compare our results for the three months ended March 31, 2022 and December 31, 2021, where applicable, throughout this Management's Discussion and Analysis.

Executive Overview

The following is a discussion of our results for the three months ended March 31, 2022, as compared to the applicable prior periods.

Financial Performance

•Earnings per diluted common share was $0.42 for the three months ended March 31, 2022, as compared to $0.41 for the three months ended December 31, 2021. The increase for the three months ended March 31, 2022, as compared to the prior quarter, was primarily driven by a decrease in non-interest expense due to a decline in merger expenses and salaries and employee benefits. The increase was offset slightly by declines in net interest and non-interest income.

•Net interest margin, on a tax equivalent basis, was 3.14% for the three months ended March 31, 2022, as compared to 3.15% for the three months ended December 31, 2021. The decrease was due to the decline in PPP-related fees, offset by upward interest rate movements that had a favorable impact on net interest margin.

•Residential mortgage banking revenue was $60.8 million for the three months ended March 31, 2022, as compared to $43.2 million for the three months ended December 31, 2021. The increase for the three months ended March 31, 2022, as compared to the prior period, was driven by increasing rates impacting the valuation of the MSR asset, offset by a reduction in revenue from the origination and sale of mortgages of $6.8 million.

•For-sale mortgage closed loan volume decreased by 25% for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021. In addition, the gain on sale margin decreased to 2.59% for the three months ended March 31, 2022, as compared to 2.71% for the three months ended December 31, 2021.

•Total loans and leases were $23.0 billion as of March 31, 2022, an increase of $422.6 million, as compared to December 31, 2021.  The increase in total loans is primarily due to an increase in the commercial real estate balances of $404.1 million, primarily within multifamily lending, and an increase in residential real estate balances of $284.5 million, offset by a decrease of $258.9 million in commercial balances. The decrease in commercial balances mainly relates to the decrease in PPP loans to $207.7 million during the period, as the majority of these loans continue to be forgiven by the SBA, as expected.

•Total deposits were $26.7 billion as of March 31, 2022, an increase of $104.9 million, compared to December 31, 2021.  This increase was due to growth in demand and savings deposits, partially offset by a decline in money market and time deposits.

•Total consolidated assets were $30.6 billion as of March 31, 2022 and December 31, 2021. Total consolidated assets remained relatively flat as the increase in loans and leases as well as the MSR asset was offset by a decline in investment securities during the quarter.

Credit Quality

•Non-performing assets decreased to $43.5 million, or 0.14% of total assets, as of March 31, 2022, compared to $53.1 million, or 0.17% of total assets, as of December 31, 2021. Non-performing loans and leases were $41.6 million, or 0.18% of total loans and leases, as of March 31, 2022, compared to $51.2 million, or 0.23% of total loans and leases, as of December 31, 2021.

•The allowance for credit losses was $261.5 million as of March 31, 2022, which was relatively consistent with December 31, 2021. The increase in the allowance for credit losses is due to the growth of the loan portfolio, as well as changes in the economic forecasts used in the credit models.

•The Company had a provision for credit losses of $4.8 million for the three months ended March 31, 2022. This compared to a recapture of the provision for credit losses of $736,000 for the three months ended December 31, 2021. The provision for credit losses in the current periods was due to allowance requirements for new loan generation, loan mix changes, and changes to the economic forecasts used in credit models.

Liquidity

•Total cash and cash equivalents was $2.7 billion as of March 31, 2022, a decrease of $96.2 million from December 31, 2021. The decrease in cash and cash equivalents is due to an increase in loan production, which outpaced deposit generation for the period.

Capital and Growth Initiatives

•In October 2021, Umpqua and Columbia announced their entering into the Merger Agreement under which the two companies will combine in an all-stock transaction, which is expected to close in mid-2022.

•The Company's total risk based capital ratio was 14.0% and its Tier 1 common to risk weighted assets ratio was 11.4% as of March 31, 2022. As of December 31, 2021, the Company's total risk based capital ratio was 14.3% and its Tier 1 common to risk weighted assets ratio was 11.6%.

•The Company paid quarterly cash dividends of $0.21 per common share to shareholders on February 25, 2022.

Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of the Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022. The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry, in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the ACL estimate is important to the portrayal of the Company's financial condition and results of operations and requires difficult, subjective or complex judgments. There have been no material changes in the ACL estimate methodology during the three months ended March 31, 2022.

Results of Operations

The Company reports two segments: Core Banking and Mortgage Banking, which aligns with how we manage the profitability of the Company and also provides greater transparency into the financial contribution of mortgage banking activities.

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

The Core Banking segment had net income of $62.9 million for the three months ended March 31, 2022, compared to net income of $74.2 million for the three months ended December 31, 2021. The decrease in net income is mainly attributable to a decrease in non-interest income, related to the change in fair value of certain residential real estate loans held for investment and an increase in the provision for credit losses, offset by a decrease in non-interest expense.

The Mortgage Banking segment had net income of $28.3 million for the three months ended March 31, 2022, compared to net income of $14.2 million for the three months ended December 31, 2021. The increase in net income for the three months ended March 31, 2022 for the Mortgage Banking segment, compared to the three months ended December 31, 2021, is attributable to an increase in non-interest income due to the increase in the valuation of the MSR asset as rates increased during the quarter. This resulted in a gain of $34.8 million for the three months ended March 31, 2022, compared to a gain of $10.1 million for the three months ended December 31, 2021.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three months ended March 31, 2022 and December 31, 2021, respectively. For each period presented, the table includes the calculated ratios based on reported net income. To the extent return on average common shareholders' equity is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and other intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended
(dollars in thousands)	March 31, 2022	December 31, 2021
Return on average assets	1.21%	1.13%
Return on average common shareholders' equity	13.62%	12.90%
Return on average tangible common shareholders' equity	13.66%	12.94%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$2,715,059	$2,717,753
Less: average goodwill and other intangible assets, net	(8,407)	(9,491)
Average tangible common shareholders' equity	$2,706,652	$2,708,262

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Total shareholders' equity	$2,607,598	$2,749,270
Subtract:
Other intangible assets, net	7,815	8,840
Tangible common shareholders' equity	$2,599,783	$2,740,430
Total assets	$30,637,126	$30,640,936
Subtract:
Other intangible assets, net	7,815	8,840
Tangible assets	$30,629,311	$30,632,096
Tangible common equity ratio	8.49%	8.95%

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

Net Interest Income

Net interest income for the three months ended March 31, 2022 was $228.8 million, a decrease of $4.6 million compared to the three months ended December 31, 2021. The decrease for the three months ended March 31, 2022 compared to the prior quarter was driven by $4.3 million decline in PPP fees and related interest income due to loan forgiveness that continued through the quarter.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.14% for the three months ended March 31, 2022, as compared to 3.15% for the three months ended December 31, 2021. The decrease in net interest margin for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021, was due to the decline in PPP-related fees accretion.

The yield on loans and leases for the three months ended March 31, 2022 decreased by 15 basis points as compared to the three months ended December 31, 2021, primarily attributable to a decline of PPP-related fees accretion in addition to an increase in the average loan and lease balances. The cost of interest-bearing liabilities remained flat, for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021.

The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended March 31, 2022 and December 31, 2021:

	Three Months Ended
	March 31, 2022			December 31, 2021
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$286,307	$2,262	3.16%	$366,043	$2,907	3.18%
Loans and leases (1)	22,566,109	212,142	3.79%	22,098,818	218,594	3.94%
Taxable securities	3,659,145	18,811	2.06%	3,681,650	16,668	1.81%
Non-taxable securities (2)	234,186	1,726	2.95%	247,183	1,831	2.96%
Temporary investments and interest-bearing cash	2,618,528	1,353	0.21%	3,190,380	1,229	0.15%
Total interest-earning assets	29,364,275	$236,294	3.24%	29,584,074	$241,229	3.25%
Other assets	1,233,138			1,302,304
Total assets	$30,597,413			$30,886,378
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$3,812,173	$498	0.05%	$3,765,212	$524	0.06%
Money market deposits	7,640,810	1,408	0.07%	7,717,844	1,448	0.07%
Savings deposits	2,405,958	205	0.03%	2,342,865	206	0.03%
Time deposits	1,753,880	1,805	0.42%	1,864,949	2,179	0.46%
Total interest-bearing deposits	15,612,821	3,916	0.10%	15,690,870	4,357	0.11%
Repurchase agreements and federal funds purchased	486,542	63	0.05%	484,891	48	0.04%
Borrowings	6,313	49	3.16%	6,353	51	3.19%
Junior subordinated debentures	380,985	3,149	3.35%	387,471	3,019	3.09%
Total interest-bearing liabilities	16,486,661	$7,177	0.18%	16,569,585	$7,475	0.18%
Non-interest-bearing deposits	11,007,034			11,219,766
Other liabilities	388,659			379,274
Total liabilities	27,882,354			28,168,625
Common equity	2,715,059			2,717,753
Total liabilities and shareholders' equity	$30,597,413			$30,886,378
NET INTEREST INCOME		$229,117			$233,754
NET INTEREST SPREAD			3.06%			3.07%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.14%			3.15%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $354,000 for the three months ended March 31, 2022, as compared to approximately $375,000 for the three months ended December 31, 2021.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended March 31, 2022 as compared to three months ended December 31, 2021. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended
	March 31, 2022 compared to December 31, 2021
	Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(630)	$(15)	$(645)
Loans and leases	3,760	(10,212)	(6,452)
Taxable securities	(104)	2,247	2,143
Non-taxable securities (1)	(96)	(9)	(105)
Temporary investments and interest bearing cash	(257)	381	124
Total interest-earning assets (1)	2,673	(7,608)	(4,935)
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	4	(30)	(26)
Money market deposits	(37)	(3)	(40)
Savings deposits	3	(4)	(1)
Time deposits	(140)	(234)	(374)
Repurchase agreements	—	15	15
Borrowings	—	(2)	(2)
Junior subordinated debentures	(63)	193	130
Total interest-bearing liabilities	(233)	(65)	(298)
Net increase (decrease) in net interest income (1)	$2,906	$(7,543)	$(4,637)
(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

Provision for Credit Losses

The Company had a $4.8 million provision for credit losses for the three months ended March 31, 2022, as compared to a $736,000 recapture of provision for credit losses for the three months ended December 31, 2021. The March 31, 2022 provision reflects allowance requirements for new loan generation, loan mix changes, and changes between the December 2021 and March 2022 economic forecasts used in credit models. As an annualized percentage of average outstanding loans and leases, the provision (recapture) for credit losses recorded for the three months ended March 31, 2022 was 0.09% as compared to (0.01)% for the three months ended December 31, 2021.

For the three months ended March 31, 2022, net charge-offs were $5.5 million, as compared to $7.4 million for the three months ended December 31, 2021. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended March 31, 2022 were 0.10%, as compared to 0.13% for the three months ended December 31, 2021. The majority of net charge-offs relate to leases and equipment finance loans, included within the commercial loan portfolio.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. The non-accrual leases and equipment finance agreements of $8.2 million as of March 31, 2022 have a related allowance for credit losses of $6.6 million, with the remaining loans written-down to the estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

Non-interest income for the three months ended March 31, 2022 was $80.0 million, a decrease of $2.8 million compared to the three months ended December 31, 2021. The following table presents the key components of non-interest income for the three months ended March 31, 2022, compared to the three months ended December 31, 2021:

	Three Months Ended
(in thousands)	March 31, 2022	December 31, 2021	Change Amount	Change Percent
Service charges on deposits	$11,583	$11,188	$395	4%
Card-based fees	8,708	9,355	(647)	(7)%
Brokerage revenue	11	31	(20)	(65)%
Residential mortgage banking revenue, net	60,786	43,185	17,601	41%
Gain on sale of debt securities, net	2	4	(2)	(50)%
Loss on equity securities, net	(2,661)	(466)	(2,195)	471%
Gain on loan and lease sales, net	2,337	4,816	(2,479)	(51)%
Bank owned life insurance income	2,087	2,101	(14)	(1)%
Other (losses) income	(2,884)	12,524	(15,408)	(123)%
Total non-interest income	$79,969	$82,738	$(2,769)	(3)%

Other (losses) income for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021 decreased primarily due to a loss on the fair value on certain loans held for investment of $21.0 million, as compared to a gain of $2.7 million, respectively. This decrease was partially offset by a $7.3 million increase in the gain on swap derivatives over the period.

Residential mortgage banking revenue, which is the primary source of income for the Mortgage Banking segment, increased primarily due to a gain on the fair value of the MSR as a result of rising rates during the period, offset by lower refinance demand as well as a decline in gain on sale margin. The gain on the fair value of the MSR asset was $34.8 million for the three months ended March 31, 2022, compared to a gain of $10.1 million for the three months ended December 31, 2021. Revenue related to origination and sale of residential mortgages decreased by $6.8 million, as compared to the prior period.

For-sale mortgage closed loan volume for the three months ended March 31, 2022, decreased 25% as compared to the three months ended December 31, 2021. In addition, the gain on sale margin decreased to 2.59% for the three months ended March 31, 2022, as compared to 2.71% for the three months ended December 31, 2021. Direct expense related to the origination of for-sale mortgage loans as a percentage of loan production was 2.20% for the three months ended March 31, 2022, as compared to 2.08% for the three months ended December 31, 2021.

Origination volume is generally linked to the level of interest rates. When rates fall, origination volume would be expected to be elevated relative to historical levels. When rates rise, origination volume would be expected to decline. The MSR asset value is also sensitive to interest rates, and generally falls with lower rates and rises with higher rates.

The following table presents our residential mortgage banking revenue for the three months ended March 31, 2022 and December 31, 2021:

	Three Months Ended
(in thousands)	March 31, 2022	December 31, 2021
Origination and sale	$16,844	$23,624
Servicing	9,140	9,457
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	(5,347)	(5,311)
Changes in valuation inputs or assumptions (1)	40,149	15,415
Residential mortgage banking revenue, net	$60,786	$43,185

LHFS Production Statistics:
Closed loan volume for-sale	$649,122	$871,268
Gain on sale margin	2.59%	2.71%
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2022 was $182.4 million, a decrease of $17.3 million or 9% compared to the three months ended December 31, 2021. The following table presents the key elements of non-interest expense for the three months ended March 31, 2022 and December 31, 2021.

	Three Months Ended
(in thousands)	March 31, 2022	December 31, 2021	Change Amount	Change Percent
Salaries and employee benefits	$113,138	$117,477	$(4,339)	(4)%
Occupancy and equipment, net	34,829	34,310	519	2%
Communications	2,754	2,931	(177)	(6)%
Marketing	2,398	2,304	94	4%
Services	11,337	12,521	(1,184)	(9)%
FDIC assessments	4,516	2,896	1,620	56%
Intangible amortization	1,025	1,130	(105)	(9)%
Merger related expenses	2,278	15,183	(12,905)	(85)%
Other expenses	10,155	10,959	(804)	(7)%
Total non-interest expense	$182,430	$199,711	$(17,281)	(9)%

Salaries and employee benefits decreased for the three months ended March 31, 2022, compared to the three months ended December 31, 2021, primarily due to a decrease in incentive pay during the quarter.

Merger related expenses, related to the merger with Columbia, decreased due to fewer consulting and legal costs incurred related to the merger for the first quarter of 2022. The merger with Columbia is expected to close in mid-2022.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents were $2.7 billion at March 31, 2022, compared to $2.8 billion at December 31, 2021. The decrease of interest bearing cash and temporary investments reflects strong loan portfolio growth of $422.6 million in the period, outpacing deposit growth of $104.9 million. An elevated on-balance sheet liquidity position enhances the Company's liquidity flexibility given the market volatility and uncertainty in the current environment.

Investment Securities

Investment debt securities available for sale were $3.6 billion as of March 31, 2022, compared to $3.9 billion at December 31, 2021. The decrease was due to a decrease of $237.0 million in fair value of investment securities available for sale, due to the increase in rates during the quarter, as well as sales and paydowns of $126.0 million, offset partially by purchases of $131.9 million of investment securities.

The following tables present the available for sale and held to maturity investment debt securities portfolio by major type as of March 31, 2022 and December 31, 2021:

	Investment Securities Available for Sale
	March 31, 2022		December 31, 2021
(dollars in thousands)	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$862,142	24%	$918,053	24%
Obligations of states and political subdivisions	306,864	8%	330,784	8%
Mortgage-backed securities and collateralized mortgage obligations	2,469,074	68%	2,621,598	68%
Total available for sale securities	$3,638,080	100%	$3,870,435	100%

	Investment Securities Held to Maturity
	March 31, 2022		December 31, 2021
(dollars in thousands)	Amortized Cost	%	Amortized Cost	%
Mortgage-backed securities and collateralized mortgage obligations	$2,700	100%	$2,744	100%
Total held to maturity securities	$2,700	100%	$2,744	100%

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

Gross unrealized losses in the available for sale investment portfolio were $235.0 million at March 31, 2022. This consisted primarily of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of $189.6 million. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no allowance for credit losses was considered necessary on these debt securities as of March 31, 2022.

Loans and Leases

Total loans and leases outstanding at March 31, 2022 were $23.0 billion, an increase of $422.6 million as compared to December 31, 2021. The increase is attributable to non-PPP loan growth of $630.2 million, with the majority being in multifamily and residential mortgage loans. PPP loan balances decreased during the quarter by $207.7 million, which related to loan forgiveness and payoffs. The loan to deposit ratio as of March 31, 2022 is 86%, as compared to 85% for the year ended December 31, 2021.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term, net	$3,884,784	17%	$3,786,887	17%
Owner occupied term, net	2,327,899	10%	2,332,422	10%
Multifamily, net	4,323,633	19%	4,051,202	18%
Construction & development, net	940,286	4%	890,338	4%
Residential development, net	195,308	1%	206,990	1%
Commercial
Term, net	2,772,206	12%	3,008,473	13%
Lines of credit & other, net	871,483	4%	910,733	4%
Leases & equipment finance, net	1,484,252	6%	1,467,676	7%
Residential
Mortgage, net	4,748,266	21%	4,517,266	20%
Home equity loans & lines, net	1,250,702	5%	1,197,170	5%
Consumer & other, net	176,942	1%	184,023	1%
Total, net of deferred fees and costs	$22,975,761	100%	$22,553,180	100%

In 2020, the Bank originated loans to qualified small businesses under the PPP administered by the SBA. The remaining unamortized balance of the PPP-related net loan processing fees will be recognized as a yield adjustment over the remaining term of these loans, although the forgiveness of these loans by the SBA accelerates the recognition of these fees.

(dollars in thousands)	March 31, 2022	December 31, 2021
PPP principal balance	$178,314	$392,038
PPP deferred fees	(5,524)	(11,598)
Net PPP Balance	$172,790	$380,440

PPP loan count	1,976	4,101

Asset Quality and Non-Performing Assets

The following table summarizes our non-performing assets, TDR loans, the ACL and asset quality ratios as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Loans and leases on non-accrual status
Commercial real estate, net	$5,950	$5,767
Commercial, net	12,415	13,098
Residential, net	—	—
Consumer & other, net	—	—
Total loans and leases on non-accrual status	18,365	18,865
Loans and leases past due 90 days or more and accruing
Commercial real estate, net	1	1
Commercial, net	8	4,160
Residential, net	23,162	27,981
Consumer & other, net	111	194
Total loans and leases past due 90 days or more and accruing	23,282	32,336
Total non-performing loans and leases	41,647	51,201
Other real estate owned	1,868	1,868
Total non-performing assets	$43,515	$53,069
Restructured loans (1)	$8,405	$6,694
Allowance for credit losses on loans and leases	$248,564	$248,412
Reserve for unfunded commitments	12,918	12,767
Allowance for credit losses	$261,482	$261,179
Asset quality ratios:
Non-performing assets to total assets	0.14%	0.17%
Non-performing loans and leases to total loans and leases	0.18%	0.23%
Allowance for credit losses on loans and leases to total loans and leases	1.08%	1.10%
Allowance for credit losses to total loans and leases	1.14%	1.16%
Allowance for credit losses to total non-performing loans and leases	628%	510%
(1)Represents accruing TDR loans performing according to their restructured terms.

At March 31, 2022 and December 31, 2021, loans of $8.4 million and $6.7 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty and generally provide for a modification of loan repayment terms.

A decline in the economic conditions due to the COVID-19 pandemic as well as in our general market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured or transferred to other real estate owned in the future.

Allowance for Credit Losses

The ACL totaled $261.5 million at March 31, 2022, an increase of $303,000 from December 31, 2021. The following table shows the activity in the ACL for the three months ended March 31, 2022 and December 31, 2021:

	Three Months Ended
(dollars in thousands)	March 31, 2022	December 31, 2021
Allowance for credit losses on loans and leases
Balance, beginning of period	$248,412	$257,560
Provision (recapture) for credit losses on loans and leases	5,696	(1,751)
Charge-offs
Commercial real estate, net	—	(58)
Commercial, net	(7,858)	(10,197)
Residential, net	(167)	—
Consumer & other, net	(885)	(675)
Total charge-offs	(8,910)	(10,930)
Recoveries
Commercial real estate, net	25	56
Commercial, net	2,545	2,585
Residential, net	173	326
Consumer & other, net	623	566
Total recoveries	3,366	3,533
Net charge-offs
Commercial real estate, net	25	(2)
Commercial, net	(5,313)	(7,612)
Residential, net	6	326
Consumer & other, net	(262)	(109)
Total net charge-offs	(5,544)	(7,397)
Balance, end of period	$248,564	$248,412
Reserve for unfunded commitments
Balance, beginning of period	$12,767	$11,752
Provision for credit losses on unfunded commitments	151	1,015
Balance, end of period	12,918	12,767
Total allowance for credit losses	$261,482	$261,179
As a percentage of average loans and leases (annualized):
Net charge-offs	0.10%	0.13%
Provision (recapture) for credit losses	0.09%	(0.01)%
Recoveries as a percentage of charge-offs	37.78%	32.32%

The provision for credit losses includes the provision (recapture) for loan and lease losses and the provision for unfunded commitments. The increase in the provision is due to organic loan growth as well as updates to the economic forecasts used in credit models.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans in each category to total loans and leases as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$91,638	51%	$99,075	50%
Commercial	121,072	22%	117,573	24%
Residential	31,946	26%	29,068	25%
Consumer & other	3,908	1%	2,696	1%
Allowance for credit losses on loans and leases	$248,564		$248,412

The following table shows the change in the allowance for credit losses from December 31, 2021 to March 31, 2022:

(dollars in thousands)	December 31, 2021	Q1 2022 net (charge-offs) recoveries	Reserve build/(release)	March 31, 2022	% of Loan and Leases Outstanding
Commercial real estate	$107,536	$25	$(7,185)	$100,376	0.86%
Commercial	119,601	(5,313)	8,404	122,692	2.39%
Residential	31,025	6	3,108	34,139	0.57%
Consumer & Other	3,017	(262)	1,520	4,275	2.42%
Total allowance for credit losses	$261,179	$(5,544)	$5,847	$261,482	1.14%
% of loans and leases outstanding	1.16%			1.14%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios. For the first quarter of 2022, the Bank used Moody's Analytics' March baseline economic forecast. Key components include a U.S. real GDP average annualized growth of 3.5% in 2022, decreasing to 3.1% in 2023, and an average unemployment rate for 2022 of 3.6% for 2022, dropping to 3.4% in 2023. The Federal Reserve Fed Funds Rate is expected to increase consistently throughout 2022 and 2023, reaching a long run equilibrium of 2.5% by the end of 2024.  The models for calculating the ACL are sensitive to changes in these and other economic variables, which could result in volatility as these assumptions change over time.

We believe that the allowance for credit losses as of March 31, 2022 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

Residential Mortgage Servicing Rights

The following table presents the changes in our residential mortgage servicing rights portfolio for the three months ended March 31, 2022 and December 31, 2021:

	Three Months Ended
(in thousands)	March 31, 2022	December 31, 2021
Balance, beginning of period	$123,615	$105,834
Additions for new MSR capitalized	7,390	7,677
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(5,347)	(5,311)
Changes due to valuation inputs or assumptions (1)	40,149	15,415
Balance, end of period	$165,807	$123,615
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our residential serviced loan portfolio as of March 31, 2022 and December 31, 2021 was as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Balance of loans serviced for others	$12,810,574	$12,755,671
MSR as a percentage of serviced loans	1.29%	0.97%

Residential mortgage servicing rights are adjusted to fair value quarterly with the change recorded in residential mortgage banking revenue. The value of servicing rights can fluctuate based on changes in interest rates and other factors. Generally, as interest rates decline and borrowers are able to take advantage of a refinance incentive, prepayments increase, and the total value of existing servicing rights declines as expectations of future servicing fee collections decline. Historically, the fair value of our residential mortgage servicing rights will increase as market rates for mortgage loans rise and decrease if market rates fall. Mortgage rates increased during the period and are expected to continue to rise, which has caused prepayment speeds to slow.

Due to changes to inputs in the valuation model including changes in discount rates and prepayment speeds, the fair value of the MSR asset increased by $40.1 million for the three months ended March 31, 2022, as compared to an increase of $15.4 million for the three months ended December 31, 2021. The fair value of the MSR asset decreased by $5.3 million, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three months ended March 31, 2022 and December 31, 2021.

Deposits

Total deposits were $26.7 billion at March 31, 2022, an increase of $104.9 million, as compared to December 31, 2021. The increase is mainly attributable to growth in demand and savings deposits, offset by a continued decline in time deposits and a decrease in money market deposits. Time deposits continue to decline as the Bank continues to allow these higher-cost deposits to run off.

The following table presents the deposit balances by category as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%
Non-interest bearing demand	$11,058,251	42%	$11,023,724	41%
Interest bearing demand	3,955,329	15%	3,774,937	14%
Money market	7,572,581	28%	7,611,718	29%
Savings	2,429,073	9%	2,375,723	9%
Time, greater than $250,000	418,319	2%	480,432	2%
Time, $250,000 or less	1,266,034	4%	1,328,151	5%
Total deposits	$26,699,587	100%	$26,594,685	100%

The Company's total core deposits, which are deposits less time deposits greater than $250,000 and all brokered deposits, were $26.1 billion at March 31, 2022, compared to $26.0 billion at December 31, 2021. The Company's brokered deposits totaled $140.3 million at March 31, 2022, compared to $149.9 million at December 31, 2021.

Borrowings

At March 31, 2022, the Bank had outstanding $499.5 million of securities sold under agreements to repurchase, an increase of $7.3 million from December 31, 2021. The Bank had outstanding borrowings consisting of advances from the FHLB of $6.3 million at March 31, 2022 and December 31, 2021. The remaining FHLB advance has a fixed interest rate of 7.10% and matures in 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $393.7 million and $381.1 million at March 31, 2022 and December 31, 2021, respectively.  The increase is mainly due to the $12.7 million change in fair value for the junior subordinated debentures elected to be carried at fair value, which is due to an increase in the implied forward curve resulting in increased cash flows, partially offset by an increase in the discount rate caused by an increase in the swap spot curve. As of March 31, 2022, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three-month LIBOR. These instruments mature after June 2023 and we anticipate they will be covered under pending federal legislation that will allow us to replace the LIBOR index with SOFR under a safe-harbor provision.

Liquidity and Cash Flow

The principal objective of our liquidity management program is to maintain the Bank's ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank's liquidity strategy includes maintaining a sufficient on-balance sheet liquidity position to provide flexibility, to grow deposit balances and fund growth in lending and investment portfolios, as well as to deleverage non-deposit liabilities as economic conditions permit. As a result, the Company believes that it has sufficient cash and access to borrowings to effectively manage through the current economic conditions, as well as meet its working capital and other needs. The Company will continue to prudently evaluate and maintain liquidity sources, including the ability to fund future loan growth and manage our borrowing sources.

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represented 5% of total deposits at March 31, 2022 and December 31, 2021. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $8.9 billion at March 31, 2022, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $1.2 billion, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at March 31, 2022. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $48.0 million of dividends paid by the Bank to the Company in the three months ended March 31, 2022. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. FDIC and Oregon Division of Financial Regulation approval is required for quarterly dividends from Umpqua Bank to the Company. The timing of the quarterly dividend is after each quarter's earnings release to provide the Company's Board of Directors and regulators with the opportunity to review final quarterly financial results and financial projections, prior to the announcement of any dividend. Due to the Company's announcement of its pending merger with Columbia, Umpqua is restricted from paying quarterly cash dividends in excess of the current level and from repurchasing shares of Company common stock.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $275.3 million during the three months ended March 31, 2022, with the difference between cash provided by operating activities and net income consisting primarily of proceeds from the sale of loans held for sale of $683.3 million and the decrease in other assets of $167.9 million, offset by originations of loans held for sale of $649.1 million, and the change in fair value of residential mortgage servicing rights carried at fair value of $34.8 million. This compares to net cash provided by operating activities of $392.0 million during the three months ended March 31, 2021, with the difference between cash used in operating activities and net income consisting of proceeds from the sale of loans held for sale of $1.8 billion, and the net decrease in other assets of $128.2 million, offset by originations of loans held for sale of $1.6 billion, and gain on sale of loans of $50.2 million.

Net cash of $434.1 million used in investing activities during the three months ended March 31, 2022, consisted principally of net change in loans of $470.3 million and purchases of available for sale investment securities of $131.9 million, offset by proceeds from available for sale investment securities of $126.0 million and the proceeds from sales of loans and leases of $44.5 million. This compares to net cash of $495.1 million used in investing activities during the three months ended March 31, 2021, which primarily consisted of purchases of investment securities available for sale of $555.3 million and net change in loans of $267.9 million, offset by proceeds from investment securities available for sale of $227.1 million and the proceeds from sales of loans of $82.5 million.

Net cash of $62.6 million provided by financing activities during the three months ended March 31, 2022, primarily consisted of $104.9 million net increase in deposits, offset by $45.5 million of dividends paid on common stock. This compares to net cash of $771.1 million provided by financing activities during the three months ended March 31, 2021, which primarily consisted of $1.3 billion net increase in deposits and net increase in securities sold under agreements of repurchase of $45.0 million, offset by $490.0 million repayment of borrowings and $46.2 million of dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2022, it is possible that our deposit balances may not be maintained at previous levels due to pricing pressure or customers' behavior in the current economic environment. In addition, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at March 31, 2022 was $2.6 billion, as compared to $2.7 billion at December 31, 2021. The decrease in shareholders' equity during the three months ended March 31, 2022 was principally due to the other comprehensive loss, net of tax, of $185.5 million and cash dividends paid of $45.7 million, offset by net income of $91.2 million during the period.

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

The timing of the quarterly dividend is after each quarter's earnings release to provide the Board with the opportunity to review final quarterly financial results and financial projections, prior to the announcement of any dividend. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth. On February 4, 2022, the Company declared a cash dividend in the amount of $0.21 per common share based on fourth quarter 2021 performance, which was paid on February 25, 2022.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended March 31, 2022 and December 31, 2021:

	Three Months Ended
	March 31, 2022	December 31, 2021
Dividend declared per common share	$0.21	$0.21
Dividend payout ratio	50%	51%

In July 2021, the Company announced that its Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $400 million of common stock over the next twelve months from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. As of March 31, 2022, a total of $321.8 million remained available to repurchase shares under the new share repurchase program. During the three months ended March 31, 2022, no shares were repurchased under the plan.

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

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel III at March 31, 2022 and December 31, 2021:

	Actual		For Capital Adequacy purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total Capital (to Risk Weighted Assets)
Consolidated	$3,477,154	14.00%	$1,986,362	8.00%	$2,482,952	10.00%
Umpqua Bank	$3,137,804	12.64%	$1,986,051	8.00%	$2,482,563	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$2,818,265	11.35%	$1,489,771	6.00%	$1,986,362	8.00%
Umpqua Bank	$2,929,914	11.80%	$1,489,538	6.00%	$1,986,051	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$2,818,265	11.35%	$1,117,328	4.50%	$1,613,919	6.50%
Umpqua Bank	$2,929,914	11.80%	$1,117,153	4.50%	$1,613,666	6.50%
Tier I Capital (to Average Assets)
Consolidated	$2,818,265	9.19%	$1,226,728	4.00%	$1,533,409	5.00%
Umpqua Bank	$2,929,914	9.55%	$1,227,029	4.00%	$1,533,786	5.00%
December 31, 2021
Total Capital (to Risk Weighted Assets)
Consolidated	$3,429,047	14.26%	$1,923,934	8.00%	$2,404,917	10.00%
Umpqua Bank	$3,085,848	12.83%	$1,924,015	8.00%	$2,405,019	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$2,785,794	11.58%	$1,442,950	6.00%	$1,923,934	8.00%
Umpqua Bank	$2,893,593	12.03%	$1,443,011	6.00%	$1,924,015	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$2,785,794	11.58%	$1,082,213	4.50%	$1,563,196	6.50%
Umpqua Bank	$2,893,593	12.03%	$1,082,258	4.50%	$1,563,262	6.50%
Tier I Capital (to Average Assets)
Consolidated	$2,785,794	9.01%	$1,236,265	4.00%	$1,545,331	5.00%
Umpqua Bank	$2,893,593	9.36%	$1,236,518	4.00%	$1,545,648	5.00%

In 2020, the federal bank regulatory authorities finalized a rule to provide banking organizations that implemented CECL in 2020 the option to delay the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. The Company elected this capital relief to delay the estimated regulatory capital impact of adopting CECL, relative to the incurred loss methodology's effect on regulatory capital. Currently, the Company is beginning to phase out the cumulative adjustment as calculated at the end of 2021, by adjusting it by 75% through 2022, 50% in 2023, and the remaining 25% in 2024.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of March 31, 2022 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of March 31, 2022.

No change in internal control over financial reporting occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.      Legal Proceedings

Due to the nature of our business, we are involved in legal proceedings that arise in the ordinary course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional information, please see Note 6 - Commitments and Contingencies.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in our Form 10-K for the year ended December 31, 2021. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes from the risk factors described in our Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2022:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares that May be Purchased at Period End under the Plan
01/01/22 - 01/31/22	807	$20.31	—	$321,797,719
02/01/22 - 02/28/22	113,010	$20.83	—	$321,797,719
03/01/22 - 03/31/22	80,975	$20.59	—	$321,797,719
Total for quarter	194,792	$20.73	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 194,792 shares to be issued upon vesting of restricted stock awards to pay withholding taxes. During the three months ended March 31, 2022, there were no shares repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)On July 21, 2021, the Company approved a share repurchase program which authorizes the Company to repurchase up to $400 million of common stock over the next twelve months from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. As of March 31, 2022, a total of $321.8 million remained available to repurchase shares. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, our capital plan and bank or bank holding company regulatory approvals. In addition, the Company halted repurchases under the program with the announcement of the proposed merger with Columbia and as required under the Merger Agreement.

Item 3.            Defaults upon Senior Securities

Not applicable

Item 4.            Mine Safety Disclosures

Not applicable

Item 5.            Other Information

Not applicable

Item 6.            Exhibits

Exhibit #	Description

2.1	(a) Agreement and Plan of Merger by and among Umpqua Holdings Corporation, Columbia Banking System, Inc, and Cascade Merger Sub, Inc..

3.1	(b) Restated Articles of Incorporation, as amended

3.2	(c) Bylaws, as amended

4.1	(d) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101)

(a)	Incorporated by reference to Exhibit 2.1 to Form 8-K filed October 15, 2021

(b)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 23, 2018

(c)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed March 24, 2020

(d)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	May 5, 2022	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	May 5, 2022	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/Chief Financial Officer and Principal Financial Officer

Dated	May 5, 2022	/s/ Lisa M. White
Lisa M. White Senior Vice President/Corporate Controller and Principal Accounting Officer