Form 10-Q
period 2022-06-30
UMPQUA HOLDINGS CORP
filed 2022-07-29
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	June 30, 2022
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practical date:
Common stock, no par value: 217,050,683 shares outstanding as of July 28, 2022.

UMPQUA HOLDINGS CORPORATION
FORM 10-Q

GLOSSARY OF DEFINED TERMS
ACL	Allowance for credit losses
ASU	Accounting Standards Update
Bank	Umpqua Bank
Bank Merger	The proposed merger of Columbia State Bank, a Washington state-chartered bank and a wholly owned subsidiary of Columbia, with the Bank, with the Bank as the surviving bank
Basel III	Basel capital framework (third accord)
CECL	Current Expected Credit Losses
Columbia	Columbia Banking System, Inc.
Company	Umpqua Holdings Corporation
COVID-19	Coronavirus Disease 2019
CVA	Credit valuation adjustments
DCF	Discounted cash flow
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FinPac	Financial Pacific Leasing, Inc.
FOMC	Federal Open Market Committee
GAAP	Generally accepted accounting principles
GDP	Gross Domestic Product
GNMA	Government National Mortgage Association
HELOC	Home equity line of credit
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
Mergers
Merger Sub will merge with and into Umpqua, with Umpqua as the surviving entity, and immediately following such merger, Umpqua will merge with and into Columbia, with Columbia as the surviving corporation.

Merger Agreement	Agreement and Plan of Merger dated as of October 11, 2021, by and among the Company, Columbia, and Merger Sub
Merger Sub	Cascade Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Columbia
MSR	Mortgage servicing rights
PD	Probability of default
PPP	Paycheck Protection Program
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
Umpqua	Umpqua Holdings Corporation and its subsidiaries

PART I.       FINANCIAL INFORMATION
Item 1.         Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks (restricted cash of $0 and $3,593)	$315,348	$222,015
Interest bearing cash and temporary investments (restricted cash of $0 and $400)	687,233	2,539,606
Total cash and cash equivalents	1,002,581	2,761,621
Investment securities
Equity and other, at fair value	75,347	81,214
Available for sale, at fair value	3,416,707	3,870,435
Held to maturity, at amortized cost	2,637	2,744
Loans held for sale, at fair value	228,889	353,105
Loans and leases (at fair value: $309,628 and $345,634)	24,432,678	22,553,180
Allowance for credit losses on loans and leases	(261,111)	(248,412)
Net loans and leases	24,171,567	22,304,768
Restricted equity securities	10,867	10,916
Premises and equipment, net	165,196	171,125
Operating lease right-of-use assets	87,249	82,366
Other intangible assets, net	6,789	8,840
Residential mortgage servicing rights, at fair value	179,558	123,615
Bank owned life insurance	328,764	327,745
Deferred tax asset, net	70,134	—
Other assets	389,409	542,442
Total assets	$30,135,694	$30,640,936
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$11,129,209	$11,023,724
Interest bearing	15,003,214	15,570,961
Total deposits	26,132,423	26,594,685
Securities sold under agreements to repurchase	527,961	492,247
Borrowings	6,252	6,329
Junior subordinated debentures, at fair value	321,268	293,081
Junior subordinated debentures, at amortized cost	87,927	88,041
Operating lease liabilities	101,352	95,427
Deferred tax liability, net	—	4,353
Other liabilities	440,235	317,503
Total liabilities	27,617,418	27,891,666
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2022 and 2021; issued and outstanding: 217,048,967 in 2022 and 216,625,506 in 2021	3,445,531	3,444,849
Accumulated deficit	(619,108)	(697,338)
Accumulated other comprehensive (loss) income	(308,147)	1,759
Total shareholders' equity	2,518,276	2,749,270
Total liabilities and shareholders' equity	$30,135,694	$30,640,936

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
INTEREST INCOME
Interest and fees on loans and leases	$234,674	$223,470	$449,078	$444,611
Interest and dividends on investment securities:
Taxable	17,256	14,619	35,981	27,731
Exempt from federal income tax	1,369	1,487	2,741	3,021
Dividends	84	405	170	1,003
Interest on temporary investments and interest bearing deposits	2,919	774	4,272	1,398
Total interest income	256,302	240,755	492,242	477,764
INTEREST EXPENSE
Interest on deposits	4,015	7,016	7,931	17,694
Interest on securities sold under agreement to repurchase and federal funds purchased	66	68	129	144
Interest on borrowings	50	866	99	2,638
Interest on junior subordinated debentures	4,001	3,042	7,150	6,094
Total interest expense	8,132	10,992	15,309	26,570
Net interest income	248,170	229,763	476,933	451,194
PROVISION (RECAPTURE) FOR CREDIT LOSSES	18,692	(22,996)	23,496	(22,996)
Net interest income after provision (recapture) for credit losses	229,478	252,759	453,437	474,190
NON-INTEREST INCOME
Service charges on deposits	12,011	10,310	23,594	19,957
Card-based fees	10,530	10,274	19,238	17,648
Brokerage revenue	27	1,135	38	5,050
Residential mortgage banking revenue, net	30,544	44,443	91,330	109,476
Gain on sale of debt securities, net	—	—	2	4
(Loss) gain on equity securities, net	(2,075)	4	(4,736)	(702)
Gain on loan and lease sales, net	1,303	5,318	3,640	6,691
Bank owned life insurance income	2,110	2,092	4,197	4,163
Other income (losses)	785	17,499	(2,099)	37,588
Total non-interest income	55,235	91,075	135,204	199,875
NON-INTEREST EXPENSE
Salaries and employee benefits	110,942	121,573	224,080	245,707
Occupancy and equipment, net	34,559	34,657	69,388	69,292
Communications	2,585	3,004	5,339	5,767
Marketing	1,649	2,054	4,047	3,426
Services	14,402	13,512	25,739	24,262
FDIC assessments	2,954	1,607	7,470	4,206
Intangible amortization	1,026	1,130	2,051	2,260
Merger related expenses	2,672	—	4,950	—
Other expenses	8,785	11,863	18,940	22,072
Total non-interest expense	179,574	189,400	362,004	376,992
Income before provision for income taxes	105,139	154,434	226,637	297,073
Provision for income taxes	26,548	38,291	56,889	73,193
Net income	$78,591	$116,143	$169,748	$223,880
Earnings per common share:
Basic	$0.36	$0.53	$0.78	$1.02
Diluted	$0.36	$0.53	$0.78	$1.01
Weighted average number of common shares outstanding:
Basic	217,030	220,593	216,906	220,481
Diluted	217,279	221,022	217,333	220,928
See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$78,591	$116,143	$169,748	$223,880
Available for sale securities:
Unrealized (losses) gains arising during the period	(152,399)	22,821	(389,445)	(64,524)
Income tax benefit (expense) related to unrealized losses	39,197	(5,870)	100,165	16,595

Reclassification adjustment for net realized gains in earnings	—	—	(2)	(4)
Income tax expense related to realized gains	—	—	1	1
Net change in unrealized (losses) gains for available for sale securities	(113,202)	16,951	(289,281)	(47,932)

Junior subordinated debentures, at fair value:
Unrealized losses arising during the period	(15,064)	(5,996)	(27,767)	(32,558)
Income tax benefit related to unrealized losses	3,875	1,542	7,142	8,374
Net change in unrealized losses for junior subordinated debentures, at fair value	(11,189)	(4,454)	(20,625)	(24,184)
Other comprehensive (loss) income, net of tax	(124,391)	12,497	(309,906)	(72,116)
Comprehensive (loss) income	$(45,800)	$128,640	$(140,158)	$151,764

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2021	220,226,335	$3,514,599	$(932,767)	$122,745	$2,704,577
Net income			107,737		107,737
Other comprehensive loss, net of tax				(84,613)	(84,613)
Stock-based compensation		2,964			2,964
Stock repurchased and retired	(143,832)	(2,315)			(2,315)
Issuances of common stock under stock plans	408,700	—			—
Cash dividends on common stock ($0.21 per share)			(46,481)		(46,481)
Balance at March 31, 2021	220,491,203	$3,515,248	$(871,511)	$38,132	$2,681,869
Net income			116,143		116,143
Other comprehensive income, net of tax				12,497	12,497
Stock-based compensation		2,377			2,377
Stock repurchased and retired	(957)	(18)			(18)
Issuances of common stock under stock plans	136,206	34			34
Cash dividends on common stock ($0.21 per share)			(46,586)		(46,586)
Balance at June 30, 2021	220,626,452	$3,517,641	$(801,954)	$50,629	$2,766,316
Net income			108,066		108,066
Other comprehensive loss, net of tax				(30,420)	(30,420)
Stock-based compensation		2,765			2,765
Stock repurchased and retired	(4,011,808)	(78,321)			(78,321)
Issuances of common stock under stock plans	7,159	—			—
Cash dividends on common stock ($0.21 per share)			(46,027)		(46,027)
Balance at September 30, 2021	216,621,803	$3,442,085	$(739,915)	$20,209	$2,722,379
Net income			88,354		88,354
Other comprehensive loss, net of tax				(18,450)	(18,450)
Stock-based compensation		2,800			2,800
Stock repurchased and retired	(1,790)	(36)			(36)
Issuances of common stock under stock plans	5,493	—			—
Cash dividends on common stock ($0.21 per share)			(45,777)		(45,777)

Balance at December 31, 2021	216,625,506	$3,444,849	$(697,338)	$1,759	$2,749,270
Net income			91,157		91,157
Other comprehensive loss, net of tax				(185,515)	(185,515)
Stock-based compensation		2,454			2,454
Stock repurchased and retired	(194,792)	(4,037)			(4,037)
Issuances of common stock under stock plans	536,157	—			—
Cash dividends on common stock ($0.21 per share)			(45,731)		(45,731)
Balance at March 31, 2022	216,966,871	$3,443,266	$(651,912)	$(183,756)	$2,607,598
Net income			78,591		78,591
Other comprehensive loss, net of tax				(124,391)	(124,391)
Stock-based compensation		2,283			2,283
Stock repurchased and retired	(4,267)	(72)			(72)
Issuances of common stock under stock plans	86,363	54			54
Cash dividends on common stock ($0.21 per share)			(45,787)		(45,787)
Balance at June 30, 2022	217,048,967	$3,445,531	$(619,108)	$(308,147)	$2,518,276

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169,748	$223,880
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	3,771	8,181
Gain on sale of investment securities, net	(2)	(4)
Provision (recapture) for credit losses	23,496	(22,996)
Change in cash surrender value of bank owned life insurance	(4,270)	(4,236)
Depreciation, amortization and accretion	14,681	15,769
(Gain) loss on sale of premises and equipment	(1,865)	593
Additions to residential mortgage servicing rights carried at fair value	(15,203)	(22,395)
Change in fair value of residential mortgage servicing rights carried at fair value	(40,740)	12,603
Stock-based compensation	4,737	5,341
Net decrease in equity and other investments	1,131	276
Loss on equity securities, net	4,736	702
Loss (gain) on sale of loans and leases, net	5,376	(87,786)
Change in fair value of loans held for sale	6,852	17,215
Origination of loans held for sale	(1,225,654)	(2,888,555)
Proceeds from sales of loans held for sale	1,323,515	2,973,721
Change in other assets and liabilities:
Net decrease in other assets	204,548	49,333
Net increase in other liabilities	105,658	4,755
Net cash provided by operating activities	580,515	286,397
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(175,656)	(1,023,892)
Proceeds from investment securities available for sale	236,066	408,950
Redemption of restricted equity securities	67	26,453
Net change in loans and leases	(1,947,302)	(213,070)
Proceeds from sales of loans and leases	70,503	140,011
Change in premises and equipment	(4,971)	(8,822)
Proceeds from bank owned life insurance death benefits	3,251	2,708
Net cash received from sale of Umpqua Investments, Inc.	—	10,781
Other	191	1,700
Net cash used in investing activities	$(1,817,851)	$(655,181)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit liabilities	$(462,251)	$1,531,374
Net increase in securities sold under agreements to repurchase	35,714	104,918
Repayment of borrowings	—	(660,000)
Net proceeds from issuance of common stock	54	34
Dividends paid on common stock	(91,112)	(92,579)
Repurchase and retirement of common stock	(4,109)	(2,333)
Net cash (used in) provided by financing activities	(521,704)	881,414
Net (decrease) increase in cash and cash equivalents	(1,759,040)	512,630
Cash and cash equivalents, beginning of period	2,761,621	2,573,181
Cash and cash equivalents, end of period	$1,002,581	$3,085,811

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,535	$26,646
Income taxes	$31,477	$78,592
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$(289,281)	$(47,932)
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$(20,625)	$(24,184)
Transfer of loans held for sale to loans held for investment	$10,487	$315,887

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

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to June 30, 2022, for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

Application of new accounting guidance

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU was issued to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-Bank Offered Rate or another reference rate expected to be discontinued. The guidance further provides an expedient of a one-time election to sell or transfer debt securities classified as held to maturity. The expedients are in effect from March 12, 2020, through December 31, 2022.

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

The Company has an enterprise-wide LIBOR transition program which includes business strategy, product design and pricing strategy, instrument contract remediation, and systems and processes. The Company continues to use the expedients in the Topic 848 guidance to manage through the LIBOR transition, specifically for our loan portfolio. Umpqua has stopped originating new instruments using LIBOR, and consistent with regulatory guidance, Umpqua has stopped extensions of, or any increase in exposure in, current LIBOR instruments.

Recent accounting pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The ASU specifies for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The guidance is applicable and the Company will apply the amendments prospectively to business combinations occurring on or after the effective date. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also update the disclosures for equity securities subject to contractual restrictions. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The amendment will be applied prospectively. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

Note 2 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses and approximate fair values of debt securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$936,537	$—	$(63,662)	$872,875
Obligations of states and political subdivisions	314,260	672	(22,824)	292,108
Mortgage-backed securities and collateralized mortgage obligations	2,549,277	266	(297,819)	2,251,724
Total available for sale securities	$3,800,074	$938	$(384,305)	$3,416,707
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,637	$748	$—	$3,385
Total held to maturity securities	$2,637	$748	$—	$3,385

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$894,969	$27,279	$(4,195)	$918,053
Obligations of states and political subdivisions	320,338	11,734	(1,288)	330,784
Mortgage-backed securities and collateralized mortgage obligations	2,649,048	19,093	(46,543)	2,621,598
Total available for sale securities	$3,864,355	$58,106	$(52,026)	$3,870,435
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,744	$770	$—	$3,514
Total held to maturity securities	$2,744	$770	$—	$3,514

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $10.6 million and $10.4 million as of June 30, 2022 and December 31, 2021, respectively, and is included in Other Assets.

Debt securities that were in an unrealized loss position as of June 30, 2022 and December 31, 2021 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$848,104	$58,599	$24,771	$5,063	$872,875	$63,662
Obligations of states and political subdivisions	200,165	21,898	4,073	926	204,238	22,824
Mortgage-backed securities and collateralized mortgage obligations	1,584,947	172,958	640,877	124,861	2,225,824	297,819
Total temporarily impaired securities	$2,633,216	$253,455	$669,721	$130,850	$3,302,937	$384,305

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$197,529	$2,749	$28,378	$1,446	$225,907	$4,195
Obligations of states and political subdivisions	75,200	1,153	2,162	135	77,362	1,288
Mortgage-backed securities and collateralized mortgage obligations	1,777,288	40,579	129,943	5,964	1,907,231	46,543
Total temporarily impaired securities	$2,050,017	$44,481	$160,483	$7,545	$2,210,500	$52,026

These unrealized losses on the debt securities held by the Company were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the issuers of the debt securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2022 are issued or guaranteed by government sponsored enterprises. Because the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an allowance for credit losses at June 30, 2022.

The following table presents the contractual maturities of debt securities at June 30, 2022:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$9,861	$9,865	$—	$—
Due after one year through five years	417,691	402,577	4	4
Due after five years through ten years	866,834	799,668	3	3
Due after ten years	2,505,688	2,204,597	2,630	3,378
Total securities	$3,800,074	$3,416,707	$2,637	$3,385

The following table presents, as of June 30, 2022, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$337,668	$311,000
To secure repurchase agreements	675,878	624,604
Other securities pledged	243,131	225,458
Total pledged securities	$1,256,677	$1,161,062

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Commercial real estate
Non-owner occupied term, net	$3,798,242	$3,786,887
Owner occupied term, net	2,497,553	2,332,422
Multifamily, net	4,768,273	4,051,202
Construction & development, net	1,017,297	890,338
Residential development, net	194,909	206,990
Commercial
Term, net	2,904,861	3,008,473
Lines of credit & other, net	920,604	910,733
Leases & equipment finance, net	1,576,144	1,467,676
Residential
Mortgage, net	5,168,457	4,517,266
Home equity loans & lines, net	1,415,722	1,197,170
Consumer & other, net	170,616	184,023
Total loans and leases, net of deferred fees and costs	$24,432,678	$22,553,180

As of June 30, 2022 and December 31, 2021, the net deferred costs were $77.3 million and $57.5 million, respectively. Total loans and leases also include discounts on acquired loans of $7.3 million and $9.8 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, loans totaling $15.6 billion were pledged to secure borrowings and available lines of credit. The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. Interest accrued on loans totaled $62.0 million and $60.1 million as of June 30, 2022 and December 31, 2021, respectively, and is included in Other Assets.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the leases and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three to five years. Interest income recognized on these leases was $4.7 million and $9.8 million for the three and six months ended June 30, 2022, as compared to $5.6 million and $11.2 million for the three and six months ended June 30, 2021.

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases. The following table summarizes the carrying value of loans and leases sold by major loan type during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Commercial real estate
Non-owner occupied term, net	$6,648	$17,866	$24,708	$23,296
Owner occupied term, net	8,421	10,812	18,884	12,423
Multifamily, net	—	3,776	—	3,776
Commercial
Term, net	9,582	19,321	21,778	28,314
Residential
Mortgage, net	—	389	1,493	1,712
Consumer & other	—	—	—	63,799
Total loans and leases sold, net	$24,651	$52,164	$66,863	$133,320
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

The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate for all portfolio segments, during the three months ended June 30, 2022, were primarily related to changes in the economic assumptions. The Bank opted to use Moody's Analytics' May consensus economic forecast for estimating the ACL as of June 30, 2022. This scenario is based on Moody's Analytics' review of a variety of surveys of baseline forecasts of the U.S. economy. These surveys vary in date of latest vintage, number of updates per year, list of variables forecast, duration of forecast, frequency of data (quarterly or annual), and the number of respondents. In the preparation of the Moody's Analytics consensus forecast, the focus is on the next three to five years, since that is the most typical duration in the surveyed results. Moody's Analytics' approach is to give greater consideration to the most recently produced forecasts, since they will include the most up-to-date historical information, and to those variables for which the number of surveyed responses is largest.

In the consensus scenario selected, the probability that the economy will perform better than this baseline is equal to the probability that it will perform worse and included the following factors:
•U.S. real GDP average annualized growth of 3.1% in 2022, 2.3% in 2023 and 2.1% in 2024;
•U.S. unemployment rate average of 3.6% through 2024;
•The Federal Reserve is expected to increase the federal funds rate to 2.5% by the end of 2022 with an additional increase to 3.0% in 2023.

The Bank uses an additional scenario that differs in terms of severity within the variables, both favorable and unfavorable, to assess the sensitivity in the ACL results and to inform qualitative adjustments. The Bank selected the Moody's Analytics' May S2 scenario for this analysis. In the scenario selected, there is a 75% probability that the economy will perform better, broadly speaking, and a 25% probability that it will perform worse; and the scenario includes the following factors:
•The economy falls into a mild recession in the third quarter of 2022;
•The military conflict between Russia and Ukraine persists longer than anticipated. As a result, worries remain elevated that there could be an even larger interruption of global oil supplies. This causes oil prices to rise more than in the consensus and thereby increases inflationary pressures. Higher gasoline prices cut into disposable income that would otherwise be available for other spending;
•Supply-chain issues also worsen, increasing shortages of affected goods, also boosting inflation;
•New cases, hospitalizations and deaths from COVID-19 start to rise again, slowing growth in spending on air travel, retail, and hotels;
•U.S real GDP average annualized growth is expected to be 2.1% in 2022, 0.3% in 2023 and 3.2% in 2024;
•U.S. unemployment rate average of 4.3% in 2022, peaking at 6.4% in Q3 2023, returning to an average of 4.3% in 2024;
•The Federal Reserve is expected to increase the federal funds rate to 2.3% by the end of 2022 with a slight decrease to 2.1% in 2023.

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

Along with the quantitative factors produced by the above models, management also considers prepayment speeds and qualitative factors when determining the ACL. The Company uses a prepayment model that forecasts the constant prepayment rates based on institution specific data for the commercial real estate, commercial and industrial and consumer portfolios and a forward curve approach that changes with macro-economic input variables for the residential and leases portfolios. Below are the nine qualitative factors considered where applicable:

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

The Company evaluated each qualitative factor as of June 30, 2022, and concluded that a material adjustment to the amounts indicated by the models was not necessary as the models adequately reflected the significant changes in credit conditions and overall portfolio risk.

Loss factors from the models, prepayment speeds, and qualitative factors are input into the Company's CECL accounting application which aggregates the information. The Company then uses two methods to calculate the current expected credit loss: 1) the DCF method, which is used for all loans except lines of credit and 2) the non-DCF method which is used for lines of credit due to difficulty of calculating an effective interest rate when lines have yet to be drawn on. The DCF method utilizes the effective interest rate of individual assets to discount the expected credit losses adjusted for prepayments. The difference in the net present value and the amortized cost of the asset will result in the required allowance. The non-DCF method uses the exposure at default, along with the expected credit losses adjusted for prepayments to calculate the required allowance.

The following tables summarize activity related to the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$91,638	$121,072	$31,946	$3,908	$248,564
(Recapture) provision for credit losses for loans and leases	(2,720)	16,484	4,424	599	18,787
Charge-offs	(8)	(9,035)	—	(836)	(9,879)
Recoveries	73	2,934	216	416	3,639
Net recoveries (charge-offs)	65	(6,101)	216	(420)	(6,240)
Balance, end of period	$88,983	$131,455	$36,586	$4,087	$261,111
Reserve for unfunded commitments
Balance, beginning of period	$8,738	$1,620	$2,193	$367	$12,918
(Recapture) provision for credit losses on unfunded commitments	(1,387)	612	542	138	(95)
Balance, end of period	7,351	2,232	2,735	505	12,823
Total allowance for credit losses	$96,334	$133,687	$39,321	$4,592	$273,934

	Six Months Ended June 30, 2022
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$99,075	$117,573	$29,068	$2,696	$248,412
(Recapture) provision for credit losses for loans and leases	(10,182)	25,296	7,296	2,073	24,483
Charge-offs	(8)	(16,893)	(167)	(1,721)	(18,789)
Recoveries	98	5,479	389	1,039	7,005
Net recoveries (charge-offs)	90	(11,414)	222	(682)	(11,784)
Balance, end of period	$88,983	$131,455	$36,586	$4,087	$261,111
Reserve for unfunded commitments
Balance, beginning of period	8,461	2,028	1,957	321	12,767
(Recapture) provision for credit losses on unfunded commitments	(1,110)	204	778	184	56
Balance, end of period	7,351	2,232	2,735	505	12,823
Total allowance for credit losses	$96,334	$133,687	$39,321	$4,592	$273,934

	Three Months Ended June 30, 2021
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$154,475	$128,838	$21,090	$6,880	$311,283
(Recapture) provision for credit losses for loans and leases	(25,484)	5,964	3,997	(2,252)	(17,775)
Charge-offs	(129)	(16,093)	—	(857)	(17,079)
Recoveries	89	2,681	209	479	3,458
Net (charge-offs) recoveries	(40)	(13,412)	209	(378)	(13,621)
Balance, end of period	$128,951	$121,390	$25,296	$4,250	$279,887
Reserve for unfunded commitments
Balance, beginning of period	$15,668	$1,801	$1,288	$1,003	$19,760
(Recapture) provision for credit losses on unfunded commitments	(5,574)	344	422	(413)	(5,221)
Balance, end of period	10,094	2,145	1,710	590	14,539
Total allowance for credit losses	$139,045	$123,535	$27,006	$4,840	$294,426

	Six Months Ended June 30, 2021
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$141,710	$150,864	$27,964	$7,863	$328,401
(Recapture) provision for credit losses for loans and leases	(13,058)	1,461	(2,915)	(2,737)	(17,249)
Charge-offs	(170)	(35,707)	(70)	(2,047)	(37,994)
Recoveries	469	4,772	317	1,171	6,729
Net recoveries (charge-offs)	299	(30,935)	247	(876)	(31,265)
Balance, end of period	$128,951	$121,390	$25,296	$4,250	$279,887
Reserve for unfunded commitments
Balance, beginning of period	$15,360	$2,190	$1,661	$1,075	$20,286
(Recapture) provision for credit losses on unfunded commitments	(5,266)	(45)	49	(485)	(5,747)
Balance, end of period	10,094	2,145	1,710	590	14,539
Total allowance for credit losses	$139,045	$123,535	$27,006	$4,840	$294,426

Asset Quality and Non-Performing Loans and Leases

The Bank manages asset quality and controls credit risk through diversification of the loan and lease portfolio and the application of policies designed to promote sound underwriting and loan and lease monitoring practices. The Bank's Credit Quality Administration department is charged with monitoring asset quality, establishing credit policies and procedures, and enforcing the consistent application of these policies and procedures across the Bank. Reviews of non-performing, past due loans and leases and larger credits, designed to identify potential charges to the allowance for credit losses, and to determine the adequacy of the allowance, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan and lease loss experience, estimated loan and lease losses, growth in the loan and lease portfolio, prevailing economic conditions, and other factors.

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements is determined by the LGD calculated by the CECL model and therefore leases and equipment finance agreements on non-accrual will have an allowance for credit losses until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the three and six months ended June 30, 2022 and 2021.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing	Total Past Due	Non-Accrual (1)	Current	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$517	$—	$—	$517	$3,313	$3,794,412	$3,798,242
Owner occupied term, net	24	1	23	48	2,201	2,495,304	2,497,553
Multifamily, net	249	—	—	249	—	4,768,024	4,768,273
Construction & development, net	—	—	—	—	—	1,017,297	1,017,297
Residential development, net	—	—	—	—	—	194,909	194,909
Commercial
Term, net	209	198	210	617	4,056	2,900,188	2,904,861
Lines of credit & other, net	425	475	12	912	—	919,692	920,604
Leases & equipment finance, net	11,417	11,554	3,089	26,060	8,589	1,541,495	1,576,144
Residential
Mortgage, net	1,251	5,499	21,118	27,868	—	5,140,589	5,168,457
Home equity loans & lines, net	870	896	1,578	3,344	—	1,412,378	1,415,722
Consumer & other, net	432	642	196	1,270	—	169,346	170,616
Total, net of deferred fees and costs	$15,394	$19,265	$26,226	$60,885	$18,159	$24,353,634	$24,432,678
(1) Loans and leases on non-accrual with an amortized cost basis of $18.2 million had a related allowance for credit losses of $7.6 million at June 30, 2022.

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

Collateral Dependent Loans and Leases

Loans are classified as collateral dependent when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes the amortized cost basis of the collateral dependent loans and leases by the type of collateral securing the assets as of June 30, 2022. There have been no significant changes in the level of collateralization from the prior periods.

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$3,071	$—	$—	$3,071
Owner occupied term, net	—	1,911	—	—	1,911
Commercial
Term, net	1,094	520	844	1,188	3,646
Line of credit & other, net	—	—	—	1	1
Leases & equipment finance, net	—	—	8,589	—	8,589
Residential
Mortgage, net	23,720	—	—	—	23,720
Home equity loans & lines, net	3,533	—	—	—	3,533
Total net of deferred fees and costs	$28,347	$5,502	$9,433	$1,189	$44,471

Troubled Debt Restructuring

At June 30, 2022 and December 31, 2021, troubled debt restructured loans of $7.6 million and $6.7 million, respectively, were classified as accruing TDR loans. The TDRs were granted in response to borrower financial difficulties, and generally provide for a temporary modification of loan repayment terms. In order for a new TDR loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

The following tables present TDR loans by accrual versus non-accrual status and by portfolio segment as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$959	$43	$1,002	5
Residential, net	6,656	—	6,656	42
Consumer & other, net	16	—	16	2
Total, net of deferred fees and costs	$7,631	$43	$7,674	49

	December 31, 2021
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$1,031	$59	$1,090	5
Residential, net	5,641	—	5,641	35
Consumer & other, net	22	—	22	3
Total, net of deferred fees and costs	$6,694	$59	$6,753	43

The following table presents loans that were determined to be TDRs during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Residential, net	$1,409	$2,532	4,206	4,242
Consumer & other, net	—	9	—	36
Total, net of deferred fees and costs	$1,409	$2,541	$4,206	$4,278

Credit Quality Indicators

Management regularly reviews loans and leases in the portfolio to assess credit quality indicators and to determine appropriate loan classification and grading. In addition, the Company's board of directors reviews and approves the credit quality indicators each year. The Bank differentiates its lending portfolios into homogeneous and non-homogeneous loans and leases. Homogeneous loans and leases are initially risk rated on a single risk rating scale based on the past due status of the loan or lease. Homogeneous loans and leases that have risk-based modifications or forbearances enter into an alternative elevated risk rating scale that freezes the elevated risk rating and requires six consecutive months of scheduled payments without delinquency before the loan or lease can return to the delinquency-based risk rating scale. Homogeneous loans and leases with other defined risk factors such as confirmed bankruptcy, business closure, death of a guarantor or fraud will be set to a floor substandard rating.

The Bank's risk rating methodology for its non-homogeneous loans and leases uses a dual risk rating approach to assess the credit risk. This approach uses two scales to provide a comprehensive assessment of credit default risk and recovery risk. The probability of default scale measures a borrower's credit default risk using risk ratings ranging from 1 to 16, where a higher rating represents higher risk. For non-homogeneous loans and leases, PD ratings of 1 through 9 are "pass" grades, while PD ratings of 10 and 11 are "watch" grades. PD ratings of 12-16 correspond to the regulatory-defined categories of special mention (12), substandard (13-14), doubtful (15), and loss (16). The loss given default scale measures the amount of loss that may not be recovered in the event of a default, using six alphabetic ratings from A-F, where a higher rating represents higher risk. The LGD scale quantifies recovery risk associated with an event of default and predicts the amount of loss that would be incurred on a loan or lease if a borrower were to experience a major default and includes variables that may be external to the borrower, such as industry, geographic location, and credit cycle stage. It could also include variables specific to the loan or lease, including collateral valuation, covenant structure and debt type. The product of the borrower's PD and a loan or lease LGD is the loan or lease expected loss, expressed as a percentage. This provides a common language of credit risk across different loans.

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

The following tables represent the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of June 30, 2022 and December 31, 2021:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$402,052	$801,602	$405,467	$596,076	$406,634	$1,087,126	$979	$4,554	$3,704,490
Special mention	897	—	578	—	36,382	12,980	—	—	50,837
Substandard	—	19,081	1,975	2,573	12,342	6,640	—	—	42,611
Doubtful	—	—	—	—	—	60	—	—	60
Loss	—	—	—	—	—	244	—	—	244
Total non-owner occupied term, net	$402,949	$820,683	$408,020	$598,649	$455,358	$1,107,050	$979	$4,554	$3,798,242
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$362,514	$570,637	$220,353	$360,788	$227,802	$705,367	$4,675	$122	$2,452,258
Special mention	—	—	—	5,559	4,259	14,531	—	—	24,349
Substandard	—	1,668	1,279	660	6,959	10,231	—	—	20,797
Doubtful	—	—	—	—	—	45	—	—	45
Loss	—	—	—	—	—	104	—	—	104
Total owner occupied term, net	$362,514	$572,305	$221,632	$367,007	$239,020	$730,278	$4,675	$122	$2,497,553
Multifamily, net
Credit quality indicator:
Pass/Watch	$1,200,814	$1,662,230	$371,902	$661,065	$235,127	$604,539	$29,428	$2,919	$4,768,024
Special mention	—	—	—	—	—	249	—	—	249
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$1,200,814	$1,662,230	$371,902	$661,065	$235,127	$604,788	$29,428	$2,919	$4,768,273
Construction & development, net
Credit quality indicator:
Pass/Watch	$70,018	$408,520	$297,481	$134,028	$45,010	$26,193	$2,388	$—	$983,638
Special mention	—	11,637	—	22,022	—	—	—	—	33,659
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$70,018	$420,157	$297,481	$156,050	$45,010	$26,193	$2,388	$—	$1,017,297
Residential development, net
Credit quality indicator:
Pass/Watch	$17,706	$24,520	$13,974	$—	$—	$—	$137,104	$1,605	$194,909
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$17,706	$24,520	$13,974	$—	$—	$—	$137,104	$1,605	$194,909
Total commercial real estate	$2,054,001	$3,499,895	$1,313,009	$1,782,771	$974,515	$2,468,309	$174,574	$9,200	$12,276,274

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$381,624	$833,230	$204,425	$168,367	$146,689	$320,578	$739,641	$13,942	$2,808,496
Special mention	—	7	181	44	609	30,636	—	—	31,477
Substandard	1,017	—	7,944	—	28,366	2,610	21,960	1,878	63,775
Doubtful	—	—	657	—	—	—	—	39	696
Loss	—	—	—	—	417	—	—	—	417
Total term, net	$382,641	$833,237	$213,207	$168,411	$176,081	$353,824	$761,601	$15,859	$2,904,861
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$19,347	$17,686	$5,414	$15,925	$9,276	$1,366	$819,106	$8,909	$897,029
Special mention	—	—	—	—	—	—	9,673	990	10,663
Substandard	—	934	—	—	—	1,105	7,181	3,685	12,905
Doubtful	—	—	—	—	—	—	7	—	7
Loss	—	—	—	—	—	—	—	—	—
Total lines of credit & other, net	$19,347	$18,620	$5,414	$15,925	$9,276	$2,471	$835,967	$13,584	$920,604
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$450,126	$463,513	$256,503	$205,166	$97,056	$55,033	$—	$—	$1,527,397
Special mention	2,188	5,536	2,492	2,710	1,036	467	—	—	14,429
Substandard	4,122	6,394	3,050	2,719	1,918	497	—	—	18,700
Doubtful	1,230	6,229	3,162	2,501	835	351	—	—	14,308
Loss	—	786	202	210	57	55	—	—	1,310
Total leases & equipment finance, net	$457,666	$482,458	$265,409	$213,306	$100,902	$56,403	$—	$—	$1,576,144
Total commercial	$859,654	$1,334,315	$484,030	$397,642	$286,259	$412,698	$1,597,568	$29,443	$5,401,609
Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$962,257	$2,325,196	$498,372	$491,363	$152,602	$711,155	$—	$—	$5,140,945
Special mention	—	296	778	1,284	581	3,812	—	—	6,751
Substandard	—	1,049	954	2,722	1,359	11,246	—	—	17,330
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	324	970	497	1,640	—	—	3,431
Total mortgage, net	$962,257	$2,326,541	$500,428	$496,339	$155,039	$727,853	$—	$—	$5,168,457
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$468	$673	$—	$—	$17	$8,960	$1,371,577	$30,685	$1,412,380
Special mention	—	—	—	—	—	115	1,202	449	1,766
Substandard	—	—	—	—	—	135	935	339	1,409
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	61	56	50	167
Total home equity loans & lines, net	$468	$673	$—	$—	$17	$9,271	$1,373,770	$31,523	$1,415,722
Total residential	$962,725	$2,327,214	$500,428	$496,339	$155,056	$737,124	$1,373,770	$31,523	$6,584,179

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
June 30, 2022	2022	2021	2020	2019	2018	Prior			Total
Consumer & other, net:
Credit quality indicator:
Pass/Watch	$10,758	$9,610	$8,644	$8,575	$3,829	$6,009	$121,147	$778	$169,350
Special mention	—	8	4	72	16	184	263	527	1,074
Substandard	—	—	—	14	—	82	62	27	185
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	7	—	—	7
Total consumer & other, net	$10,758	$9,618	$8,648	$8,661	$3,845	$6,282	$121,472	$1,332	$170,616
Grand total	$3,887,138	$7,171,042	$2,306,115	$2,685,413	$1,419,675	$3,624,413	$3,267,384	$71,498	$24,432,678

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$901,230	$434,875	$618,879	$431,098	$308,872	$942,501	$1,313	$3,679	$3,642,447
Special mention	—	1,311	1,411	12,252	844	38,268	—	—	54,086
Substandard	19,270	2,214	2,605	53,312	2,990	9,641	—	—	90,032
Doubtful	—	—	—	—	—	78	—	—	78
Loss	—	—	—	—	—	244	—	—	244
Total non-owner occupied term, net	$920,500	$438,400	$622,895	$496,662	$312,706	$990,732	$1,313	$3,679	$3,786,887
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$594,677	$237,814	$369,483	$245,707	$227,201	$601,934	$5,017	$737	$2,282,570
Special mention	—	—	7,445	10,739	4,936	12,219	—	—	35,339
Substandard	—	897	674	1,815	—	10,697	—	—	14,083
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	430	—	—	430
Total owner occupied term, net	$594,677	$238,711	$377,602	$258,261	$232,137	$625,280	$5,017	$737	$2,332,422
Multifamily, net
Credit quality indicator:
Pass/Watch	$1,700,221	$380,506	$748,207	$346,192	$334,688	$510,385	$26,475	$2,931	$4,049,605
Special mention	—	—	—	—	—	1,597	—	—	1,597
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$1,700,221	$380,506	$748,207	$346,192	$334,688	$511,982	$26,475	$2,931	$4,051,202

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Construction & development, net
Credit quality indicator:
Pass/Watch	$264,489	$310,207	$237,435	$48,911	$18,375	$136	$2,382	$—	$881,935
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	8,403	—	—	—	—	8,403
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$264,489	$310,207	$237,435	$57,314	$18,375	$136	$2,382	$—	$890,338
Residential development, net
Credit quality indicator:
Pass/Watch	$28,744	$15,623	$—	$—	$—	$—	$156,587	$6,036	$206,990
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$28,744	$15,623	$—	$—	$—	$—	$156,587	$6,036	$206,990
Total commercial real estate	$3,508,631	$1,383,447	$1,986,139	$1,158,429	$897,906	$2,128,130	$191,774	$13,383	$11,267,839
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$1,102,310	$306,969	$200,352	$179,217	$206,405	$215,105	$699,230	$14,075	$2,923,663
Special mention	—	4,454	97	28,971	587	825	27,909	1,501	64,344
Substandard	1,217	9,827	—	1,095	2,648	1,264	—	3,189	19,240
Doubtful	—	—	—	—	809	—	—	—	809
Loss	—	—	—	417	—	—	—	—	417
Total term, net	$1,103,527	$321,250	$200,449	$209,700	$210,449	$217,194	$727,139	$18,765	$3,008,473
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$31,836	$9,170	$16,529	$10,945	$334	$1,605	$812,207	$8,498	$891,124
Special mention	—	—	—	—	—	—	8,830	752	9,582
Substandard	714	414	—	—	—	1,118	3,238	4,540	10,024
Doubtful	—	—	—	—	—	—	1	—	1
Loss	—	—	—	—	—	—	1	1	2
Total lines of credit & other, net	$32,550	$9,584	$16,529	$10,945	$334	$2,723	$824,277	$13,791	$910,733
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$599,301	$325,379	$282,101	$138,627	$43,950	$38,965	$—	$—	$1,428,323
Special mention	2,512	1,965	1,782	1,690	572	130	—	—	8,651
Substandard	4,280	7,333	2,682	1,448	578	160	—	—	16,481
Doubtful	3,781	3,232	3,238	1,343	663	636	—	—	12,893
Loss	614	258	187	84	179	6	—	—	1,328
Total leases & equipment finance, net	$610,488	$338,167	$289,990	$143,192	$45,942	$39,897	$—	$—	$1,467,676
Total commercial	$1,746,565	$669,001	$506,968	$363,837	$256,725	$259,814	$1,551,416	$32,556	$5,386,882

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$2,252,704	$606,671	$585,923	$190,673	$209,990	$639,585	$—	$—	$4,485,546
Special mention	372	—	555	81	632	2,830	—	—	4,470
Substandard	—	1,379	4,430	1,147	3,098	15,692	—	—	25,746
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	907	—	—	597	—	—	1,504
Total mortgage, net	$2,253,076	$608,050	$591,815	$191,901	$213,720	$658,704	$—	$—	$4,517,266
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$972	$—	$—	$18	$—	$10,973	$1,151,063	$31,708	$1,194,734
Special mention	—	—	—	—	—	102	1,355	248	1,705
Substandard	—	—	—	—	—	96	280	213	589
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	36	42	64	142
Total home equity loans & lines, net	$972	$—	$—	$18	$—	$11,207	$1,152,740	$32,233	$1,197,170
Total residential	$2,254,048	$608,050	$591,815	$191,919	$213,720	$669,911	$1,152,740	$32,233	$5,714,436
Consumer & other, net:
Credit quality indicator:
Pass/Watch	$15,375	$10,955	$12,167	$5,395	$3,983	$5,070	$128,264	$1,835	$183,044
Special mention	—	23	41	1	113	113	391	101	783
Substandard	—	3	15	—	17	25	55	71	186
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	7	3	—	10
Total consumer & other, net	$15,375	$10,981	$12,223	$5,396	$4,113	$5,215	$128,713	$2,007	$184,023
Grand total	$7,524,619	$2,671,479	$3,097,145	$1,719,581	$1,372,464	$3,063,070	$3,024,643	$80,179	$22,553,180

Note 5 – Residential Mortgage Servicing Rights

The Company measures its MSR asset at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in the Company's residential MSR for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Balance, beginning of period	$165,807	$100,413	$123,615	$92,907
Additions for new MSR capitalized	7,813	8,330	15,203	22,395
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,961)	(4,366)	(10,308)	(8,911)
Changes due to valuation inputs or assumptions (1)	10,899	(1,678)	51,048	(3,692)
Balance, end of period	$179,558	$102,699	$179,558	$102,699
(1) The change in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the serviced loan portfolio as of June 30, 2022 and December 31, 2021 is as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Balance of loans serviced for others	$12,932,747	$12,755,671
MSR as a percentage of serviced loans	1.39%	0.97%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, was $9.5 million and $18.6 million for the three and six months ended June 30, 2022, respectively, as compared to $9.1 million and $18.2 million for the three and six months ended June 30, 2021, respectively.

Note 6 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	June 30, 2022
Commitments to extend credit	$7,533,982
Forward sales commitments	$327,666
Commitments to originate residential mortgage loans held for sale	$201,663
Standby letters of credit	$117,330

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

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three and six months ended June 30, 2022 and 2021. At June 30, 2022, approximately $107.7 million of standby letters of credit expire within one year, and $9.6 million expire thereafter.

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

Legal Proceedings and Regulatory Matters—We are subject to litigation in court and arbitral proceedings, as well as proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies. We are a party to various pending and threatened claims and legal proceedings arising in the normal course of business activities, some of which involve claims for substantial or uncertain amounts.

At least quarterly, we assess liabilities and contingencies in connection with all outstanding or new legal matters, utilizing the most recent information available. If we determine that a loss from a matter is probable and the amount of the loss can be reasonably estimated, we establish an accrual for the loss. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management's estimate will change from time to time. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. The Company does not have any amounts accrued related to legal matters as of June 30, 2022.

Resolution and the outcome of legal claims is unpredictable, exacerbated by the following: damages sought are unsubstantiated or indeterminate; it is unclear whether a case brought as a class action will be allowed to proceed on that basis; discovery or motion practice is not complete; the proceeding is not yet in its final stages; the matters present legal uncertainties; there are significant facts in dispute; there are a large number of parties, including multiple defendants; or there is a wide range of potential results. Any estimate or determination relating to the future resolution of legal and regulatory matters is uncertain and involves significant judgment. We usually are unable to determine whether a favorable or unfavorable outcome is remote, reasonably likely, or probable, or to estimate the amount or range of a probable or reasonably likely loss, until relatively late in the process.

Although there can be no assurance as to the ultimate outcome of specific legal matter, we believe we have meritorious defenses to the claims asserted against us in our currently outstanding legal matters, and we intend to continue to vigorously defend ourselves. We will consider settlement of legal matters when, in management's judgment, it is in the best interests of the Company and its shareholders.

Based on information currently available, advice of counsel, available insurance coverage, and established reserves, the Company believes that the eventual outcome of the actions against us will not have a material adverse effect on the Company's consolidated financial condition. However, it is possible that the ultimate resolution of a matter, if unfavorable, may be material to the Company's results of operations for any particular period.

Contingencies—On October 12, 2021, Umpqua and Columbia announced that their boards of directors unanimously approved the Merger Agreement under which the two companies will combine in an all-stock transaction. Under the terms of the Merger Agreement, Umpqua shareholders will receive 0.5958 of a share of Columbia stock for each Umpqua share they own. Upon completion of the transaction, Umpqua shareholders will own approximately 62% and Columbia shareholders will own approximately 38% of the combined company. The merger is expected to close in the third quarter of 2022, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals. The Merger Agreement provides certain termination rights for both Umpqua and Columbia and further provides that, upon termination of the Merger Agreement under certain circumstances, Umpqua or Columbia, as applicable, will be obligated to pay the other party a termination fee of $145.0 million.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers in Oregon, Washington, California, Idaho, Nevada, Arizona and Colorado. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 78% and 76% of the Bank's loan and lease portfolio at June 30, 2022 and December 31, 2021, respectively. Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general or caused by the COVID-19 pandemic, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2022 and 2021. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. At June 30, 2022, the Bank had commitments to originate mortgage loans held for sale totaling $201.7 million and forward sales commitments of $327.7 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of June 30, 2022, the Bank had 944 interest rate swaps with an aggregate notional amount of $7.3 billion related to this program. As of December 31, 2021, the Bank had 936 interest rate swaps with an aggregate notional amount of $7.0 billion related to this program.

As of June 30, 2022 and December 31, 2021, the termination value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $137.9 million and $8.7 million, respectively. The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $84.9 million and $92.6 million as of June 30, 2022 and December 31, 2021, respectively. In 2021, the Bank began to collateralize a portion of its initial margin with U.S. Treasury securities.

The Bank's interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for certain derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability As of June 30, 2022 and December 31, 2021, the variation margin adjustments consisted of a positive adjustment of $119.4 million and a negative adjustment of $172.9 million, respectively.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The Bank's derivative assets are included in other assets, while the derivative liabilities are included in other liabilities. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of June 30, 2022 and December 31, 2021:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Interest rate lock commitments	$71	$4,641	$188	$—
Interest rate forward sales commitments	2,920	615	777	699
Interest rate swaps	2,748	171,827	137,940	8,671
Foreign currency derivatives	225	340	156	305
Total derivative assets and liabilities	$5,964	$177,423	$139,061	$9,675

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded during the three and six months ended June 30, 2022 and 2021:

(in thousands)	Three Months Ended		Six Months Ended
Derivatives not designated as hedging instrument	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest rate lock commitments	$736	$(1,545)	$(4,758)	$(14,934)
Interest rate forward sales commitments	14,200	(10,285)	39,451	17,886
Interest rate swaps	7,337	(4,481)	14,384	7,269
Foreign currency derivatives	803	712	1,504	1,267
Total derivative gains (losses)	$23,076	$(15,599)	$50,581	$11,488

Note 8 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$78,591	$116,143	$169,748	$223,880

Weighted average number of common shares outstanding - basic	217,030	220,593	216,906	220,481
Effect of potentially dilutive common shares (1)	249	429	427	447
Weighted average number of common shares outstanding - diluted	217,279	221,022	217,333	220,928
Earnings per common share:
Basic	$0.36	$0.53	$0.78	$1.02
Diluted	$0.36	$0.53	$0.78	$1.01
(1)Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.

The following table represents the weighted average outstanding restricted shares that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Restricted stock awards	515	97	342	62

Note 9 – Segment Information

The Company reports two segments: Core Banking and Mortgage Banking. The Core Banking segment includes all lines of business, except Mortgage Banking, including commercial, retail, and private banking, as well as the operations, technology, and administrative functions of the Bank and Holding Company. The Mortgage Banking segment includes the revenue earned from the production and sale of residential real estate loans, the servicing income from the serviced loan portfolio, the quarterly changes to the MSR, and the specific expenses that are related to mortgage banking activities including variable commission expenses. Revenue and related expenses related to residential real estate loans held for investment are included in the Core Banking segment as portfolio loans are an anchor product for the consumer and wealth channels and are originated through a variety of channels throughout the Company. Management periodically updates the allocation methods and assumptions within the current segment structure.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(in thousands)	Core Banking	Mortgage Banking	Consolidated	Core Banking	Mortgage Banking	Consolidated
Net interest income	$247,009	$1,161	$248,170	$226,915	$2,848	$229,763
Provision (recapture) for credit losses	18,692	—	18,692	(22,996)	—	(22,996)
Non-interest income
Residential mortgage banking revenue:
Origination and sale	—	15,101	15,101	—	41,367	41,367
Servicing	—	9,505	9,505	—	9,120	9,120
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	—	(4,961)	(4,961)	—	(4,366)	(4,366)
Changes due to valuation inputs or assumptions	—	10,899	10,899	—	(1,678)	(1,678)
(Loss) gain on equity securities, net	(2,075)	—	(2,075)	4	—	4
Gain (loss) on swap derivatives, net	7,337	—	7,337	(4,481)	—	(4,481)
Change in fair value of certain loans held for investment	(15,210)	—	(15,210)	2,782	—	2,782
Non-interest income (excluding above items)	34,461	178	34,639	48,151	176	48,327
Total non-interest income	24,513	30,722	55,235	46,456	44,619	91,075
Non-interest expense
Merger related expenses	2,672	—	2,672	—	—	—
Exit and disposal costs	442	—	442	4,728	—	4,728
Non-interest expense (excluding above items)	148,946	27,514	176,460	146,877	37,795	184,672
Allocated expenses, net (1)	3,702	(3,702)	—	970	(970)	—
Total non-interest expense	155,762	23,812	179,574	152,575	36,825	189,400
Income before income taxes	97,068	8,071	105,139	143,792	10,642	154,434
Provision for income taxes	24,530	2,018	26,548	35,630	2,661	38,291
Net income	$72,538	$6,053	$78,591	$108,162	$7,981	$116,143
(1) Represents the internal charges for centrally provided support services and other corporate overhead to the Mortgage Banking segment, partially offset by allocations from the Mortgage Banking segment to Core Banking for new portfolio loan originations and portfolio servicing costs.

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(in thousands)	Core Banking	Mortgage Banking	Consolidated	Core Banking	Mortgage Banking	Consolidated
Net interest income	$474,096	$2,837	$476,933	$444,489	$6,705	$451,194
Provision (recapture) for credit losses	23,496	—	23,496	(22,996)	—	(22,996)
Non-interest income
Residential mortgage banking revenue:
Origination and sale	—	31,945	31,945	—	103,872	103,872
Servicing	—	18,645	18,645	—	18,207	18,207
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	—	(10,308)	(10,308)	—	(8,911)	(8,911)
Changes due to valuation inputs or assumptions	—	51,048	51,048	—	(3,692)	(3,692)
Gain on sale of debt securities, net	2	—	2	4	—	4
Loss on equity securities, net	(4,736)	—	(4,736)	(702)	—	(702)
Gain on swap derivatives, net	14,384	—	14,384	7,269	—	7,269
Change in fair value of certain loans held for investment	(36,259)	—	(36,259)	2,272	—	2,272
Non-interest income (excluding above items)	70,111	372	70,483	81,064	492	81,556
Total non-interest income	43,502	91,702	135,204	89,907	109,968	199,875
Non-interest expense
Merger related expenses	4,950	—	4,950	—	—	—
Exit and disposal costs	3,475	—	3,475	5,928	—	5,928
Non-interest expense (excluding above items)	297,369	56,210	353,579	292,038	79,026	371,064
Allocated expenses, net (1)	7,437	(7,437)	—	180	(180)	—
Total non-interest expense	313,231	48,773	362,004	298,146	78,846	376,992
Income before income taxes	180,871	45,766	226,637	259,246	37,827	297,073
Provision for income taxes	45,447	11,442	56,889	63,736	9,457	73,193
Net income	$135,424	$34,324	$169,748	$195,510	$28,370	$223,880
(1) Represents the internal charges for centrally provided support services and other corporate overhead to the Mortgage Banking segment, offset by allocations from the Mortgage Banking segment to Core Banking for new portfolio loan originations and portfolio servicing costs.

	June 30, 2022			December 31, 2021
(in thousands)	Core Banking	Mortgage Banking	Consolidated	Core Banking	Mortgage Banking	Consolidated
Total assets	$29,721,590	$414,104	$30,135,694	$30,155,058	$485,878	$30,640,936
Loans held for sale	$—	$228,889	$228,889	$—	$353,105	$353,105
Total loans and leases	$24,432,678	$—	$24,432,678	$22,553,180	$—	$22,553,180
Total deposits	$25,925,294	$207,129	$26,132,423	$26,370,568	$224,117	$26,594,685

Note 10 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of June 30, 2022 and December 31, 2021, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

		June 30, 2022		December 31, 2021
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$1,002,581	$1,002,581	$2,761,621	$2,761,621
Equity and other investment securities	1,2	75,347	75,347	81,214	81,214
Investment securities available for sale	1,2	3,416,707	3,416,707	3,870,435	3,870,435
Investment securities held to maturity	3	2,637	3,385	2,744	3,514
Loans held for sale	2	228,889	228,889	353,105	353,105
Loans and leases, net	2,3	24,171,567	23,619,471	22,304,768	22,356,321
Restricted equity securities	1	10,867	10,867	10,916	10,916
Residential mortgage servicing rights	3	179,558	179,558	123,615	123,615
Bank owned life insurance	1	328,764	328,764	327,745	327,745
Derivatives	2,3	5,964	5,964	177,423	177,423
Financial liabilities:
Deposits	1,2	$26,132,423	$26,106,007	$26,594,685	$26,593,521
Securities sold under agreements to repurchase	2	527,961	527,961	492,247	492,247
Borrowings	2	6,252	6,224	6,329	7,073
Junior subordinated debentures, at fair value	3	321,268	321,268	293,081	293,081
Junior subordinated debentures, at amortized cost	3	87,927	80,150	88,041	75,199
Derivatives	2,3	139,061	139,061	9,675	9,675

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$63,956	$46,619	$17,337	$—
Equity securities held in rabbi trusts	11,391	11,391	—	—
Investment securities available for sale
U.S. Treasury and agencies	872,875	128,464	744,411	—
Obligations of states and political subdivisions	292,108	—	292,108	—
Mortgage-backed securities and collateralized mortgage obligations	2,251,724	—	2,251,724	—
Loans held for sale, at fair value	228,889	—	228,889	—
Loans and leases, at fair value	309,628	—	309,628	—
Residential mortgage servicing rights, at fair value	179,558	—	—	179,558
Derivatives
Interest rate lock commitments	71	—	—	71
Interest rate forward sales commitments	2,920	—	2,920	—
Interest rate swaps	2,748	—	2,748	—
Foreign currency derivatives	225	—	225	—
Total assets measured at fair value	$4,216,093	$186,474	$3,849,990	$179,629
Financial liabilities:
Junior subordinated debentures, at fair value	$321,268	$—	$—	$321,268
Derivatives
Interest rate lock commitments	188	—	—	188
Interest rate forward sales commitments	777	—	777	—
Interest rate swaps	137,940	—	137,940	—
Foreign currency derivatives	156	—	156	—
Total liabilities measured at fair value	$460,329	$—	$138,873	$321,456

(in thousands)	December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$68,692	$51,355	$17,337	$—
Equity securities held in rabbi trusts	12,522	12,522	—	—
Investment securities available for sale
U.S. Treasury and agencies	918,053	89,038	829,015	—
Obligations of states and political subdivisions	330,784	—	330,784	—
Mortgage-backed securities and collateralized mortgage obligations	2,621,598	—	2,621,598	—
Loans held for sale, at fair value	353,105	—	353,105	—
Loans and leases, at fair value	345,634	—	345,634	—
Residential mortgage servicing rights, at fair value	123,615	—	—	123,615
Derivatives
Interest rate lock commitments	4,641	—	—	4,641
Interest rate forward sales commitments	615	—	615	—
Interest rate swaps	171,827	—	171,827	—
Foreign currency derivatives	340	—	340	—
Total assets measured at fair value	$4,951,426	$152,915	$4,670,255	$128,256
Financial liabilities:
Junior subordinated debentures, at fair value	$293,081	$—	$—	$293,081
Derivatives
Interest rate forward sales commitments	699	—	699	—
Interest rate swaps	8,671	—	8,671	—
Foreign currency derivatives	305	—	305	—
Total liabilities measured at fair value	$302,756	$—	$9,675	$293,081

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

Loans and leases— Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans. As of June 30, 2022, there were $309.6 million in mortgage loans recorded at fair value as they were previously transferred from held for sale to loans held for investment.

Residential Mortgage Servicing Rights— The fair value of MSR is estimated using a DCF model. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income net of servicing costs. This model is periodically validated by an independent model validation group. The model assumptions and the MSR fair value estimates are also compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. Management believes the significant inputs utilized are indicative of those that would be used by market participants.

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

Derivative Instruments— The fair value of the interest rate lock commitments and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a DCF technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2022, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2022:

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Assets:
Residential mortgage servicing rights	$179,558	Discounted cash flow
			Constant prepayment rate	6.07% - 24.52%	6.55%
			Discount rate	9.00% - 14.92%	9.50%
Liabilities:
Interest rate lock commitments, net	$117	Internal pricing model
			Pull-through rate	73.00% - 100.00%	88.34%
Junior subordinated debentures	$321,268	Discounted cash flow
			Credit spread	2.25% - 3.77%	3.01%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$165,807	$(853)	$(305,719)	$100,413	$14,755	$(281,580)
Change included in earnings	5,938	(2,437)	(3,137)	(6,044)	2,356	(2,367)
Change in fair values included in comprehensive income/loss	—	—	(15,064)	—	—	(5,996)
Purchases and issuances	7,813	3,047	—	8,330	21,548	—
Sales and settlements	—	126	2,652	—	(25,449)	2,220
Ending balance	$179,558	$(117)	$(321,268)	$102,699	$13,210	$(287,723)
Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at end of period	$10,899	$(117)	$(3,137)	$(1,678)	$13,210	$(2,367)
Change in unrealized gains or losses for the period included in other comprehensive income for assets and liabilities held at end of period	$—	$—	$(15,064)	$—	$—	$(5,996)

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$123,615	$4,641	$(293,081)	$92,907	$28,144	$(255,217)
Change included in earnings	40,740	(6,707)	(5,593)	(12,603)	(1,102)	(4,743)
Change in fair values included in comprehensive income/loss	—	—	(27,767)	—	—	(32,558)
Purchases and issuances	15,203	7,698	—	22,395	51,723	—
Sales and settlements	—	(5,749)	5,173	—	(65,555)	4,795
Ending balance	$179,558	$(117)	$(321,268)	$102,699	$13,210	$(287,723)
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$51,048	$(117)	$(5,593)	$(3,692)	$13,210	$(4,743)
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$(27,767)	$—	$—	$(32,558)

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

The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, unrealized losses on fair value of junior subordinated debentures of $15.1 million and $27.8 million for the three and six months ended June 30, 2022, are recorded net of tax as other comprehensive loss of $11.2 million and $20.6 million, respectively. Comparatively, unrealized losses of $6.0 million and $32.6 million were recorded net of tax as other comprehensive losses of $4.5 million and $24.2 million, for the three and six months ended June 30, 2021, respectively. The loss recorded for the three and six months ended June 30, 2022 was due primarily to an increase in the implied forward curve, partially offset by an increase in the discount rate, which resulted in an increase in the liability.

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

	June 30, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$1,759	$—	$—	$1,759
Total assets measured at fair value on a nonrecurring basis	$1,759	$—	$—	$1,759

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$4,129	$—	$—	$4,129
Total assets measured at fair value on a nonrecurring basis	$4,129	$—	$—	$4,129

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Loans and leases	$8,741	$16,697	$16,532	$35,010
Total losses from nonrecurring measurements	$8,741	$16,697	$16,532	$35,010

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$228,889	$223,644	$5,245	$353,105	$341,008	$12,097
Loans	$309,628	$335,311	$(25,683)	$345,634	$335,058	$10,576

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three and six months ended June 30, 2022, the Company recorded net increase in fair value of $4.2 million and decrease of $6.9 million, respectively. For the three and six months ended June 30, 2021, the Company recorded a net increase in fair value of $10.6 million and decrease of $9.0 million, respectively.

Certain residential mortgage loans were initially originated for sale and measured at fair value; after origination, the loans were transferred to loans held for investment. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income. For the three and six months ended June 30, 2022, the Company recorded net decreases in fair value of $15.2 million and $36.3 million, as compared to a net increase in fair value of $2.8 million for the three and six months ended June 30, 2021, respectively.

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

We make forward-looking statements about the proposed transaction between us and Columbia Banking System, Inc.; LIBOR; derivatives and hedging; the results and performance of models and economic forecasts used in our calculation of the ACL; projected sources of funds and the Company's liquidity position; our securities portfolio; loan sales; adequacy of our ACL, including the reserve for unfunded commitments; provision for credit losses; non-performing loans and future losses; performance of troubled debt restructurings; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; mortgage volumes and the impact of rate changes; the economic environment; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including MSR values and sensitivity analyses; tax rates; deposit pricing; and the effect of accounting pronouncements and changes in accounting methodology.

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
•uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve or the effects of any declines in housing and commercial real estate prices, high or increasing unemployment rates, inflation, or any slowdown in economic growth particularly in the western United States;
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

On October 12, 2021, we announced that we and Columbia, the parent company of Columbia State Bank, entered into a definitive agreement under which the companies will join together in an all-stock combination. Once the transaction is completed, the combined organization will be a leading West Coast franchise with more than $50 billion in assets. The transaction is expected to close in the third quarter of 2022, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals.

Item 303 of Regulation S-K allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. Umpqua has elected to compare our results for the three months ended June 30, 2022 and March 31, 2022, where applicable, throughout this Management's Discussion and Analysis.

Executive Overview

The following is a discussion of our results for the three and six months ended June 30, 2022, as compared to the applicable prior periods.

Financial Performance

•Earnings per diluted common share was $0.36 for the three months ended June 30, 2022, as compared to $0.42 for the three months ended March 31, 2022. Earnings per diluted common share was $0.78 for the six months ended June 30, 2022, as compared to a net income per diluted common share of $1.01 for the six months ended June 30, 2021. The decrease for the three and six months ended June 30, 2022, as compared to the prior periods, was primarily driven by a decrease in non-interest income due to a decline in residential mortgage banking revenue and a decrease in the fair value of certain loans held for investment, as well as an increase in the provision for credit losses. The decrease was offset slightly by an increase in net interest income due to the rising interest rate environment.

•Net interest margin, on a tax equivalent basis, was 3.41% for the three months ended June 30, 2022, as compared to 3.14% for the three months ended March 31, 2022. Net interest margin, on a tax equivalent basis, was 3.28% for the six months ended June 30, 2022, as compared to 3.19% for the six months ended June 30, 2021. The increase for the three months ended June 30, 2022, was due to a higher mix of loans as a percentage of earning assets as well as an increase in individual category earning asset yields given upward interest rate movements. The increase in net interest margin for the six months ended June 30, 2022, primarily resulted from the decline in deposit costs.

•Residential mortgage banking revenue was $30.5 million for the three months ended June 30, 2022, as compared to $60.8 million for the three months ended March 31, 2022. Residential mortgage banking revenue was $91.3 million for the six months ended June 30, 2022, as compared to $109.5 million for the six months ended June 30, 2021. The variance for the three and six months ended June 30, 2022 as compared to prior periods, was primarily due to lower origination and sale revenue and changes in the fair value of the MSR assets, due to rising long term interest rates.

•For-sale mortgage closed loan volume decreased by 11% for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022. For-sale mortgage closed loan volume also decreased 58% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The gain on sale margin increased to 2.62% for the three months ended June 30, 2022, as compared to 2.59% for the three months ended March 31, 2022. For the six months ended June 30, 2022, the gain on sale margin decreased to 2.61%, as compared to 3.60% for the six months ended June 30, 2021. The lower gain on sale margin for the six months ended June 30, 2022 as compared to the prior period reflects the adverse impact from rising rates on the pipeline.

•Total loans and leases were $24.4 billion as of June 30, 2022, an increase of $1.9 billion, as compared to December 31, 2021. The increase in total loans is primarily due to an increase in the commercial real estate balances of $1.0 billion, primarily within multifamily lending, and an increase in residential real estate balances of $869.7 million.

•Total deposits were $26.1 billion as of June 30, 2022, a decrease of $462.3 million, compared to December 31, 2021. The decline was due to lower balances in money market and time deposits, offset partially by increases in non-interest demand and savings deposits.

•Total consolidated assets were $30.1 billion and $30.6 billion as of June 30, 2022 and December 31, 2021, with the decline due to the decrease in cash and cash equivalents and available for sale securities, offset by the growth in loans.

Credit Quality

•Non-performing assets decreased to $45.9 million, or 0.15% of total assets, as of June 30, 2022, compared to $53.1 million, or 0.17% of total assets, as of December 31, 2021. Non-performing loans and leases were $44.0 million, or 0.18% of total loans and leases, as of June 30, 2022, compared to $51.2 million, or 0.23% of total loans and leases, as of December 31, 2021.

•The allowance for credit losses was $273.9 million as of June 30, 2022, an increase of $12.8 million compared to December 31, 2021. The increase in the allowance for credit losses is due to the growth of the loan portfolio, as well as changes in the economic forecasts used in the credit models.

•The Company had a provision for credit losses of $18.7 million and $23.5 million for the three and six months ended June 30, 2022, respectively. This compares to a provision for credit losses of $4.8 million for the three months ended March 31, 2022. For the six months ended June 30, 2021, there was a recapture of provision for credit losses of $23.0 million. The provision for credit losses in the current periods was due to allowance requirements for new loan generation, loan mix changes, and changes to the economic forecasts used in credit models.

Liquidity

•Total cash and cash equivalents was $1.0 billion as of June 30, 2022, a decrease of $1.8 billion from December 31, 2021. The decrease in cash and cash equivalents is due primarily to an increase in loan balances and a decrease in deposits for the period.

Capital and Growth Initiatives

•In October 2021, Umpqua and Columbia announced their entering into the Merger Agreement under which the two companies will combine in an all-stock transaction, which is expected to close in the third quarter of 2022, pending the receipt of regulatory approvals.

•The Company's total risk-based capital ratio was 13.5% and its Tier 1 common to risk-based assets ratio was 11.0% as of June 30, 2022. As of December 31, 2021, the Company's total risk-based capital ratio was 14.3% and its Tier 1 common to risk-based assets ratio was 11.6%.

•The Company paid quarterly cash dividends of $0.21 per common share to shareholders on May 27, 2022. In addition, the Company declared a quarterly cash dividend of $0.21 per common share on July 20, 2022, payable August 15, 2022, to shareholders of record as of August 1, 2022.

Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of the Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022. The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry, in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the ACL estimate is important to the portrayal of the Company's financial condition and results of operations and requires difficult, subjective or complex judgments. There have been no material changes in the ACL estimate methodology during the six months ended June 30, 2022.

Results of Operations

The Company reports two segments: Core Banking and Mortgage Banking, which aligns with how we manage the profitability of the Company and also provides greater transparency into the financial contribution of mortgage banking activities.

The Core Banking segment includes all lines of business, except Mortgage Banking, including commercial, retail, private banking, as well as the operations, technology, and administrative functions of the Bank and Holding Company. The Mortgage Banking segment includes the revenue earned from the production and sale of residential real estate loans, the servicing income from our serviced loan portfolio, the quarterly changes in the MSR asset, and the specific expenses that are related to mortgage banking activities including variable commission expenses. Revenue and related expenses related to residential real estate loans held for investment are included in the Core Banking segment as portfolio loans are an anchor product for our consumer and wealth channels and are originated through a variety of channels throughout the Company.

The Core Banking segment had net income of $72.5 million for the three months ended June 30, 2022, compared to net income of $62.9 million for the three months ended March 31, 2022. The increase in net income is mainly attributable to an increase in net interest income and non-interest income, partially offset by an increase in the provision for credit losses. For the six months ended June 30, 2022, the Core Banking segment had net income of $135.4 million, a decrease of $60.1 million, as compared to the same period in the prior year, mainly attributable to a decrease in non-interest income, an increase in the provision for credit losses, and the change in fair value of certain residential real estate loans held for investment, partially offset by an increase in net interest income.

The Mortgage Banking segment had net income of $6.1 million for the three months ended June 30, 2022, compared to net income of $28.3 million for the three months ended March 31, 2022. The decrease in net income for the three months ended June 30, 2022 for the Mortgage Banking segment, compared to the three months ended March 31, 2022, is attributable to a decrease in non-interest income due to the lower increase in the valuation of the MSR asset. The increase in net income of $6.0 million for the Mortgage Banking segment for the six months ended June 30, 2022, compared to the same period of the prior year, was primarily due to a decrease in non-interest expense, which is due to decreased incentives as originations have slowed due to the rising interest rates, and a fair value gain due to an increase in the fair value of the MSR asset in the higher rate environment. These changes were offset by lower revenue from the origination and sale of residential mortgages given lower volumes and gain on sale margins.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three months ended June 30, 2022 and March 31, 2022, respectively, as well as the six months ended June 30, 2022 and 2021. For each period presented, the table includes the calculated ratios based on reported net income. To the extent return on average common shareholders' equity is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and other intangible assets, net (excluding MSR). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Return on average assets	1.04%	1.21%	1.12%	1.52%
Return on average common shareholders' equity	12.20%	13.62%	12.92%	16.80%
Return on average tangible common shareholders' equity	12.23%	13.66%	12.96%	16.89%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$2,584,836	$2,715,059	$2,649,406	$2,687,510
Less: average goodwill and other intangible assets, net	(7,379)	(8,407)	(7,890)	(14,098)
Average tangible common shareholders' equity	$2,577,457	$2,706,652	$2,641,516	$2,673,412

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Total shareholders' equity	$2,518,276	$2,749,270
Subtract:
Other intangible assets, net	6,789	8,840
Tangible common shareholders' equity	$2,511,487	$2,740,430
Total assets	$30,135,694	$30,640,936
Subtract:
Other intangible assets, net	6,789	8,840
Tangible assets	$30,128,905	$30,632,096
Tangible common equity ratio	8.34%	8.95%

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

Net Interest Income

Net interest income for the three months ended June 30, 2022 was $248.2 million, an increase of $19.4 million compared to the three months ended March 31, 2022. The increase for the three months ended June 30, 2022 compared to the prior quarter was driven by a $20.3 million increase in the total interest and fees on loans and leases, as the Company deployed cash to fund loan growth, and due to assets repricing higher in the rising rate environment. Net interest income for the six months ended June 30, 2022 was $476.9 million, an increase of $25.7 million compared to the six months ended June 30, 2021. The increase for the six months ended June 30, 2022 was also due to higher loan interest income from increasing rates and loan volume, offset by the decline in PPP-related income.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.41% for the three months ended June 30, 2022, as compared to 3.14% for the three months ended March 31, 2022. The net interest margin on a fully tax equivalent basis was 3.28% for the six months ended June 30, 2022, as compared to 3.19% for the six months ended June 30, 2021. The increase in net interest margin for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022, primarily resulted from an increase in the average yields on interest-earning assets, due to a higher mix of loans as a percentage of earning assets as well as an increase in individual category earning asset yields given upward interest rate movements. The increase in net interest margin for the six months ended June 30, 2022, primarily resulted from the decline in deposit costs, due to lower rates and fewer time deposits as compared to the prior period.

The yield on loans and leases for the three months ended June 30, 2022 increased by 15 basis points as compared to the three months ended March 31, 2022, primarily attributable to an increase in the volume of loans and leases and the favorable impact of higher interest rates. The yield on loans and leases for the six months ended June 30, 2022 decreased by 15 basis points as compared to the same period in 2021, primarily attributable to a decline of PPP-related fee accretion in addition to an increase in the average loan and lease balances originated or repriced in a lower rate environment.

The cost of interest-bearing liabilities for the three months ended June 30, 2022 increased by 2 basis points compared to the three months ended March 31, 2022, due primarily to rising interest rates. The cost of interest-bearing liabilities decreased by 14 basis points for the six months ended June 30, 2022, as compared to the same period in 2021, due to the Company's strategy of divesting higher cost borrowings, as well as the deposit pricing strategy that was in place during the period. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended June 30, 2022 and March 31, 2022, as well as the six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended
	June 30, 2022			March 31, 2022
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$264,320	$2,742	4.15%	$286,307	$2,262	3.16%
Loans and leases (1)	23,550,796	231,932	3.94%	22,566,109	212,142	3.79%
Taxable securities	3,410,091	17,340	2.03%	3,659,145	18,811	2.06%
Non-taxable securities (2)	220,327	1,721	3.13%	234,186	1,726	2.95%
Temporary investments and interest-bearing cash	1,663,454	2,919	0.70%	2,618,528	1,353	0.21%
Total interest-earning assets	29,108,988	$256,654	3.53%	29,364,275	$236,294	3.24%
Other assets	1,247,915			1,233,138
Total assets	$30,356,903			$30,597,413
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$3,896,553	$610	0.06%	$3,812,173	$498	0.05%
Money market deposits	7,366,987	1,717	0.09%	7,640,810	1,408	0.07%
Savings deposits	2,426,124	199	0.03%	2,405,958	205	0.03%
Time deposits	1,618,394	1,489	0.37%	1,753,880	1,805	0.42%
Total interest-bearing deposits	15,308,058	4,015	0.11%	15,612,821	3,916	0.10%
Repurchase agreements and federal funds purchased	512,641	66	0.05%	486,542	63	0.05%
Borrowings	6,273	50	3.21%	6,313	49	3.16%
Junior subordinated debentures	393,964	4,001	4.07%	380,985	3,149	3.35%
Total interest-bearing liabilities	16,220,936	$8,132	0.20%	16,486,661	$7,177	0.18%
Non-interest-bearing deposits	11,086,376			11,007,034
Other liabilities	464,755			388,659
Total liabilities	27,772,067			27,882,354
Common equity	2,584,836			2,715,059
Total liabilities and shareholders' equity	$30,356,903			$30,597,413
NET INTEREST INCOME		$248,522			$229,117
NET INTEREST SPREAD			3.33%			3.06%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.41%			3.14%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $352,000 for the three months ended June 30, 2022, as compared to approximately $354,000 for the three months ended March 31, 2022.

	Six Months Ended
	June 30, 2022			June 30, 2021
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$275,253	$5,004	3.64%	$585,611	$8,570	2.93%
Loans and leases (1)	23,061,173	444,074	3.86%	21,867,678	436,041	4.01%
Taxable securities	3,533,930	36,151	2.05%	3,079,065	28,734	1.87%
Non-taxable securities (2)	227,218	3,447	3.03%	249,996	3,779	3.02%
Temporary investments and interest bearing cash	2,138,352	4,272	0.40%	2,660,435	1,398	0.11%
Total interest-earning assets	29,235,926	$492,948	3.38%	28,442,785	$478,522	3.38%
Other assets	1,240,386			1,333,577
Total assets	$30,476,312			$29,776,362
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$3,854,596	$1,108	0.06%	$3,256,085	$873	0.05%
Money market deposits	7,503,142	3,125	0.08%	7,488,195	3,024	0.08%
Savings deposits	2,416,096	404	0.03%	2,085,874	317	0.03%
Time deposits	1,685,763	3,294	0.39%	2,491,169	13,480	1.09%
Total interest-bearing deposits	15,459,597	7,931	0.10%	15,321,323	17,694	0.23%
Repurchase agreements and federal funds purchased	499,664	129	0.05%	418,538	144	0.07%
Borrowings	6,293	99	3.18%	375,977	2,638	1.41%
Junior subordinated debentures	387,510	7,150	3.72%	356,715	6,094	3.44%
Total interest-bearing liabilities	16,353,064	$15,309	0.19%	16,472,553	$26,570	0.33%
Non-interest-bearing deposits	11,046,925			10,241,863
Other liabilities	426,917			374,436
Total liabilities	27,826,906			27,088,852
Common equity	2,649,406			2,687,510
Total liabilities and shareholders' equity	$30,476,312			$29,776,362
NET INTEREST INCOME		$477,639			$451,952
NET INTEREST SPREAD			3.19%			3.05%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.28%			3.19%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $706,000 for the six months ended June 30, 2022, as compared to approximately $758,000 for the same period in 2021.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended June 30, 2022 as compared to three months ended March 31, 2022, as well as the six months ended June 30, 2022 and 2021, respectively. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended
	June 30, 2022 compared to March 31, 2022
	Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(181)	$661	$480
Loans and leases	10,342	9,448	19,790
Taxable securities	(1,267)	(204)	(1,471)
Non-taxable securities (1)	(104)	99	(5)
Temporary investments and interest-bearing cash	(645)	2,211	1,566
Total interest-earning assets (1)	8,145	12,215	20,360
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	12	100	112
Money market deposits	(50)	359	309
Savings deposits	2	(8)	(6)
Time deposits	(126)	(190)	(316)
Repurchase agreements	4	(1)	3
Borrowings	—	1	1
Junior subordinated debentures	116	736	852
Total interest-bearing liabilities	(42)	997	955
Net increase in net interest income (1)	$8,187	$11,218	$19,405
(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

	Six Months Ended
	June 30, 2022 compared to June 30, 2021
	Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(5,273)	$1,707	$(3,566)
Loans and leases	23,596	(15,563)	8,033
Taxable securities	4,497	2,920	7,417
Non-taxable securities (1)	(345)	13	(332)
Temporary investments and interest-bearing cash	(325)	3,199	2,874
Total interest-earning assets (1)	22,150	(7,724)	14,426
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	169	66	235
Money market deposits	6	95	101
Savings deposits	53	34	87
Time deposits	(3,423)	(6,763)	(10,186)
Repurchase agreements	25	(40)	(15)
Borrowings	(4,022)	1,483	(2,539)
Junior subordinated debentures	548	508	1,056
Total interest-bearing liabilities	(6,644)	(4,617)	(11,261)
Net increase (decrease) in net interest income (1)	$28,794	$(3,107)	$25,687
(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

Provision for Credit Losses

The Company had a $18.7 million provision for credit losses for the three months ended June 30, 2022, as compared to a $4.8 million provision for credit losses for the three months ended March 31, 2022. The Company had a $23.5 million provision for credit losses for the six months ended June 30, 2022, as compared to a recapture of provision for credit losses of $23.0 million for the six months ended June 30, 2021. The June 30, 2022 provision reflects allowance requirements for new loan generation and loan mix changes, and changes between economic forecasts used in credit models. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended June 30, 2022 was 0.32% as compared to 0.09% for the three months ended March 31, 2022. As an annualized percentage of average outstanding loans and leases, the provision (recapture) for credit losses recorded for the six months ended June 30, 2022 was 0.21%, compared to (0.21)% for the six months ended June 30, 2021.

For the three months ended June 30, 2022, net charge-offs were $6.2 million, as compared to $5.5 million for the three months ended March 31, 2022. For the six months ended June 30, 2022, net charge-offs were $11.8 million, as compared to $31.3 million for the six months ended June 30, 2021. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended June 30, 2022 were 0.11%, as compared to 0.10% for the three months ended March 31, 2022. As an annualized percentage of average outstanding loans and leases, net charge-offs for the six months ended June 30, 2022 were 0.10%, as compared to 0.29% for the six months ended June 30, 2021. The majority of net charge-offs relate to leases and equipment finance loans, included within the commercial loan portfolio.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. The non-accrual leases and equipment finance agreements of $8.6 million as of June 30, 2022 have a related allowance for credit losses of $7.0 million, with the remaining loans written-down to the estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

The following table presents the key components of non-interest income for the three months ended June 30, 2022, compared to the three months ended March 31, 2022, as well as the comparison of the six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
(in thousands)	June 30, 2022	March 31, 2022	Change Amount	Change Percent	June 30, 2022	June 30, 2021	Change Amount	Change Percent
Service charges on deposits	$12,011	$11,583	$428	4%	$23,594	$19,957	$3,637	18%
Card-based fees	10,530	8,708	1,822	21%	19,238	17,648	1,590	9%
Brokerage revenue	27	11	16	145%	38	5,050	(5,012)	(99)%
Residential mortgage banking revenue, net	30,544	60,786	(30,242)	(50)%	91,330	109,476	(18,146)	(17)%
Gain on sale of debt securities, net	—	2	(2)	(100)%	2	4	(2)	(50)%
Loss on equity securities, net	(2,075)	(2,661)	586	(22)%	(4,736)	(702)	(4,034)	575%
Gain on loan and lease sales, net	1,303	2,337	(1,034)	(44)%	3,640	6,691	(3,051)	(46)%
Bank owned life insurance income	2,110	2,087	23	1%	4,197	4,163	34	1%
Other income (losses)	785	(2,884)	3,669	(127)%	(2,099)	37,588	(39,687)	(106)%
Total non-interest income	$55,235	$79,969	$(24,734)	(31)%	$135,204	$199,875	$(64,671)	(32)%

Brokerage revenue decreased for the six months ended June 30, 2022 as compared to the same period of the prior year, due to the sale of Umpqua Investments, Inc. in April 2021.

Other income (losses) for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022 increased primarily due to a loss on the fair value on certain loans held for investment decreasing by $5.8 million, as compared to the prior quarter. This was offset by a decrease in swap customer fee revenue for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022 of $3.4 million and $4.9 million, respectively. For the six months ended June 30, 2022, the decrease was primarily attributable to a loss on the fair value on certain loans held for investment of $36.3 million, as compared to a gain of $2.3 million for the six months ended June 30, 2021. Additionally, a one-time gain on the sale of Umpqua Investments, Inc. of $4.5 million was recorded for the six months ended June 30, 2021 that was not repeated in the current period. This was partially offset by the change in the swap derivative gain of $7.1 million as compared to the prior period.

Residential mortgage banking revenue, which is the primary source of income for the Mortgage Banking segment, decreased as compared to comparison periods. The variance for the three and six months ended June 30, 2022, as compared to prior periods was attributable to lower origination and sales revenue and changes in the fair value of the MSR asset, due to rising long-term interest rates. The gain on the fair value of the MSR asset was $5.9 million for the three months ended June 30, 2022, compared to a gain of $34.8 million for the three months ended March 31, 2022. The gain on the fair value of the MSR asset was $40.7 million for the six months ended June 30, 2022, compared to a loss of $12.6 million for the six months ended June 30, 2021. Revenue related to origination and sale of residential mortgages decreased by $1.7 million and $71.9 million for the three and six months ended June 30, 2022, respectively, as compared to the three months ended March 31, 2022 and the six months ended June 30, 2021.

For-sale mortgage closed loan volume for the three months ended June 30, 2022, decreased 11%, as compared to the three months ended March 31, 2022. In addition, the gain on sale margin increased to 2.62% for the three months ended June 30, 2022, as compared to 2.59% for the three months ended March 31, 2022. For the six months ended June 30, 2022, for-sale mortgage closed loan volume decreased 58% compared to the six months ended June 30, 2021. Additionally, gain on sale margin decreased to 2.61% for the six months ended June 30, 2022, as compared to 3.60% for the six months ended June 30, 2021.

Origination volume is generally linked to the level of interest rates. When rates fall, origination volume would be expected to be elevated relative to historical levels. When rates rise, origination volume would be expected to decline. The MSR asset value is also sensitive to interest rates, and generally falls with lower rates and rises with higher rates, resulting in fair value losses and gains, respectively, due to changes in valuation inputs or assumptions, where applicable.

The following table presents our residential mortgage banking revenue for the three months ended June 30, 2022 and March 31, 2022, as well as the six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Origination and sale	$15,101	$16,844	$31,945	$103,872
Servicing	9,505	9,140	18,645	18,207
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	(4,961)	(5,347)	(10,308)	(8,911)
Changes in valuation inputs or assumptions (1)	10,899	40,149	51,048	(3,692)
Residential mortgage banking revenue, net	$30,544	$60,786	$91,330	$109,476

Loans Held for Sale Production Statistics:
Closed loan volume for-sale	$576,532	$649,122	$1,225,654	$2,888,555
Gain on sale margin	2.62%	2.59%	2.61%	3.60%
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Non-Interest Expense

The following table presents the key elements of non-interest expense for the three months ended June 30, 2022 and March 31, 2022, as well as the six months ended June 30, 2022 and 2021.

	Three Months Ended				Six Months Ended
(in thousands)	June 30, 2022	March 31, 2022	Change Amount	Change Percent	June 30, 2022	June 30, 2021	Change Amount	Change Percent
Salaries and employee benefits	$110,942	$113,138	$(2,196)	(2)%	$224,080	$245,707	$(21,627)	(9)%
Occupancy and equipment, net	34,559	34,829	(270)	(1)%	69,388	69,292	96	—%
Communications	2,585	2,754	(169)	(6)%	5,339	5,767	(428)	(7)%
Marketing	1,649	2,398	(749)	(31)%	4,047	3,426	621	18%
Services	14,402	11,337	3,065	27%	25,739	24,262	1,477	6%
FDIC assessments	2,954	4,516	(1,562)	(35)%	7,470	4,206	3,264	78%
Intangible amortization	1,026	1,025	1	—%	2,051	2,260	(209)	(9)%
Merger related expenses	2,672	2,278	394	17%	4,950	—	4,950	nm
Other expenses	8,785	10,155	(1,370)	(13)%	18,940	22,072	(3,132)	(14)%
Total non-interest expense	$179,574	$182,430	$(2,856)	(2)%	$362,004	$376,992	$(14,988)	(4)%
nm = Not meaningful

Salaries and employee benefits decreased for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to a decrease in incentive pay during the period, due to increasing rates suppressing demand for mortgage products.

Merger related expenses, related to the proposed merger with Columbia, increased due to additional consulting and legal costs incurred. The merger is expected to close in the third quarter of 2022, pending receipt of regulatory approvals.

Other expenses decreased, as compared to prior periods, due to a decrease in exit and disposal costs of $2.5 million and $2.6 million for the three and six months ended June 30, 2022, respectively. The prior elevated levels of exit and disposal costs was due to store consolidations and back-office lease exits as part of the Next Gen 2.0 strategy.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents were $1.0 billion as of June 30, 2022, compared to $2.8 billion as of December 31, 2021. The decrease of interest-bearing cash and temporary investments reflects strong loan portfolio growth of $1.9 billion and a decrease in deposits of $462.3 million in the period

Investment Securities

Investment debt securities available for sale were $3.4 billion as of June 30, 2022, compared to $3.9 billion at December 31, 2021. The decrease was due to a decrease of $389.4 million in fair value of investment securities available for sale, due to the increase in rates during the period, as well as sales and paydowns of $236.1 million, offset partially by purchases of $175.7 million of investment securities.

The following tables present the available for sale and held to maturity investment debt securities portfolio by major type as of June 30, 2022 and December 31, 2021:

	Investment Securities Available for Sale
	June 30, 2022		December 31, 2021
(dollars in thousands)	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$872,875	26%	$918,053	24%
Obligations of states and political subdivisions	292,108	8%	330,784	8%
Mortgage-backed securities and collateralized mortgage obligations	2,251,724	66%	2,621,598	68%
Total available for sale securities	$3,416,707	100%	$3,870,435	100%

	Investment Securities Held to Maturity
	June 30, 2022		December 31, 2021
(dollars in thousands)	Amortized Cost	%	Amortized Cost	%
Mortgage-backed securities and collateralized mortgage obligations	$2,637	100%	$2,744	100%
Total held to maturity securities	$2,637	100%	$2,744	100%

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

Gross unrealized losses in the available for sale investment portfolio were $384.3 million as of June 30, 2022. This consisted primarily of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of $297.8 million. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no ACL was considered necessary on these debt securities as of June 30, 2022.

Loans and Leases

Total loans and leases outstanding as of June 30, 2022 were $24.4 billion, an increase of $1.9 billion as compared to December 31, 2021. The increase is attributable to new loan and lease originations, with the majority being in multifamily and residential mortgage loans. The loan to deposit ratio as of June 30, 2022 is 93%, as compared to 85% as of December 31, 2021.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term, net	$3,798,242	15%	$3,786,887	17%
Owner occupied term, net	2,497,553	10%	2,332,422	10%
Multifamily, net	4,768,273	20%	4,051,202	18%
Construction & development, net	1,017,297	4%	890,338	4%
Residential development, net	194,909	1%	206,990	1%
Commercial
Term, net	2,904,861	12%	3,008,473	13%
Lines of credit & other, net	920,604	4%	910,733	4%
Leases & equipment finance, net	1,576,144	6%	1,467,676	7%
Residential
Mortgage, net	5,168,457	21%	4,517,266	20%
Home equity loans & lines, net	1,415,722	6%	1,197,170	5%
Consumer & other, net	170,616	1%	184,023	1%
Total, net of deferred fees and costs	$24,432,678	100%	$22,553,180	100%

Asset Quality and Non-Performing Assets

The following table summarizes our non-performing assets, TDR loans, the ACL and asset quality ratios as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Loans and leases on non-accrual status
Commercial real estate, net	$5,514	$5,767
Commercial, net	12,645	13,098
Residential, net	—	—
Consumer & other, net	—	—
Total loans and leases on non-accrual status	18,159	18,865
Loans and leases past due 90 days or more and accruing
Commercial real estate, net	23	1
Commercial, net	3,311	4,160
Residential, net	22,340	27,981
Consumer & other, net	196	194
Total loans and leases past due 90 days or more and accruing	25,870	32,336
Total non-performing loans and leases	44,029	51,201
Other real estate owned	1,868	1,868
Total non-performing assets	$45,897	$53,069
Restructured loans (1)	$7,631	$6,694
Allowance for credit losses on loans and leases	$261,111	$248,412
Reserve for unfunded commitments	12,823	12,767
Allowance for credit losses	$273,934	$261,179
Asset quality ratios:
Non-performing assets to total assets	0.15%	0.17%
Non-performing loans and leases to total loans and leases	0.18%	0.23%
Allowance for credit losses on loans and leases to total loans and leases	1.07%	1.10%
Allowance for credit losses to total loans and leases	1.12%	1.16%
Allowance for credit losses to total non-performing loans and leases	622%	510%
(1)Represents accruing TDR loans performing according to their restructured terms.

A decline in the economic conditions and other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured or transferred to other real estate owned in the future.

Allowance for Credit Losses

The ACL totaled $273.9 million at June 30, 2022, an increase of $12.8 million from December 31, 2021. The following table shows the activity in the ACL for the three months ended June 30, 2022 and March 31, 2022, as well as the six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Allowance for credit losses on loans and leases
Balance, beginning of period	$248,564	$248,412	$248,412	$328,401
Provision (recapture) for credit losses on loans and leases	18,787	5,696	24,483	(17,249)
Charge-offs
Commercial real estate, net	(8)	—	(8)	(170)
Commercial, net	(9,035)	(7,858)	(16,893)	(35,707)
Residential, net	—	(167)	(167)	(70)
Consumer & other, net	(836)	(885)	(1,721)	(2,047)
Total charge-offs	(9,879)	(8,910)	(18,789)	(37,994)
Recoveries
Commercial real estate, net	73	25	98	469
Commercial, net	2,934	2,545	5,479	4,772
Residential, net	216	173	389	317
Consumer & other, net	416	623	1,039	1,171
Total recoveries	3,639	3,366	7,005	6,729
Net (charge-offs) recoveries
Commercial real estate, net	65	25	90	299
Commercial, net	(6,101)	(5,313)	(11,414)	(30,935)
Residential, net	216	6	222	247
Consumer & other, net	(420)	(262)	(682)	(876)
Total net charge-offs	(6,240)	(5,544)	(11,784)	(31,265)
Balance, end of period	$261,111	$248,564	$261,111	$279,887
Reserve for unfunded commitments
Balance, beginning of period	$12,918	$12,767	$12,767	$20,286
(Recapture) provision for credit losses on unfunded commitments	(95)	151	56	(5,747)
Balance, end of period	12,823	12,918	12,823	14,539
Total allowance for credit losses	$273,934	$261,482	$273,934	$294,426
As a percentage of average loans and leases (annualized):
Net charge-offs	0.11%	0.10%	0.10%	0.29%
Provision (recapture) for credit losses	0.32%	0.09%	0.21%	(0.21)%
Recoveries as a percentage of charge-offs	36.84%	37.78%	37.28%	17.71%

The provision for credit losses includes the provision (recapture) for loan and lease losses and the (recapture) provision for unfunded commitments. The increase in the provision is due to organic loan growth as well as updates to the economic forecasts used in credit models.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans in each category to total loans and leases as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$88,983	50%	$99,075	50%
Commercial	131,455	22%	117,573	24%
Residential	36,586	27%	29,068	25%
Consumer & other	4,087	1%	2,696	1%
Allowance for credit losses on loans and leases	$261,111		$248,412

The following table shows the change in the allowance for credit losses from March 31, 2022 to June 30, 2022:

(dollars in thousands)	March 31, 2022	Q2 2022 net (charge-offs) recoveries	Reserve build/(release)	June 30, 2022	% of Loan and Leases Outstanding
Commercial real estate	$100,376	$65	$(4,107)	$96,334	0.78%
Commercial	122,692	(6,101)	17,096	133,687	2.47%
Residential	34,139	216	4,966	39,321	0.60%
Consumer & Other	4,275	(420)	737	4,592	2.69%
Total allowance for credit losses	$261,482	$(6,240)	$18,692	$273,934	1.12%
% of loans and leases outstanding	1.14%			1.12%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios. For the second quarter of 2022, the Bank used Moody's Analytics' May Consensus economic forecast. Key components include U.S. real GDP average annualized growth of 3.1% in 2022, decreasing to 2.3% in 2023, and 2.1% in 2024, as well as an average unemployment rate of 3.6% through 2024. The Federal Reserve Fed Funds Rate is expected to increase to 2.5% by the end of 2022 with an additional increase to 3.0% in 2023. The models for calculating the ACL are sensitive to changes in these and other economic variables, which could result in volatility as these assumptions change over time.

We believe that the ACL as of June 30, 2022 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

Residential Mortgage Servicing Rights

The following table presents the changes in our residential MSR portfolio for the three months ended June 30, 2022 and March 31, 2022, as well as the six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Balance, beginning of period	$165,807	$123,615	$123,615	$92,907
Additions for new MSR capitalized	7,813	7,390	15,203	22,395
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,961)	(5,347)	(10,308)	(8,911)
Changes due to valuation inputs or assumptions (1)	10,899	40,149	51,048	(3,692)
Balance, end of period	$179,558	$165,807	$179,558	$102,699
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our residential serviced loan portfolio as of June 30, 2022 and December 31, 2021 was as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Balance of loans serviced for others	$12,932,747	$12,755,671
MSR as a percentage of serviced loans	1.39%	0.97%

Residential MSR are adjusted to fair value quarterly with the change recorded in residential mortgage banking revenue. The value of servicing rights can fluctuate based on changes in interest rates and other factors. Generally, as interest rates decline and borrowers are able to take advantage of a refinance incentive, prepayments increase, and the total value of existing servicing rights declines as expectations of future servicing fee collections decline. Historically, the fair value of our residential MSR will increase as market rates for mortgage loans rise and decrease if market rates fall. Mortgage rates increased during the period and are expected to continue to rise, which has caused prepayment speeds to slow.

Due to changes to inputs in the valuation model including changes in discount rates and prepayment speeds, the fair value of the MSR asset increased by $10.9 million and $51.0 million for the three and six months ended June 30, 2022, as compared to an increase of $40.1 million for the three months ended March 31, 2022 and a decrease of $3.7 million for the six months ended June 30, 2021. The fair value of the MSR asset decreased by $5.0 million and $10.3 million, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three and six months ended June 30, 2022, as compared to a decrease of $5.3 million for the three months ended March 31, 2022 and $8.9 million for the six months ended June 30, 2021.

Deposits

Total deposits were $26.1 billion at June 30, 2022, a decrease of $462.3 million, as compared to December 31, 2021. The decrease is mainly attributable to a decline in money market and time deposits, offset by growth in non-interest demand and savings deposits.

The following table presents the deposit balances by category as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%
Non-interest bearing demand	$11,129,209	43%	$11,023,724	41%
Interest bearing demand	3,723,650	14%	3,774,937	14%
Money market	7,284,641	28%	7,611,718	29%
Savings	2,446,876	9%	2,375,723	9%
Time, greater than $250,000	368,997	1%	480,432	2%
Time, $250,000 or less	1,179,050	5%	1,328,151	5%
Total deposits	$26,132,423	100%	$26,594,685	100%

The Company's total core deposits, which are deposits less time deposits greater than $250,000 and all brokered deposits, were $25.6 billion at June 30, 2022, compared to $26.0 billion at December 31, 2021. The Company's brokered deposits totaled $143.9 million at June 30, 2022, compared to $149.9 million at December 31, 2021.

Borrowings

At June 30, 2022, the Bank had outstanding $528.0 million of securities sold under agreements to repurchase, an increase of $35.7 million from December 31, 2021. The Bank had outstanding borrowings consisting of advances from the FHLB of $6.3 million at June 30, 2022 and December 31, 2021. The remaining FHLB advance has a fixed interest rate of 7.10% and matures in 2030.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $409.2 million and $381.1 million at June 30, 2022 and December 31, 2021, respectively. The increase is mainly due to the $27.8 million change in fair value for the junior subordinated debentures elected to be carried at fair value, which is due to an increase in the implied forward curve resulting in increased cash flows, partially offset by an increase in the discount rate. As of June 30, 2022, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three-month LIBOR. These instruments mature after June 2023 and we anticipate they will be covered under pending federal legislation that will allow us to replace the LIBOR index with SOFR under a safe-harbor provision.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represented 5% of total deposits at June 30, 2022 and December 31, 2021. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $9.6 billion at June 30, 2022, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $1.1 billion, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at June 30, 2022. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $96.0 million of dividends paid by the Bank to the Company in the six months ended June 30, 2022. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. FDIC and Oregon Division of Financial Regulation approval is required for quarterly dividends from Umpqua Bank to the Company. Due to the Company's announcement of its pending merger with Columbia, Umpqua is restricted from paying quarterly cash dividends in excess of the current level and from repurchasing shares of Company common stock.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $580.5 million during the six months ended June 30, 2022, with the difference between cash provided by operating activities and net income consisting primarily of proceeds from the sale of loans held for sale of $1.3 billion, the decrease in other assets of $204.5 million, and the increase in other liabilities of $105.7 million, offset by originations of loans held for sale of $1.2 billion and the change in fair value of residential mortgage servicing rights carried at fair value of $40.7 million. This compares to net cash provided by operating activities of $286.4 million during the six months ended June 30, 2021, with the difference between cash provided by operating activities and net income consisting primarily of proceeds from the sale of loans held for sale of $3.0 billion, and the decrease in other assets of $49.3 million, offset by originations of loans held for sale of $2.9 billion and the gain on sale of loans of $87.8 million.

Net cash of $1.8 billion used in investing activities during the six months ended June 30, 2022, consisted principally of net change in loans of $1.9 billion and purchases of available for sale investment securities of $175.7 million, offset by proceeds from available for sale investment securities of $236.1 million and the proceeds from sales of loans and leases of $70.5 million. This compares to net cash of $655.2 million used in investing activities during the six months ended June 30, 2021, consisted principally of purchases of available for sale investment securities of $1.0 billion, and net loan originations of $213.1 million, offset by proceeds from available for sale investment securities of $409.0 million and the proceeds from sales of loans and leases of $140.0 million.

Net cash of $521.7 million used in financing activities during the six months ended June 30, 2022, primarily consisted of $462.3 million net decrease in deposits and $91.1 million of dividends paid on common stock, partially offset by the net increase in securities sold under agreements to repurchase of $35.7 million. This compares to net cash of $881.4 million provided by financing activities during the six months ended June 30, 2021, primarily consisted of $1.5 billion net increase in deposits and the net increase in securities sold under agreements to repurchase of $104.9 million, offset by $660.0 million repayment of borrowings and $92.6 million of dividends paid on common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2022, it is possible that our deposit balances may not be maintained at previous levels due to pricing pressure or customers' behavior in the current economic environment. In addition, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits. We may utilize borrowings or other funding sources, which are generally more costly than deposit funding, to support our liquidity levels.

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at June 30, 2022 was $2.5 billion. The decrease in shareholders' equity during the six months ended June 30, 2022 was principally due to the other comprehensive loss, net of tax, of $309.9 million and cash dividends paid of $91.5 million offset by net income of $169.7 million during the period.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. We cannot predict the extent of the economic decline that could result in inadequate earnings, regulatory restrictions and limitations, changes to our capital requirements, or a decision to increase capital by retention of earnings, that may result in the inability to pay dividends at previous levels, or at all. Umpqua agreed to refrain from paying quarterly cash dividends in excess of the then-current level ($0.21 per share) at the time we entered into the Merger Agreement.

On May 5, 2022, the Company declared a cash dividend in the amount of $0.21 per common share based on first quarter 2022 performance, which was paid on May 27, 2022. The Company also declared a quarterly cash dividend, based on second quarter 2022 performance, of $0.21 per common share on July 20, 2022, payable August 15, 2022, to shareholders of record as of August 1, 2022.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended June 30, 2022 and March 31, 2022, and the six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Dividend declared per common share	$0.21	$0.21	$0.42	$0.42
Dividend payout ratio	58%	50%	54%	42%

In July 2021, the Company announced that its Board of Directors approved a share repurchase program, which authorizes the Company to repurchase up to $400 million of common stock from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. As of June 30, 2022, the Company repurchased a total of $78.2 million in shares under the program, which expires on July 31, 2022. During the six months ended June 30, 2022, no shares were repurchased under the plan.

The Company halted repurchases, based on the announced merger with Columbia and in accordance with the Merger Agreement. The timing and amount of future repurchases would depend upon the market price for our common stock, securities laws restricting repurchases, asset growth, earnings, our capital plan, and bank or bank holding company regulatory approvals. In addition, our stock plans provide that award holders may pay for the exercise price and tax withholdings in part or entirely by tendering previously held shares.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel III at June 30, 2022 and December 31, 2021:

	Actual		For Capital Adequacy purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total Capital (to Risk Weighted Assets)
Consolidated	$3,525,647	13.54%	$2,082,648	8.00%	$2,603,310	10.00%
Umpqua Bank	$3,308,808	12.71%	$2,082,311	8.00%	$2,602,888	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$2,854,118	10.96%	$1,561,986	6.00%	$2,082,648	8.00%
Umpqua Bank	$3,088,278	11.86%	$1,561,733	6.00%	$2,082,311	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$2,854,118	10.96%	$1,171,490	4.50%	$1,692,152	6.50%
Umpqua Bank	$3,088,278	11.86%	$1,171,300	4.50%	$1,691,877	6.50%
Tier I Capital (to Average Assets)
Consolidated	$2,854,118	9.32%	$1,224,803	4.00%	$1,531,004	5.00%
Umpqua Bank	$3,088,278	10.08%	$1,225,002	4.00%	$1,531,252	5.00%
December 31, 2021
Total Capital (to Risk Weighted Assets)
Consolidated	$3,429,047	14.26%	$1,923,934	8.00%	$2,404,917	10.00%
Umpqua Bank	$3,085,848	12.83%	$1,924,015	8.00%	$2,405,019	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$2,785,794	11.58%	$1,442,950	6.00%	$1,923,934	8.00%
Umpqua Bank	$2,893,593	12.03%	$1,443,011	6.00%	$1,924,015	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$2,785,794	11.58%	$1,082,213	4.50%	$1,563,196	6.50%
Umpqua Bank	$2,893,593	12.03%	$1,082,258	4.50%	$1,563,262	6.50%
Tier I Capital (to Average Assets)
Consolidated	$2,785,794	9.01%	$1,236,265	4.00%	$1,545,331	5.00%
Umpqua Bank	$2,893,593	9.36%	$1,236,518	4.00%	$1,545,648	5.00%

In 2020, the federal bank regulatory authorities finalized a rule to provide banking organizations that implemented CECL in 2020 the option to delay the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. The Company elected this capital relief to delay the estimated regulatory capital impact of adopting CECL, relative to the incurred loss methodology's effect on regulatory capital. Currently, the Company is beginning to phase out the cumulative adjustment as calculated at the end of 2021, by adjusting it by 75% through 2022, 50% in 2023, and 25% in 2024.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2022 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2021. However due to the impact of increasing interest rates resulting from Federal Reserve monetary policy and programs to address inflationary pressures, the estimated impact on our net interest income over a one-year time horizon has shifted.

Interest Rate Simulation Impact on Net Interest Income

The following table presents interest rate simulations under different scenarios. Each simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. The scenarios presented are as of June 30, 2022, and December 31, 2021 and 2020:

	Q2 2022	2021	2020
Up 300 basis points	5.9%	9.7%	9.7%
Up 200 basis points	4.0%	6.3%	6.5%
Up 100 basis points	2.0%	3.0%	3.2%
Down 100 basis points	(4.2)%	(1.2)%	(1.8)%
Down 200 basis points	(7.9)%	(2.4)%	(2.9)%
Down 300 basis points	(9.9)%	(3.1)%	(3.3)%

As rates have increased in 2022, our asset sensitivity in an increasing rate environment has decreased and our sensitivity in a decreasing rate environment has increased as loans have moved off floors while interest bearing deposits have remained at a lower bound.

The short-term interest rate environment is primarily a function of the monetary policy of the Federal Reserve Board. The principal tools of the Federal Reserve for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and Federal agency securities, as well as the establishment of a short-term target rate. The Federal Reserve’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by the market's expectations for economic growth and inflation, but can also be influenced by Federal Reserve purchases and sales and expectations of monetary policy going forward.

Starting in March 2022, in response to persistent inflation, the FOMC raised the target range for the federal funds rate from 0.00% - 0.25% to a target range of 1.50% - 1.75% at June 30, 2022. Expectations are for the FOMC to continue increasing this target range until inflation is controlled and price stability is restored, and to that effect, on July 27, 2022, the FOMC raised the target range for the federal funds rate to 2.25% - 2.50%. Increases in the federal funds rate and the unwinding of its balance sheet could cause overall interest rates to rise, which may negatively impact the U.S. real estate markets and affect deposit growth and pricing. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

Item 4.             Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of June 30, 2022.

No change in internal control over financial reporting occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.      Legal Proceedings

The information required by this item is set forth in Part I, Item 1 under Note 6 Commitments and Contingencies—Legal Proceedings and Regulatory Matters.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2022:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares that May be Purchased at Period End under the Plan
04/01/22 - 04/30/22	—	$—	—	$321,797,719
05/01/22 - 05/31/22	3,599	$17.01	—	$321,797,719
06/01/22 - 06/30/22	668	$16.36	—	$321,797,719
Total for quarter	4,267	$16.91	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 4,267 shares to be issued upon vesting of restricted stock awards to pay withholding taxes. During the three months ended June 30, 2022, there were no shares repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)On July 21, 2021, the Company approved a share repurchase program, which authorizes the Company to repurchase up to $400 million of common stock from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. As of June 30, 2022, the Company repurchased a total of $78.2 million in shares under the program, which expires on July 31, 2022. The Company halted repurchases under the program with the announcement of the proposed merger with Columbia and as required under the Merger Agreement. The timing and amount of future repurchases will depend upon the market price for our common stock, laws and regulations restricting repurchases, asset growth, earnings, our capital plan and bank or bank holding company regulatory approvals.

Item 3.            Defaults upon Senior Securities

Not applicable

Item 4.            Mine Safety Disclosures

Not applicable

Item 5.            Other Information

Not applicable

Item 6.            Exhibits

Exhibit #	Description

2.1	(a) Agreement and Plan of Merger by and among Umpqua Holdings Corporation, Columbia Banking System, Inc, and Cascade Merger Sub, Inc..

3.1	(b) Restated Articles of Incorporation, as amended

3.2	(c) Bylaws, as amended

4.1	(d) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

(a)	Incorporated by reference to Exhibit 2.1 to Form 8-K filed October 15, 2021

(b)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 23, 2018

(c)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed March 24, 2020

(d)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	July 29, 2022	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	July 29, 2022	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/Chief Financial Officer and Principal Financial Officer

Dated	July 29, 2022	/s/ Lisa M. White
Lisa M. White Senior Vice President/Corporate Controller and Principal Accounting Officer