Form 10-Q
period 2022-09-30
UMPQUA HOLDINGS CORP
filed 2022-10-31
CIK 1077771

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended:	September 30, 2022
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Common stock, no par value: 217,053,322 shares outstanding as of October 27, 2022.

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

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements (unaudited)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except shares)	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks (restricted cash of $13,813 and $3,593)	$321,447	$222,015
Interest bearing cash and temporary investments (restricted cash of $13,410 and $400)	1,232,412	2,539,606
Total cash and cash equivalents	1,553,859	2,761,621
Investment securities
Equity and other, at fair value	72,277	81,214
Available for sale, at fair value	3,136,391	3,870,435
Held to maturity, at amortized cost	2,547	2,744
Loans held for sale, at fair value	148,275	353,105
Loans and leases (at fair value: $284,900 and $345,634)	25,507,951	22,553,180
Allowance for credit losses on loans and leases	(283,065)	(248,412)
Net loans and leases	25,224,886	22,304,768
Restricted equity securities	40,993	10,916
Premises and equipment, net	165,305	171,125
Operating lease right-of-use assets	81,729	82,366
Other intangible assets, net	5,764	8,840
Residential mortgage servicing rights, at fair value	196,177	123,615
Bank owned life insurance	329,699	327,745
Deferred tax asset, net	128,120	—
Other assets	385,938	542,442
Total assets	$31,471,960	$30,640,936
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$11,246,358	$11,023,724
Interest bearing	15,570,749	15,570,961
Total deposits	26,817,107	26,594,685
Securities sold under agreements to repurchase	383,569	492,247
Borrowings	756,214	6,329
Junior subordinated debentures, at fair value	325,744	293,081
Junior subordinated debentures, at amortized cost	87,870	88,041
Operating lease liabilities	95,512	95,427
Deferred tax liability, net	—	4,353
Other liabilities	588,430	317,503
Total liabilities	29,054,446	27,891,666
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2022 and 2021; issued and outstanding: 217,052,952 in 2022 and 216,625,506 in 2021	3,448,007	3,444,849
Accumulated deficit	(580,933)	(697,338)
Accumulated other comprehensive (loss) income	(449,560)	1,759
Total shareholders' equity	2,417,514	2,749,270
Total liabilities and shareholders' equity	$31,471,960	$30,640,936

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
INTEREST INCOME
Interest and fees on loans and leases	$278,830	$224,403	$727,908	$669,014
Interest and dividends on investment securities:
Taxable	18,175	16,102	54,156	43,833
Exempt from federal income tax	1,322	1,470	4,063	4,491
Dividends	86	213	256	1,216
Interest on temporary investments and interest bearing deposits	5,115	1,237	9,387	2,635
Total interest income	303,528	243,425	795,770	721,189
INTEREST EXPENSE
Interest on deposits	9,090	5,100	17,021	22,794
Interest on securities sold under agreement to repurchase and federal funds purchased	545	88	674	232
Interest on borrowings	798	149	897	2,787
Interest on junior subordinated debentures	5,491	3,014	12,641	9,108
Total interest expense	15,924	8,351	31,233	34,921
Net interest income	287,604	235,074	764,537	686,268
PROVISION (RECAPTURE) FOR CREDIT LOSSES	27,572	(18,919)	51,068	(41,915)
Net interest income after provision (recapture) for credit losses	260,032	253,993	713,469	728,183
NON-INTEREST INCOME
Service charges on deposits	12,632	10,941	36,226	30,898
Card-based fees	9,115	9,111	28,353	26,759
Brokerage revenue	27	31	65	5,081
Residential mortgage banking revenue, net	17,341	34,150	108,671	143,626
Gain on sale of debt securities, net	—	—	2	4
Loss on equity securities, net	(2,647)	(343)	(7,383)	(1,045)
Gain on loan and lease sales, net	1,525	4,208	5,165	10,899
Bank owned life insurance income	2,023	2,038	6,220	6,201
Other (losses) income	(10,571)	13,569	(12,670)	51,157
Total non-interest income	29,445	73,705	164,649	273,580
NON-INTEREST EXPENSE
Salaries and employee benefits	109,164	117,636	333,244	363,343
Occupancy and equipment, net	35,042	33,944	104,430	103,236
Communications	2,542	2,866	7,881	8,633
Marketing	1,505	1,651	5,552	5,077
Services	13,355	12,017	39,094	36,279
FDIC assessments	3,007	2,136	10,477	6,342
Intangible amortization	1,025	1,130	3,076	3,390
Merger related expenses	769	—	5,719	—
Other expenses	11,555	12,373	30,495	34,445
Total non-interest expense	177,964	183,753	539,968	560,745
Income before provision for income taxes	111,513	143,945	338,150	441,018
Provision for income taxes	27,473	35,879	84,362	109,072
Net income	$84,040	$108,066	$253,788	$331,946
Earnings per common share:
Basic	$0.39	$0.49	$1.17	$1.51
Diluted	$0.39	$0.49	$1.17	$1.51
Weighted average number of common shares outstanding:
Basic	217,051	218,416	216,955	219,791
Diluted	217,386	218,978	217,353	220,278
See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$84,040	$108,066	$253,788	$331,946
Available for sale securities:
Unrealized losses arising during the period	(186,336)	(29,009)	(575,781)	(93,533)
Income tax benefit related to unrealized losses	47,926	7,463	148,091	24,058

Reclassification adjustment for net realized gains in earnings	—	—	(2)	(4)
Income tax expense related to realized gains	—	—	1	1
Net change in unrealized losses for available for sale securities	(138,410)	(21,546)	(427,691)	(69,478)

Junior subordinated debentures, at fair value:
Unrealized losses arising during the period	(4,043)	(11,946)	(31,810)	(44,504)
Income tax benefit related to unrealized losses	1,040	3,072	8,182	11,446
Net change in unrealized losses for junior subordinated debentures, at fair value	(3,003)	(8,874)	(23,628)	(33,058)
Other comprehensive loss, net of tax	(141,413)	(30,420)	(451,319)	(102,536)
Comprehensive (loss) income	$(57,373)	$77,646	$(197,531)	$229,410

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

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Continued)
(UNAUDITED)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2022	216,625,506	$3,444,849	$(697,338)	$1,759	$2,749,270
Net income			91,157		91,157
Other comprehensive loss, net of tax				(185,515)	(185,515)
Stock-based compensation		2,454			2,454
Stock repurchased and retired	(194,792)	(4,037)			(4,037)
Issuances of common stock under stock plans	536,157	—			—
Cash dividends on common stock ($0.21 per share)			(45,731)		(45,731)
Balance at March 31, 2022	216,966,871	$3,443,266	$(651,912)	$(183,756)	$2,607,598
Net income			78,591		78,591
Other comprehensive loss, net of tax				(124,391)	(124,391)
Stock-based compensation		2,283			2,283
Stock repurchased and retired	(4,267)	(72)			(72)
Issuances of common stock under stock plans	86,363	54			54
Cash dividends on common stock ($0.21 per share)			(45,787)		(45,787)
Balance at June 30, 2022	217,048,967	$3,445,531	$(619,108)	$(308,147)	$2,518,276
Net income			84,040		84,040
Other comprehensive loss, net of tax				(141,413)	(141,413)
Stock-based compensation		2,517			2,517
Stock repurchased and retired	(2,348)	(41)			(41)
Issuances of common stock under stock plans	6,333	—			—
Cash dividends on common stock ($0.21 per share)			(45,865)		(45,865)
Balance at September 30, 2022	217,052,952	$3,448,007	$(580,933)	$(449,560)	$2,417,514

See notes to condensed consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$253,788	$331,946
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	5,089	10,934
Gain on sale of investment securities, net	(2)	(4)
Provision (recapture) for credit losses	51,068	(41,915)
Change in cash surrender value of bank owned life insurance	(6,293)	(6,302)
Depreciation, amortization and accretion	21,560	23,492
(Gain) loss on sale of premises and equipment	(2,203)	436
Additions to residential mortgage servicing rights carried at fair value	(20,397)	(30,845)
Change in fair value of residential mortgage servicing rights carried at fair value	(52,165)	17,918
Stock-based compensation	7,254	8,106
Net decrease in equity and other investments	1,554	457
Loss on equity securities, net	7,383	1,045
Loss (gain) on sale of loans and leases, net	207	(124,764)
Change in fair value of loans held for sale	14,616	21,727
Origination of loans held for sale	(1,622,633)	(3,875,836)
Proceeds from sales of loans held for sale	1,793,676	4,065,846
Change in other assets and liabilities:
Net decrease in other assets	203,802	161,119
Net increase (decrease) in other liabilities	248,362	(21,816)
Net cash provided by operating activities	904,666	541,544
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(175,656)	(1,473,840)
Proceeds from investment securities available for sale	328,685	578,240
Purchases of restricted equity securities	(164,344)	(34)
Redemption of restricted equity securities	134,267	30,754
Net change in loans and leases	(3,064,741)	(85,539)
Proceeds from sales of loans and leases	111,584	182,605
Change in premises and equipment	(11,259)	(13,121)
Proceeds from bank owned life insurance death benefits	4,069	3,401
Net cash received from sale of Umpqua Investments, Inc.	—	10,781
Other	1,997	1,879
Net cash used in investing activities	$(2,835,398)	$(764,874)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$222,437	$2,286,225
Net (decrease) increase in securities sold under agreements to repurchase	(108,678)	92,376
Proceeds from borrowings	750,000	—
Repayment of borrowings	—	(765,000)
Net proceeds from issuance of common stock	54	34
Dividends paid on common stock	(136,693)	(138,243)
Repurchase and retirement of common stock	(4,150)	(80,654)
Net cash provided by financing activities	722,970	1,394,738
Net (decrease) increase in cash and cash equivalents	(1,207,762)	1,171,408
Cash and cash equivalents, beginning of period	2,761,621	2,573,181
Cash and cash equivalents, end of period	$1,553,859	$3,744,589

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$33,154	$35,085
Income taxes	$44,174	$81,482
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in unrealized gains and losses on investment securities available for sale, net of taxes	$(427,691)	$(69,478)
Changes in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$(23,628)	$(33,058)
Transfer of loans held for sale to loans held for investment	$13,799	$315,887

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

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to September 30, 2022, for potential recognition or disclosure. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

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

Note 2 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses and approximate fair values of debt securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$935,469	$—	$(104,656)	$830,813
Obligations of states and political subdivisions	304,585	80	(34,761)	269,904
Mortgage-backed securities and collateralized mortgage obligations	2,466,040	1	(430,367)	2,035,674
Total available for sale securities	$3,706,094	$81	$(569,784)	$3,136,391
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,547	$740	$—	$3,287
Total held to maturity securities	$2,547	$740	$—	$3,287

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$894,969	$27,279	$(4,195)	$918,053
Obligations of states and political subdivisions	320,338	11,734	(1,288)	330,784
Mortgage-backed securities and collateralized mortgage obligations	2,649,048	19,093	(46,543)	2,621,598
Total available for sale securities	$3,864,355	$58,106	$(52,026)	$3,870,435
Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,744	$770	$—	$3,514
Total held to maturity securities	$2,744	$770	$—	$3,514

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $12.3 million and $10.4 million as of September 30, 2022 and December 31, 2021, respectively, and is included in Other Assets.

Debt securities that were in an unrealized loss position as of September 30, 2022 and December 31, 2021 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$714,139	$81,728	$116,674	$22,928	$830,813	$104,656
Obligations of states and political subdivisions	224,486	24,966	31,605	9,795	256,091	34,761
Mortgage-backed securities and collateralized mortgage obligations	970,093	142,645	1,065,483	287,722	2,035,576	430,367
Total temporarily impaired securities	$1,908,718	$249,339	$1,213,762	$320,445	$3,122,480	$569,784

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$197,529	$2,749	$28,378	$1,446	$225,907	$4,195
Obligations of states and political subdivisions	75,200	1,153	2,162	135	77,362	1,288
Mortgage-backed securities and collateralized mortgage obligations	1,777,288	40,579	129,943	5,964	1,907,231	46,543
Total temporarily impaired securities	$2,050,017	$44,481	$160,483	$7,545	$2,210,500	$52,026

These unrealized losses on the debt securities held by the Company were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the issuers of the debt securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at September 30, 2022 are issued or guaranteed by government sponsored enterprises. Because the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an allowance for credit losses at September 30, 2022.

The following table presents the contractual maturities of debt securities at September 30, 2022:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$32,935	$31,768	$—	$—
Due after one year through five years	381,941	355,163	4	4
Due after five years through ten years	879,699	769,002	3	3
Due after ten years	2,411,519	1,980,458	2,540	3,280
Total securities	$3,706,094	$3,136,391	$2,547	$3,287

The following table presents, as of September 30, 2022, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$492,344	$433,917
To secure repurchase agreements	479,063	416,031
Other securities pledged	243,069	217,513
Total pledged securities	$1,214,476	$1,067,461

Note 3 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Commercial real estate
Non-owner occupied term, net	$3,846,426	$3,786,887
Owner occupied term, net	2,549,761	2,332,422
Multifamily, net	5,090,661	4,051,202
Construction & development, net	1,036,931	890,338
Residential development, net	205,935	206,990
Commercial
Term, net	3,003,424	3,008,473
Lines of credit & other, net	914,507	910,733
Leases & equipment finance, net	1,669,817	1,467,676
Residential
Mortgage, net	5,470,624	4,517,266
Home equity loans & lines, net	1,565,094	1,197,170
Consumer & other, net	154,771	184,023
Total loans and leases, net of deferred fees and costs	$25,507,951	$22,553,180

As of September 30, 2022 and December 31, 2021, the net deferred costs were $83.9 million and $57.5 million, respectively. Total loans and leases also include discounts on acquired loans of $6.5 million and $9.8 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, loans totaling $16.4 billion were pledged to secure borrowings and available lines of credit. The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. Interest accrued on loans totaled $72.7 million and $60.1 million as of September 30, 2022 and December 31, 2021, respectively, and is included in Other Assets.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the leases and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three to five years. Interest income recognized on these leases was $4.4 million and $14.3 million for the three and nine months ended September 30, 2022, as compared to $6.1 million and $17.3 million for the three and nine months ended September 30, 2021.

Loans and leases sold

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases. The following table summarizes the carrying value of loans and leases sold by major loan type during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Commercial real estate
Non-owner occupied term, net	$10,704	$14,828	$35,412	$38,124
Owner occupied term, net	13,093	12,692	31,977	25,115
Multifamily, net	—	—	—	3,776
Commercial
Term, net	15,759	10,866	37,537	39,180
Residential
Mortgage, net	—	—	1,493	1,712
Consumer & other	—	—	—	63,799
Total loans and leases sold, net	$39,556	$38,386	$106,419	$171,706
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

The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate for all portfolio segments, during the three months ended September 30, 2022, were primarily related to changes in the economic assumptions. The Bank opted to use Moody's Analytics' August consensus economic forecast for estimating the ACL as of September 30, 2022. This scenario is based on Moody's Analytics' review of a variety of surveys of baseline forecasts of the U.S. economy. These surveys vary in date of latest vintage, number of updates per year, list of variables forecast, duration of forecast, frequency of data (quarterly or annual), and the number of respondents. In the preparation of the Moody's Analytics consensus forecast, the focus is on the next three to five years, since that is the most typical duration in the surveyed results. Moody's Analytics' approach is to give greater consideration to the most recently produced forecasts, since they will include the most up-to-date historical information, and to those variables for which the number of surveyed responses is largest.

In the consensus scenario selected, the probability that the economy will perform better than this baseline is equal to the probability that it will perform worse and included the following factors:
•U.S. real GDP average annualized growth of 1.7% in 2022, 1.3% in 2023, 1.7% in 2024, and 1.9% in 2025;
•U.S. unemployment rate average of 3.6% in 2022, 3.9% in 2023, 4.0% in 2024, and 3.9% 2025;
•The forecasted average federal funds rate is expected to be 3.2% in Q4 2022, 3.3% in 2023, 2.8% 2024 and 2.6% in 2025.

The Bank uses an additional scenario that differs in terms of severity within the variables, both favorable and unfavorable, to assess the sensitivity in the ACL results and to inform qualitative adjustments. The Bank selected the Moody's Analytics' August S2 scenario for this analysis. In the scenario selected, there is a 75% probability that the economy will perform better, broadly speaking, and a 25% probability that it will perform worse; and the scenario includes the following factors:
•The economy falls into a recession in the fourth quarter of 2022;
•The Russian invasion of Ukraine persists longer than anticipated. Import bans of Russian oil purchases increase the loss of oil on the global market to 3 million barrels per day, the same as in the baseline, but concerns build that there could be an even larger interruption of global oil supplies. This causes oil prices to stay elevated above $100 per barrel for several quarters longer than in the baseline, and thereby increases inflationary pressures. Higher gasoline prices cut into disposable income that would otherwise be available for other spending;
•Supply-chain issues also persist, increasing shortages of affected goods, also keeping inflation elevated;
•New cases, hospitalizations and deaths from COVID-19 start to rise again, slowing growth in spending on air travel, retail, and hotels;
•U.S real GDP average annualized growth is expected to be 1.6% in 2022, (0.5)% in 2023, 3.0% in 2024, and 3.4% in 2025;
•U.S. unemployment rate average of 3.9% in 2022, 6.1% in 2023, 4.8% in 2024, and 3.9% in 2025;
•The Federal Reserve is expected to increase the federal funds rate somewhat faster than in the baseline in the fourth quarter of 2022 and the first half of 2023.

The results using the comparison scenario in addition to changes to the macroeconomic variables subsequent to selected scenarios for sensitivity analysis were reviewed by management and were considered when evaluating the qualitative factor adjustments.

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

The Company evaluated each qualitative factor as of September 30, 2022, and concluded that a material adjustment to the amounts indicated by the models was not necessary as the models adequately reflected the significant changes in credit conditions and overall portfolio risk.

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

The following tables summarize activity related to the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$88,983	$131,455	$36,586	$4,087	$261,111
(Recapture) provision for credit losses for loans and leases	(3,563)	26,762	4,307	1,036	28,542
Charge-offs	—	(9,459)	(4)	(929)	(10,392)
Recoveries	123	2,842	249	590	3,804
Net recoveries (charge-offs)	123	(6,617)	245	(339)	(6,588)
Balance, end of period	$85,543	$151,600	$41,138	$4,784	$283,065
Reserve for unfunded commitments
Balance, beginning of period	$7,351	$2,232	$2,735	$505	$12,823
(Recapture) provision for credit losses on unfunded commitments	(1,994)	579	304	141	(970)
Balance, end of period	5,357	2,811	3,039	646	11,853
Total allowance for credit losses	$90,900	$154,411	$44,177	$5,430	$294,918

	Nine Months Ended September 30, 2022
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$99,075	$117,573	$29,068	$2,696	$248,412
(Recapture) provision for credit losses for loans and leases	(13,745)	52,058	11,603	3,109	53,025
Charge-offs	(8)	(26,352)	(171)	(2,650)	(29,181)
Recoveries	221	8,321	638	1,629	10,809
Net recoveries (charge-offs)	213	(18,031)	467	(1,021)	(18,372)
Balance, end of period	$85,543	$151,600	$41,138	$4,784	$283,065
Reserve for unfunded commitments
Balance, beginning of period	$8,461	$2,028	$1,957	$321	$12,767
(Recapture) provision for credit losses on unfunded commitments	(3,104)	783	1,082	325	(914)
Balance, end of period	5,357	2,811	3,039	646	11,853
Total allowance for credit losses	$90,900	$154,411	$44,177	$5,430	$294,918

	Three Months Ended September 30, 2021
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$128,951	$121,390	$25,296	$4,250	$279,887
(Recapture) provision for credit losses for loans and leases	(20,141)	2,719	1,703	(413)	(16,132)
Charge-offs	(916)	(8,521)	—	(936)	(10,373)
Recoveries	120	3,346	281	431	4,178
Net (charge-offs) recoveries	(796)	(5,175)	281	(505)	(6,195)
Balance, end of period	$108,014	$118,934	$27,280	$3,332	$257,560
Reserve for unfunded commitments
Balance, beginning of period	$10,094	$2,145	$1,710	$590	$14,539
(Recapture) provision for credit losses on unfunded commitments	(3,273)	440	247	(201)	(2,787)
Balance, end of period	6,821	2,585	1,957	389	11,752
Total allowance for credit losses	$114,835	$121,519	$29,237	$3,721	$269,312

	Nine Months Ended September 30, 2021
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$141,710	$150,864	$27,964	$7,863	$328,401
(Recapture) provision for credit losses for loans and leases	(33,199)	4,180	(1,212)	(3,150)	(33,381)
Charge-offs	(1,086)	(44,228)	(70)	(2,983)	(48,367)
Recoveries	589	8,118	598	1,602	10,907
Net (charge-offs) recoveries	(497)	(36,110)	528	(1,381)	(37,460)
Balance, end of period	$108,014	$118,934	$27,280	$3,332	$257,560
Reserve for unfunded commitments
Balance, beginning of period	$15,360	$2,190	$1,661	$1,075	$20,286
(Recapture) provision for credit losses on unfunded commitments	(8,539)	395	296	(686)	(8,534)
Balance, end of period	6,821	2,585	1,957	389	11,752
Total allowance for credit losses	$114,835	$121,519	$29,237	$3,721	$269,312

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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements is determined by the LGD calculated by the CECL model and therefore leases and equipment finance agreements on non-accrual will have an allowance for credit losses until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the three and nine months ended September 30, 2022 and 2021.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More and Accruing	Total Past Due	Non-Accrual (1)	Current	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$321	$—	$—	$321	$3,282	$3,842,823	$3,846,426
Owner occupied term, net	282	24	1	307	2,121	2,547,333	2,549,761
Multifamily, net	—	—	—	—	—	5,090,661	5,090,661
Construction & development, net	—	—	—	—	—	1,036,931	1,036,931
Residential development, net	—	—	—	—	—	205,935	205,935
Commercial
Term, net	3,743	4,073	1	7,817	3,945	2,991,662	3,003,424
Lines of credit & other, net	778	83	6	867	86	913,554	914,507
Leases & equipment finance, net	15,628	14,952	5,136	35,716	14,621	1,619,480	1,669,817
Residential
Mortgage, net (2)	869	8,518	20,717	30,104	—	5,440,520	5,470,624
Home equity loans & lines, net	2,406	1,191	1,716	5,313	—	1,559,781	1,565,094
Consumer & other, net	420	250	152	822	—	153,949	154,771
Total, net of deferred fees and costs	$24,447	$29,091	$27,729	$81,267	$24,055	$25,402,629	$25,507,951
(1) Loans and leases on non-accrual with an amortized cost basis of $24.1 million had a related allowance for credit losses of $13.1 million at September 30, 2022.
(2) Includes government guaranteed mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $1.0 million at September 30, 2022.

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

Collateral Dependent Loans and Leases

Loans are classified as collateral dependent when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes the amortized cost basis of the collateral dependent loans and leases by the type of collateral securing the assets as of September 30, 2022. There have been no significant changes in the level of collateralization from the prior periods.

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$3,059	$—	$—	$3,059
Owner occupied term, net	—	1,879	—	—	1,879
Commercial
Term, net	1,092	520	1,922	—	3,534
Line of credit & other, net	—	—	86	1	87
Leases & equipment finance, net	—	—	14,621	—	14,621
Residential
Mortgage, net	38,051	—	—	—	38,051
Home equity loans & lines, net	3,497	—	—	—	3,497
Total net of deferred fees and costs	$42,640	$5,458	$16,629	$1	$64,728

Troubled Debt Restructuring

At September 30, 2022 and December 31, 2021, troubled debt restructured loans of $7.1 million and $6.7 million, respectively, were classified as accruing TDR loans. The TDRs were granted in response to borrower financial difficulties, and generally provide for a temporary modification of loan repayment terms. In order for a new TDR loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

The following tables present TDR loans by accrual versus non-accrual status and by portfolio segment as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$278	$32	$310	3
Residential, net	6,785	—	6,785	42
Consumer & other, net	13	—	13	2
Total, net of deferred fees and costs	$7,076	$32	$7,108	47

	December 31, 2021
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$1,031	$59	$1,090	5
Residential, net	5,641	—	5,641	35
Consumer & other, net	22	—	22	3
Total, net of deferred fees and costs	$6,694	$59	$6,753	43

The following table presents loans that were determined to be TDRs during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Commercial real estate, net	$278	$—	$278	$—
Residential, net	$1,405	$1,661	5,611	5,903
Consumer & other, net	—	—	—	36
Total, net of deferred fees and costs	$1,683	$1,661	$5,889	$5,939

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

The following tables represent the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of September 30, 2022 and December 31, 2021:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
September 30, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$611,283	$779,385	$394,345	$572,015	$396,511	$1,003,038	$1,015	$4,502	$3,762,094
Special mention	893	18,188	373	4,628	4,028	10,825	—	—	38,935
Substandard	2,559	797	1,960	—	33,202	6,583	—	—	45,101
Doubtful	—	—	—	—	—	52	—	—	52
Loss	—	—	—	—	—	244	—	—	244
Total non-owner occupied term, net	$614,735	$798,370	$396,678	$576,643	$433,741	$1,020,742	$1,015	$4,502	$3,846,426
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$558,055	$562,282	$188,825	$333,328	$214,471	$641,716	$4,532	$119	$2,503,328
Special mention	2,103	—	—	3,483	12,163	11,688	—	—	29,437
Substandard	—	1,658	404	660	1,362	12,808	—	—	16,892
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	104	—	—	104
Total owner occupied term, net	$560,158	$563,940	$189,229	$337,471	$227,996	$666,316	$4,532	$119	$2,549,761
Multifamily, net
Credit quality indicator:
Pass/Watch	$1,641,219	$1,619,672	$366,586	$656,951	$236,674	$541,995	$24,649	$2,915	$5,090,661
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$1,641,219	$1,619,672	$366,586	$656,951	$236,674	$541,995	$24,649	$2,915	$5,090,661
Construction & development, net
Credit quality indicator:
Pass/Watch	$133,105	$471,095	$247,657	$112,484	$27,875	$18,228	$2,390	$—	$1,012,834
Special mention	—	12,571	—	11,526	—	—	—	—	24,097
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$133,105	$483,666	$247,657	$124,010	$27,875	$18,228	$2,390	$—	$1,036,931
Residential development, net
Credit quality indicator:
Pass/Watch	$27,328	$18,597	$1,250	$—	$—	$—	$158,760	$—	$205,935
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$27,328	$18,597	$1,250	$—	$—	$—	$158,760	$—	$205,935
Total commercial real estate	$2,976,545	$3,484,245	$1,201,400	$1,695,075	$926,286	$2,247,281	$191,346	$7,536	$12,729,714

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
September 30, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$639,802	$719,847	$186,897	$174,050	$136,346	$297,180	$698,264	$45,295	$2,897,681
Special mention	—	3,459	23	94	1,612	30,388	—	869	36,445
Substandard	—	3,099	8,123	7	26,854	2,448	26,880	813	68,224
Doubtful	—	—	657	—	—	—	—	—	657
Loss	—	—	—	—	417	—	—	—	417
Total term, net	$639,802	$726,405	$195,700	$174,151	$165,229	$330,016	$725,144	$46,977	$3,003,424
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$41,018	$8,347	$4,909	$15,459	$8,967	$1,298	$793,610	$16,818	$890,426
Special mention	—	—	—	—	—	—	7,637	273	7,910
Substandard	—	356	—	—	—	1,103	7,933	6,779	16,171
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total lines of credit & other, net	$41,018	$8,703	$4,909	$15,459	$8,967	$2,401	$809,180	$23,870	$914,507
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$662,587	$413,258	$224,418	$176,694	$79,557	$47,081	$—	$—	$1,603,595
Special mention	4,797	6,434	2,334	2,953	1,146	1,171	—	—	18,835
Substandard	6,292	7,367	3,388	2,502	1,687	294	—	—	21,530
Doubtful	6,053	10,491	3,665	3,299	893	223	—	—	24,624
Loss	414	476	163	130	38	12	—	—	1,233
Total leases & equipment finance, net	$680,143	$438,026	$233,968	$185,578	$83,321	$48,781	$—	$—	$1,669,817
Total commercial	$1,360,963	$1,173,134	$434,577	$375,188	$257,517	$381,198	$1,534,324	$70,847	$5,587,748
Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$1,267,843	$2,376,164	$491,918	$478,631	$148,352	$678,634	$—	$—	$5,441,542
Special mention	433	595	1,546	901	1,016	4,896	—	—	9,387
Substandard	—	2,246	1,081	2,858	1,936	11,098	—	—	19,219
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	233	—	237	—	6	—	—	476
Total mortgage, net	$1,268,276	$2,379,238	$494,545	$482,627	$151,304	$694,634	$—	$—	$5,470,624
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$1,028	$652	$—	$—	$17	$8,243	$1,519,724	$30,115	$1,559,779
Special mention	—	—	—	—	—	63	2,955	580	3,598
Substandard	—	—	—	—	—	133	625	484	1,242
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	52	193	230	475
Total home equity loans & lines, net	$1,028	$652	$—	$—	$17	$8,491	$1,523,497	$31,409	$1,565,094
Total residential	$1,269,304	$2,379,890	$494,545	$482,627	$151,321	$703,125	$1,523,497	$31,409	$7,035,718

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
September 30, 2022	2022	2021	2020	2019	2018	Prior			Total
Consumer & other, net:
Credit quality indicator:
Pass/Watch	$14,687	$8,542	$7,593	$7,282	$3,139	$5,076	$106,881	$753	$153,953
Special mention	10	9	21	33	24	182	364	28	671
Substandard	—	—	2	7	27	23	66	15	140
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	7	—	—	7
Total consumer & other, net	$14,697	$8,551	$7,616	$7,322	$3,190	$5,288	$107,311	$796	$154,771
Grand total	$5,621,509	$7,045,820	$2,138,138	$2,560,212	$1,338,314	$3,336,892	$3,356,478	$110,588	$25,507,951

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$901,230	$434,875	$618,879	$431,098	$308,872	$942,501	$1,313	$3,679	$3,642,447
Special mention	—	1,311	1,411	12,252	844	38,268	—	—	54,086
Substandard	19,270	2,214	2,605	53,312	2,990	9,641	—	—	90,032
Doubtful	—	—	—	—	—	78	—	—	78
Loss	—	—	—	—	—	244	—	—	244
Total non-owner occupied term, net	$920,500	$438,400	$622,895	$496,662	$312,706	$990,732	$1,313	$3,679	$3,786,887
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$594,677	$237,814	$369,483	$245,707	$227,201	$601,934	$5,017	$737	$2,282,570
Special mention	—	—	7,445	10,739	4,936	12,219	—	—	35,339
Substandard	—	897	674	1,815	—	10,697	—	—	14,083
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	430	—	—	430
Total owner occupied term, net	$594,677	$238,711	$377,602	$258,261	$232,137	$625,280	$5,017	$737	$2,332,422
Multifamily, net
Credit quality indicator:
Pass/Watch	$1,700,221	$380,506	$748,207	$346,192	$334,688	$510,385	$26,475	$2,931	$4,049,605
Special mention	—	—	—	—	—	1,597	—	—	1,597
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$1,700,221	$380,506	$748,207	$346,192	$334,688	$511,982	$26,475	$2,931	$4,051,202

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Construction & development, net
Credit quality indicator:
Pass/Watch	$264,489	$310,207	$237,435	$48,911	$18,375	$136	$2,382	$—	$881,935
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	8,403	—	—	—	—	8,403
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$264,489	$310,207	$237,435	$57,314	$18,375	$136	$2,382	$—	$890,338
Residential development, net
Credit quality indicator:
Pass/Watch	$28,744	$15,623	$—	$—	$—	$—	$156,587	$6,036	$206,990
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$28,744	$15,623	$—	$—	$—	$—	$156,587	$6,036	$206,990
Total commercial real estate	$3,508,631	$1,383,447	$1,986,139	$1,158,429	$897,906	$2,128,130	$191,774	$13,383	$11,267,839
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$1,102,310	$306,969	$200,352	$179,217	$206,405	$215,105	$699,230	$14,075	$2,923,663
Special mention	—	4,454	97	28,971	587	825	27,909	1,501	64,344
Substandard	1,217	9,827	—	1,095	2,648	1,264	—	3,189	19,240
Doubtful	—	—	—	—	809	—	—	—	809
Loss	—	—	—	417	—	—	—	—	417
Total term, net	$1,103,527	$321,250	$200,449	$209,700	$210,449	$217,194	$727,139	$18,765	$3,008,473
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$31,836	$9,170	$16,529	$10,945	$334	$1,605	$812,207	$8,498	$891,124
Special mention	—	—	—	—	—	—	8,830	752	9,582
Substandard	714	414	—	—	—	1,118	3,238	4,540	10,024
Doubtful	—	—	—	—	—	—	1	—	1
Loss	—	—	—	—	—	—	1	1	2
Total lines of credit & other, net	$32,550	$9,584	$16,529	$10,945	$334	$2,723	$824,277	$13,791	$910,733
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$599,301	$325,379	$282,101	$138,627	$43,950	$38,965	$—	$—	$1,428,323
Special mention	2,512	1,965	1,782	1,690	572	130	—	—	8,651
Substandard	4,280	7,333	2,682	1,448	578	160	—	—	16,481
Doubtful	3,781	3,232	3,238	1,343	663	636	—	—	12,893
Loss	614	258	187	84	179	6	—	—	1,328
Total leases & equipment finance, net	$610,488	$338,167	$289,990	$143,192	$45,942	$39,897	$—	$—	$1,467,676
Total commercial	$1,746,565	$669,001	$506,968	$363,837	$256,725	$259,814	$1,551,416	$32,556	$5,386,882

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$2,252,704	$606,671	$585,923	$190,673	$209,990	$639,585	$—	$—	$4,485,546
Special mention	372	—	555	81	632	2,830	—	—	4,470
Substandard	—	1,379	4,430	1,147	3,098	15,692	—	—	25,746
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	907	—	—	597	—	—	1,504
Total mortgage, net	$2,253,076	$608,050	$591,815	$191,901	$213,720	$658,704	$—	$—	$4,517,266
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$972	$—	$—	$18	$—	$10,973	$1,151,063	$31,708	$1,194,734
Special mention	—	—	—	—	—	102	1,355	248	1,705
Substandard	—	—	—	—	—	96	280	213	589
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	36	42	64	142
Total home equity loans & lines, net	$972	$—	$—	$18	$—	$11,207	$1,152,740	$32,233	$1,197,170
Total residential	$2,254,048	$608,050	$591,815	$191,919	$213,720	$669,911	$1,152,740	$32,233	$5,714,436
Consumer & other, net:
Credit quality indicator:
Pass/Watch	$15,375	$10,955	$12,167	$5,395	$3,983	$5,070	$128,264	$1,835	$183,044
Special mention	—	23	41	1	113	113	391	101	783
Substandard	—	3	15	—	17	25	55	71	186
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	7	3	—	10
Total consumer & other, net	$15,375	$10,981	$12,223	$5,396	$4,113	$5,215	$128,713	$2,007	$184,023
Grand total	$7,524,619	$2,671,479	$3,097,145	$1,719,581	$1,372,464	$3,063,070	$3,024,643	$80,179	$22,553,180

Note 5 – Residential Mortgage Servicing Rights

The Company measures its MSR asset at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in the Company's residential MSR for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Balance, beginning of period	$179,558	$102,699	$123,615	$92,907
Additions for new MSR capitalized	5,194	8,450	20,397	30,845
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,978)	(4,681)	(15,286)	(13,592)
Changes due to valuation inputs or assumptions (1)	16,403	(634)	67,451	(4,326)
Balance, end of period	$196,177	$105,834	$196,177	$105,834
(1) The change in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the serviced loan portfolio as of September 30, 2022 and December 31, 2021 is as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Balance of loans serviced for others	$12,997,911	$12,755,671
MSR as a percentage of serviced loans	1.51%	0.97%

The amount of contractually specified servicing fees, late fees, and ancillary fees earned, which are recorded in residential mortgage banking revenue, were $9.5 million and $28.2 million for the three and nine months ended September 30, 2022, respectively, as compared to $9.2 million and $27.4 million for the three and nine months ended September 30, 2021, respectively.

Note 6 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	September 30, 2022
Commitments to extend credit	$8,021,552
Forward sales commitments	$247,469
Commitments to originate residential mortgage loans held for sale	$131,443
Standby letters of credit	$125,320

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

There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on during the three and nine months ended September 30, 2022 and 2021. At September 30, 2022, approximately $115.6 million of standby letters of credit expire within one year, and $9.7 million expire thereafter.

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

Legal Proceedings and Regulatory Matters—We are subject to litigation in court and arbitral proceedings, as well as proceedings, investigations, examinations, and other actions brought or considered by governmental and self-regulatory agencies. We are a party to various pending and threatened claims and legal proceedings arising in the normal course of business activities, some of which involve claims for substantial or uncertain amounts.

On September 29, 2022, the United States District Court for the Northern District of California heard oral arguments on the Bank’s motion for summary judgment in the civil class action lawsuit, Camenisch et al v. Umpqua Bank. The case was filed on August 21, 2020, on behalf of a class of investor-victims of decedent Kenneth J. Casey and a Ponzi scheme he effectuated through his companies Professional Financial Investors, Inc. or Professional Investors Security Fund, Inc. Plaintiffs claim that the companies banked with the Bank and, therefore, the Bank allegedly knew that Mr. Casey was defrauding investors. Plaintiffs' claims against the Bank include aiding and abetting fraud and aiding and abetting breach of fiduciary duty. The cases follow an SEC non-public investigation into this matter on May 28, 2020.

At least quarterly, we assess liabilities and contingencies in connection with all outstanding or new legal matters, utilizing the most recent information available. If we determine that a loss from a matter is probable and the amount of the loss can be reasonably estimated, we establish an accrual for the loss. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management's estimate will change from time to time. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. The Company does not have any amounts accrued related to legal matters as of September 30, 2022.

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

Contingencies—On October 12, 2021, Umpqua and Columbia announced that their boards of directors unanimously approved the Merger Agreement under which the two companies will combine in an all-stock transaction. Under the terms of the Merger Agreement, Umpqua shareholders will receive 0.5958 of a share of Columbia stock for each Umpqua share they own. Upon completion of the transaction, Umpqua shareholders will own approximately 62% and Columbia shareholders will own approximately 38% of the combined company. On September 17, 2022, Umpqua and Columbia entered into a Letter of Agreement with the Department of Justice, which stipulates that in order to obtain regulatory approvals necessary to complete the transaction, ten Columbia State Bank branches will need to be divested. On October 25, 2022, Columbia received regulatory approval from the Board of Governors of the Federal Reserve System to complete the proposed merger with Umpqua. The transaction is expected to close following the satisfaction of customary closing conditions, including receipt of remaining regulatory approvals. The Merger Agreement provides certain termination rights for both Umpqua and Columbia and further provides that, if termination of the Merger Agreement under certain circumstances, Umpqua or Columbia, as applicable, will be obligated to pay the other party a termination fee of $145.0 million.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers in Oregon, Washington, California, Idaho, Nevada, Arizona, and Colorado. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 78% and 76% of the Bank's loan and lease portfolio at September 30, 2022 and December 31, 2021, respectively. Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

Note 7 – Derivatives

The Bank may use derivatives to hedge the risk of changes in the fair values of interest rate lock commitments, residential mortgage loans held for sale, and MSRs. None of the Company's derivatives are designated as hedging instruments. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. The Company primarily utilizes forward interest rate contracts in its derivative risk management strategy.

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2022 and 2021. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. At September 30, 2022, the Bank had commitments to originate mortgage loans held for sale totaling $131.4 million and forward sales commitments of $247.5 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

In August 2022, the Bank began purchasing interest rate futures and forward settling mortgage-backed securities to hedge the interest rate risk of mortgage servicing rights. As of September 30, 2022, the Bank had $155.0 million notional of interest rate futures contracts and $14.1 million of mortgage-backed securities related to this program. The Bank had cash collateral posting requirements for margins with its futures and mortgage-back securities counterparties and was required to post collateral against its obligations under these agreements of $13.4 million as of September 30, 2022.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of September 30, 2022, the Bank had 932 interest rate swaps with an aggregate notional amount of $7.3 billion related to this program. As of December 31, 2021, the Bank had 936 interest rate swaps with an aggregate notional amount of $7.0 billion related to this program.

As of September 30, 2022 and December 31, 2021, the termination value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $282.1 million and $8.7 million, respectively. The Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $96.9 million and $92.6 million as of September 30, 2022 and December 31, 2021, respectively. In 2021, the Bank began to collateralize a portion of its initial margin with U.S. Treasury securities.

The Bank's clearable interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for certain derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability. As of September 30, 2022 and December 31, 2021, the variation margin adjustments consisted of a positive adjustment of $238.3 million and a negative adjustment of $172.9 million, respectively.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The Bank's derivative assets are included in other assets, while the derivative liabilities are included in other liabilities. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of September 30, 2022 and December 31, 2021:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Interest rate lock commitments	$24	$4,641	$2,290	$—
Interest rate futures	—	—	10,359	—
Interest rate forward sales commitments	9,740	615	5	699
Interest rate swaps	4,479	171,827	282,087	8,671
Foreign currency derivatives	586	340	481	305
Total derivative assets and liabilities	$14,829	$177,423	$295,222	$9,675

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded during the three and nine months ended September 30, 2022 and 2021:

(in thousands)	Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instrument	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest rate lock commitments	$(2,149)	$(4,952)	$(6,907)	$(19,886)
Interest rate futures	(14,128)	—	(14,128)	—
Interest rate forward sales commitments	10,017	(2,550)	49,468	15,336
Interest rate swaps	4,194	1,429	18,578	8,698
Foreign currency derivatives	779	718	2,283	1,985
Total derivative (losses) gains	$(1,287)	$(5,355)	$49,294	$6,133

Note 8 – Earnings Per Common Share

The following is a computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$84,040	$108,066	$253,788	$331,946

Weighted average number of common shares outstanding - basic	217,051	218,416	216,955	219,791
Effect of potentially dilutive common shares (1)	335	562	398	487
Weighted average number of common shares outstanding - diluted	217,386	218,978	217,353	220,278
Earnings per common share:
Basic	$0.39	$0.49	$1.17	$1.51
Diluted	$0.39	$0.49	$1.17	$1.51
(1)Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.

The following table represents the weighted average outstanding restricted shares that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Restricted stock awards	502	—	395	73

Note 9 – Segment Information

The Company reports two segments: Core Banking and Mortgage Banking. The Core Banking segment includes all lines of business, except Mortgage Banking, including commercial, retail, and private banking, as well as the operations, technology, and administrative functions of the Bank and Holding Company. The Mortgage Banking segment includes the revenue earned from the production and sale of residential real estate loans, the servicing income from the serviced loan portfolio, the quarterly changes to the MSR, the quarterly changes in the MSR hedge, and the specific expenses that are related to mortgage banking activities including variable commission expenses. Revenue and related expenses related to residential real estate loans held for investment are included in the Core Banking segment as portfolio loans are primarily originated through the Bank's retail consumer (store) and wealth channels. Management periodically updates the allocation methods and assumptions within the current segment structure.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(in thousands)	Core Banking	Mortgage Banking	Consolidated	Core Banking	Mortgage Banking	Consolidated
Net interest income	$286,532	$1,072	$287,604	$232,348	$2,726	$235,074
Provision (recapture) for credit losses	27,572	—	27,572	(18,919)	—	(18,919)
Non-interest income
Residential mortgage banking revenue:
Origination and sale	—	10,515	10,515	—	30,293	30,293
Servicing	—	9,529	9,529	—	9,172	9,172
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	—	(4,978)	(4,978)	—	(4,681)	(4,681)
Changes due to valuation inputs or assumptions	—	16,403	16,403	—	(634)	(634)
MSR hedge loss	—	(14,128)	(14,128)	—	—	—
Loss on equity securities, net	(2,647)	—	(2,647)	(343)	—	(343)
Gain on swap derivatives, net	4,194	—	4,194	1,429	—	1,429
Change in fair value of certain loans held for investment	(26,397)	—	(26,397)	3,432	—	3,432
Non-interest income (excluding above items)	36,769	185	36,954	34,849	188	35,037
Total non-interest income	11,919	17,526	29,445	39,367	34,338	73,705
Non-interest expense
Merger related expenses	769	—	769	—	—	—
Exit and disposal costs	1,364	—	1,364	3,813	—	3,813
Non-interest expense (excluding above items)	154,320	21,511	175,831	146,931	33,009	179,940
Allocated expenses, net (1)	(39)	39	—	3,680	(3,680)	—
Total non-interest expense	156,414	21,550	177,964	154,424	29,329	183,753
Income (loss) before income taxes	114,465	(2,952)	111,513	136,210	7,735	143,945
Provision (benefit) for income taxes	28,212	(739)	27,473	33,945	1,934	35,879
Net income (loss)	$86,253	$(2,213)	$84,040	$102,265	$5,801	$108,066
(1) Represents the internal charges for centrally provided support services and other corporate overhead to the Mortgage Banking segment, net of allocations from the Mortgage Banking segment to Core Banking for new portfolio loan originations and portfolio servicing costs.

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(in thousands)	Core Banking	Mortgage Banking	Consolidated	Core Banking	Mortgage Banking	Consolidated
Net interest income	$760,628	$3,909	$764,537	$676,837	$9,431	$686,268
Provision (recapture) for credit losses	51,068	—	51,068	(41,915)	—	(41,915)
Non-interest income
Residential mortgage banking revenue:
Origination and sale	—	42,460	42,460	—	134,165	134,165
Servicing	—	28,174	28,174	—	27,379	27,379
Changes due to collection/realization of expected cash flows over time	—	(15,286)	(15,286)	—	(13,592)	(13,592)
Changes due to valuation inputs or assumptions	—	67,451	67,451	—	(4,326)	(4,326)
MSR hedge loss	—	(14,128)	(14,128)	—	—	—
Gain on sale of debt securities, net	2	—	2	4	—	4
Loss on equity securities, net	(7,383)	—	(7,383)	(1,045)	—	(1,045)
Gain on swap derivatives, net	18,578	—	18,578	8,698	—	8,698
Change in fair value of certain loans held for investment	(62,656)	—	(62,656)	5,704	—	5,704
Non-interest income (excluding above items)	106,880	557	107,437	115,913	680	116,593
Total non-interest income	55,421	109,228	164,649	129,274	144,306	273,580
Non-interest expense
Merger related expenses	5,719	—	5,719	—	—	—
Exit and disposal costs	4,839	—	4,839	9,741	—	9,741
Non-interest expense (excluding above items)	451,689	77,721	529,410	438,969	112,035	551,004
Allocated expenses, net (1)	7,398	(7,398)	—	3,860	(3,860)	—
Total non-interest expense	469,645	70,323	539,968	452,570	108,175	560,745
Income before income taxes	295,336	42,814	338,150	395,456	45,562	441,018
Provision for income taxes	73,659	10,703	84,362	97,681	11,391	109,072
Net income	$221,677	$32,111	$253,788	$297,775	$34,171	$331,946
(1) Represents the internal charges for centrally provided support services and other corporate overhead to the Mortgage Banking segment, net of allocations from the Mortgage Banking segment to Core Banking for new portfolio loan originations and portfolio servicing costs.

	September 30, 2022			December 31, 2021
(in thousands)	Core Banking	Mortgage Banking	Consolidated	Core Banking	Mortgage Banking	Consolidated
Total assets	$31,100,700	$371,260	$31,471,960	$30,155,058	$485,878	$30,640,936
Loans held for sale	$—	$148,275	$148,275	$—	$353,105	$353,105
Total loans and leases	$25,507,951	$—	$25,507,951	$22,553,180	$—	$22,553,180
Total deposits	$26,588,217	$228,890	$26,817,107	$26,370,568	$224,117	$26,594,685

Note 10 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of September 30, 2022 and December 31, 2021, whether or not recognized or recorded at fair value in the Condensed Consolidated Balance Sheets:

		September 30, 2022		December 31, 2021
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$1,553,859	$1,553,859	$2,761,621	$2,761,621
Equity and other investment securities	1,2	72,277	72,277	81,214	81,214
Investment securities available for sale	1,2	3,136,391	3,136,391	3,870,435	3,870,435
Investment securities held to maturity	3	2,547	3,287	2,744	3,514
Loans held for sale	2	148,275	148,275	353,105	353,105
Loans and leases, net	2,3	25,224,886	24,201,550	22,304,768	22,356,321
Restricted equity securities	1	40,993	40,993	10,916	10,916
Residential mortgage servicing rights	3	196,177	196,177	123,615	123,615
Bank owned life insurance	1	329,699	329,699	327,745	327,745
Derivatives	2,3	14,829	14,829	177,423	177,423
Financial liabilities:
Deposits	1,2	$26,817,107	$26,780,203	$26,594,685	$26,593,521
Securities sold under agreements to repurchase	2	383,569	383,569	492,247	492,247
Borrowings	2	756,214	755,820	6,329	7,073
Junior subordinated debentures, at fair value	3	325,744	325,744	293,081	293,081
Junior subordinated debentures, at amortized cost	3	87,870	80,337	88,041	75,199
Derivatives	2,3	295,222	295,222	9,675	9,675

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$61,309	$43,972	$17,337	$—
Equity securities held in rabbi trusts	10,968	10,968	—	—
Investment securities available for sale
U.S. Treasury and agencies	830,813	125,510	705,303	—
Obligations of states and political subdivisions	269,904	—	269,904	—
Mortgage-backed securities and collateralized mortgage obligations	2,035,674	—	2,035,674	—
Loans held for sale, at fair value	148,275	—	148,275	—
Loans and leases, at fair value	284,900	—	284,900	—
Residential mortgage servicing rights, at fair value	196,177	—	—	196,177
Derivatives
Interest rate lock commitments	24	—	—	24
Interest rate forward sales commitments	9,740	—	9,740	—
Interest rate swaps	4,479	—	4,479	—
Foreign currency derivatives	586	—	586	—
Total assets measured at fair value	$3,852,849	$180,450	$3,476,198	$196,201
Financial liabilities:
Junior subordinated debentures, at fair value	$325,744	$—	$—	$325,744
Derivatives
Interest rate lock commitments	2,290	—	—	2,290
Interest rate futures	10,359	—	10,359	—
Interest rate forward sales commitments	5	—	5	—
Interest rate swaps	282,087	—	282,087	—
Foreign currency derivatives	481	—	481	—
Total liabilities measured at fair value	$620,966	$—	$292,932	$328,034

(in thousands)	December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$68,692	$51,355	$17,337	$—
Equity securities held in rabbi trusts	12,522	12,522	—	—
Investment securities available for sale
U.S. Treasury and agencies	918,053	89,038	829,015	—
Obligations of states and political subdivisions	330,784	—	330,784	—
Mortgage-backed securities and collateralized mortgage obligations	2,621,598	—	2,621,598	—
Loans held for sale, at fair value	353,105	—	353,105	—
Loans and leases, at fair value	345,634	—	345,634	—
Residential mortgage servicing rights, at fair value	123,615	—	—	123,615
Derivatives
Interest rate lock commitments	4,641	—	—	4,641
Interest rate forward sales commitments	615	—	615	—
Interest rate swaps	171,827	—	171,827	—
Foreign currency derivatives	340	—	340	—
Total assets measured at fair value	$4,951,426	$152,915	$4,670,255	$128,256
Financial liabilities:
Junior subordinated debentures, at fair value	$293,081	$—	$—	$293,081
Derivatives
Interest rate forward sales commitments	699	—	699	—
Interest rate swaps	8,671	—	8,671	—
Foreign currency derivatives	305	—	305	—
Total liabilities measured at fair value	$302,756	$—	$9,675	$293,081

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

Loans and leases— Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans. As of September 30, 2022, there were $284.9 million in mortgage loans recorded at fair value as they were previously transferred from held for sale to loans held for investment.

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

Derivative Instruments— The fair value of the interest rate lock commitments, interest rate futures, and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a DCF technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2022, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap and futures derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2022:

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Assets:
Residential mortgage servicing rights	$196,177	Discounted cash flow
			Constant prepayment rate	6.06% - 20.75%	6.34%
			Discount rate	9.50% - 15.94%	10.05%
Liabilities:
Interest rate lock commitments, net	$2,266	Internal pricing model
			Pull-through rate	12.53% - 100.00%	91.86%
Junior subordinated debentures	$325,744	Discounted cash flow
			Credit spread	1.93% - 3.77%	2.93%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$179,558	$(117)	$(321,268)	$102,699	$13,210	$(287,723)
Change included in earnings	11,425	(1,072)	(4,348)	(5,315)	1,301	(2,344)
Change in fair values included in comprehensive income/loss	—	—	(4,043)	—	—	(11,946)
Purchases and issuances	5,194	1,376	—	8,450	16,007	—
Sales and settlements	—	(2,453)	3,915	—	(22,260)	2,505
Ending balance	$196,177	$(2,266)	$(325,744)	$105,834	$8,258	$(299,508)
Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at end of period	$16,403	$(2,266)	$(4,348)	$(634)	$8,258	$(2,344)
Change in unrealized gains or losses for the period included in other comprehensive income for assets and liabilities held at end of period	$—	$—	$(4,043)	$—	$—	$(11,946)

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$123,615	$4,641	$(293,081)	$92,907	$28,144	$(255,217)
Change included in earnings	52,165	(7,779)	(9,941)	(17,918)	199	(7,087)
Change in fair values included in comprehensive income/loss	—	—	(31,810)	—	—	(44,504)
Purchases and issuances	20,397	9,074	—	30,845	67,730	—
Sales and settlements	—	(8,202)	9,088	—	(87,815)	7,300
Ending balance	$196,177	$(2,266)	$(325,744)	$105,834	$8,258	$(299,508)
Change in unrealized gains or losses for the period included in earnings for assets held at end of period	$67,451	$(2,266)	$(9,941)	$(4,326)	$8,258	$(7,087)
Change in unrealized gains or losses for the period included in other comprehensive income for assets held at end of period	$—	$—	$(31,810)	$—	$—	$(44,504)

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

The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, unrealized losses on fair value of junior subordinated debentures of $4.0 million and $31.8 million for the three and nine months ended September 30, 2022, are recorded net of tax as other comprehensive loss of $3.0 million and $23.6 million, respectively. Comparatively, unrealized losses of $11.9 million and $44.5 million were recorded net of tax as other comprehensive losses of $8.9 million and $33.1 million, for the three and nine months ended September 30, 2021, respectively. The loss recorded for the three and nine months ended September 30, 2022 was due primarily to an increase in the implied forward curve, partially offset by an increase in the discount rate, which resulted in an increase in the liability.

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

	September 30, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$1,845	$—	$—	$1,845
Total assets measured at fair value on a nonrecurring basis	$1,845	$—	$—	$1,845

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$4,129	$—	$—	$4,129
Total assets measured at fair value on a nonrecurring basis	$4,129	$—	$—	$4,129

The following table presents the losses resulting from nonrecurring fair value adjustments for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Loans and leases	$8,621	$8,470	$25,153	$43,480
Total losses from nonrecurring measurements	$8,621	$8,470	$25,153	$43,480

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$148,275	$150,794	$(2,519)	$353,105	$341,008	$12,097
Loans	$284,900	$336,980	$(52,080)	$345,634	$335,058	$10,576

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the three and nine months ended September 30, 2022, the Company recorded net decreases in fair value of $7.8 million and $14.6 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded net decreases in fair value of $4.5 million and $13.5 million, respectively.

Certain residential mortgage loans were initially originated for sale and measured at fair value; after origination, the loans were transferred to loans held for investment. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income. For the three and nine months ended September 30, 2022, the Company recorded net decreases in fair value of $26.4 million and $62.7 million, as compared to net increases in fair value of $3.4 million and $5.7 million for the three and nine months ended September 30, 2021, respectively.

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

On October 12, 2021, we announced that we and Columbia, the parent company of Columbia State Bank, entered into a definitive agreement under which the companies will join together in an all-stock combination. Once the transaction is completed, the combined organization will be a leading West Coast franchise with more than $50 billion in assets. On September 17, 2022, we and Columbia entered into a Letter of Agreement with the Department of Justice, which stipulates that in order to obtain regulatory approvals necessary to complete the transaction, ten Columbia State Bank branches will need to be divested. On October 25, 2022, Columbia received regulatory approval from the Board of Governors of the Federal Reserve System to complete the proposed merger with Umpqua. The transaction is expected to close following the satisfaction of customary closing conditions, including receipt of remaining regulatory approvals.

Item 303 of Regulation S-K allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. Umpqua has elected to compare our results for the three months ended September 30, 2022 and June 30, 2022, where applicable, throughout this Management's Discussion and Analysis.

Executive Overview

The following is a discussion of our results for the three and nine months ended September 30, 2022, as compared to the applicable prior periods.

Financial Performance

Comparison of current quarter to prior quarter

•Earnings per diluted common share was $0.39 for the three months ended September 30, 2022, as compared to $0.36 for the three months ended June 30, 2022. The increase for the three months ended September 30, 2022, as compared to the prior period, was primarily driven by an increase in net interest income due to the rising interest rate environment. The increase was partially offset by a decrease in non-interest income due to a decline in residential mortgage banking revenue and a decrease in the fair value of certain loans held for investment, with both items also reflective of the rising rate environment.

•Net interest margin, on a tax equivalent basis, was 3.88% for the three months ended September 30, 2022, as compared to 3.41% for the three months ended June 30, 2022. The increase for the three months ended September 30, 2022, was due to a higher mix of loans as a percentage of earning assets as well as an increase in individual category earning asset yields given upward interest rate movements.

•Residential mortgage banking revenue was $17.3 million for the three months ended September 30, 2022, as compared to $30.5 million for the three months ended June 30, 2022. The variance for the three months ended September 30, 2022, as compared to prior period, was primarily attributable to lower revenue from the origination and sale of residential mortgages given lower volumes and a loss on the MSR hedge initiated during the period, which offset the change in fair value of MSR assets during the period. For-sale mortgage closed loan volume decreased by 31% for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022. The gain on sale margin increased to 2.65% for the three months ended September 30, 2022, as compared to 2.62% for the three months ended June 30, 2022.

Comparison of current year-to-date to prior year period

•Earnings per diluted common share was $1.17 for the nine months ended September 30, 2022, as compared to earnings per diluted common share of $1.51 for the nine months ended September 30, 2021. The decrease for the nine months ended September 30, 2022, as compared to the prior period, was primarily driven by a decrease in non-interest income due to a decline in residential mortgage banking revenue and a decrease in the fair value of certain loans held for investment, as well as an increase in the provision for credit losses. The decrease was partially offset by an increase in net interest income due to the rising interest rate environment.

•Net interest margin, on a tax equivalent basis, was 3.48% for the nine months ended September 30, 2022, as compared to 3.20% for the nine months ended September 30, 2021. The increase in net interest margin for the nine months ended September 30, 2022, primarily resulted from the rising rate environment and a higher level of loans and securities as a percentage of earning assets.

•Residential mortgage banking revenue was $108.7 million for the nine months ended September 30, 2022, as compared to $143.6 million for the nine months ended September 30, 2021. The variance for the nine months ended September 30, 2022, as compared to prior periods, was primarily attributable to lower revenue from the origination and sale of residential mortgages given lower volumes and gain on sale margins. The decrease was partially offset by a net write-up of the MSR asset that significantly offset the loss on the MSR hedge, that was put in place in mid-August 2022. For-sale mortgage closed loan volume decreased by 58% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the gain on sale margin decreased to 2.62%, as compared to 3.46% for the nine months ended September 30, 2021. The lower gain on sale margin for the nine months ended September 30, 2022 as compared to the prior period reflects the adverse impact from rising rates on the pipeline and competitive pricing pressures.

Comparison of current period to prior year end period

•Total loans and leases were $25.5 billion as of September 30, 2022, an increase of $3.0 billion, as compared to December 31, 2021. The increase in total loans is primarily due to an increase in the commercial real estate balances of $1.5 billion, primarily within multifamily lending, and an increase in residential real estate balances of $1.3 billion.

•Total deposits were $26.8 billion as of September 30, 2022, an increase of $222.4 million, compared to December 31, 2021. The increase was due to growth in demand deposits and savings deposits, offset partially by decreases in time deposits.

•Total consolidated assets were $31.5 billion and $30.6 billion as of September 30, 2022 and December 31, 2021, with the increase due to growth in loans, offset by decreases in cash and cash equivalents and available for sale securities.

Credit Quality

•Non-performing assets decreased to $50.8 million, or 0.16% of total assets, as of September 30, 2022, compared to $53.1 million, or 0.17% of total assets, as of December 31, 2021. Non-performing loans and leases were $50.8 million, or 0.20% of total loans and leases, as of September 30, 2022, compared to $51.2 million, or 0.23% of total loans and leases, as of December 31, 2021.

•The allowance for credit losses was $294.9 million as of September 30, 2022, an increase of $33.7 million compared to December 31, 2021. The increase in the allowance for credit losses is due to the growth of the loan portfolio, as well as changes in the economic forecasts used in the credit models.

•The Company had a provision for credit losses of $27.6 million and $51.1 million for the three and nine months ended September 30, 2022, respectively. This compares to a provision for credit losses of $18.7 million for the three months ended June 30, 2022. For the nine months ended September 30, 2021, there was a recapture of provision for credit losses of $41.9 million. The provision for credit losses in the current periods was due to allowance requirements for new loan generation, loan mix changes, and changes to the economic forecasts used in credit models.

Liquidity

•Total cash and cash equivalents was $1.6 billion as of September 30, 2022, a decrease of $1.2 billion from December 31, 2021. The decrease in cash and cash equivalents is due to an increase in loan production, which outpaced deposit generation for the period.

Capital and Growth Initiatives

•In October 2021, Umpqua and Columbia announced their entering into the Merger Agreement under which the two companies will combine in an all-stock transaction. On September 17,2022, a Letter of Agreement was entered into with the Department of Justice, which stipulates that in order to obtain regulatory approvals necessary to complete the transaction, ten Columbia State Bank branches will need to be divested. On October 25, 2022, Columbia received regulatory approval from the Board of Governors of the Federal Reserve System to complete the proposed merger with Umpqua. The transaction is expected to close following the satisfaction of customary closing conditions, including receipt of remaining regulatory approvals.

•The Company's total risk-based capital ratio was 13.2% and its Tier 1 common to risk-based assets ratio was 10.6% as of September 30, 2022. As of December 31, 2021, the Company's total risk-based capital ratio was 14.3% and its Tier 1 common to risk-based assets ratio was 11.6%.

•The Company paid quarterly cash dividends of $0.21 per common share to shareholders on August 15, 2022. In addition, the Company declared a quarterly cash dividend of $0.21 per common share on October 3, 2022, paid on October 28, 2022, to shareholders of record as of October 14, 2022.

Critical Accounting Estimates

Our critical accounting estimates are described in detail in the Critical Accounting Estimates section of the Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022. The condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the financial services industry, in which the Company operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes that the ACL estimate is important to the portrayal of the Company's financial condition and results of operations and requires difficult, subjective or complex judgments. There have been no material changes in the ACL estimate methodology during the nine months ended September 30, 2022.

Results of Operations

The Company reports two segments: Core Banking and Mortgage Banking, which aligns with how we manage the profitability of the Company and also provides greater transparency into the financial contribution of mortgage banking activities.

The Core Banking segment includes all lines of business, except Mortgage Banking, including commercial, retail, private banking, as well as the operations, technology, and administrative functions of the Bank and Holding Company. The Mortgage Banking segment includes the revenue earned from the production and sale of residential real estate loans, the servicing income from our serviced loan portfolio, the quarterly changes in the MSR asset, the quarterly changes in the MSR hedge, and the specific expenses that are related to mortgage banking activities including variable commission expenses. Revenue and related expenses related to residential real estate loans held for investment are included in the Core Banking segment as portfolio loans are primarily originated through the Bank's retail consumer (store) and wealth channels. Management periodically updates the allocation methods and assumptions within the current segment structure

Comparison of current quarter to prior quarter

The Core Banking segment had net income of $86.3 million for the three months ended September 30, 2022, compared to net income of $72.5 million for the three months ended June 30, 2022. The increase in net income is mainly attributable to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in provision for credit losses. The increase in net interest income is reflective of the favorable impact of higher interest rates during the quarter, as well as the increase in average loans and leases during the quarter. The decrease in non-interest income was due to a fair value loss of $24.9 million for the third quarter of 2022, driven by an increase in long-term interest rates and their effect on fair value adjustments related to investment securities, swap derivatives, and loans carried at fair value. This compares to a fair value loss of $9.9 million for the three months ended June 30, 2022.

The Mortgage Banking segment had a net loss of $2.2 million for the three months ended September 30, 2022, compared to net income of $6.1 million for the three months ended June 30, 2022. The decrease in net income for the three months ended September 30, 2022 for the Mortgage Banking segment, compared to the three months ended June 30, 2022, is attributable to a decrease in non-interest income due to lower revenue from the origination and sale of residential mortgages as closed loan volume for-sale declined by 31%. The non-interest income decline was also driven by a loss on the MSR hedge, which was put in place during the quarter to reduce net income volatility related to changes in fair value of MSR assets due to valuation inputs or assumptions.

Comparison of current year-to-date to prior year period

For the nine months ended September 30, 2022, the Core Banking segment had net income of $221.7 million, a decrease of $76.1 million, as compared to the same period in the prior year, mainly attributable to an increase in the provision for credit losses, a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in net interest income. The change in the provision is due to allowance requirements for new loan generation, loan mix changes, and changes to the economic forecasts used in credit models. The decrease in non-interest income was due to a fair value loss of $51.5 million for the nine months ended September 30, 2022, driven by an increase in long-term interest rates and their effect on fair value adjustments related to investment securities, swap derivatives, and loans carried at fair value. This compares to a fair value gain of $13.4 million for the nine months ended September 30, 2021. The increase in net interest income is reflective of the increase in loans and leases and the favorable impact of higher interest rates during the period.

The Mortgage Banking segment had net income of $32.1 million for the nine months ended September 30, 2022, compared to net income of $34.2 million during the same period of the prior year. The decrease was primarily due to lower revenue from the origination and sale of residential mortgages given lower volumes and gain on sale margins, and a loss on the MSR hedge that was put in place during the third quarter of 2022 to reduce net income volatility related to changes in fair value of MSR assets due to valuation inputs or assumptions. These changes were offset by a net write-up of the MSR asset during the nine months ended September 30, 2022, compared to a net write-down during the same period of the prior year, and a decrease in non-interest expense, which is due to decreased incentives as originations have slowed due to rising interest rates.

The following table presents the return on average assets, average common shareholders' equity and average tangible common shareholders' equity for the three months ended September 30, 2022 and June 30, 2022, respectively, as well as the nine months ended September 30, 2022 and 2021. For each period presented, the table includes the calculated ratios based on reported net income. To the extent return on average common shareholders' equity is used to compare our performance with other financial institutions that do not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net income by average shareholders' common equity less average goodwill and other intangible assets, net (excluding MSR). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Return on average assets	1.09%	1.04%	1.11%	1.48%
Return on average common shareholders' equity	12.99%	12.20%	12.94%	16.47%
Return on average tangible common shareholders' equity	13.02%	12.23%	12.98%	16.55%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$2,567,266	$2,584,836	$2,621,725	$2,694,968
Less: average goodwill and other intangible assets, net	6,343	7,379	7,369	12,922
Average tangible common shareholders' equity	$2,560,923	$2,577,457	$2,614,356	$2,682,046

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

The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021
Total shareholders' equity	$2,417,514	$2,749,270
Subtract:
Other intangible assets, net	5,764	8,840
Tangible common shareholders' equity	$2,411,750	$2,740,430
Total assets	$31,471,960	$30,640,936
Subtract:
Other intangible assets, net	5,764	8,840
Tangible assets	$31,466,196	$30,632,096
Total shareholders' equity to total assets ratio	7.68%	8.97%
Tangible common equity ratio	7.66%	8.95%

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

Net Interest Income

Comparison of current quarter to prior quarter

Net interest income for the three months ended September 30, 2022 was $287.6 million, an increase of $39.4 million compared to the three months ended June 30, 2022. The increase was driven by a $44.2 million increase in the total interest and fees on loans and leases, due to assets repricing higher in the rising rate environment and growth in the loan portfolio, offset by an increase of $7.8 million in interest expense due to the increase in long-term rates in the quarter compared to the prior period.

The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.88% for the three months ended September 30, 2022, as compared to 3.41% for the three months ended June 30, 2022. The increase in net interest margin primarily resulted from an increase in the average yields on interest-earning assets, due to a higher mix of loans as a percentage of earning assets as well as an increase in individual category earning asset yields given upward interest rate movements.

The yield on loans and leases for the three months ended September 30, 2022 increased by 47 basis points as compared to the three months ended June 30, 2022, primarily attributable to the impact of the higher interest rate environment increasing yields on floating and adjustable rate loans.

The cost of interest-bearing liabilities for the three months ended September 30, 2022 increased by 19 basis points compared to the three months ended June 30, 2022, due primarily to rising interest rates.

Comparison of current year-to-date to prior year period

Net interest income for the nine months ended September 30, 2022 was $764.5 million, an increase of $78.3 million compared to the nine months ended September 30, 2021. The increase for the nine months ended September 30, 2022 was due primarily to higher loan interest income from increasing rates and higher average loan and lease balances.

The net interest margin on a fully tax equivalent basis was 3.48% for the nine months ended September 30, 2022, as compared to 3.20% for the nine months ended September 30, 2021. The increase in net interest margin for the nine months ended September 30, 2022, primarily resulted from an increase in the average yields on interest-earning assets, due to a higher mix of loans as a percentage of earning assets.

The yield on loans and leases for the nine months ended September 30, 2022, increased by 5 basis points as compared to the same period in 2021, primarily attributable to the rising interest rate environment, which favorably impacted the repricing of floating and adjustable rate loans and the coupon rate on new loan generation.

The cost of interest-bearing liabilities decreased by 2 basis points for the nine months ended September 30, 2022, as compared to the same period in 2021, due to a higher mix of lower-cost deposits during the current period. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds.

The following tables present condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three months ended September 30, 2022 and June 30, 2022, as well as the nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended
	September 30, 2022			June 30, 2022
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$173,397	$2,205	5.09%	$264,320	$2,742	4.15%
Loans and leases (1)	24,886,203	276,625	4.41%	23,550,796	231,932	3.94%
Taxable securities	3,271,185	18,261	2.23%	3,410,091	17,340	2.03%
Non-taxable securities (2)	212,847	1,651	3.10%	220,327	1,721	3.13%
Temporary investments and interest-bearing cash	893,471	5,115	2.27%	1,663,454	2,919	0.70%
Total interest-earning assets	29,437,103	$303,857	4.10%	29,108,988	$256,654	3.53%
Other assets	1,231,074			1,247,915
Total assets	$30,668,177			$30,356,903
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$3,829,688	$1,705	0.18%	$3,896,553	$610	0.06%
Money market deposits	7,550,791	5,817	0.31%	7,366,987	1,717	0.09%
Savings deposits	2,468,187	250	0.04%	2,426,124	199	0.03%
Time deposits	1,501,724	1,318	0.35%	1,618,394	1,489	0.37%
Total interest-bearing deposits	15,350,390	9,090	0.23%	15,308,058	4,015	0.11%
Repurchase agreements and federal funds purchased	509,559	545	0.42%	512,641	66	0.05%
Borrowings	90,475	798	3.50%	6,273	50	3.21%
Junior subordinated debentures	409,151	5,491	5.33%	393,964	4,001	4.07%
Total interest-bearing liabilities	16,359,575	$15,924	0.39%	16,220,936	$8,132	0.20%
Non-interest-bearing deposits	11,250,764			11,086,376
Other liabilities	490,572			464,755
Total liabilities	28,100,911			27,772,067
Common equity	2,567,266			2,584,836
Total liabilities and shareholders' equity	$30,668,177			$30,356,903
NET INTEREST INCOME		$287,933			$248,522
NET INTEREST SPREAD			3.71%			3.33%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.88%			3.41%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $329,000 for the three months ended September 30, 2022, as compared to approximately $352,000 for the three months ended June 30, 2022.

	Nine Months Ended
	September 30, 2022			September 30, 2021
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$240,928	$7,209	3.99%	$545,237	$12,242	2.99%
Loans and leases (1)	23,676,201	720,699	4.06%	21,866,569	656,772	4.01%
Taxable securities	3,445,386	54,412	2.11%	3,199,653	45,049	1.88%
Non-taxable securities (2)	222,375	5,098	3.06%	248,617	5,627	3.02%
Temporary investments and interest bearing cash	1,718,832	9,387	0.73%	2,850,639	2,635	0.12%
Total interest-earning assets	29,303,722	$796,805	3.62%	28,710,715	$722,325	3.36%
Other assets	1,237,305			1,348,054
Total assets	$30,541,027			$30,058,769
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$3,846,202	$2,813	0.10%	$3,359,865	$1,341	0.05%
Money market deposits	7,519,200	8,942	0.16%	7,593,320	4,516	0.08%
Savings deposits	2,433,651	654	0.04%	2,152,667	523	0.03%
Time deposits	1,623,742	4,612	0.38%	2,336,261	16,414	0.94%
Total interest-bearing deposits	15,422,795	17,021	0.15%	15,442,113	22,794	0.20%
Repurchase agreements and federal funds purchased	502,998	674	0.18%	444,919	232	0.07%
Borrowings	34,662	897	3.46%	259,890	2,787	1.43%
Junior subordinated debentures	394,803	12,641	4.28%	363,122	9,108	3.35%
Total interest-bearing liabilities	16,355,258	$31,233	0.26%	16,510,044	$34,921	0.28%
Non-interest-bearing deposits	11,115,618			10,484,104
Other liabilities	448,426			369,653
Total liabilities	27,919,302			27,363,801
Common equity	2,621,725			2,694,968
Total liabilities and shareholders' equity	$30,541,027			$30,058,769
NET INTEREST INCOME		$765,572			$687,404
NET INTEREST SPREAD			3.36%			3.08%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.48%			3.20%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.0 million for the nine months ended September 30, 2022, as compared to approximately $1.1 million for the same period in 2021.

The following tables set forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the three months ended September 30, 2022 as compared to three months ended June 30, 2022, as well as the nine months ended September 30, 2022 and 2021, respectively. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	Three Months Ended
	September 30, 2022 compared to June 30, 2022
	Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(1,070)	$533	$(537)
Loans and leases	14,318	30,375	44,693
Taxable securities	(724)	1,645	921
Non-taxable securities (1)	(58)	(12)	(70)
Temporary investments and interest-bearing cash	(1,859)	4,055	2,196
Total interest-earning assets (1)	10,607	36,596	47,203
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	(10)	1,105	1,095
Money market deposits	45	4,055	4,100
Savings deposits	4	47	51
Time deposits	(96)	(75)	(171)
Repurchase agreements and federal funds purchased	342	137	479
Borrowings	743	5	748
Junior subordinated debentures	166	1,324	1,490
Total interest-bearing liabilities	1,194	6,598	7,792
Net increase in net interest income (1)	$9,413	$29,998	$39,411
(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

	Nine Months Ended
	September 30, 2022 compared to September 30, 2021
	Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total
INTEREST-EARNING ASSETS:
Loans held for sale	$(8,242)	$3,209	$(5,033)
Loans and leases	56,160	7,767	63,927
Taxable securities	3,624	5,739	9,363
Non-taxable securities (1)	(600)	71	(529)
Temporary investments and interest-bearing cash	(1,431)	8,183	6,752
Total interest-earning assets (1)	49,511	24,969	74,480
INTEREST-BEARING LIABILITIES:
Interest bearing demand deposits	218	1,254	1,472
Money market deposits	(45)	4,471	4,426
Savings deposits	72	59	131
Time deposits	(3,996)	(7,806)	(11,802)
Repurchase agreements and federal funds purchased	372	70	442
Borrowings	(3,713)	1,823	(1,890)
Junior subordinated debentures	847	2,686	3,533
Total interest-bearing liabilities	(6,245)	2,557	(3,688)
Net increase (decrease) in net interest income (1)	$55,756	$22,412	$78,168
(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

Provision for Credit Losses

Comparison of current quarter to prior quarter

The Company had a $27.6 million provision for credit losses for the three months ended September 30, 2022, as compared to a $18.7 million provision for credit losses for the three months ended June 30, 2022.

The September 30, 2022 provision reflects allowance requirements for new loan generation and loan mix changes, and changes between economic forecasts used in credit models. As an annualized percentage of average outstanding loans and leases, the provision for credit losses recorded for the three months ended September 30, 2022 was 0.44%, as compared to 0.32% for the three months ended June 30, 2022.

For the three months ended September 30, 2022, net charge-offs were $6.6 million, as compared to $6.2 million for the three months ended June 30, 2022. As an annualized percentage of average outstanding loans and leases, net charge-offs for the three months ended September 30, 2022 were 0.11%, as compared to 0.11% for the three months ended June 30, 2022.

Comparison of current year-to-date to prior year period

The Company had a $51.1 million provision for credit losses for the nine months ended September 30, 2022, as compared to a recapture of provision for credit losses of $41.9 million for the nine months ended September 30, 2021. The change in the provision reflects allowance requirements for new loan generation and loan mix changes, and changes between economic forecasts used in credit models. As an annualized percentage of average outstanding loans and leases, the provision (recapture) for credit losses recorded for the nine months ended September 30, 2022 was 0.29%, compared to (0.26)% for the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, net charge-offs were $18.4 million, as compared to $37.5 million for the nine months ended September 30, 2021. As an annualized percentage of average outstanding loans and leases, net charge-offs for the nine months ended September 30, 2022 were 0.10%, as compared to 0.23% for the nine months ended September 30, 2021. The majority of net charge-offs relate to leases and equipment finance loans, included within the commercial loan portfolio.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged-off. The non-accrual leases and equipment finance agreements of $14.6 million as of September 30, 2022 have a related allowance for credit losses of $12.5 million, with the remaining loans written-down to the estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

Non-Interest Income

The following table presents the key components of non-interest income for the three months ended September 30, 2022, compared to the three months ended June 30, 2022, as well as the comparison of the nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
(in thousands)	September 30, 2022	June 30, 2022	Change Amount	Change Percent	September 30, 2022	September 30, 2021	Change Amount	Change Percent
Service charges on deposits	$12,632	$12,011	$621	5%	$36,226	$30,898	$5,328	17%
Card-based fees	9,115	10,530	(1,415)	(13)%	28,353	26,759	1,594	6%
Brokerage revenue	27	27	—	—%	65	5,081	(5,016)	(99)%
Residential mortgage banking revenue, net	17,341	30,544	(13,203)	(43)%	108,671	143,626	(34,955)	(24)%
Gain on sale of debt securities, net	—	—	—	nm	2	4	(2)	(50)%
Loss on equity securities, net	(2,647)	(2,075)	(572)	28%	(7,383)	(1,045)	(6,338)	nm
Gain on loan and lease sales, net	1,525	1,303	222	17%	5,165	10,899	(5,734)	(53)%
Bank owned life insurance income	2,023	2,110	(87)	(4)%	6,220	6,201	19	—%
Other (losses) income	(10,571)	785	(11,356)	nm	(12,670)	51,157	(63,827)	(125)%
Total non-interest income	$29,445	$55,235	$(25,790)	(47)%	$164,649	$273,580	$(108,931)	(40)%

Comparison of current quarter to prior quarter

Residential mortgage banking revenue, which is the primary source of income for the Mortgage Banking segment, decreased as compared to three months ended June 30, 2022. The variance for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022, was driven by rising long-term interest rates and attributable to lower origination and sales revenue, favorable changes in the fair value of the MSR asset, and a loss on the MSR hedge that was put in place during the quarter. The gain on the fair value of the MSR asset due to valuation inputs or assumptions was $16.4 million, which was offset by the MSR hedge loss of $14.1 million, for the three months ended September 30, 2022, compared to a fair value gain due to valuation inputs of $10.9 million for the three months ended June 30, 2022. Revenue related to the origination and sale of residential mortgages decreased by $4.6 million for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022.

For-sale mortgage closed loan volume for the three months ended September 30, 2022, decreased 31%, as compared to the three months ended June 30, 2022. However, the gain on sale margin increased to 2.65% for the three months ended September 30, 2022, as compared to 2.62% for the three months ended June 30, 2022.

Other (losses) income for the three months ended September 30, 2022 decreased by $11.4 million, as compared to the three months ended June 30, 2022, primarily due to an increase in fair value loss on certain loans held for investment to $26.4 million from $15.2 million, which reduced other income by $11.2 million. A $3.1 million decline in the gain on swap derivatives was partially offset by a $1.7 million increase in customer swap fee revenue, as compared to the prior quarter.

Comparison of current year-to-date to prior year period

Service charges on deposits increased as compared to the nine months ended September 30, 2021, due mainly to higher customer activity.

Brokerage revenue decreased for the nine months ended September 30, 2022, as compared to the same period of the prior year, due to the sale of Umpqua Investments, Inc. in April 2021.

The decrease in gain on loan and lease sales income for the nine months ended September 30, 2022, as compared to prior period, was driven by a decrease in SBA loan sales during the period.

For the nine months ended September 30, 2022, the decrease in other (losses) income was primarily attributable to a loss on the fair value on certain loans held for investment of $62.7 million, as compared to a gain of $5.7 million for the nine months ended September 30, 2021. Additionally, a one-time gain on the sale of Umpqua Investments, Inc. of $4.4 million was recorded for the nine months ended September 30, 2021. This was partially offset by a $9.9 million increase in the gain on swap derivatives and a $5.0 million increase in customer swap fee revenue, as compared to the prior period.

Residential mortgage banking revenue, which is the primary source of income for the Mortgage Banking segment, decreased as compared to the nine months ended September 30, 2021. The variance for the nine months ended September 30, 2022, as compared to prior periods, was driven by rising long-term interest rates and attributable to lower revenue from the origination and sale of residential mortgages, favorable changes in the fair value of the MSR asset, and a loss taken on the MSR hedge that was put in place during the third quarter of 2022. The gain on the fair value of the MSR asset due to valuation inputs and assumptions was $67.5 million, which was partially offset by the MSR hedge loss of $14.1 million, for the nine months ended September 30, 2022, compared to a fair value loss of the MSR asset due to valuation inputs of $4.3 million for the nine months ended September 30, 2021. Revenue related to origination and sale of residential mortgages decreased by $91.7 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, for-sale mortgage closed loan volume decreased 58% compared to the nine months ended September 30, 2021. Additionally, the gain on sale margin decreased to 2.62% for the nine months ended September 30, 2022, as compared to 3.46% for the nine months ended September 30, 2021.

Origination volume is generally linked to the level of interest rates. When rates fall, origination volume would be expected to be elevated relative to historical levels. When rates rise, origination volume would be expected to decline. The MSR asset value is also sensitive to interest rates, and generally falls with lower rates and rises with higher rates, resulting in fair value losses and gains, respectively, due to changes in valuation inputs or assumptions, where applicable. In August 2022, a MSR hedge was put in place as we work to minimize the interest rate risk of mortgage servicing rights and reduce net income volatility related to changes in fair value of MSR assets due to valuation inputs or assumptions.

The following table presents our residential mortgage banking revenue for the three months ended September 30, 2022 and June 30, 2022, as well as the nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Origination and sale	$10,515	$15,101	$42,460	$134,165
Servicing	9,529	9,505	28,174	27,379
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	(4,978)	(4,961)	(15,286)	(13,592)
Changes in valuation inputs or assumptions (1)	16,403	10,899	67,451	(4,326)
MSR hedge loss	(14,128)	—	(14,128)	—
Residential mortgage banking revenue, net	$17,341	$30,544	$108,671	$143,626

Loans Held for Sale Production Statistics:
Closed loan volume for-sale	$396,979	$576,532	$1,622,633	$3,875,836
Gain on sale margin	2.65%	2.62%	2.62%	3.46%
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Non-Interest Expense

The following table presents the key elements of non-interest expense for the three months ended September 30, 2022 and June 30, 2022, as well as the nine months ended September 30, 2022 and 2021.

	Three Months Ended				Nine Months Ended
(in thousands)	September 30, 2022	June 30, 2022	Change Amount	Change Percent	September 30, 2022	September 30, 2021	Change Amount	Change Percent
Salaries and employee benefits	$109,164	$110,942	$(1,778)	(2)%	$333,244	$363,343	$(30,099)	(8)%
Occupancy and equipment, net	35,042	34,559	483	1%	104,430	103,236	1,194	1%
Communications	2,542	2,585	(43)	(2)%	7,881	8,633	(752)	(9)%
Marketing	1,505	1,649	(144)	(9)%	5,552	5,077	475	9%
Services	13,355	14,402	(1,047)	(7)%	39,094	36,279	2,815	8%
FDIC assessments	3,007	2,954	53	2%	10,477	6,342	4,135	65%
Intangible amortization	1,025	1,026	(1)	—%	3,076	3,390	(314)	(9)%
Merger related expenses	769	2,672	(1,903)	(71)%	5,719	—	5,719	nm
Other expenses	11,555	8,785	2,770	32%	30,495	34,445	(3,950)	(11)%
Total non-interest expense	$177,964	$179,574	$(1,610)	(1)%	$539,968	$560,745	$(20,777)	(4)%
nm = Not meaningful

Comparison of current quarter to prior quarter

Merger related expenses, related to the proposed merger with Columbia decreased $1.9 million during the three months ended September 30, 2022 as compared to the three months ended June 30, 2022, due to reduced consulting and legal costs incurred.

Other expenses for the three months ended September 30, 2022 increased as compared to the three months ended June 30, 2022, driven by $1.4 million in exit and disposal costs, a $923,000 increase from the prior quarter.

Comparison of current year-to-date to prior year period

Salaries and employee benefits decreased for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a decrease in mortgage banking production related incentive pay during the period, due to increasing rates suppressing demand for mortgage products.

Merger related expenses, related to the proposed merger with Columbia, were $5.7 million for the nine months ended September 30, 2022, compared to no such expenses for the nine months ended September 30, 2021.

Other expenses decreased, as compared to prior periods, due to a decrease in exit and disposal costs of $4.9 million for the nine months ended September 30, 2022. The prior elevated levels of exit and disposal costs was due to store consolidations and back-office lease exits as part of Umpqua's Next Gen 2.0 strategy.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents were $1.6 billion as of September 30, 2022, compared to $2.8 billion as of December 31, 2021. The decrease of interest-bearing cash and temporary investments reflects strong loan portfolio growth of $3.0 billion, offset by increases in borrowings of $750.0 million and deposits of $222.4 million, respectively, in the period.

Investment Securities

Investment debt securities available for sale were $3.1 billion as of September 30, 2022, compared to $3.9 billion at December 31, 2021. The decrease was due to a decrease of $575.8 million in fair value of investment securities available for sale, due to the increase in rates during the period, as well as sales and paydowns of $328.7 million, offset partially by purchases of $175.7 million of investment securities.

The following tables present the available for sale and held to maturity investment debt securities portfolio by major type as of September 30, 2022 and December 31, 2021:

	Investment Securities Available for Sale
	September 30, 2022		December 31, 2021
(dollars in thousands)	Fair Value	%	Fair Value	%
U.S. Treasury and agencies	$830,813	26%	$918,053	24%
Obligations of states and political subdivisions	269,904	9%	330,784	8%
Mortgage-backed securities and collateralized mortgage obligations	2,035,674	65%	2,621,598	68%
Total available for sale securities	$3,136,391	100%	$3,870,435	100%

	Investment Securities Held to Maturity
	September 30, 2022		December 31, 2021
(dollars in thousands)	Amortized Cost	%	Amortized Cost	%
Mortgage-backed securities and collateralized mortgage obligations	$2,547	100%	$2,744	100%
Total held to maturity securities	$2,547	100%	$2,744	100%

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

Gross unrealized losses in the available for sale investment portfolio were $569.8 million as of September 30, 2022. This consisted primarily of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of $430.4 million. The unrealized losses were attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no ACL was considered necessary on these debt securities as of September 30, 2022.

Loans and Leases

Total loans and leases outstanding as of September 30, 2022 were $25.5 billion, an increase of $3.0 billion as compared to December 31, 2021. The increase is attributable to new loan and lease originations, with the majority being in multifamily and residential mortgage loans. The loan to deposit ratio as of September 30, 2022 is 95%, as compared to 85% as of December 31, 2021.

The following table presents the concentration distribution of the loan and lease portfolio, net of deferred fees and costs, as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate
Non-owner occupied term, net	$3,846,426	15%	$3,786,887	17%
Owner occupied term, net	2,549,761	10%	2,332,422	10%
Multifamily, net	5,090,661	20%	4,051,202	18%
Construction & development, net	1,036,931	4%	890,338	4%
Residential development, net	205,935	1%	206,990	1%
Commercial
Term, net	3,003,424	12%	3,008,473	13%
Lines of credit & other, net	914,507	4%	910,733	4%
Leases & equipment finance, net	1,669,817	6%	1,467,676	7%
Residential
Mortgage, net	5,470,624	21%	4,517,266	20%
Home equity loans & lines, net	1,565,094	6%	1,197,170	5%
Consumer & other, net	154,771	1%	184,023	1%
Total, net of deferred fees and costs	$25,507,951	100%	$22,553,180	100%

Asset Quality and Non-Performing Assets

The following table summarizes our non-performing assets, TDR loans, the ACL and asset quality ratios as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021
Loans and leases on non-accrual status
Commercial real estate, net	$5,403	$5,767
Commercial, net	18,652	13,098
Residential, net	—	—
Consumer & other, net	—	—
Total loans and leases on non-accrual status	24,055	18,865
Loans and leases past due 90 days or more and accruing
Commercial real estate, net	1	1
Commercial, net	5,143	4,160
Residential, net (1)	21,411	27,981
Consumer & other, net	152	194
Total loans and leases past due 90 days or more and accruing (1)	26,707	32,336
Total non-performing loans and leases	50,762	51,201
Other real estate owned	—	1,868
Total non-performing assets	$50,762	$53,069
Restructured loans (2)	$7,076	$6,694
Allowance for credit losses on loans and leases	$283,065	$248,412
Reserve for unfunded commitments	11,853	12,767
Allowance for credit losses	$294,918	$261,179
Asset quality ratios:
Non-performing assets to total assets	0.16%	0.17%
Non-performing loans and leases to total loans and leases	0.20%	0.23%
Allowance for credit losses on loans and leases to total loans and leases	1.11%	1.10%
Allowance for credit losses to total loans and leases	1.16%	1.16%
Allowance for credit losses to total non-performing loans and leases	581%	510%
(1)Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $1.0 million at September 30, 2022.
(2)Represents accruing TDR loans performing according to their restructured terms.

A decline in the economic conditions and other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured or transferred to other real estate owned in the future.

Allowance for Credit Losses

The ACL totaled $294.9 million at September 30, 2022, an increase of $33.7 million from December 31, 2021. The following table shows the activity in the ACL for the three months ended September 30, 2022 and June 30, 2022, as well as the nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Allowance for credit losses on loans and leases
Balance, beginning of period	$261,111	$248,564	$248,412	$328,401
Provision (recapture) for credit losses on loans and leases	28,542	18,787	53,025	(33,381)
Charge-offs
Commercial real estate, net	—	(8)	(8)	(1,086)
Commercial, net	(9,459)	(9,035)	(26,352)	(44,228)
Residential, net	(4)	—	(171)	(70)
Consumer & other, net	(929)	(836)	(2,650)	(2,983)
Total charge-offs	(10,392)	(9,879)	(29,181)	(48,367)
Recoveries
Commercial real estate, net	123	73	221	589
Commercial, net	2,842	2,934	8,321	8,118
Residential, net	249	216	638	598
Consumer & other, net	590	416	1,629	1,602
Total recoveries	3,804	3,639	10,809	10,907
Net (charge-offs) recoveries
Commercial real estate, net	123	65	213	(497)
Commercial, net	(6,617)	(6,101)	(18,031)	(36,110)
Residential, net	245	216	467	528
Consumer & other, net	(339)	(420)	(1,021)	(1,381)
Total net charge-offs	(6,588)	(6,240)	(18,372)	(37,460)
Balance, end of period	$283,065	$261,111	$283,065	$257,560
Reserve for unfunded commitments
Balance, beginning of period	$12,823	$12,918	$12,767	$20,286
(Recapture) provision for credit losses on unfunded commitments	(970)	(95)	(914)	(8,534)
Balance, end of period	11,853	12,823	11,853	11,752
Total allowance for credit losses	$294,918	$273,934	$294,918	$269,312
As a percentage of average loans and leases (annualized):
Net charge-offs	0.11%	0.11%	0.10%	0.23%
Provision (recapture) for credit losses	0.44%	0.32%	0.29%	(0.26)%
Recoveries as a percentage of charge-offs	36.61%	36.84%	37.04%	22.55%

The provision for credit losses includes the provision (recapture) for loan and lease losses and the (recapture) provision for unfunded commitments. The increase in the provision is due to organic loan growth as well as updates to the economic forecasts used in credit models.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans in each category to total loans and leases as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	% Loans to total loans	Amount	% Loans to total loans
Commercial real estate	$85,543	50%	$99,075	50%
Commercial	151,600	22%	117,573	24%
Residential	41,138	27%	29,068	25%
Consumer & other	4,784	1%	2,696	1%
Allowance for credit losses on loans and leases	$283,065		$248,412

The following table shows the change in the allowance for credit losses from June 30, 2022 to September 30, 2022:

(dollars in thousands)	June 30, 2022	Q3 2022 net (charge-offs) recoveries	Reserve build/(release)	September 30, 2022	% of Loan and leases outstanding
Commercial real estate	$96,334	$123	$(5,557)	$90,900	0.71%
Commercial	133,687	(6,617)	27,341	154,411	2.76%
Residential	39,321	245	4,611	44,177	0.63%
Consumer & Other	4,592	(339)	1,177	5,430	3.51%
Total allowance for credit losses	$273,934	$(6,588)	$27,572	$294,918	1.16%
% of loans and leases outstanding	1.12%			1.16%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios. For the third quarter of 2022, the Bank used Moody's Analytics' August consensus economic forecast, which shows a worsening economic situation from the forecast used in the prior quarter. Key components include U.S. real GDP average annualized growth of 1.7% in 2022, decreasing to 1.3% in 2023, 1.7% in 2024, and 1.9% in 2025, and an average unemployment rate of 3.6% in 2022, 3.9% in 2023, 4.0% in 2024, and 3.9% in 2025. The forecasted average federal funds rate is expected to be 3.2% in Q4 2022, 3.3% in 2023, 2.8% in 2024, and 2.6% in 2025. The models for calculating the ACL are sensitive to changes in these and other economic variables, which could result in volatility as these assumptions change over time.

We believe that the ACL as of September 30, 2022 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

Residential Mortgage Servicing Rights

The following table presents the changes in our residential MSR portfolio for the three months ended September 30, 2022 and June 30, 2022, as well as the nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Balance, beginning of period	$179,558	$165,807	$123,615	$92,907
Additions for new MSR capitalized	5,194	7,813	20,397	30,845
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(4,978)	(4,961)	(15,286)	(13,592)
Changes due to valuation inputs or assumptions (1)	16,403	10,899	67,451	(4,326)
Balance, end of period	$196,177	$179,558	$196,177	$105,834
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our residential serviced loan portfolio as of September 30, 2022 and December 31, 2021 was as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Balance of loans serviced for others	$12,997,911	$12,755,671
MSR as a percentage of serviced loans	1.51%	0.97%

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

Due to changes to inputs in the valuation model including changes in discount rates and prepayment speeds, the fair value of the MSR asset increased by $16.4 million and $67.5 million for the three and nine months ended September 30, 2022, as compared to an increase of $10.9 million for the three months ended June 30, 2022 and a decrease of $4.3 million for the nine months ended September 30, 2021. The fair value of the MSR asset decreased by $5.0 million and $15.3 million, due to the passage of time, including the impact of regularly scheduled repayments, paydowns and payoffs during the three and nine months ended September 30, 2022, as compared to a decrease of $5.0 million for the three months ended June 30, 2022 and $13.6 million for the nine months ended September 30, 2021.

Deposits

Total deposits were $26.8 billion at September 30, 2022, an increase of $222.4 million, as compared to December 31, 2021. The increase is mainly attributable to growth in non-interest and interest bearing demand and savings accounts, partially offset by decreases in time and money market deposits.

The following table presents the deposit balances by category as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%
Non-interest bearing demand	$11,246,358	42%	$11,023,724	41%
Interest bearing demand	3,903,746	15%	3,774,937	14%
Money market	7,601,506	28%	7,611,718	29%
Savings	2,455,917	9%	2,375,723	9%
Time, greater than $250,000	410,199	2%	480,432	2%
Time, $250,000 or less	1,199,381	4%	1,328,151	5%
Total deposits	$26,817,107	100%	$26,594,685	100%

The Company's total core deposits, which are deposits less time deposits greater than $250,000 and all brokered deposits, were $26.3 billion at September 30, 2022, compared to $26.0 billion at December 31, 2021. The Company's brokered deposits totaled $114.4 million at September 30, 2022, compared to $149.9 million at December 31, 2021.

Borrowings

At September 30, 2022, the Bank had outstanding securities sold under agreements to repurchase of $383.6 million, a decrease of $108.7 million from December 31, 2021. The Bank had outstanding borrowings consisting of advances from the FHLB of $756.2 million at September 30, 2022 and $6.3 million at December 31, 2021. The increase was due to $750.0 million in short-term advances, which have fixed rates ranging from 3.31% to 3.80% and are set to mature before the end of 2022. The remaining advance has a fixed interest rate of 7.10% and matures in 2030. Advances from the FHLB are secured by investment securities and loans secured by real estate.

Junior Subordinated Debentures

We had junior subordinated debentures with carrying values of $413.6 million and $381.1 million at September 30, 2022 and December 31, 2021, respectively. The increase is mainly due to the $31.8 million change in fair value for the junior subordinated debentures elected to be carried at fair value, which is due to an increase in the implied forward curve resulting in increased cash flows, partially offset by an increase in the discount rate. As of September 30, 2022, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three-month LIBOR. These instruments mature after June 2023, and we anticipate they will be covered under pending federal legislation that will allow us to replace the LIBOR index with SOFR under a safe-harbor provision.

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance. Public deposits represented 6% and 5% of total deposits at September 30, 2022 and December 31, 2021, respectively. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $9.3 billion at September 30, 2022, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $1.2 billion, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at September 30, 2022. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $144.0 million of dividends paid by the Bank to the Company in the nine months ended September 30, 2022. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. FDIC and Oregon Division of Financial Regulation approval is required for quarterly dividends from Umpqua Bank to the Company.

As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $904.7 million during the nine months ended September 30, 2022, with the difference between cash provided by operating activities and net income consisting primarily of proceeds from the sale of loans held for sale of $1.8 billion, the increase in other liabilities of $248.4 million, and the decrease in other assets of $203.8 million, offset by originations of loans held for sale of $1.6 billion. This compares to net cash provided by operating activities of $541.5 million during the nine months ended September 30, 2021, with the difference between cash provided by operating activities and net income consisting primarily of proceeds from the sale of loans held for sale of $4.1 billion, and the decrease in other assets of $161.1 million, offset by originations of loans held for sale of $3.9 billion, the gain on sale of loans of $124.8 million, and the recapture of provision for loan and lease losses of $41.9 million.

Net cash of $2.8 billion used in investing activities during the nine months ended September 30, 2022, consisted principally of net change in loans of $3.1 billion, purchases of available for sale investment securities of $175.7 million and purchases of restricted equity securities of $164.3 million offset by proceeds from available for sale investment securities of $328.7 million, redemption of restricted equity securities of $134.3 million and the proceeds from sales of loans and leases of $111.6 million. This compares to net cash of $764.9 million used in investing activities during the nine months ended September 30, 2021, consisted principally of purchases of available for sale investment securities of $1.5 billion, and net loan originations of $85.5 million, offset by proceeds from available for sale investment securities of $578.2 million and the proceeds from sales of loans and leases of $182.6 million.

Net cash of $723.0 million provided by financing activities during the nine months ended September 30, 2022, primarily consisted of $750.0 million proceeds from borrowings and $222.4 million net increase in deposit liabilities, partially offset by $136.7 million of dividends paid on common stock and the net decrease in securities sold under agreements to repurchase of $108.7 million. This compares to net cash of $1.4 billion provided by financing activities during the nine months ended September 30, 2021, primarily consisted of $2.3 billion net increase in deposits and the net increase in securities sold under agreements to repurchase of $92.4 million, offset by $765.0 million repayment of borrowings, $138.2 million of dividends paid on common stock, and the repurchase and retirement of common stock of $80.7 million.

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

Off-balance-Sheet Arrangements

Information regarding Off-Balance-Sheet Arrangements is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Concentrations of Credit Risk

Information regarding Concentrations of Credit Risk is included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

Shareholders' equity at September 30, 2022 was $2.4 billion. The decrease in shareholders' equity during the nine months ended September 30, 2022 was principally due to the other comprehensive loss, net of tax, of $451.3 million and cash dividends paid of $137.4 million offset by net income of $253.8 million during the period.

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

On July 20, 2022, the Company declared a cash dividend in the amount of $0.21 per common share based on second quarter 2022 performance, which was paid on August 15, 2022. The Company also declared a quarterly cash dividend, based on third quarter 2022 performance, of $0.21 per common share, paid on October 28, 2022, to shareholders of record as of October 14, 2022.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the three months ended September 30, 2022 and June 30, 2022, and the nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Dividend declared per common share	$0.21	$0.21	$0.63	$0.63
Dividend payout ratio	54%	58%	54%	42%

In July 2021, the Company announced that its Board of Directors approved a share repurchase program, which authorized the Company to repurchase up to $400 million of common stock from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. As of September 30, 2022, the Company repurchased a total of $78.2 million in shares under the program. During the nine months ended September 30, 2022, no shares were repurchased under the program and the program expired July 31, 2022.

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

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of the Basel III at September 30, 2022 and December 31, 2021:

	Actual		For Capital Adequacy purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total Capital (to Risk Weighted Assets)
Consolidated	$3,589,092	13.18%	$2,177,922	8.00%	$2,722,403	10.00%
Umpqua Bank	$3,374,328	12.40%	$2,177,601	8.00%	$2,722,002	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$2,895,554	10.64%	$1,633,442	6.00%	$2,177,922	8.00%
Umpqua Bank	$3,131,788	11.51%	$1,633,201	6.00%	$2,177,601	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$2,895,554	10.64%	$1,225,081	4.50%	$1,769,562	6.50%
Umpqua Bank	$3,131,788	11.51%	$1,224,901	4.50%	$1,769,301	6.50%
Tier I Capital (to Average Assets)
Consolidated	$2,895,554	9.35%	$1,238,774	4.00%	$1,548,467	5.00%
Umpqua Bank	$3,131,788	10.11%	$1,239,024	4.00%	$1,548,780	5.00%
December 31, 2021
Total Capital (to Risk Weighted Assets)
Consolidated	$3,429,047	14.26%	$1,923,934	8.00%	$2,404,917	10.00%
Umpqua Bank	$3,085,848	12.83%	$1,924,015	8.00%	$2,405,019	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$2,785,794	11.58%	$1,442,950	6.00%	$1,923,934	8.00%
Umpqua Bank	$2,893,593	12.03%	$1,443,011	6.00%	$1,924,015	8.00%
Tier I Common (to Risk Weighted Assets)
Consolidated	$2,785,794	11.58%	$1,082,213	4.50%	$1,563,196	6.50%
Umpqua Bank	$2,893,593	12.03%	$1,082,258	4.50%	$1,563,262	6.50%
Tier I Capital (to Average Assets)
Consolidated	$2,785,794	9.01%	$1,236,265	4.00%	$1,545,331	5.00%
Umpqua Bank	$2,893,593	9.36%	$1,236,518	4.00%	$1,545,648	5.00%

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2022 indicates there are no material changes in the qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2021. However, increasing interest rates resulting from Federal Reserve monetary policy and programs to address inflationary pressures have shifted the estimated impact of rate changes on our net interest income over a one-year time horizon.

Interest Rate Simulation Impact on Net Interest Income

The following table presents interest rate simulations under different scenarios. Each simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. The scenarios presented are as of September 30, 2022, and December 31, 2021 and 2020:

	Q3 2022	2021	2020
Up 300 basis points	3.0%	9.7%	9.7%
Up 200 basis points	2.0%	6.3%	6.5%
Up 100 basis points	1.0%	3.0%	3.2%
Down 100 basis points	(3.1)%	(1.2)%	(1.8)%
Down 200 basis points	(6.5)%	(2.4)%	(2.9)%
Down 300 basis points	(10.2)%	(3.1)%	(3.3)%

For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet.

As rates have increased in 2022, our asset sensitivity in an increasing rate environment has decreased and our sensitivity in a decreasing rate environment has increased as loans have moved off floors while interest bearing deposits have remained near historical low levels.

The short-term interest rate environment is primarily a function of the monetary policy of the Federal Reserve Board. The principal tools of the Federal Reserve for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and Federal agency securities, as well as the establishment of a short-term target rate. The Federal Reserve’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by the market’s expectations for economic growth and inflation, but they can also be influenced by Federal Reserve purchases and sales and expectations of monetary policy going forward.

Starting in March 2022, in response to persistent inflation, the FOMC raised the target range for the federal funds rate from 0.00% - 0.25% to a target range of 3.00% - 3.25% at September 30, 2022. Expectations are for the FOMC to continue increasing this target range until inflation is controlled and price stability is restored. Increases in the federal funds rate and the unwinding of its balance sheet could cause overall interest rates to rise, which may negatively impact the U.S. real estate markets and affect deposit growth and pricing. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic filings with the SEC. The disclosure controls and procedures were last evaluated by management as of September 30, 2022.

No change in internal control over financial reporting occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.     OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this item is set forth in Part I, Item 1 under Note 6 Commitments and Contingencies—Legal Proceedings and Regulatory Matters, and incorporated herein by reference.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2022:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares that May be Purchased at Period End under the Plan
07/01/22 - 07/31/22	1,617	$17.29	—	$321,797,719
08/01/22 - 08/31/22	—	$—	—	$321,797,719
09/01/22 - 09/30/22	731	$17.61	—	$321,797,719
Total for quarter	2,348	$17.39	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 2,348 shares to be issued upon vesting of restricted stock awards to pay withholding taxes. During the three months ended September 30, 2022, there were no shares repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)On July 21, 2021, the Company approved a share repurchase program, which authorizes the Company to repurchase up to $400 million of common stock from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. As of September 30, 2022, the Company repurchased a total of $78.2 million in shares under the program. The Company halted repurchases under the program with the announcement of the proposed merger with Columbia and as required under the Merger Agreement, and the share repurchase program expired on July 31, 2022.

Item 3.    Defaults upon Senior Securities

Not applicable

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits

Exhibit #	Description

2.1	(a) Agreement and Plan of Merger by and among Umpqua Holdings Corporation, Columbia Banking System, Inc, and Cascade Merger Sub, Inc..

3.1	(b) Restated Articles of Incorporation, as amended

3.2	(c) Bylaws, as amended

4.1	(d) Specimen Common Stock Certificate

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

(a)	Incorporated by reference to Exhibit 2.1 to Form 8-K filed October 15, 2021

(b)	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 23, 2018

(c)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed March 24, 2020

(d)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed April 28, 1999

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMPQUA HOLDINGS CORPORATION
(Registrant)

Dated	October 28, 2022	/s/ Cort L. O'Haver
Cort L. O'Haver President and Chief Executive Officer

Dated	October 28, 2022	/s/ Ronald L. Farnsworth
Ronald L. Farnsworth Executive Vice President/Chief Financial Officer and Principal Financial Officer

Dated	October 28, 2022	/s/ Lisa M. White
Lisa M. White Senior Vice President/Corporate Controller and Principal Accounting Officer