Form 10-K
period 2022-12-31
UMPQUA HOLDINGS CORP
filed 2023-02-24
CIK 1077771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .
Commission file number: 001-34624

Umpqua Holdings Corporation
(Exact name of registrant as specified in its charter)

Oregon	93-1261319
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)	of incorporation or organization)
5885 Meadows Road, Suite 400
Lake Oswego, Oregon 97035
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2022, based on the closing price on that date of $16.77 per share, and 137,740,176 shares held was $2,309,902,752.

The registrant had outstanding 217,054,807 shares of common stock as of January 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None

UMPQUA HOLDINGS CORPORATION
FORM 10-K CROSS REFERENCE INDEX

The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-K, including "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

GLOSSARY OF DEFINED TERMS
2013 Plan	The Company's 2013 Incentive Plan
ACL	Allowance for credit losses
ACLLL	Allowance for credit losses on loans and leases
ALCO	Asset/Liability Management Committee
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASC Topic 326	Accounting Standards Codification section also known as Current Expected Credit Losses
ASU	Accounting Standards Update
ATM	Automated teller machine
Bank	Umpqua Bank
Bank Merger	The proposed merger of Columbia State Bank, a Washington state-chartered bank and a wholly owned subsidiary of Columbia, with the Bank, with the Bank as the surviving bank
Basel III	Basel capital framework (third accord)
BIPOC	Black, Indigenous, and People of Color
Board	The Company's Board of Directors
BOLI	Bank owned life insurance
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CD&A	Compensation Discussion and Analysis
CDL	Collateral-dependent loans
CECL	Current Expected Credit Losses (ASU 2016-13, ASC Topic 326)
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
Columbia	Columbia Banking System, Inc.
Company	Umpqua Holdings Corporation and its subsidiaries
COVID-19	Coronavirus Disease 2019
CRA	Community Reinvestment Act of 1977
CVA	Credit valuation adjustments
DCBS	Oregon Department of Consumer and Business Services Division of Financial Regulation
DCF	Discounted cash flow
DCP	Deferred compensation plan
DFAST	Dodd-Frank Act capital stress testing
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTA	Deferred tax assets
ERISA	Employment Retirement Income Security Act of 1974
ESG	Environmental, Social, and Governance
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation

GLOSSARY OF DEFINED TERMS (CONTINUED)
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FinPac	Financial Pacific Leasing, Inc.
Fintech	Financial technology
FRB	Federal Reserve Bank
GAAP	Generally accepted accounting principles
GDP	Gross Domestic Product
GLB Act	Gramm-Leach-Bliley Act of 1999
GNMA	Government National Mortgage Association
HELOC	Home equity line of credit
HUD	United States Department of Housing and Urban Development
ICE	Intercontinental Exchange
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LTI	Long-term incentives
Mergers	Merger Sub will merge with and into Umpqua, with Umpqua as the surviving entity, and immediately following such merger, Umpqua will merge with and into Columbia, with Columbia as the surviving corporation.
Merger Agreement	Agreement dated as of October 11, 2021, by and among Umpqua, Columbia, and Merger Sub
Merger Sub	Cascade Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Columbia
MSR	Mortgage servicing rights
NEO	Named Executive Officer
NOL	Net operating loss
OCC	Office of the Comptroller of the Currency
OEPS	Operating earnings per share
PD	Probability of default
PGE	Portland General Electric Company
PSA	Performance share awards
Riegle-Neal Act	Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
ROATCE	Return on average tangible common equity
ROU	Right-of-use
RSA	Restricted stock awards
RSU	Restricted stock units
RUC	Reserve for unfunded commitments
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate

GLOSSARY OF DEFINED TERMS (CONTINUED)
SRP	Supplemental retirement plan
SRP/DCP	Umpqua Holdings Corporation Supplemental Retirement & Deferred Compensation Plan
STI	Short-term incentives
TDR	Troubled debt restructured
TSR	Total shareholder return
Trusts	23 trusts wholly-owned by the Company
USD	United States dollar
USDA	United States Department of Agriculture
Umpqua	Umpqua Holdings Corporation and its subsidiaries
Umpqua 401(k) Plan	Umpqua Bank 401(k) and Profit Sharing Plan

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
We make forward-looking statements about the benefits of the proposed transaction with Columbia; the plans, objectives, expectations, and intentions of Umpqua and Columbia; the expected timing of completion of the proposed transaction with Columbia; Next Gen 2.0 initiatives including store consolidations, new products and services, technology initiatives, operational improvements, and facilities rationalizations; LIBOR; derivatives and hedging; the results and performance of models and economic forecasts used in our calculation of the ACL; projected sources of funds and the Company's liquidity position; our securities portfolio; loan sales; adequacy of our ACL, including the reserve for unfunded commitments; provision for credit losses; non-performing loans and future losses; performance of troubled debt restructuring; our commercial real estate portfolio, its collectability and subsequent charge-offs; resolution of non-accrual loans; mortgage volumes and the impact of rate changes; planned changes in our home lending division; the economic environment; litigation; dividends; junior subordinated debentures; fair values of certain assets and liabilities, including mortgage servicing rights values and sensitivity analyses; tax rates; deposit pricing; and the effect of accounting pronouncements and changes in accounting methodology.
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
•our ability to retain deposits, especially during store consolidations, the pendency of the Mergers and integration and conversion activities related to the Mergers;
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
•the failure to satisfy any of the conditions to the proposed transaction with Columbia on a timely basis or at all;
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
•potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction and the integration of the two companies and banks;
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

Umpqua Bank is the largest bank with headquarters in the Northwest and is considered one of the most innovative banks in the United States, recognized nationally and internationally for its unique company culture and customer experience strategy. The Bank provides a broad range of banking and other financial services to corporate, institutional, and individual customers.

Business Strategy

Umpqua Bank's primary objective is to become the leading community-oriented financial services organization throughout the Western United States. We intend to increase market share, grow our assets, and increase profitability and total shareholder return by differentiating ourselves from competitors.

On October 12, 2021, we announced that we entered into a definitive agreement with Columbia Banking System, Inc., the parent company of Columbia State Bank, under which the companies will join together in an all-stock combination. Under the terms of the Merger Agreement, Umpqua shareholders will receive 0.5958 of a share of Columbia stock for each Umpqua share they own. The transaction is expected to close after the close of business on February 28, 2023, subject to satisfaction of closing conditions. Upon completion of the Mergers, Umpqua shareholders will own approximately 62% and Columbia shareholders will own approximately 38% of the combined company, and the combined organization will be a leading franchise in the Western United States with more than $50 billion in assets. We believe the combination accelerates our strategic objectives, which are outlined below.

Deliver on Corporate Strategic Objectives. The Company's corporate strategic objectives branded as "Umpqua Next Gen" were designed to modernize the Company, diversify and increase revenue, optimize processes, and improve efficiency. Umpqua Next Gen builds on our customer-centric approach to banking, allowing us to differentiate ourselves in the marketplace and create a competitive advantage. The three pillars of Umpqua Next Gen include: Balanced Growth, Human Digital, and Operational Excellence. In late 2020, Umpqua launched "Next Gen 2.0" to build on the success achieved through the original Next Gen plan announced in late 2017, and we expect our pending combination with Columbia to further expand these objectives.

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
•Become A More Efficient and Effective Company Through Operational Excellence Programs. The objectives of the Operational Excellence programs are to reduce redundancies, simplify processes, and ultimately bring associates closer to the customer. Umpqua redesigned several key processes, including our commercial loan delivery and our deposit origination processes, since the beginning of Umpqua Next Gen. In addition to combining similar functions throughout the Company, we also simplified our supplier and vendor relationships by consolidating spend to key strategic partners.
Establish Strong Brand Awareness. We devote considerable resources to developing the "Umpqua Bank" brand through design strategy, marketing, and delivery through our customer-facing channels, as well as through active public relations, social media, and community-based events and initiatives. Umpqua's goal is to connect with our customers and communities in fresh and engaging ways. The unique look and feel of our stores and interactive displays help demonstrate our commitment to being an innovative, customer-friendly provider of financial products and services, and our active community engagement and investments stand out with commercial customers. Our brand activation approach is based on actions, not just advertising, and builds strong consumer awareness of our products and services.
Prudently Manage Capital. An important part of our strategy is to continue to manage capital prudently and to employ excess capital in a thoughtful and opportunistic manner that improves long-term shareholder returns. We accomplish this through organic growth and a top quartile dividend payout ratio for regional banks. We also pursue combinations with strategic partners, as our pending transaction with Columbia highlights. The combined company will deepen our foothold in the Northwest and California as it creates a leading franchise in the Western United States post-closing. We expect transaction-related synergies to drive growth in loans, deposits, and fee-based products and services as anticipated cost-savings contribute to a more profitable profile that supports capital flexibility at the combined company.

Growth Culture. We believe strongly that by investing in the professional growth of our associates and supporting the economic growth of our communities, we will create more opportunity to provide our products and services and to create deeper customer relationships across bank divisions. Although a successful marketing program will attract customers to visit, well-trained and experienced associates are critical to solving customer needs with the right products and services.
Products and Services
We offer an array of financial products, delivered through traditional and digital channels, to meet the banking needs of our market area and target customers. To ensure the ongoing viability of our product offerings, we regularly examine the desirability and profitability of existing and potential new products. Our customers can access our products through online banking; mobile banking applications, including our Umpqua Go-To® app; and Umpquabank.com.
Commercial Loans and Leases and Commercial Real Estate Loans. We offer specialized loans for corporate and commercial customers, including accounts receivable and inventory financing, multifamily loans, equipment loans, commercial equipment leases, international trade finance, real estate construction loans and permanent financing, and Small Business Administration program financing as well as capital markets.
Treasury Management. As Umpqua focuses on banking the full customer relationship and meeting the needs of customers of all sizes, we offer treasury management and payments solutions to our customers through our Global Payments & Deposits group. These products include ACH, wires, positive pay, remote deposit capture, integrated payments, integrated receivables, lockbox, cash vault, Real-Time Payments via The Clearinghouse, commercial card, and foreign exchange related products. We also offer merchant services in coordination with a strategic partner, Worldpay.

Deposit Products. We offer deposit products, including non-interest bearing checking accounts, analyzed business accounts, interest bearing checking and savings accounts, money market accounts, insured cash sweep and other investment sweep solutions, and certificates of deposit. Interest-bearing accounts earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. Our approach is to provide a streamlined customer experience that meets the customer's needs across all channels. This approach is designed to add value for the customer, increase products per household, and generate related fee income.
Wealth Management. Through Umpqua's Private Bank, we serve high net worth individuals and families and select non-profits and professional services firms, providing deposit, lending, and financial planning solutions. The Private Bank is designed to expand on Umpqua's existing high-touch customer experience and works collaboratively with other internal departments to offer a comprehensive, integrated approach designed to meet clients' financial needs.
Residential Real Estate Loans. Real estate loans are available for the construction, purchase, and refinancing of residential owner-occupied and rental properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms. We sell many of the residential real estate loans that we originate into the secondary market. Servicing is retained on the majority of these loans.
Consumer Loans. We provide loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity and personal lines of credit and motor vehicle loans.

Market Area and Competition

The geographic markets we serve are highly competitive for deposits, loans, and leases. We compete with traditional banking institutions, as well as non-bank financial service providers, such as credit unions, mortgage companies, Fintechs and online based financial service providers. In our primary market areas of Oregon, Washington, California, Idaho, and Nevada, major national banks generally hold top market share positions. Competition also includes small community banks that operate in a concentrated area within our footprint and other regional banks that focus on commercial and retail banking. In 2021, we expanded our market area by adding loan production offices in Denver, Colorado and Phoenix, Arizona.
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

The following tables present the Bank's market share percentage for total deposits as of June 30, 2022 in each county where we have operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from S&P Global, which compiles deposit data published by the Federal Deposit Insurance Corporation as of June 30, 2022 and updates the information for any bank mergers and acquisitions completed subsequent to the reporting date.

Oregon				Washington
County	Market Share	Market Rank	Number of Stores	County	Market Share	Market Rank	Number of Stores
Baker	29%	2	1	Asotin	14%	5	1
Benton	9%	6	2	Benton	5%	8	2
Clackamas	3%	7	3	Clallam	5%	7	2
Columbia	16%	3	1	Clark	13%	3	8
Coos	39%	1	5	Douglas	9%	5	1
Curry	45%	1	2	Franklin	12%	4	1
Deschutes	8%	7	4	Grant	6%	8	1
Douglas	73%	1	8	Grays Harbor	7%	4	1
Jackson	16%	2	6	King	2%	11	18
Josephine	16%	2	2	Kittitas	14%	4	2
Klamath	31%	1	3	Klickitat	35%	1	2
Lane	16%	2	6	Lewis	12%	2	1
Lincoln	7%	7	1	Okanogan	13%	3	2
Linn	16%	4	3	Pierce	3%	8	7
Malheur	18%	2	1	Skamania	60%	1	1
Marion	6%	6	3	Snohomish	1%	21	1
Multnomah	4%	7	10	Spokane	8%	6	6
Polk	8%	5	1	Thurston	3%	12	2
Tillamook	26%	2	1	Walla Walla	3%	7	1
Umatilla	5%	6	2	Whatcom	3%	11	3
Union	19%	3	1	Whitman	6%	7	1
Wallowa	23%	3	1
Washington	6%	5	6
Yamhill	2%	8	1

California				Idaho
County	Market Share	Market Rank	Number of Stores	County	Market Share	Market Rank	Number of Stores
Butte	2%	11	1	Ada	1%	18	2
Calaveras	27%	2	3	Benewah	18%	3	1
Colusa	31%	1	2	Idaho	42%	1	1
Contra Costa	—%	17	3	Kootenai	2%	9	2
El Dorado	6%	6	3	Latah	23%	2	1
Glenn	26%	2	2	Nez Perce	17%	3	1
Humboldt	23%	1	5	Valley	26%	3	2
Lake	22%	2	2
Los Angeles	—%	67	1	Nevada
Marin	1%	11	2	Washoe	4%	7	3
Mendocino	4%	6	1
Napa	8%	5	3
Orange	—%	31	1
Placer	5%	5	4
Sacramento	1%	15	4
San Diego	—%	44	1
San Francisco	—%	26	1
San Luis Obispo	1%	14	1
Santa Clara	—%	32	1
Shasta	2%	10	1
Solano	3%	8	2
Sonoma	3%	11	5
Stanislaus	—%	15	1
Sutter	8%	6	1
Tehama	15%	3	2
Tuolumne	11%	4	1
Yolo	2%	7	1
Yuba	21%	3	2

Environmental, Social, and Governance

We take pride in being a proactive partner in building stronger, more resilient, and inclusive economies. This approach is embedded in the fabric of our corporate values and culture and drives us to think very intentionally about the communities we serve. In 2022, the organization continued to track our corporate responsibility performance against ESG standards of the Global Reporting Initiative and the Sustainability Accounting Standards Board.

Our annual ESG Report is available on the Impact section of our website but is not incorporated by reference into this document. The report provides additional detail about our evolving ESG work as it relates to the breadth of our stakeholders. The following is a brief overview:

Associates
We create an environment where our associates have the chance to grow, connect and do meaningful work together. Our people are the key to our success. In return, we strive to ensure their work experience allows them to use their skills and passions to make a difference while growing their careers and being recognized and appreciated for their diverse talents, backgrounds and perspectives.
•We aim to foster a culture of diversity, equity, and inclusion—not just where we work, but also with our customers and in our communities.
•We support our associates with a portfolio of programs that address their well-being, from physical and financial health to community connections and workplace recognition.

Customers
We're committed to helping individuals, families and businesses thrive. At Umpqua, banking enables genuine human connection. We see technology as a vital tool to better serve our customers.
•We have prioritized financial health – for our customers and communities – and continue to find ways to provide access to financial information and solutions that matter.
•To better understand our customers and their needs, we surveyed more than 1,200 businesses nationwide to gauge their perspective and plans as the United States transitions into a late-stage pandemic economy. We launched our 2022 Umpqua Bank Business Barometer Report with insights from these small and middle market business leaders throughout the country.
•We continued to invest in community lending efforts to promote access to homeownership for first-time homebuyers through responsible lending practices and education programs.

Communities
We strive to help level the economic playing field. Our approach to community investment focuses on increasing the economic vitality of our communities—particularly in places where systemic challenges hinder access to financial expertise, gainful employment, and building intergenerational wealth.
•In 2022, we agreed upon an $8.1 billion Community Benefits Plan with the National Community Reinvestment Coalition and Columbia Bank that builds on our commitment to advance economic opportunity for individuals and support small business formation in historically underserved communities throughout the combined bank’s footprint.
•Umpqua Bank's Connect Volunteer Network™ continues to be one of the nation's leading volunteer programs, providing all associates with up to 40 hours of paid time-off each year committed to a wide range of community needs.
•Through the Umpqua Bank Charitable Foundation, we are committed to providing grant funding to the counties in which we have a physical banking presence. We support our associates by offering a matching program that doubles their gifts, including an increased giving match in support of organizations aligned with Umpqua Bank's Associate Resource Groups. We contributed funds for capacity building support to Local Initiatives Support Corporation in an effort to expand homeownership for communities of color on the West Coast.
•Umpqua has the operational capacity to meet the needs of Individual Development Accounts providers and savers, enabling low-income families to save towards a targeted goal and purpose.

Planet
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
•We maintain an Environmental Commitment Statement.
•Through the ESG report, we publicly report our Green House Gas Inventory as well as our energy, water and business travel usage.

Stakeholder Engagement
We solicit input from our stakeholders through a variety of mechanisms.
•Customers may provide feedback to any Umpqua Bank associate, through our customer resource center and through outreach from our customer insights team.
•Associates may provide feedback through periodic engagement surveys, executive listening sessions, and all-hands and division calls.
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

Demographics. As of December 31, 2022, we employed approximately 3,500 employees, the majority of which were full-time associates. Our workforce is comprised of customer-facing associates across our various business lines, including our retail stores, our commercial business units, and our home lending business, as well as professionals in various support functions that enable the business, such as technology, finance, risk, audit, and human resources. Our teams are primarily in five western states.

Our workforce decreased by 5% during 2022, which was driven primarily by natural attrition, and a shift in our home lending business strategy. Turnover rate, as calculated in our payroll system, in 2022 was 28%.

Employee Health and Well-being.

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

Information regarding our executive officers is contained in Item 11 below.

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
Supervision and Regulation
General. We are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors and customers, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation. Any change in applicable laws or regulations may have a material effect on our business and prospects. We cannot accurately predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state legislation or regulation may have in the future. Umpqua is subject to the disclosure and other requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and rules promulgated thereunder and administered by the Securities and Exchange Commission. As a listed company on the Nasdaq Global Select Market, Umpqua is subject to Nasdaq rules for listed companies.
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

Holding Company Regulation. We are a bank holding company registered as a financial holding company under the GLB Act, and we are subject to the supervision of, and regulation by the Federal Reserve. As a bank holding company, we are examined by and file reports with the Federal Reserve. The Federal Reserve expects a bank holding company to serve as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support the subsidiary bank.
Financial holding companies are bank holding companies that satisfy certain criteria and are permitted to engage in activities that traditional bank holding companies are not. The qualifications and permitted activities of financial holdings companies are described below under "Regulation of the Financial Services Industry."
Federal and State Bank Regulation. Umpqua Bank, as an Oregon state-chartered bank with deposits insured by the FDIC, is primarily subject to the supervision and regulation of the DCBS, the FDIC, and the CFPB. In addition, we are subject to regulation by the financial institution oversight authorities in the states of Arizona, California, Colorado, Idaho, Nevada, and Washington. Our primary state regulator regularly examines the Bank or participates in joint examinations with the FDIC; these agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.
Community Reinvestment Act and Fair Lending Laws. The Bank has a responsibility under the CRA, as implemented by FDIC regulations, to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The FDIC assesses Umpqua Bank's record of compliance with the CRA through periodic examinations. We will continue to evaluate the impact of any changes to the regulations implementing CRA. As of the most recent CRA examination, the Bank's CRA rating was "Satisfactory".

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

States are also increasingly proposing or enacting legislation that relates to data privacy and data protection such as the California Consumer Privacy Act and the California Privacy Rights Act. We expect this trend of state-level activity in these areas to continue and are continually monitoring developments in the states in which our customers are located.

Federal Deposit Insurance. Substantially all deposits with Umpqua Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund. The standard maximum federal deposit insurance amount is $250,000 per qualified account.
The FDIC may terminate the deposit insurance of any insured depository institution if it determines that the institution has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition or has violated any applicable law, regulation or order or any condition imposed in writing by, or pursuant to, any written agreement with the FDIC. The termination of deposit insurance for the Bank would have a material adverse effect on our financial condition and results of operations.
Dividends. Under the Oregon Bank Act and FDICIA, the Bank is subject to restrictions on the payment of cash dividends to its parent company and may be required to receive prior approval in certain circumstances. In addition, state and federal regulatory authorities are authorized to prohibit banks and holding companies from paying dividends that would constitute an unsafe or unsound banking practice. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality, and overall financial condition.
The Bank currently has an accumulated deficit and is required to seek FDIC and DCBS approval for quarterly dividends from Umpqua Bank to the Company.
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
The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve. The Basel III final rules, among other things, (i) implemented increased capital levels for the Company and the Bank, (ii) introduced a new capital measure called CET1 and related regulatory capital ratio of CET1 to risk‑weighted assets, (iii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iv) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (v) expanded the scope of the deductions from and adjustments to capital as compared to existing regulations. Under Basel III, for most banking organizations the most common form of Additional Tier 1 capital is non‑cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for credit losses, in each case, subject to Basel III specific requirements.
Pursuant to Basel III, the minimum capital ratios are as follows:
•4.5% CET1 to risk‑weighted assets;
•6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk‑weighted assets;
•8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk‑weighted assets; and
•4% Tier 1 capital to average consolidated assets as reported on regulatory financial statements (known as the “leverage ratio”).

Basel III also introduced a new “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk‑weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress.

Banking institutions with a ratio of CET1 to risk‑weighted assets, Tier 1 to risk‑weighted assets or total capital to risk‑weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).

The Company and the Bank are required to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk‑weighted assets of at least 7%, (ii) Tier 1 capital to risk‑weighted assets of at least 8.5%, and (iii) total capital to risk‑weighted assets of at least 10.5%.

Basel III provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non‑consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

Basel III provides a standardized approach for risk weightings that, depending on the nature of the assets, generally range from 0% for U.S. government and agency securities, to 1,250% for certain trading securitization exposures, resulting in higher risk weights for a variety of asset classes than previous regulations.

Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, the Company and the Bank have made a one-time permanent election to continue to exclude these items in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company's securities portfolio.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement actions. An institution's failure to exceed the capital conservation buffer with common equity Tier 1 capital would result in limitations on an institution's ability to make capital distributions and discretionary bonus payments. FDICIA requires federal banking regulators to take "prompt corrective action" with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Umpqua could be required to guarantee any such capital restoration plan required of the Bank if the Bank became undercapitalized. Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered "well capitalized" as of December 31, 2022.

The OCC, the FRB, and the FDIC issued a final rule intended to simplify aspects of the regulatory capital rules for banking organizations, such as Umpqua, that are not advanced approaches banking organizations. These rules became effective for the Company on April 1, 2020 and provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. The standards are commonly referred to as “Basel IV.” Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as home equity lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards were effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. In July 2020, the Basel Committee finalized further revisions to the framework for credit valuation adjustment risk, which are intended to align that framework with the market risk framework. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approach institutions. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulators.

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
The Dodd-Frank Act eliminated interstate branching restrictions that were implemented as part of the Riegle-Neal Act, and removed many restrictions on de novo interstate branching by national and state-chartered banks. The FDIC and the OCC have authority to approve applications by insured state non-member banks and national banks, respectively, to establish de novo branches in states other than the bank's home state if the law of the state in which the branch is to be located would permit establishment of the branch, if the bank were a state bank chartered by such State.
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

Incentive Compensation. In 2010, federal banking regulators issued final joint agency guidance on Sound Incentive Compensation Policies. This guidance applies to executive and non-executive incentive plans administered by the Bank. The guidance notes that incentive compensation programs must (i) provide employees incentives that appropriately balance risk and reward, (ii) be compatible with effective controls and risk management and (iii) be supported by strong corporate governance, including oversight by the Board. The FDIC reviews, as part of its regular examination process, the Bank’s incentive compensation programs.

In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as the Company and the Bank, that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure of incentive based compensation arrangements to regulators.

The proposed general qualitative requirements include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping.

In 2022, the SEC adopted final rules that require disclosure of the relationship between the actual compensation paid to executives and financial performance.

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

Additional legislative and regulatory action may be proposed and could include requirements that could significantly impact our business practices. The impact of these legislative and regulatory initiatives on us, the economy, and the U.S. consumer will depend upon a wide variety of factors some of which are yet to be identified.
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
The COVID-19 pandemic has negatively impacted the economy, changed customer behaviors, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. The pandemic could impact the demand for our products and services, which could adversely affect our revenue and result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses close, unemployment levels rise, or regional economic conditions worsen. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.
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

As of December 31, 2022, approximately 72% of our loan portfolio consisted of commercial and industrial, real estate construction, commercial real estate loans, and lease financing. Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and other consumer loans, implying higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over $20 million, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could have a material adverse effect on our financial condition and results of operations.

Deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses, which could have a material adverse effect on our business, financial condition and results of operations.
As of December 31, 2022, approximately 78% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate located in the five Western states in our footprint. Our success depends in part on economic conditions in the western United States and adverse changes in markets where our real estate collateral is located could adversely affect our business. Increases in delinquency rates or declines in real estate market values would require increased net charge-offs and increases in the allowance for credit losses on loans and leases, which could have a material adverse effect on our business, financial condition and results of operations and prospects.
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

Our business and financial performance are vulnerable to weak economic conditions, primarily in the United States and especially in the western United States. Additionally, financial markets may be adversely affected by United States fiscal policy and events such as a government shutdown; the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine; pandemics, terrorism or other geopolitical events. A deterioration in economic conditions in our primary market areas could result in the following consequences, any of which could materially and adversely affect our business: increased loan delinquencies; problem assets and foreclosures; significant write-downs of asset values; volatile financial markets; lower demand for our products and services; reduced low cost or noninterest bearing deposits; intangible asset impairment; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans. Additional issues surrounding weakening economic conditions and volatile markets that could adversely impact us include:
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

As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans and most investment securities) and liabilities (such as certificates of deposit), the effect on net interest income depends on the cash flows associated with the maturity of the asset or liability. Asset/liability management policies may not be successfully implemented and from time to time our risk position is not balanced. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. For instance, any rapid decrease in interest rates in the future could result in interest income decreasing faster than interest expense because of variable rate loans repricing and fixed rate loans and longer-term investments accelerating prepayment. Low rates for an extended period of time result in reduced returns from the investment and loan portfolios. Higher interest rates generally reduce loan demand and may result in slower loan growth than previously experienced.

The Federal Reserve raised benchmark interest rates throughout 2022 and may continue to raise interest rates in response to economic conditions, particularly inflationary pressures. Increases in interest rates, to combat inflation or otherwise, may result in a change in the mix of noninterest and interest-bearing accounts, and may have otherwise have unpredictable effects. For example, increases in interest rates may result in increases in the number of delinquencies, bankruptcies or defaults by clients and more nonperforming assets and net charge-offs, decreases in deposit levels, decreases to the demand for interest rate-based products and services, including loans, and changes to the level of off-balance sheet market-based investments preferred by our clients, each of which may reduce our interest rate spread. Lower rates would continue to constrain our interest rate spread.

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

In November 2020, the ICE Benchmark Administration, the LIBOR administrator, announced its intention to continue publishing most tenors of U.S. dollar LIBOR until June 30, 2023. In March 2022, the LIBOR Act was enacted, providing a uniform approach for replacing LIBOR as a reference interest rate in contracts and in so-called "tough legacy" contracts. Tough legacy contracts are contracts that do not include effective fallback provisions, for example, because they have no provisions for a replacement benchmark. Under the LIBOR Act, references to the most common tenors of LIBOR in these contracts will be replaced automatically to reference a SOFR-based benchmark interest rate identified in Federal Reserve regulations. In December 2022, the Federal Reserve issued final regulations identifying benchmark replacements, based on SOFR, for various types of contracts subject to the LIBOR Act. We may be adversely impacted by the changes involving LIBOR and other benchmark rates as a result of our business activities and our underlying operations, and interest rates on our loans, derivatives and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected.

The Company holds financial instruments that will be impacted by the discontinuance of LIBOR, primarily certain loans, derivatives, and junior subordinated debentures that use LIBOR as the benchmark rate. These financial instruments will transition to new reference rates. This transition is progressing and will continue to occur over time as many of these arrangements do not have an alternative rate referenced in their contracts. Our existing LIBOR exposures are limited primarily to three instruments—adjustable and variable-rate loans, loan-related derivatives, and junior subordinated debentures. We have prepared for the cessation of USD LIBOR by taking steps to avoid new exposures and reduce our remaining exposures. We have actively originated new variable and adjustable-rate loans using SOFR, forward-looking term SOFR and other non-LIBOR indexes. We have substantially completed amendments to all loans maturing after June 30, 2023, to include robust LIBOR index replacement provisions.

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

The market transition away from LIBOR could:
•adversely affect the interest rates paid or received on our floating rate obligations, loans, derivatives and other financial instruments tied to LIBOR
•adversely affect the value of our financial instruments tied to LIBOR
•result in additional regulatory scrutiny of our preparedness for the transition away from LIBOR and increased compliance and operational costs related to the transition;
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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. If we grow more rapidly than any increase in our deposit balances, we are likely to become more dependent on these sources, which include brokered deposits, FHLB advances, proceeds from the sale of loans and liquidity resources at the holding company. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs, and our profitability would be adversely affected.

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

A low interest rate environment increases our exposure to prepayment risk in our mortgage portfolio and the mortgage-backed securities in our investment portfolio. Increased prepayments, refinancing or other factors that impact loan balances could reduce expected revenue associated with mortgage assets and could also lead to a reduction in the value of our mortgage servicing rights, which could have a negative impact on our financial results. We may choose to hedge the interest rate sensitivity of the MSR fair value. Hedges may not perform in line with our modeled projections.

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

We depend upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae.

Our ability to generate revenues in our home lending group depends on programs administered by government-sponsored entities that play an important role in the residential mortgage industry. During 2022, 49% of mortgage loans were originated for sale to, or through programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. We service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae.  A majority of our mortgage servicing rights and loans serviced through subservicing agreements relate to these servicing activities. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards. Our status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller and servicer is subject to compliance with guidelines and failure to meet such guidelines could result in the unilateral termination of our status as an approved seller or servicer.  Changes in the existing government-sponsored mortgage programs or servicing eligibility standards through legislation or otherwise, or our failure to maintain a relationship with each of Fannie Mae, Freddie Mac and Ginnie Mae, could materially and adversely affect our business, financial position, results of operations and cash flows through negative impact on the pricing of mortgage related assets in the secondary market, higher mortgage rates to borrowers, or lower mortgage origination volumes and margins.

LEGAL, REGULATORY AND COMPLIANCE RISK

We are subject to extensive government regulation and supervision.

Umpqua and its subsidiaries, primarily Umpqua Bank, are subject to extensive federal and state regulation and supervision including by the FDIC, DCBS, Federal Reserve, CFPB, and the SEC, the primary focus of which is to protect customers, depositors, the deposit insurance fund and the safety and soundness of the banking system as a whole, and not shareholders. The quantity and scope of applicable federal and state regulations may place banks at a competitive disadvantage compared to less regulated competitors such as Fintech companies, finance companies, credit unions, mortgage banking companies and leasing companies. These laws and regulations apply to almost every aspect of our business, and affect our lending practices and procedures, capital structure, investment activities, deposit gathering activities, our services and products, risk management practices, dividend policy and growth, including through acquisitions.

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

As cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies have proposed enhanced cyber risk management standards, focusing on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness. Several states have proposed or adopted cybersecurity legislation and regulations, which require, among other things, notification to affected individuals when there has been a security breach of their personal data. We receive, maintain and store non-public personal information of our customers and counterparties, including, but not limited to, personally identifiable information and personal financial information. The sharing, use, disclosure and protection of this information are governed by federal and state law. Both personally identifiable information and personal financial information is increasingly subject to legislation and regulation, the intent of which is to protect the privacy of personal information that is collected and handled. For example, we are subject to the recently enacted California Consumer Privacy Act and California Privacy Rights Act. We may become subject to new legislation or regulation concerning cybersecurity or the privacy of personally identifiable information and personal financial information or of any other information we may store or maintain. We could be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or require changes to our business practices or privacy policies. If cybersecurity, data privacy, data protection, data transfer or data retention laws are implemented, interpreted or applied in a manner inconsistent with our current practices, we may be subject to fines, litigation or regulatory enforcement actions or ordered to change its business practices, policies or systems in a manner that adversely impacts our operating results.

The failure to understand and adapt to continual technological changes could negatively impact our business.

The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services by depository institutions and fintech companies. Technological changes are often designed to eliminate banks as intermediaries which could result in the loss of income and customer deposits. New technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products and manage accounts. We could be required to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services or those new products may not achieve market acceptance. We could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases if we do not effectively develop and implement new technology. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. In addition, advances in technology such as digital, mobile, telephone, text, and online banking; e-commerce; and self-service automatic teller machines and other equipment, as well as changing customer preferences to access our products and services through digital channels, could decrease the value of our store network and other assets. We may close or sell certain stores and restructure or reduce our remaining stores and work force. These actions could lead to losses on assets, expense to reconfigure stores and loss of customers in certain markets. As a result, our business, financial condition or results of operations may be adversely affected.

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

Recently, there has been a heightened interest in bank overdraft protection programs and other fees earned by banks. In response to increased interest and scrutiny, and in anticipation of enhanced supervision and enforcement of overdraft protection practices in the future, certain banking organizations have begun to modify their overdraft protection programs, including discontinuation of charging their customers overdraft transaction fees. Competitive pressures from our peers, as well as any new rules or supervisory guidance or more aggressive examination and enforcement policies in respect of banks' overdraft protection practices, could cause Umpqua to change our practices in ways that may have a negative impact on our revenue and earnings, which could have an adverse effect on our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.

The principal executive office of Umpqua Holdings Corporation is a leased corporate office space in Lake Oswego, Oregon. The Bank's main office, located in Roseburg, Oregon, is owned. At December 31, 2022, the Bank conducted commercial and retail banking activities at 232 locations, including 203 store locations, in Oregon, Washington, California, Idaho and Nevada. Our 232 locations include 96 owned and 136 leased locations. As of December 31, 2022, the Bank also operated 22 facilities for the purpose of administrative and other functions, such as back-office support, of which two are owned and 20 are leased. The Company has reduced and will continue to evaluate its facilities, as the Company continues to adapt to a more remote or hybrid workforce.

ITEM 3. LEGAL PROCEEDINGS.

The information required by this item is set forth in Part II, Item 8 under Note 17 Commitments and Contingencies—Legal Proceedings and Regulatory Matters, and incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a)Our common stock is traded on the Nasdaq Global Select Market under the symbol "UMPQ." As of December 31, 2022, our common stock was held by 4,028 shareholders of record, a number that does not include beneficial owners who hold shares in "street name," or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2022, a total of 1.2 million shares of unvested restricted stock units were outstanding.

During 2022, Umpqua's Board approved a cash dividend of $0.21 per common share for each quarter. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio, and expected asset growth. Umpqua agreed to refrain from paying quarterly cash dividends in excess of the then-current level ($0.21 per share) at the time we entered into the Merger Agreement. On January 11, 2023, the Company declared a cash dividend in the amount of $0.21 per common share, which was paid on February 6, 2023.
The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above.
We have a dividend reinvestment plan through our transfer agent that permits shareholder participants to purchase shares at the then-current market price in lieu of the receipt of cash dividends. Shares issued in connection with the dividend reinvestment plan are purchased in open market transactions.
(b)Not applicable.

(c)The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2022:

Period	Total number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Dollar Value of Shares that May be Purchased at Period End under the Plan
10/01/22 - 10/31/22	227	$18.30	—	$—
11/01/22 - 11/30/22	414	$20.08	—	$—
12/01/22 - 12/31/22	—	$—	—	$—
Total for quarter	641	$20.14	—

(1)Common shares repurchased by the Company during the quarter consist of cancellation of 641 shares to be issued upon vesting of restricted stock awards to pay withholding taxes. During the three months ended December 31, 2022, no shares were repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)On July 21, 2021, the Company approved a share repurchase program, which authorized the Company to repurchase up to $400 million of common stock from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. As of December 31, 2022, the Company repurchased $78.2 million in shares under the program. Under the repurchase plan, the Company repurchased no shares during 2022 and 4.0 million shares in 2021, and 331,000 shares were repurchased in 2020 under the previous share repurchase plan. The Company halted repurchases with the announcement of the merger with Columbia and as required under the Merger Agreement, and the share repurchase program expired on July 31, 2022.

Restricted shares cancelled to pay withholding taxes totaled 202,000 and 149,000 shares during the years ended December 31, 2022 and 2021, respectively.

Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in "Part III—Item 12" of this Report.
Stock Performance Graph
The following chart, which is furnished as part of our annual report to shareholders and not filed, compares the yearly percentage changes in the cumulative shareholder return on our common stock during the five fiscal years ended December 31, 2022, with (i) the NASDAQ Composite Index, (ii) the Standard and Poor's 500 Index and (iii) the NASDAQ Bank Index. This comparison assumes $100.00 was invested on December 31, 2017, in our common stock and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Price information from December 31, 2017 to December 31, 2022, was obtained by using the closing prices as of the last trading day of each year.

$250
$225
$200
$175
$150
$125
$100
$75
$50
Index Value
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Umpqua Holdings Corporation
NASDAQ Bank Index
S&P 500 Index
NASDAQ Composite Index

	Period Ending
	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Umpqua Holdings Corporation	$100.00	$76.68	$85.67	$72.79	$92.50	$85.82
NASDAQ Composite Index	$100.00	$95.38	$130.47	$186.69	$226.63	$151.61
S&P 500 Index	$100.00	$92.97	$121.19	$140.49	$178.27	$143.61
NASDAQ Bank Index	$100.00	$81.65	$99.50	$88.95	$124.25	$101.44

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS

See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this report.
The following discussion and analysis of our financial condition and results of operations constitutes management's review of the factors that affected our financial and operating performance for the years ended December 31, 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. For a discussion of the year ended December 31, 2020, including a comparison to the year ended December 31, 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, on Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022.

EXECUTIVE OVERVIEW

Financial Performance
•Earnings per diluted common share were $1.55 for the year ended December 31, 2022, compared to $1.91 for the year ended December 31, 2021. The decrease for the year ended December 31, 2022, as compared to the prior period, was driven by an increase in the provision for credit losses. Higher net interest income and lower non-interest expense offset a decrease in non-interest income due to a decline in residential mortgage banking revenue and a fair value loss, captured in other income, related to certain loans held for investment.

•Net interest income was $1.1 billion for the year ended December 31, 2022, compared to $919.6 million for the year ended December 31, 2021. The increase compared to the prior year was primarily due to an increase in interest income due to the rising interest rate environment and higher average loan balances, with the impact partially offset by an increase in interest expense due to the increased cost of interest on deposits and other interest-bearing liabilities.
•Net interest margin, on a tax equivalent basis, was 3.62% for the year ended December 31, 2022, compared to 3.18% for the year ended December 31, 2021. The increase is primarily a result of the rising rate environment and a higher level of average loans as a percentage of earning assets.

•Non-interest income was $199.5 million for the year ended December 31, 2022, compared to $356.3 million for the year ended December 31, 2021. The decline was due primarily to the $80.0 million decrease in residential mortgage banking revenue, as discussed below, and an increase in fair value loss on certain loans held for investment of $61.5 million as compared to the prior period.

•Residential mortgage banking revenue was $106.9 million for the year ended December 31, 2022, compared to $186.8 million for year ended December 31, 2021. The decrease was primarily attributable to lower revenue from the origination and sale of residential mortgages given lower volumes and gain on sale margins. The decrease was partially offset by a net write-up of the MSR asset, though the favorable income impact was partially reduced by the loss on the MSR hedge that was put in place in mid-August 2022. For-sale mortgage closed loan volume decreased by 61% in 2022, as compared to 2021. In addition, the gain on sale margin decreased to 2.54%, for the year ended December 31, 2022, as compared to 3.32% for the year ended December 31, 2021. Mortgages remain an important product for the Bank and for our customers and we remain committed to serving our communities; however, due to the current and projected market conditions, the Company is downsizing the scale of mortgage operations and expects a smaller impact on the financial statements in the future.

•Non-interest expense was $735.0 million for the year ended December 31, 2022, compared to $760.5 million for the year ended December 31, 2021. The decrease was driven by a reduction in salaries and employee benefits of $39.6 million, due to a decrease in mortgage banking production related incentive pay.

•Total gross loans and leases were $26.2 billion as of December 31, 2022, an increase of $3.6 billion, or 16%, compared to December 31, 2021.  The increase is primarily due to an increase in commercial real estate balances of $1.8 billion, mostly within multifamily lending, and an increase in residential real estate balances of $1.6 billion.

•Total deposits were $27.1 billion as of December 31, 2022, an increase of $470.9 million, or 2%, from December 31, 2021. This increase was due primarily to the growth in time and interest bearing demand deposits of $901.6 million and $305.5 million, respectively, as a result of the rising interest rate environment.

•Total consolidated assets were $31.8 billion as of December 31, 2022, compared to $30.6 billion at December 31, 2021. The increase was due predominantly to an increase in loans and leases during the period, offset by decreases in cash and cash equivalents and available for sale securities.

Credit Quality
•Non-performing assets increased to $58.8 million, or 0.18% of total assets, as of December 31, 2022, compared to $53.1 million, or 0.17% of total assets, as of December 31, 2021.  Non-performing loans were $58.6 million, or 0.22% of total loans and leases, as of December 31, 2022, compared to $51.2 million, or 0.23% of total loans and leases, as of December 31, 2021.

•The allowance for credit losses was $315.4 million, as of December 31, 2022, an increase of $54.2 million, as compared to December 31, 2021. The increase is due to the growth of the loan portfolio, as well as deterioration in the economic forecasts used in the credit models.

•The Company had a provision for credit losses of $84.0 million for the year ended December 31, 2022, compared to a recapture of the provision for credit losses of $42.7 million in the prior period. The provision for credit losses in the current period was due to allowance requirements for new loan generation, loan mix changes, and changes to the economic forecasts used in credit models. As a percentage of average outstanding loans and leases, the provision for credit losses for the year ended December 31, 2022 was 0.35%, as compared to (0.19)% for the prior year.

Liquidity

•Total cash and cash equivalents was $1.3 billion as of December 31, 2022, a decrease of $1.5 billion from December 31, 2021. The decrease in cash and cash equivalents is due to an increase in loan production, which outpaced deposit generation for the period.

Capital and Growth Initiatives
•In October 2021, Umpqua and Columbia announced their Merger Agreement under which the two companies will combine in an all-stock transaction. On September 17, 2022, a Letter of Agreement was entered into with the Department of Justice, which stipulates that in order to obtain regulatory approvals necessary to complete the transaction, ten Columbia State Bank branches need to be divested. In January 2023, Columbia completed the divestiture of three of the ten branches to satisfy regulatory requirements. On October 25, 2022, Columbia received regulatory approval from the Board of Governors of the Federal Reserve System to complete the proposed merger with Umpqua. The last remaining regulatory approval was received from the FDIC on January 9, 2023, conditioned upon completing the branch divestitures, which we expect to occur on February 24, 2023. The transaction is expected to close after the close of business on February 28, 2023, subject to satisfaction of closing conditions.

•The Company's total risk based capital was 13.7% and its Tier 1 common to risk weighted assets ratio was 11.0% as of December 31, 2022. As of December 31, 2021, the Company's total risk based ratio was 14.3% and its Tier 1 common to risk weighted assets ratio was 11.6%.

•The Company declared cash dividends of $0.84 per common share during the year ended December 31, 2022.

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

The adequacy of the ACL is monitored on a regular basis and is based on management's evaluation of numerous factors, including: the CECL model outputs; quality of the current loan portfolio; the trend in the loan portfolio's risk ratings; current economic conditions; loan concentrations; loan growth rates; past-due and non-performing trends; evaluation of specific loss estimates for all significant problem loans; historical charge-off and recovery experience; and other pertinent information. As of December 31, 2022, the Bank used Moody's Analytics November consensus scenario to estimate the ACL. To assess the sensitivity in the ACL results and, when necessary, to inform qualitative adjustments, the Bank used a second scenario, Moody's Analytics November S2 scenario, that differs in terms of severity within the variables, both favorable and unfavorable. For additional information related to the Company's ACL, see Note 5 in the Notes to Consolidated Financial Statements in Item 8 of this report.

Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Management believes that the ACL was adequate as of December 31, 2022.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding Recent Accounting Pronouncements is included in Note 1 of the Notes to Consolidated Financial Statements in Item 8 below.

RESULTS OF OPERATIONS

The Company reports two segments: Core Banking and Mortgage Banking, which aligns with how we manage the profitability of the Company and provides greater transparency into the financial contribution of mortgage banking activities.

The Core Banking segment includes all lines of business, except Mortgage Banking, including commercial, retail, private banking, as well as the operations, technology, and administrative functions of the Bank and Holding Company. The Mortgage Banking segment includes the revenue earned from the production and sale of residential real estate loans, the servicing income from our serviced loan portfolio, the quarterly changes in the MSR asset, the quarterly changes in the MSR hedge, and the specific expenses that are related to mortgage banking activities including variable commission expenses. Revenue and associated expenses related to residential real estate loans held for investment are included in the Core Banking segment as portfolio loans are primarily originated through the Bank's retail consumer (store) and private banking channels. Management periodically updates the allocation methods and assumptions within the current segment structure. Refer to the segment information footnote for additional detail of the segments' financial statements.

The Core Banking segment had net income of $317.5 million for the year ended December 31, 2022, compared to a net income of $372.0 million for the year ended December 31, 2021. This decrease is due to an increase in provision for credit losses and a decrease in non-interest income, partially offset by an increase in net interest income and a decrease in non-interest expense. The change in the provision is due to allowance requirements for new loan generation, loan mix changes, and changes to the economic forecasts used in credit models. The decrease in non-interest income was mainly due to a net fair value loss of $49.3 million for the year ended December 31, 2022, compared to a net fair value gain of $9.9 million for the same period in the prior year. The change in fair value, which is recorded in other income, was driven by an increase in long-term interest rates and their effect on fair value adjustments related to equity securities, swap derivatives, and loans carried at fair value. The increase in net interest income, which reflects higher interest income that was partially offset by higher interest expense, is a result of higher interest rates and average balances during the period, as well as a higher mix of average loans as a percentage of earning assets.

The Mortgage Banking segment had net income of $19.2 million for the year ended December 31, 2022, compared to net income of $48.3 million for the year ended December 31, 2021. The decrease was primarily due to lower revenue from the origination and sale of residential mortgages given lower volumes and gain on sale margins, and it was partially offset by a corresponding decrease in non-interest expense due to decreased incentives as originations have slowed due to rising interest rates. The variance was also impacted by a net increase in the fair value of the MSR asset for the year ended December 31, 2022, compared to a net decrease for the year ended December 31, 2021, though the favorable income impact was partially reduced by the loss on the MSR hedge that was put in place during the third quarter of 2022 to reduce net income volatility related to changes in fair value of MSR assets due to valuation inputs or assumptions. Origination revenue decreased from $157.8 million for the year ended December 31, 2021, to $46.7 million in the current period. The gain on sale margin decreased from 3.32% as of December 31, 2021, to 2.54% in the current period. Mortgages remain an important product for the bank and for our customers and we remain committed to serving our communities; however, due to the current and projected market conditions, the Company is downsizing the scale of mortgage operations and expects a smaller impact on the financial statements in the future.

The following table presents the returns on average assets, average common shareholders' equity, and average tangible common shareholders' equity for the years ended December 31, 2022, 2021, and 2020. For each of the periods presented, the table includes the calculated ratios based on reported net income (loss). Our return on average common shareholders' equity in 2020 were negatively impacted as the result of capital required to support goodwill. To the extent this performance metric is used to compare our historical performance with other financial institutions that did not have merger and acquisition-related intangible assets, we believe it is beneficial to also consider the return on average tangible common shareholders' equity. The return on average tangible common shareholders' equity is calculated by dividing net income (loss) by average shareholders' common equity less average goodwill and intangible assets, net (excluding MSRs). The return on average tangible common shareholders' equity is considered a non-GAAP financial measure and should be viewed in conjunction with the return on average common shareholders' equity.

Return on Average Assets, Common Shareholders' Equity and Tangible Common Shareholders' Equity
For the Years Ended December 31, 2022, 2021, and 2020

(dollars in thousands)	2022	2021	2020
Return on average assets	1.09%	1.39%	(5.22)%
Return on average common shareholders' equity	13.07%	15.56%	(51.08)%
Return on average tangible common shareholders' equity	13.11%	15.63%	(60.34)%
Calculation of average common tangible shareholders' equity:
Average common shareholders' equity	$2,575,577	$2,700,711	$2,982,458
Less: average goodwill and other intangible assets, net	6,847	12,057	457,550
Average tangible common shareholders' equity	$2,568,730	$2,688,654	$2,524,908

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
The following table provides a reconciliation of ending shareholders' equity (GAAP) to ending tangible common equity (non-GAAP), and ending assets (GAAP) to ending tangible assets (non-GAAP) as of December 31, 2022, and 2021:

(dollars in thousands)	December 31, 2022	December 31, 2021
Total shareholders' equity	$2,479,826	$2,749,270
Subtract:
Other intangible assets, net	4,745	8,840
Tangible common shareholders' equity	$2,475,081	$2,740,430
Total assets	$31,848,639	$30,640,936
Subtract:
Other intangible assets, net	4,745	8,840
Tangible assets	$31,843,894	$30,632,096
Total shareholders' equity to total assets ratio	7.79%	8.97%
Tangible common equity ratio	7.77%	8.95%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although we believe these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

NET INTEREST INCOME

Net interest income for 2022 increased by $150.4 million or 16% compared to the same period in 2021, due primarily to higher loan interest income from increasing rates and higher average loan and lease balances. This increase was partially offset by an increase in the cost of interest-bearing liabilities, which includes an increase of $21.0 million in deposit interest expense for 2022 as compared to 2021, due to rising interest rates, the addition of brokered deposits, and customer account movements.
The net interest margin (net interest income as a percentage of average interest-earning assets) on a fully tax equivalent basis was 3.62% for 2022, an increase of 44 basis points compared to 2021. This increase resulted from an increase in the average yields on interest-earning assets, due to higher interest rates and a higher mix of loans as a percentage of earning assets.

The yield on loans and leases for 2022 increased by 30 basis points as compared to 2021, primarily attributable to the rise in interest rates, which favorably impacted the repricing of floating and adjustable rate loans and the coupon rate on new loan generation. The cost of interest-bearing liabilities increased 21 basis points for 2022, as compared to 2021, due primarily to rising interest rates driving up interest expense by $35.6 million. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds. The Company continues to be "asset-sensitive."
The following table presents condensed average balance sheet information, together with interest income and yields on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities for the years ended December 31, 2022, 2021, and 2020:

	2022			2021			2020
(dollars in thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-EARNING ASSETS:
Loans held for sale	$208,141	$8,812	4.23%	$500,070	$15,149	3.03%	$588,058	$20,509	3.49%
Loans and leases (1)	24,225,518	1,041,446	4.29%	21,925,108	875,366	3.99%	22,082,359	930,930	4.22%
Taxable securities	3,343,721	72,702	2.17%	3,321,142	61,717	1.86%	2,796,581	50,354	1.80%
Non-taxable securities (2)	216,943	6,669	3.07%	248,256	7,458	3.00%	240,054	7,500	3.12%
Temporary investments and interest-bearing cash	1,561,808	19,706	1.26%	2,936,273	3,864	0.13%	1,637,440	4,739	0.29%
Total interest earning assets (1), (2)	29,556,131	1,149,335	3.88%	28,930,849	963,554	3.33%	27,344,492	1,014,032	3.71%
Other assets	1,261,265			1,336,523			1,867,241
Total assets	$30,817,396			$30,267,372			$29,211,733
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	$3,886,390	$8,185	0.21%	$3,462,035	$1,865	0.05%	$2,754,417	$5,712	0.21%
Money market deposits	7,552,666	26,415	0.35%	7,624,707	5,964	0.08%	7,193,470	19,811	0.28%
Savings deposits	2,411,448	880	0.04%	2,200,608	729	0.03%	1,697,353	801	0.05%
Time deposits	1,743,988	12,715	0.73%	2,217,464	18,593	0.84%	3,882,684	73,876	1.90%
Total interest-bearing deposits	15,594,492	48,195	0.31%	15,504,814	27,151	0.18%	15,527,924	100,200	0.65%
Repurchase agreements and federal funds purchased	465,600	997	0.21%	454,994	280	0.06%	370,091	766	0.21%
Borrowings	226,665	8,920	3.94%	195,985	2,838	1.45%	1,014,240	13,921	1.37%
Junior subordinated debentures	399,568	19,889	4.98%	369,259	12,127	3.28%	325,633	15,221	4.67%
Total interest-bearing liabilities	16,686,325	78,001	0.47%	16,525,052	42,396	0.26%	17,237,888	130,108	0.75%
Non-interest-bearing deposits	11,053,921			10,669,531			8,576,436
Other liabilities	501,573			372,078			414,951
Total liabilities	28,241,819			27,566,661			26,229,275
Common equity	2,575,577			2,700,711			2,982,458
Total liabilities and shareholders' equity	$30,817,396			$30,267,372			$29,211,733
NET INTEREST INCOME (2)		$1,071,334			$921,158			$883,924
NET INTEREST SPREAD			3.41%			3.07%			2.96%
NET INTEREST INCOME TO EARNING ASSETS OR NET INTEREST MARGIN (1), (2)			3.62%			3.18%			3.23%

(1)Non-accrual loans and leases are included in the average balance.
(2)Tax-exempt income has been adjusted to a tax equivalent basis at a 21% tax rate. The amount of such adjustment was an addition to recorded income of approximately $1.3 million, $1.5 million, and $1.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table sets forth a summary of the changes in tax equivalent net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for 2022 compared to 2021, as well as between 2021 and 2020. Changes in tax equivalent interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

	2022 compared to 2021			2021 compared to 2020
	Increase (decrease) in interest income and expense due to changes in			Increase (decrease) in interest income and expense due to changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans held for sale	$(10,935)	$4,598	$(6,337)	$(2,854)	$(2,506)	$(5,360)
Loans and leases	97,290	68,790	166,080	(6,587)	(48,977)	(55,564)
Taxable securities	422	10,563	10,985	9,683	1,680	11,363
Non-taxable securities (1)	(959)	170	(789)	251	(293)	(42)
Temporary investments and interest bearing deposits	(2,612)	18,454	15,842	2,544	(3,419)	(875)
Total interest-earning assets (1)	83,206	102,575	185,781	3,037	(53,515)	(50,478)
Interest-bearing liabilities:
Interest bearing demand	255	6,065	6,320	1,188	(5,035)	(3,847)
Money market	(57)	20,508	20,451	1,122	(14,969)	(13,847)
Savings	73	78	151	202	(274)	(72)
Time deposits	(3,648)	(2,230)	(5,878)	(23,993)	(31,290)	(55,283)
Repurchase agreements and federal funds	348	369	717	146	(632)	(486)
Borrowings	508	5,574	6,082	(11,810)	727	(11,083)
Junior subordinated debentures	1,066	6,696	7,762	1,851	(4,945)	(3,094)
Total interest-bearing liabilities	(1,455)	37,060	35,605	(31,294)	(56,418)	(87,712)
Net increase in net interest income (1)	$84,661	$65,515	$150,176	$34,331	$2,903	$37,234
(1) Tax exempt income has been adjusted to a tax equivalent basis at a 21% tax rate.

PROVISION FOR CREDIT LOSSES

The Company had a $84.0 million provision for credit losses for 2022, as compared to a $42.7 million recapture of provision for credit losses for 2021. The change in the provision reflects allowance requirements for new loan generation, loan mix changes, and changes between economic forecasts used in credit models. As a percentage of average outstanding loans and leases, the provision (recapture) for credit losses recorded for 2022 was 0.35%, as compared to (0.19)% for the prior period.

Net-charge offs were $30.9 million for 2022, or 0.13% of average loans and leases, compared to net charge-offs of $44.9 million, or 0.20% of average loans and leases, for 2021. The majority of net charge-offs relate to leases and equipment finance loans, included within the commercial loan portfolio.

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged off. However, the net realizable value for homogeneous leases and equipment finance agreements are determined by the loss given default calculated by the CECL model, and therefore homogeneous leases and equipment finance agreements on non-accrual will have an allowance for credit loss amount until they become 181 days past due, at which time they are charged off. The non-accrual leases and equipment finance agreements of $20.4 million as of December 31, 2022 have a related allowance for credit losses of $17.5 million, with the remaining loans written down to their estimated fair value of the collateral, less estimated costs to sell, and are expected to be resolved with no additional material loss, absent further decline in market prices.

NON-INTEREST INCOME

The following table presents the key components of non-interest income for years ended December 31, 2022 and 2021:

	2022 compared to 2021
(dollars in thousands)	2022	2021	Change Amount	Change Percent
Service charges on deposits	$48,365	$42,086	$6,279	15%
Card-based fees	37,370	36,114	1,256	3%
Brokerage revenue	90	5,112	(5,022)	(98)%
Residential mortgage banking revenue, net	106,859	186,811	(79,952)	(43)%
Gain on sale of debt securities, net	2	8	(6)	(75)%
Loss on equity securities, net	(7,099)	(1,511)	(5,588)	370%
Gain on loan and lease sales, net	6,696	15,715	(9,019)	(57)%
BOLI income	8,253	8,302	(49)	(1)%
Other (losses) income	(1,008)	63,681	(64,689)	(102)%
Total non-interest income	$199,528	$356,318	$(156,790)	(44)%

Brokerage revenue decreased for the year ended December 31, 2022 as compared to prior periods, due to the sale of Umpqua Investments, Inc. in April 2021.

The gain on loan and lease sales in 2022 decreased compared to 2021 due to a decrease in SBA loan sales during the period.

Other (losses) income in 2022 compared to 2021 decreased primarily due to a fair value loss on certain loans held for investment of $58.5 million in 2022, as compared to a fair value gain of $3.0 million in 2021.

Residential mortgage banking revenue, which is the primary source of income for the Mortgage Banking segment, decreased for the year ended December 31, 2022. The variance was driven by rising long-term interest rates and attributed to lower revenue from the origination and sale of residential mortgages, favorable changes in the fair value of the MSR asset, and a loss on the MSR hedge that was put in place during the third quarter of 2022. Revenue related to the origination and sale of residential mortgages decreased by $111.1 million, as compared to the prior period. This was partially offset by a net fair value gain of $22.8 million related to the MSR asset, partially offset by a MSR hedge loss of $14.5 million, for the year ended December 31, 2022, compared to a net loss on fair value of $7.8 million for the same period in 2021. The MSR hedge was put in place in August 2022.

For-sale mortgage closed loan volume decreased 61% as compared to the prior period, and the gain on sale margin decreased to 2.54% in 2022, compared to 3.32% in 2021. Mortgage banking trends in 2022 as compared to the prior period were impacted by higher mortgage rates and their effect on refinance demand, home purchase activity, and the locked pipeline. Direct expense related to the origination of for-sale mortgage loans as a percentage of loan production was 2.46% for the year ended December 31, 2022, compared to 2.00% for the year ended December 31, 2021.

Origination volume for mortgage loans is generally linked to the level of mortgage interest rates. When rates fall, origination volumes are expected to be elevated relative to historical levels. If rates rise, origination volumes would be expected to decline. The MSR asset value is also sensitive to interest rates, and generally falls with lower rates and rises with higher rates, resulting in fair value losses and gains, respectively, due to changes in valuation inputs or assumptions, where applicable. In August 2022, a MSR hedge was put in place as we work to minimize the interest rate risk of mortgage servicing rights and reduce net income volatility related to changes in fair value of MSR assets due to valuation inputs or assumptions.

In 2022, the Company made a number of structural changes within the mortgage banking segment, intended to reduce expenses, limit the impact of MSR changes to the income statement and moderate portfolio mortgage growth. Management notes that although mortgages remain an important product for the bank and for our customers, the Company is downsizing the scale of mortgage operations and expects a smaller impact on the financial statements in the future.

The following table presents our residential mortgage banking revenues for the years ended December 31, 2022 and 2021:

(dollars in thousands)	2022	2021
Origination and sale	$46,712	$157,789
Servicing	37,358	36,836
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	(20,272)	(18,903)
Changes in valuation inputs or assumptions (1)	57,537	11,089
MSR hedge loss	(14,476)	—
Residential mortgage banking revenue, net	$106,859	$186,811

Loans Held for Sale Production Statistics:
Closed loan volume for-sale	$1,839,466	$4,747,104
Gain on sale margin	2.54%	3.32%
(1)The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

NON-INTEREST EXPENSE

The following table presents the key elements of non-interest expense for the years ended December 31, 2022 and 2021:

	2022 compared to 2021
(dollars in thousands)	2022	2021	Change Amount	Change Percent
Salaries and employee benefits	$441,226	$480,820	$(39,594)	(8)%
Occupancy and equipment, net	138,451	137,546	905	1%
Communications	10,429	11,564	(1,135)	(10)%
Marketing	6,540	7,381	(841)	(11)%
Services	51,323	48,800	2,523	5%
FDIC assessments	13,964	9,238	4,726	51%
Intangible amortization	4,095	4,520	(425)	(9)%
Merger related expenses	17,356	15,183	2,173	14%
Other expenses	51,566	45,404	6,162	14%
Total non-interest expense	734,950	760,456	(25,506)	(3)%

Salaries and employee benefits decreased for 2022, compared to 2021, primarily due to a decrease in mortgage banking production related incentive pay during the period, due to increasing rates suppressing demand for mortgage products.
Merger related expenses are directly related to the pending merger with Columbia, which is set to close February 28, 2023.
Other non-interest expense increased for 2022, compared to 2021, primarily due to an increase in state and local taxes of $5.9 million due to a one-time adjustment as well as other miscellaneous fluctuations in other expense, partially offset by a $6.0 million decrease in exit and disposal costs in 2022, compared to 2021. The prior elevated levels of exit and disposal costs were due to store consolidations and back-office lease exits as part of Umpqua's Next Gen 2.0 strategy.

INCOME TAXES

Our consolidated effective tax rate as a percentage of pre-tax income for 2022 was 25.3%, compared to 24.7% for 2021. The 2022 effective tax rate differed from the federal statutory rate of 21% principally because of state taxes, income on tax-exempt investment securities, and tax credits and benefits arising from low-income housing investments.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents were $1.3 billion at December 31, 2022, compared to $2.8 billion at December 31, 2021. The decrease of interest bearing cash and temporary investments reflects strong loan portfolio growth of $3.6 billion, which was partially funded by increases in borrowings of $900.0 million and deposits of $470.9 million, respectively, in the period.

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
Equity and other securities consist primarily of investments in fixed income mutual funds to support our CRA initiatives and securities invested in rabbi trusts for the benefit of certain current or former executives and employees as required by the underlying agreements. Equity and other securities were $73.0 million at December 31, 2022, compared to $81.2 million at December 31, 2021. This decrease is primarily due to losses on equity securities of $7.1 million during the year due to changes in fair value.

Investment debt securities available for sale were $3.2 billion as of December 31, 2022, compared to $3.9 billion at December 31, 2021. The decrease is due to a drop in the fair value of investment securities available for sale of $548.2 million and investment securities sales and paydowns of $396.1 million, partially offset by purchases of investment securities of $276.8 million.

The following table presents information regarding the amortized cost, fair value, average yield and maturity structure of the investment portfolio at December 31, 2022:

(dollars in thousands)	Amortized Cost	Fair Value	Average Yield (1)
U.S. treasury and agencies
One year or less	$29,978	$29,003	0.35%
One to five years	551,392	507,557	2.07%
Five to ten years	433,515	382,088	2.11%
Over ten years	20,647	17,526	2.60%
Total U.S. treasury and agencies	1,035,532	936,174	2.04%
Obligations of states and political subdivisions
One year or less	10,114	10,088	3.34%
One to five years	140,139	137,886	3.32%
Five to ten years	133,617	111,498	2.32%
Over ten years	13,740	10,328	2.39%
Total obligations of states and political subdivisions	297,610	269,800	2.88%
Other Securities
Mortgage-backed securities and collateralized mortgage obligations	2,407,615	1,993,389	1.75%
Total debt securities	$3,740,757	$3,199,363	1.93%
(1) Weighted average yields are stated on a federal tax-equivalent basis of 21%. Weighted average yields for available for sale investments have been calculated on an amortized cost basis.

The mortgage-related securities in the table above include both pooled mortgage-backed issues and high-quality collateralized mortgage obligation structures, with an average duration of 6.0 years. These mortgage-related securities provide yield spread to U.S. Treasury or agency securities; however, the cash flows arising from them can be volatile due to refinancing of the underlying mortgage loans.

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

Gross unrealized losses in the available for sale investment portfolio was $542.3 million at December 31, 2022. This consisted primarily of unrealized losses on mortgage-backed securities and collateralized mortgage obligations of $415.0 million. The unrealized losses were primarily attributable to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not attributable to changes in credit quality. In the opinion of management, no ACL was considered necessary on these debt securities as of December 31, 2022.

RESTRICTED EQUITY SECURITIES

Restricted equity securities were $47.1 million and $10.9 million at December 31, 2022 and 2021, respectively, the majority of which represents the Bank's investment in the Federal Home Loan Bank. The increase is attributable to the purchase of FHLB stock during the period due to increased FHLB borrowing activity during the period. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. At December 31, 2022, the Bank's minimum required investment in FHLB stock was $46.9 million.

LOANS AND LEASES

Total loans and leases outstanding at December 31, 2022 increased $3.6 billion compared to December 31, 2021. This increase was principally attributable to net new loan and lease originations of $3.7 billion, with the majority of the increase in multifamily and residential mortgage loans. The increase was partially offset by the sale of loans totaling $142.3 million and charge-offs of $45.0 million. The loan to deposit ratio as of December 31, 2022 is 97%, as compared to 85% for the year ended December 31, 2021, which reflects the strong loan growth that occurred during 2022.

The following table presents the concentration distribution of our loan and lease portfolio by major type as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial real estate
Non-owner occupied term, net	$3,894,840	15%	$3,786,887	17%
Owner occupied term, net	2,567,761	10%	2,332,422	10%
Multifamily, net	5,285,791	20%	4,051,202	18%
Construction & development, net	1,077,346	4%	890,338	4%
Residential development, net	200,838	1%	206,990	1%
Commercial
Term, net	3,029,547	12%	3,008,473	13%
Lines of credit & other, net	960,054	4%	910,733	4%
Leases & equipment finance, net	1,706,172	6%	1,467,676	7%
Residential
Mortgage, net	5,647,035	21%	4,517,266	20%
Home equity loans & lines, net	1,631,965	6%	1,197,170	5%
Consumer & other, net	154,632	1%	184,023	1%
Total, net of deferred fees and costs	$26,155,981	100%	$22,553,180	100%

The following table presents the maturity distribution of our loan portfolios and the rate sensitivity of these loans to changes in interest rates as of December 31, 2022:

	By Maturity					Loans Over One Year by Rate Sensitivity
(in thousands)	One Year or Less	One Through Five Years	Five Through 15 Years	Over 15 Years	Total	Fixed Rate	Floating/Adjustable Rate
Commercial real estate, net	$1,003,874	$2,641,863	$5,056,185	$4,324,654	$13,026,576	$1,790,337	$10,232,365
Commercial, net	$1,999,349	$2,779,618	$780,733	$136,073	$5,695,773	$2,394,992	$1,301,432
Residential, net	$5,316	$8,740	$921,883	$6,343,061	$7,279,000	$3,227,537	$4,046,147
Consumer & other, net	$11,699	$120,786	$21,443	$704	$154,632	$44,165	$98,768

ASSET QUALITY AND NON-PERFORMING ASSETS

The following table summarizes our non-performing assets and restructured loans, as of December 31, 2022 and 2021:

(dollars in thousands)	December 31, 2022	December 31, 2021
Loans and leases on non-accrual status
Commercial real estate, net	$5,011	$5,767
Commercial, net	25,691	13,098
Residential, net	—	—
Consumer & other, net	—	—
Total loans and leases on non-accrual status	30,702	18,865
Loans and leases past due 90 days or more and accruing
Commercial real estate, net	1	1
Commercial, net	7,909	4,160
Residential, net (1)	19,894	27,981
Consumer & other, net	134	194
Total loans and leases past due 90 days or more and accruing (1)	27,938	32,336
Total non-performing loans and leases	58,640	51,201
Other real estate owned	203	1,868
Total non-performing assets	$58,843	$53,069
Restructured loans (2)	$6,767	$6,694
Allowance for credit losses on loans and leases	$301,135	$248,412
Reserve for unfunded commitments	14,221	12,767
Allowance for credit losses	$315,356	$261,179
Asset quality ratios:
Non-performing assets to total assets	0.18%	0.17%
Non-performing loans and leases to total loans and leases	0.22%	0.23%
Allowance for credit losses on loan and lease losses to total loans and leases	1.15%	1.10%
Allowance for credit losses to total loans and leases	1.21%	1.16%
Allowance for credit losses to total non-performing loans and leases	538%	510%
(1)Excludes government guaranteed GNMA mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more totaling $6.6 million at December 31, 2022.
(2)Represents accruing TDR loans performing according to their restructured terms.

At December 31, 2022 and 2021, loans of $6.8 million and $6.7 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a modification of loan repayment terms.

A decline in the economic conditions and other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that loans will not become 90 days or more past due, placed on non-accrual status, restructured or transferred to other real estate owned in the future.

ALLOWANCE FOR CREDIT LOSSES

The ACL totaled $315.4 million at December 31, 2022, an increase of $54.2 million from the $261.2 million at December 31, 2021. The following table shows the activity in the ACL for the years ended December 31, 2022 and 2021:

(dollars in thousands)	2022	2021
Allowance for credit losses on loans and leases
Balance, beginning of period	$248,412	$328,401
Provision (recapture) for credit losses on loans and leases	83,605	(35,132)
Loans charged-off:
Commercial real estate, net	(136)	(1,144)
Commercial, net	(41,073)	(54,425)
Residential, net	(224)	(70)
Consumer & other, net	(3,556)	(3,658)
Total loans charged-off	(44,989)	(59,297)
Recoveries:
Commercial real estate, net	384	645
Commercial, net	11,029	10,703
Residential, net	662	924
Consumer & other, net	2,032	2,168
Total recoveries	14,107	14,440
Net (charge-offs) recoveries:
Commercial real estate, net	248	(499)
Commercial, net	(30,044)	(43,722)
Residential, net	438	854
Consumer & other, net	(1,524)	(1,490)
Total net charge-offs	(30,882)	(44,857)
Balance, end of period	$301,135	$248,412
Reserve for unfunded commitments
Balance, beginning of period	$12,767	$20,286
Provision (recapture) for credit losses on unfunded commitments	1,454	(7,519)
Balance, end of period	14,221	12,767
Total allowance for credit losses	$315,356	$261,179
As a percentage of average loans and leases (annualized):
Net charge-offs	0.13%	0.20%
Commercial real estate, net	—%	—%
Commercial, net	0.56%	0.73%
Residential, net	(0.01)%	(0.02)%
Consumer & other, net	0.90%	0.82%
Provision (recapture) for credit losses	0.35%	(0.19)%
Recoveries as a percentage of charge-offs	31.36%	24.35%
The provision (recapture) for credit losses includes the provision (recapture) for credit losses on loans and leases and the provision (recapture) for unfunded commitments. The increase in the provision is due to organic loan growth as well as updates to the economic forecasts used in credit models.

The following table sets forth the allocation of the allowance for credit losses on loans and leases and percent of loans and leases in each category to total loans and leases, net of deferred fees, as of December 31 for each of the last two years:

	December 31, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%
Commercial real estate, net	$77,813	50%	$99,075	50%
Commercial, net	167,135	22%	117,573	24%
Residential, net	50,329	27%	29,068	25%
Consumer & other, net	5,858	1%	2,696	1%
Allowance for credit losses on loans and leases	$301,135		$248,412

The following table shows the change in the allowance for credit losses from December 31, 2021 to December 31, 2022:

(dollars in thousands)	December 31, 2021	2022 net (charge-offs) recoveries	Reserve (release) build	December 31, 2022	% of loans and leases, net outstanding
Commercial real estate	$107,536	$248	$(22,764)	$85,020	0.65%
Commercial	119,601	(30,044)	80,627	170,184	2.99%
Residential	31,025	438	22,062	53,525	0.74%
Consumer	3,017	(1,524)	5,134	6,627	4.29%
Total allowance for credit losses	$261,179	$(30,882)	$85,059	$315,356	1.21%
% of loans and leases, net outstanding	1.16%			1.21%

To calculate the ACL, the CECL models use a forecast of future economic conditions and are dependent upon specific macroeconomic variables that are relevant to each of the Bank's loan and lease portfolios. The forward-looking assumptions revert to historical data when they reach the point where future assumptions are no longer estimated. As of December 31, 2022, the Bank used Moody's Analytics November consensus economic forecast to estimate the ACL. Key macroeconomic variables within this forecast include U.S. real GDP, U.S. unemployment rate, and Federal Reserve Fed Funds rate. The key components include U.S. real GDP average annualized growth of 0.4% in 2023, increasing to 1.4% in 2024, 2.0% in 2025, and 2.0% in 2026, and an average U.S. unemployment rate of 4.3% in 2023, 4.5% in 2024, 4.2% in 2025, and 3.9% in 2026. The forecasted average federal funds rate is expected to be 4.9% in 2023, 4.0% in 2024, 2.9% in 2025, and 2.5% in 2026. The models for calculating the ACL are sensitive to changes in these and other economic variables, which could result in volatility as these assumptions change over time.

We believe that the allowance for credit losses as of December 31, 2022 is sufficient to absorb losses inherent in the loan and lease portfolio and in credit commitments outstanding as of that date based on the information available. If the economic conditions decline, the Bank may need additional provisions for credit losses in future periods.

RESIDENTIAL MORTGAGE SERVICING RIGHTS

The following table presents the key elements of our residential mortgage servicing rights asset as of December 31, 2022, 2021, and 2020:

(dollars in thousands)	2022	2021	2020
Balance, beginning of period	$123,615	$92,907	$115,010
Additions for new MSR capitalized	24,137	38,522	51,000
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(20,272)	(18,903)	(19,680)
Changes due to valuation inputs or assumptions (1)	57,537	11,089	(53,423)
Balance, end of period	$185,017	$123,615	$92,907
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to our serviced loan portfolio as of December 31, 2022 and 2021 were as follows:

(dollars in thousands)	December 31, 2022	December 31, 2021
Balance of loans serviced for others	$13,020,189	$12,755,671
MSR as a percentage of serviced loans	1.42%	0.97%

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

Due to changes to inputs in the valuation model including changes in discount rates, prepayment speeds, and other inputs, the fair value of the MSR asset increased by $57.5 million for the year ended December 31, 2022, as compared to an increase of $11.1 million for the year ended December 31, 2021. The fair value of the MSR asset decreased by $20.3 million due to the passage of time, including the impact of regularly scheduled repayments, paydowns, and payoffs, as compared to a decrease of $18.9 million in 2021.

DEPOSITS

Total deposits were $27.1 billion at December 31, 2022, an increase of $470.9 million, or 2%, compared to year-end 2021. The increase is mainly attributable to growth in time and other interest bearing deposits accounts, which reflects an increase in brokered deposits and customer account movements.

The following table presents the deposit balances by major category as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(dollars in thousands)	Amount	%	Amount	%
Non-interest bearing demand	$10,288,849	38%	$11,023,724	41%
Interest bearing demand	4,080,469	15%	3,774,937	14%
Money market	7,721,011	29%	7,611,718	29%
Savings	2,265,052	8%	2,375,723	9%
Time, greater than $250,000	582,838	2%	480,432	2%
Time, $250,000 or less	2,127,393	8%	1,328,151	5%
Total deposits	$27,065,612	100%	$26,594,685	100%

The following table presents the scheduled maturities of uninsured time deposits greater than $250,000 as of December 31, 2022:

(in thousands)	Amount
Three months or less	$69,266
Over three months through six months	51,936
Over six months through twelve months	319,826
Over twelve months	141,810
Uninsured deposits, greater than $250,000	$582,838
Uninsured deposits at December 31, 2022, totaled $10.6 billion, which is an estimated amount based on the methodologies and assumptions used for the Bank's regulatory requirements. The Company's total core deposits, which are deposits less time deposits greater than $250,000 and all brokered deposits, were $25.6 billion at December 31, 2022, compared to $26.0 billion at December 31, 2021. The Company's total brokered deposits were $866.9 million or 3% of total deposits at December 31, 2022, compared to $149.9 million or 1% of total deposits at December 31, 2021.

BORROWINGS

At December 31, 2022, the Bank had outstanding securities sold under agreements to repurchase of $308.8 million, a decrease of $183.5 million from December 31, 2021. At December 31, 2022, the Bank had no outstanding federal funds purchased balances. The Bank had outstanding borrowings of $906.2 million at December 31, 2022, consisting of advances from the FHLB, which increased $899.8 million since December 31, 2021. The increase was due to $900.0 million in short-term advances, which have fixed rates ranging from 4.54% to 4.87% and are set to mature in the first quarter of 2023. The remaining advance has a fixed interest rate of 7.10% and matures in 2030. Advances from the FHLB are secured by investment securities and loans secured by real estate.

JUNIOR SUBORDINATED DEBENTURES

We had junior subordinated debentures with carrying values of $411.5 million and $381.1 million at December 31, 2022 and 2021, respectively. The increase is mainly due to the $28.8 million change in the fair value for the junior subordinated debentures elected to be carried at fair value, which is due mostly to the implied forward curve shifting higher and a decrease in the credit spread, partially offset by the spot curve shifting higher. As of December 31, 2022, substantially all of the junior subordinated debentures had interest rates that are adjustable on a quarterly basis based on a spread over three-month LIBOR. These instruments mature after June 2023, and we anticipate they will be covered under pending federal legislation that will allow us to replace the LIBOR index with SOFR under a safe-harbor provision.

LIQUIDITY AND SOURCES OF FUNDS

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

We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. One source of funds includes public deposits. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance.  Public deposits represent 7% and 5% of total deposits at December 31, 2022 and 2021, respectively. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state's risk assessment of depository institutions. Changes in the pledging requirements for uninsured public deposits may require pledging additional collateral to secure these deposits, drawing on other sources of funds to finance the purchase of assets that would be available to be pledged to satisfy a pledging requirement, or could lead to the withdrawal of certain public deposits from the Bank. At December 31, 2022, the Bank has $2.3 billion in time deposits scheduled to mature within the next 12 months, which we anticipate the majority of personal time deposits will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard. In addition to liquidity from core deposits and the repayments and maturities of loans and investment securities, the Bank can utilize established uncommitted federal funds lines of credit, sell securities under agreements to repurchase, borrow on a secured basis from the FHLB or issue brokered certificates of deposit.

The Bank had available lines of credit with the FHLB totaling $7.1 billion at December 31, 2022, subject to certain collateral requirements, namely the amount of pledged loans and investment securities. The Bank had available lines of credit with the Federal Reserve totaling $1.2 billion, subject to certain collateral requirements, namely the amount of certain pledged loans. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at December 31, 2022. Availability of these lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

The Company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the Company's revenues are obtained from dividends declared and paid by the Bank. There were $192.0 million of dividends paid by the Bank to the Company in 2022. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company. FDIC and Oregon Division of Financial Regulation approval is required for quarterly dividends from Umpqua Bank to the Company. Due to the Company's announcement of its pending merger with Columbia, Umpqua is restricted from paying quarterly cash dividends in excess of the current level and from repurchasing shares of Company common stock.

Although we expect the Bank's and the Company's liquidity positions to remain satisfactory during 2023, it is possible that our deposit balances may not be maintained at previous levels due to pricing pressure or customers' behavior in the current economic environment. In addition, in order to generate deposit growth, our pricing may need to be adjusted in a manner that results in increased interest expense on deposits. We may utilize borrowings or other funding sources, which are generally more costly than deposit funding, to support our liquidity levels.

CONCENTRATIONS OF CREDIT RISK
Information regarding Concentrations of Credit Risk is included in Notes 2, 4, and 17 of the Notes to Consolidated Financial Statements in Item 8 below.

CAPITAL RESOURCES

Shareholders' equity at December 31, 2022 and 2021 was $2.5 billion and $2.7 billion, respectively. The fluctuation in shareholders' equity during the year ended December 31, 2022 was principally due to the other comprehensive loss, net of tax of $428.6 million and cash dividends paid of $183.2 million, offset by net income of $336.8 million for the year ended December 31, 2022.

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

Under the Basel III guidelines, capital strength is measured in three tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 6% must be Tier 1 capital and 4.5% must be CET1. Our CET1 capital primarily includes shareholders' equity less certain deductions for goodwill and other intangibles, net of taxes, net unrealized gains (losses) on AFS securities, net of tax, net unrealized gains (losses) related to fair value of liabilities, net of tax, and certain deferred tax assets that arise from tax loss and credit carry-forwards, and totaled $2.9 billion at December 31, 2022. Tier 1 capital is primarily comprised of common equity Tier 1 capital, less certain additional deductions applied during the phase-in period, totaled $2.9 billion at December 31, 2022. Tier 2 capital components include all, or a portion of, the allowance for credit losses in excess of Tier 1 statutory limits and combined trust preferred security debt issuances. The total of Tier 1 capital plus Tier 2 capital components is referred to as Total Risk-Based Capital, and was $3.7 billion at December 31, 2022. The percentage ratios, as calculated under the guidelines, were 11.02%, 11.02% and 13.71% for CET1, Tier 1 and Total Risk-Based Capital, respectively, at December 31, 2022. The CET1, Tier 1 and Total Risk-Based Capital ratios at December 31, 2021 were 11.58%, 11.58% and 14.26%, respectively.
A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end shareholders' equity, less accumulated other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets. Although a minimum leverage ratio of 4% is required for the highest-rated financial holding companies that are not undertaking significant expansion programs, the Federal Reserve Board may require a financial holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and financial holding companies. Our consolidated leverage ratios at December 31, 2022 and 2021 were 9.14% and 9.01%, respectively.

Basel III also requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The common equity Tier 1, Tier 1, and total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At December 31, 2022, the Company and Bank were in compliance with the capital conservation buffer requirements.

As of December 31, 2022, the most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's regulatory capital category.

Along with enactment of the CARES Act, the federal bank regulatory authorities issued an interim final rule to provide banking organizations that are required to implement CECL before the end of 2020 the option to delay the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. The Company elected this capital relief and delayed the estimated regulatory capital impact of adopting CECL, relative to the incurred loss methodology's effect on regulatory capital.

During the year ended December 31, 2022, the Company made no capital contributions to the Bank. At December 31, 2022, all four of the capital ratios of the Bank exceeded the minimum ratios required by federal regulation. Management monitors these ratios on a regular basis to ensure that the Bank remains within regulatory guidelines.

The Company's dividend policy considers, among other things, earnings, regulatory capital levels, the overall payout ratio and expected asset growth to determine the amount of dividends declared, if any, on a quarterly basis. There is no assurance that future cash dividends on common shares will be declared or increased. We cannot predict the extent of the economic decline that could result in inadequate earnings, regulatory restrictions and limitations, changes to our capital requirements, or a decision to increase capital by retention of earnings, which may result in the inability to pay dividends at previous levels, or at all.

During 2022, Umpqua's Board approved dividends of $0.21 per common share for all quarters. These dividends were made pursuant to our existing dividend policy and in consideration of, among other things, earnings, regulatory capital levels, the overall payout ratio, and expected asset growth. Umpqua agreed to refrain from paying quarterly cash dividends in excess of the then-current level ($0.21 per share) at the time we entered into the Merger Agreement.

The payment of future cash dividends is at the discretion of our Board and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above.

The following table presents cash dividends declared and dividend payout ratios (dividends declared per common share divided by basic earnings per common share) for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Dividend declared per common share	$0.84	$0.84	$0.63
Dividend payout ratio	54%	44%	(9%)

In July 2021, the Company announced that its Board approved a new share repurchase program, which authorizes the Company to repurchase up to $400 million of common stock over the next twelve months from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. The program expired July 31, 2022. As of December 31, 2022, the Company repurchased a total of $78.2 million in shares under the program. The Company did not repurchase any shares during 2022.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk management is an integral part of our risk culture. Our Enterprise Risk Management group is an independent risk management function that partners with the line of business to identify, measure, and monitor market risks throughout the company. It ensures transparency of significant market risks, monitoring compliance with Board established risk appetite limits and escalates limit exceptions to appropriate executive management and the Board. The various business units are responsible for identification, acceptance and ownership of the risks and for ensuring that market risk exposures are well-managed and prudent. Market risk is monitored through various measures, such as simulations, and through routine stress testing, sensitivity, and scenario analysis.

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

LIBOR Transition
On March 5, 2021, the Financial Conduct Authority (the authority that regulates LIBOR) announced the future cessation and loss of representativeness for all LIBOR benchmark settings. While non-USD and several less frequently referenced USD LIBOR settings ceased publication immediately after December 31, 2021, commonly referenced USD LIBOR settings, encompassing all of Umpqua's LIBOR exposure, will cease publication immediately after June 30, 2023. U.S. regulators continue to encourage banks to transition away from LIBOR as soon as practicable and also communicated that banks should not enter into new transactions referencing LIBOR after December 31, 2021. The ARRC is a group of private-market participants convened by the Federal Reserve Board and the New York Fed to help ensure a successful transition from USD LIBOR to a more robust reference rate. The ARRC recommended alternative is SOFR, including forward-looking term rates based on SOFR, as alternative reference rate options.

The Company holds financial instruments that will be impacted by the discontinuance of LIBOR, primarily certain loans, derivatives, and junior subordinated debentures that use LIBOR as the benchmark rate. These financial instruments will transition to new reference rates. This transition is progressing and will continue to occur over time as many of these arrangements do not have an alternative rate referenced in their contracts.

The Company established an enterprise-wide transition program with program deliverables including business strategy, product design and pricing strategy, instrument contract remediation, and systems and processes. These deliverables are mostly complete as we approach the final transition of June 30, 2023. Our existing LIBOR exposures are limited primarily to three instruments—adjustable and variable-rate loans, loan-related derivatives, and junior subordinated debentures.

As of December 31, 2022, LIBOR-indexed adjustable and variable-rate loans comprise approximately 14% of our loan and lease portfolio. Consistent with U.S. banking regulators direction, we ceased entering into new contracts that use USD LIBOR as a reference rate after December 31, 2021.

Our outstanding junior subordinated debentures mature after June 30, 2023 and are indexed to USD LIBOR. They are covered under federal legislation, and the Federal Reserve’s regulations implementing that legislation, that will allow us to replace the LIBOR index with forward term SOFR, plus the statutorily prescribed tenor spread adjustment.

We have prepared for the cessation of USD LIBOR by taking steps to avoid new exposures and reduce our remaining exposures. We have actively originated new variable and adjustable-rate loans using SOFR, forward-looking term SOFR and other non-LIBOR indexes. We have substantially completed amendments to all loans maturing after June 30, 2023, to include robust LIBOR index replacement provisions. We have completed transition on certain loan portfolio segments, and are on track to complete remaining transition work, including providing our customers with information about the cessation of USD LIBOR and how it will affect their contracts with us.

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

An interest rate simulation model is used to estimate the sensitivity of net interest income to changes in market interest rates. This model has inherent limitations, and these results are based on a given set of rate changes and assumptions at one point in time. Our primary analysis assumes a static balance sheet, both in terms of the total size and mix of our balance sheet, meaning cash flows from the maturity or repricing of assets and liabilities are redeployed in the same instrument at modeled rates. We employ estimates based upon a number of assumptions for each scenario, including changes in the size or mix of the balance sheet, new volume rates for new balances, the rate of prepayments, and the correlation of pricing to changes in the interest rate environment. For example, for interest bearing deposit balances we utilize a repricing "beta" assumption, which is an estimate for the change in interest bearing deposit costs given a change in the short-term market interest rates.

Our simulation beta estimates are generally consistent with actual betas utilized in the last rising rate cycle. The following table shows the beta realized in the last rising rate market cycle.

Deposit Repricing Betas During the Last Rising-Rate Cycle(1)
		Cost of Umpqua Deposits		Avg Non-Interest Bearing Deposits as % of Total
	Effective Fed Funds Target Rate (Daily Avg.)	Interest-Bearing	Total
Q3 2019	2.20%	1.19%	0.82%	31.0%
Q2 2019	2.40%	1.16%	0.81%	30.3%
Q3 2015	0.14%	0.24%	0.17%	29.5%
Variance: Peak (Peak value less Q3 2015)	+2.26%	+0.95%	+0.65%
Umpqua Beta (based on peak Umpqua deposit rate)(1)		42%	29%
(1) Deposit repricing betas are calculated between Q3 2015 and Q3 2019. We use Q3 2019 as our end point despite a 50-basis point reduction in the fed funds target rate (reflected by a 20-basis point reduction in the daily average of the effective funds rate) during the quarter as it represents our peak deposit costs during the last rising rate cycle and it captures the repricing lag effect.

Loan repricing characteristics are a significant component of interest rate sensitivity. Variable and adjustable-rate loans may or may not contain a rate floor – which impacts the sensitivity of the instrument based on repricing timing and the magnitude of the change in interest rate. The following tables show certain pricing characteristics including rate type, maturity and floor detail of the loan portfolio at December 31, 2022:

Loan Repricing Detail(1),(2)			Loan Maturities at December 31, 2022
(in millions)	Q4 2022%			<=6	7 to 12	13 to 24	25 to 36	37 to 59	60+
Fixed	$8,981	34%	(in millions)	Mos	Mos	Mos	Mos	Mos	Mos	Total
Prime	1,801	7%	Fixed	$1,441	$113	$336	$542	$1,243	$5,306	$8,981
1 Month	6,143	24%	Floating	710	603	904	418	1,220	4,089	7,944
Floating	7,944	31%	Adjustable	24	34	92	219	444	8,383	9,196
			Total	$2,175	$750	$1,332	$1,179	$2,907	$17,778	$26,121
Prime	302	1%
6 month	5,593	21%
1 Year	1,226	5%	Floors: Floating and Adjustable Rate Loans at December 31, 2022(3),(4)
3 Year	160	1%	(in millions)	No Floor	At Floor		Above Floor		Total
5 Year	1,265	5%	Floating	$5,024	$1		$2,919		$7,944
10 Year	650	2%	Adjustable	1,211	82		7,903		9,196
Adjustable	9,196	35%	Total	$6,235	$83		$10,822		$17,140
			% of Total	37%	0%		63%		100%
Total	$26,121	100%
(1) Index rates are mapped to the closest material index.
(2) Loan balances reported here are customer principal book balances, and exclude items such as deferred fees and costs.
(3) Loans were grouped into three buckets: (1) No Floor: no contractual floor on the loan; (2) At Floor: current rate = floor; (3) Above Floor: current rate exceeds floor. The amount above the floor was based on the current margin plus the current index assuming the loan repriced on December 31, 2022. The adjustable loans may not reprice until well into the future, depending on the timing and size of interest rate changes.
(4) We no longer disclose the required upward interest rate changes necessary to move loans off their floors as this category has declined to only $83 million as of December 31, 2022, and the impact to net interest income when they reprice off their existing floors is relatively de minimis.

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

The estimated impact on our net interest income over a time horizon of one year as of December 31, 2022, 2021, and 2020 are indicated in the table below. For the scenarios shown, the interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of the balance sheet. For example, the "up 200 basis points" scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months applied to the balance sheet of December 31 for each respective year.

Interest Rate Simulation Impact on Net Interest Income

As of December 31,	2022	2021	2020
Up 300 basis points	1.7%	9.7%	9.7%
Up 200 basis points	1.1%	6.3%	6.5%
Up 100 basis points	0.6%	3.0%	3.2%
Down 100 basis points	(2.4)%	(1.2)%	(1.8)%
Down 200 basis points	(5.1)%	(2.4)%	(2.9)%
Down 300 basis points	(7.8)%	(3.1)%	(3.3)%

Asset sensitivity indicates that in a rising interest rate environment the Company's net interest income would increase and in a decreasing interest rate environment the Company's net interest income would decrease. Liability sensitivity indicates that in a rising interest rate environment a Company's net interest income would decrease and in a decreasing interest rate environment the Company's net interest income would increase. For all years presented, we were "asset-sensitive" meaning we expect our net interest income to increase as market rates increase and to decrease as market rates decrease. The relative level of asset sensitivity as of December 31, 2022, has changed from the prior year primarily due to the impact of increasing interest rates resulting from Federal Reserve monetary policy and programs to address inflationary pressure. As rates have increased, asset sensitivity in an increasing rate environment has decreased and the sensitivity in a decreasing rate environment has increased. A shifting mix of earning assets from cash to longer duration investments and loans coupled with an increasing mix of higher beta funding sources has caused muted sensitivity in rate up scenarios. In rates down scenarios the same exposures leading to the significant actual net interest margin expansion in 2022 creates additional sensitivity exposure to falling rate scenarios.

It should be noted that prior to 2022, although net interest income simulation results are presented for down rate scenarios, most market rates would have reached zero before declining the full 100 basis points, and our simulation parameters floor rates at zero and assume they do not go negative.

Interest rate sensitivity in the first year of the net interest income simulation for increasing interest rate scenarios is negatively impacted by the cost of non-maturity deposits repricing immediately while interest earnings assets (primarily the loan and leases held for investment portfolio) reprice at a slower rate based upon the instrument repricing characteristics. As a result, interest sensitivity in increasing interest rates scenarios improves in subsequent years as these assets reprice. Conversely, in a declining interest scenario, net interest income is negatively impacted by assets re-pricing lower while deposits remain at or near their floors. Management also prepares and reviews the long-term trends of the net interest income simulation to measure and monitor risk. This analysis assumes the same rate shift over the first year of the scenario as described above and holding steady thereafter. The estimated impact on our net interest income over the first and second-year time horizons as it relates to our balance sheet as of December 31, 2022 is indicated in the table below.

Interest Rate Simulation Impact on Net Interest Income

As of December 31, 2022	Year 1	Year 2
Up 300 basis points	1.7%	6.1%
Up 200 basis points	1.1%	4.2%
Up 100 basis points	0.6%	2.2%
Down 100 basis points	(2.4)%	(6.0)%
Down 200 basis points	(5.1)%	(12.9)%
Down 300 basis points	(7.8)%	(19.7)%

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
The table below illustrates the effects of various instantaneous market interest rate changes on the fair values of financial assets and liabilities compared to the corresponding carrying values and fair values:

Interest Rate Simulation Impact on Fair Value of Financial Assets and Liabilities

As of December 31,	2022	2021
Up 300 basis points	(14.0)%	0.3%
Up 200 basis points	(9.4)%	1.6%
Up 100 basis points	(4.4)%	1.9%
Down 100 basis points	0.9%	(5.3)%
Down 200 basis points	0.1%	0.4%
Down 300 basis points	(2.5)%	1.9%

As of December 31, 2022, our economic value of equity analysis indicates a liability sensitive profile in increasing interest rate scenarios. This suggests a sudden or sustained increase in market interest rates would result in a decrease in our estimated economic value of equity, as the decrease in value of our interest earning assets exceeds the economic value change of interest-bearing liabilities. In declining interest rate scenarios, our economic value of equity increases, but only slightly before shifting the sensitivity profile between a down 200 and 300 basis point scenario. This occurs as the increase in value of interest earning assets exceeds the decline in economic value of interest bearing liabilities, including the core deposit intangible. In increasing interest rate scenarios, our overall sensitivity to changes in market interest rates shifted and increased from the prior year, primarily due to the relative level of market interest rates and the shifting value of fundings sources given mix changes during the year being more than offset by the economic value losses on loans and securities given extended duration trends of those interest earning assets. As of December 31, 2022, our estimated economic value of equity (fair value of financial assets and liabilities) was above our book value of equity primarily due to an increase in the economic value core deposit intangible.

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

Our financial statements included in Item 8 below have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to measure financial position and operating results principally in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our results of operations is through increased operating costs, such as compensation, occupancy, and business development expenses. In management's opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the rate of inflation. Although interest rates are influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including U.S. fiscal and monetary policy and general national and global economic conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Umpqua Holdings Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Umpqua Holdings Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Allowance for Credit Losses on Loans and Leases— Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company’s estimate of current expected credit losses for loans and leases is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts, and management judgement is required to determine which loss estimation methods are appropriate for their circumstances. For the year ended December 31, 2022 the Company recorded a provision for credit losses for loans and leases of $83.6 million and the allowance for credit losses on loans and leases (ACLLL) was $301.1 million as of December 31, 2022.

The Company utilizes models, some of which are complex, to obtain reasonable and supportable forecasts of credit losses for loans and leases. These models use inputs that include forecasted future economic conditions and that are dependent upon specific macroeconomic variables relevant to each of the Company's loan and lease portfolios. Along with the quantitative factors produced by the models, management also considers qualitative factors when determining the ACLLL.

Given the significance of the ACLLL, the complexity of the models, and the management judgements required for the selection of appropriate models, forecasting economic conditions, and determining qualitative adjustments, performing audit procedures to evaluate the ACLLL requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACLLL included the following, among others:

•We tested the effectiveness of controls over the selection of forecasted economic assumptions used in the models, model maintenance, data transfers in to and out of the models, and overall model results.
•We involved credit specialists to assist us in evaluating the reasonableness and conceptual soundness of the methodologies applied in the credit loss estimation models.
•We tested the completeness and accuracy of data used in the models.
•We evaluated the reasonableness of the economic scenario selected by management for use in the models.
•We evaluated the reasonableness of the qualitative adjustments, or absence thereof, within the ACLLL estimate.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 24, 2023

We have served as the Company's auditor since 2018.

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021

(in thousands, except shares)	December 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$327,313	$222,015
Interest bearing cash and temporary investments	967,330	2,539,606
Total cash and cash equivalents	1,294,643	2,761,621
Investment securities
Equity and other, at fair value	72,959	81,214
Available for sale, at fair value	3,196,166	3,870,435
Held to maturity, at amortized cost	2,476	2,744
Loans held for sale, at fair value	71,647	353,105
Loans and leases (at fair value: $285,581 and $345,634)	26,155,981	22,553,180
Allowance for credit losses on loans and leases	(301,135)	(248,412)
Net loans and leases	25,854,846	22,304,768
Restricted equity securities	47,144	10,916
Premises and equipment, net	176,016	171,125
Operating lease right-of-use assets	78,598	82,366
Other intangible assets, net	4,745	8,840
Residential mortgage servicing rights, at fair value	185,017	123,615
Bank owned life insurance	331,759	327,745
Deferred tax asset, net	132,823	—
Other assets	399,800	542,442
Total assets	$31,848,639	$30,640,936
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$10,288,849	$11,023,724
Interest bearing	16,776,763	15,570,961
Total deposits	27,065,612	26,594,685
Securities sold under agreements to repurchase	308,769	492,247
Borrowings	906,175	6,329
Junior subordinated debentures, at fair value	323,639	293,081
Junior subordinated debentures, at amortized cost	87,813	88,041
Operating lease liabilities	91,694	95,427
Deferred tax liability, net	—	4,353
Other liabilities	585,111	317,503
Total liabilities	29,368,813	27,891,666
COMMITMENTS AND CONTINGENCIES (NOTE 17)
SHAREHOLDERS' EQUITY
Common stock, no par value, shares authorized: 400,000,000 in 2022 and 2021; issued and outstanding: 217,054,317 in 2022 and 216,625,506 in 2021	3,450,493	3,444,849
Accumulated deficit	(543,803)	(697,338)
Accumulated other comprehensive (loss) income	(426,864)	1,759
Total shareholders' equity	2,479,826	2,749,270
Total liabilities and shareholders' equity	$31,848,639	$30,640,936

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2022, 2021, and 2020

(in thousands, except per share amounts)	2022	2021	2020
INTEREST INCOME
Interest and fees on loans and leases	$1,050,258	$890,515	$951,439
Interest and dividends on investment securities:
Taxable	72,264	60,399	47,739
Exempt from federal income tax	5,351	5,947	6,095
Dividends	438	1,318	2,615
Interest on temporary investments and interest bearing deposits	19,706	3,864	4,739
Total interest income	1,148,017	962,043	1,012,627
INTEREST EXPENSE
Interest on deposits	48,195	27,151	100,200
Interest on securities sold under agreement to repurchase and federal funds purchased	997	280	766
Interest on borrowings	8,920	2,838	13,921
Interest on junior subordinated debentures	19,889	12,127	15,221
Total interest expense	78,001	42,396	130,108
Net interest income	1,070,016	919,647	882,519
PROVISION (RECAPTURE) FOR CREDIT LOSSES	84,016	(42,651)	204,861
Net interest income after provision (recapture) for credit losses	986,000	962,298	677,658
NON-INTEREST INCOME
Service charges on deposits	48,365	42,086	40,838
Card-based fees	37,370	36,114	28,190
Brokerage revenue	90	5,112	15,599
Residential mortgage banking revenue, net	106,859	186,811	270,822
Gain on sale of debt securities, net	2	8	190
(Loss) gain on equity securities, net	(7,099)	(1,511)	769
Gain on loan and lease sales, net	6,696	15,715	6,707
BOLI income	8,253	8,302	8,399
Other (losses) income	(1,008)	63,681	40,495
Total non-interest income	199,528	356,318	412,009
NON-INTEREST EXPENSE
Salaries and employee benefits	441,226	480,820	479,247
Occupancy and equipment, net	138,451	137,546	151,650
Communications	10,429	11,564	11,843
Marketing	6,540	7,381	8,313
Services	51,323	48,800	46,640
FDIC assessments	13,964	9,238	12,516
Intangible amortization	4,095	4,520	4,986
Merger related expenses	17,356	15,183	—
Goodwill impairment	—	—	1,784,936
Other expenses	51,566	45,404	45,956
Total non-interest expense	734,950	760,456	2,546,087
Income (loss) before provision for income taxes	450,578	558,160	(1,456,420)
Provision for income taxes	113,826	137,860	67,000
Net income (loss)	$336,752	$420,300	$(1,523,420)
Earnings (loss) per common share:
Basic	$1.55	$1.92	$(6.92)
Diluted	$1.55	$1.91	$(6.92)
Weighted average number of common shares outstanding:
Basic	216,980	219,032	220,218
Diluted	217,403	219,581	220,218
See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2022, 2021, and 2020

(in thousands)	2022	2021	2020
Net income (loss)	$336,752	$420,300	$(1,523,420)
Available for sale securities:
Unrealized (losses) gains arising during the period	(548,193)	(124,970)	106,814
Income tax benefit (expense) related to unrealized (losses) gains	140,995	32,142	(27,473)

Reclassification adjustment for net realized gains in earnings	(2)	(8)	(190)
Income tax expense related to realized gains	1	2	49
Net change in unrealized (losses) gains for available for sale securities	(407,199)	(92,834)	79,200

Junior subordinated debentures, at fair value:
Unrealized (losses) gains arising during the period	(28,842)	(37,899)	18,842
Income tax benefit (expense) related to unrealized (losses) gains	7,418	9,747	(4,846)
Net change in unrealized (losses) gains for junior subordinated debentures, at fair value	(21,424)	(28,152)	13,996
Other comprehensive (loss) income, net of tax	(428,623)	(120,986)	93,196
Comprehensive (loss) income	$(91,871)	$299,314	$(1,430,224)

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2022, 2021, and 2020

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(in thousands, except shares)	Shares	Amount			Total
Balance at January 1, 2020	220,229,282	$3,514,000	$770,366	$29,549	$4,313,915
Net loss			(1,523,420)		(1,523,420)
Other comprehensive income, net of tax				93,196	93,196
Stock-based compensation		9,254			9,254
Stock repurchased and retired	(494,009)	(8,655)			(8,655)
Issuances of common stock under stock plans	491,062	—			—
Cash dividends on common stock ($0.63 per share)			(139,532)		(139,532)
Cumulative effect adjustment (1)			(40,181)		(40,181)
Balance at December 31, 2020	220,226,335	$3,514,599	$(932,767)	$122,745	$2,704,577
Net income			420,300		420,300
Other comprehensive loss, net of tax				(120,986)	(120,986)
Stock-based compensation		10,906			10,906
Stock repurchased and retired	(4,158,387)	(80,690)			(80,690)
Issuances of common stock under stock plans	557,558	34			34
Cash dividends on common stock ($0.84 per share)			(184,871)		(184,871)
Balance at December 31, 2021	216,625,506	$3,444,849	$(697,338)	$1,759	$2,749,270
Net income			336,752		336,752
Other comprehensive loss, net of tax				(428,623)	(428,623)
Stock-based compensation		9,753			9,753
Stock repurchased and retired	(202,048)	(4,163)			(4,163)
Issuances of common stock under stock plans	630,859	54			54
Cash dividends on common stock ($0.84 per share)			(183,217)		(183,217)
Balance at December 31, 2022	217,054,317	$3,450,493	$(543,803)	$(426,864)	$2,479,826

(1) The cumulative effect adjustment relates to the implementation of new accounting guidance on January 1, 2020, for the allowance for credit losses.

See notes to consolidated financial statements

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended December 31, 2022, 2021, and 2020

(in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$336,752	$420,300	$(1,523,420)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	14,383	40,805	(62,943)
Amortization of investment premiums, net	6,601	14,404	27,069
Gain on sales of investment securities, net	(2)	(8)	(190)
Provision (recapture) for credit losses	84,016	(42,651)	204,861
Change in cash surrender value of bank owned life insurance	(8,353)	(8,402)	(8,500)
Depreciation, amortization and accretion	28,305	31,498	37,474
Gain on sale of premises and equipment	(2,747)	(574)	(2,284)
Gain on store divestiture	—	—	(9,650)
Goodwill impairment	—	—	1,784,936
Additions to residential mortgage servicing rights carried at fair value	(24,137)	(38,522)	(51,000)
Change in fair value residential mortgage servicing rights carried at fair value	(37,265)	7,814	73,103
Stock-based compensation	9,753	10,906	9,254
Net decrease (increase) in equity and other investments	1,156	352	(2,143)
Loss (gain) on equity securities, net	7,099	1,511	(769)
Loss (gain) on sale of loans and leases, net	1,953	(145,723)	(289,212)
Change in fair value of loans held for sale	10,670	21,427	(16,776)
Origination of loans held for sale	(1,839,466)	(4,747,104)	(6,666,500)
Proceeds from sales of loans held for sale	2,076,548	4,952,918	6,791,133
Change in other assets and liabilities:
Net decrease (increase) in other assets	169,540	153,148	(209,822)
Net increase (decrease) in other liabilities	230,223	(9,376)	9,153
Net cash provided by operating activities	1,065,029	662,723	93,774
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(276,812)	(1,838,923)	(867,675)
Proceeds from investment securities available for sale	396,100	761,249	828,752
Purchases of restricted equity securities	(180,543)	(53)	(20,021)
Redemption of restricted equity securities	144,315	30,803	24,818
Net change in loans and leases	(3,744,493)	(735,422)	(862,125)
Proceeds from sales of loans and leases	148,978	246,667	111,855
Change in premises and equipment	(27,086)	(15,478)	(11,986)
Proceeds from bank owned life insurance death benefits	4,339	4,127	5,641
Net cash received from sale of Umpqua Investments, Inc.	—	10,781	—
Net cash paid in store divestiture	—	—	(171,440)
Other	2,110	1,974	2,070
Net cash used in investing activities	$(3,533,092)	$(1,534,275)	$(960,111)

UMPQUA HOLDINGS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (Continued) For the Years Ended December 31, 2022, 2021, and 2020
(in thousands)	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit liabilities	$470,945	$1,972,519	$2,341,319
Net (decrease) increase in securities sold under agreements to repurchase	(183,478)	116,863	64,076
Proceeds from borrowings	1,650,000	—	600,000
Repayment of borrowings	(750,000)	(765,000)	(735,000)
Net proceeds from issuance of common stock	54	34	—
Dividends paid on common stock	(182,273)	(183,734)	(184,978)
Repurchase and retirement of common stock	(4,163)	(80,690)	(8,655)
Net cash provided by financing activities	1,001,085	1,059,992	2,076,762
Net (decrease) increase in cash and cash equivalents	(1,466,978)	188,440	1,210,425
Cash and cash equivalents, beginning of period	2,761,621	2,573,181	1,362,756
Cash and cash equivalents, end of period	$1,294,643	$2,761,621	$2,573,181

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$71,209	$42,820	$136,018
Income taxes	$71,804	$105,119	$130,228
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized gains and losses on investment securities available for sale, net of taxes	$(407,199)	$(92,834)	$79,200
Change in unrealized gains and losses on junior subordinated debentures carried at fair value, net of taxes	$(21,424)	$(28,152)	$13,996
Cumulative effect adjustment to retained earnings	$—	$—	$40,181
Transfer of loans to loans held for sale	$—	$—	$78,146
Transfer of loans held for sale to loans	$25,057	$315,887	$—
Change in GNMA mortgage loans recognized due to repurchase option	$6,618	$—	$(4,337)

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Nature of Operations-Umpqua Holdings Corporation is a financial holding company with headquarters in Lake Oswego, Oregon, that is engaged primarily in the business of commercial and retail banking. The Company provides a broad range of banking and other financial services to corporate, institutional and individual customers through its wholly-owned banking subsidiary Umpqua Bank. The Bank has a wholly-owned subsidiary, Financial Pacific Leasing, Inc., a commercial equipment leasing company.

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

Consolidation-The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and the Bank's wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2022, the Company had 23 wholly-owned trusts that were formed to issue trust preferred securities and related common securities of the Trusts. The Company has not consolidated the accounts of the Trusts in its consolidated financial statements as they are considered to be variable interest entities for which the Company is not a primary beneficiary. As a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company's consolidated balance sheet as junior subordinated debentures.

Subsequent events-The Company has evaluated events and transactions through the date that the consolidated financial statements were issued for potential recognition or disclosure.

Business Combinations-The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity recognizes the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. This method often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value if the fair value can be determined during the measurement period. Acquisition‑related costs, including conversion and restructuring charges, are expensed as incurred. Fair values are subject to refinement over the measurement period, not to exceed one year after the closing date.

Cash and Cash Equivalents-Cash and cash equivalents include cash and due from banks and temporary investments which are interest bearing balances due from other banks. Cash and cash equivalents generally have a maturity of 90 days or less at the time of purchase.

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

The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is the starting point for estimating expected credit losses. Adjustments are made to historical loss experience to reflect differences in asset-specific risk characteristics, such as underwriting standards, portfolio mix or asset terms, and differences in economic conditions – both current conditions and reasonable and supportable forecasts. When the Company is not able to make or obtain reasonable and supportable forecasts for the entire life of the financial asset, it has estimated expected credit losses for the remaining life using an approach that reverts to historical credit loss information for the longer-term portion of the asset's life. The allowance related to the extrapolated population is based on loan segment, PD credit classification, and vintage year of the modeled loans and leases. A loss factor is calculated and applied to the non-modeled loans and leases.

The Company utilizes complex models to obtain reasonable and supportable forecasts. Most of the models calculate two predictive metrics: the probability of default and loss given default. The PD measures the probability that a loan will default within a given time horizon and primarily measures the adequacy of the debtor's cash flow as the primary source of repayment of the loan or lease. The LGD is the expected loss which would be realized presuming a default has occurred and primarily measures the value of the collateral or other secondary source of repayment related to the collateral. Acquired and newly originated loans and leases that have not been modeled receive a loss rate via an extrapolated rate methodology.

Management believes that the ACL was adequate as of December 31, 2022. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ACL and could possibly result in additional charges to the provision for credit losses.

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

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on a specific percentage of total assets, with additional stock requirements based on use of FHLB products. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

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

Intangible Assets - Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment. Amortization of intangible assets is included in non-interest expense.

Residential Mortgage Servicing Rights (MSR)-The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value servicing assets. Fair value adjustments encompass market-driven valuation changes and the runoff in value that occurs from the passage of time, which are separately disclosed. Under the fair value method, the MSR is carried in the balance sheet at fair value and the changes in fair value are reported in earnings under the caption residential mortgage banking revenue, net in the period in which the change occurs.

The expected life of the loans underlying the MSR can vary from management's estimates due to prepayments by borrowers, especially when rates change significantly. Prepayments outside of management's estimates would impact the recorded value of the residential MSR. The value of the MSR is also dependent upon the discount rate used in the model, which management reviews on an ongoing basis. A significant increase in the discount rate would reduce the value of the MSR.

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
Revenue is segregated based on the nature of product and services offered as part of contractual arrangements. Revenue from contracts with customers is broadly segregated as follows:

•Service charges on deposits consists primarily of fees earned from deposit customers for account maintenance and transaction-based and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis. The performance obligation is satisfied, and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

•Card-based fees are comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned when our customers' debit and credit cards are processed through card payment networks. The performance obligation is satisfied, and the fees are earned when the cost of the transaction is charged to the cardholders' debit or credit card. Certain expenses and rebates directly related to the credit and debit card interchange contract are recorded on a net basis with the interchange income.

•Merchant fee income represents fees earned by the Bank for card payment services provided to its merchant customers, which are outsourced by the Bank to a third party. Income is earned based on a revenue sharing agreement with the third party based on the dollar volume and number of transactions processed on a monthly basis.

•Brokerage revenue consists of brokerage revenue relates to third party revenue share agreements for commissions on brokerage services. Prior to the sale of Umpqua Investments, Inc. in 2021, advisory asset management fees were variable, since they were based on the underlying portfolio value, which is subject to market conditions and asset flows. Advisory asset management fees were recognized quarterly and were based on the portfolio values at the end of each quarter. Brokerage accounts were charged commissions at the time of a transaction and the commission schedule was based upon the type of security and quantity.

•Other non-interest income includes a variety of other revenue streams including residential mortgage banking, net revenue, security gains and losses, loan sales gain and losses, BOLI income revenue, swap revenue and miscellaneous consumer fees. These revenue streams are not in scope of revenue from contracts with customers guidance. Revenue is recognized when, or as, the performance obligation is satisfied. Inherent variability in the transaction price is not recognized until the uncertainty affecting the variability is resolved.

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

Derivatives-The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. The commitments to originate mortgage loans held for sale and the related forward delivery contracts are considered derivatives. The Bank also executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are hedged by simultaneously entering into an offsetting interest rate swap that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. The Bank also uses certain derivative financial instruments to offset changes in value of its MSR. These derivatives consist primarily of interest rate futures and forward settling mortgage-backed securities. The Company considers all free-standing derivatives as economic hedges and recognizes these derivatives as either assets or liabilities in the balance sheet, and requires measurement of those instruments at fair value through adjustments to current earnings. None of the Company's derivatives are designated as hedging instruments.

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

Stock-Based Compensation-The Company recognizes expense in the income statement for the grant-date fair value of restricted stock units issued to employees over the employees' requisite service period (generally the vesting period). An estimate of expected forfeitures is included in the calculation of stock-based compensation expense over the vesting period, and actual forfeitures are recognized when they occur. The fair value of the restricted stock units is based on the Company's share price on the grant date. Unvested restricted stock units participate with common stock in any dividends declared but are only paid on the shares that ultimately vest. Restricted stock units generally vest ratably over three years and are recognized as compensation expense over that same period of time.

Certain restricted stock units (performance share units) are subject to performance-based and market-based vesting criteria in addition to a requisite service period and cliff vest based on those conditions at the end of three years. At the time of vesting, the vested shares are entitled to receive cumulative dividends declared and paid during the three years. Compensation expense is recognized over the service period to the extent restricted stock units are expected to vest. The fair value of the performance-based restricted stock unit grants is estimated as of the grant date using a Monte Carlo simulation pricing model.

Earnings (Loss) per Common Share-Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method. For all periods presented, unvested restricted stock units are potentially dilutive instruments issued by the Company. Undistributed losses are not allocated to the nonvested stock-based payment awards as the holders are not contractually obligated to share in the losses of the Company.

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

Recently Issued Accounting Pronouncements

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

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this Update are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments clarify certain optional expedients and exceptions in Topic 848 for contract modifications apply to derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendment defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 2 – Cash and Cash Equivalents
The Company had restricted cash included in cash and due from banks on the balance sheet of $5.8 million and $3.6 million as of December 31, 2022 and 2021, respectively, relating mostly to collateral required on interest rate swaps as discussed in Note 19. At December 31, 2022 and 2021, there was $4.7 million and $400,000, respectively, in restricted cash included in interest bearing cash and temporary investments on the balance sheet, relating to collateral requirements for derivatives for mortgage banking activities.

Note 3 – Investment Securities

The following tables present the amortized cost, unrealized gains, unrealized losses and approximate fair values of debt securities at December 31, 2022 and 2021:

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$1,035,532	$—	$(99,358)	$936,174
Obligations of states and political subdivisions	297,610	231	(28,041)	269,800
Mortgage-backed securities and collateralized mortgage obligations	2,405,139	3	(414,950)	1,990,192
Total available for sale securities	$3,738,281	$234	$(542,349)	$3,196,166

Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,476	$721	$—	$3,197
Total held to maturity securities	$2,476	$721	$—	$3,197

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury and agencies	$894,969	$27,279	$(4,195)	$918,053
Obligations of states and political subdivisions	320,338	11,734	(1,288)	330,784
Mortgage-backed securities and collateralized mortgage obligations	2,649,048	19,093	(46,543)	2,621,598
Total available for sale securities	$3,864,355	$58,106	$(52,026)	$3,870,435

Held to maturity:
Mortgage-backed securities and collateralized mortgage obligations	$2,744	$770	$—	$3,514
Total held to maturity securities	$2,744	$770	$—	$3,514

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities disclosed throughout this note. Interest accrued on investment securities totaled $10.6 million and $10.4 million as of December 31, 2022 and 2021, respectively, and is included in Other Assets.

Debt securities that were in an unrealized loss position as of December 31, 2022 and 2021 are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position.

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$734,473	$71,967	$201,701	$27,391	$936,174	$99,358
Obligations of states and political subdivisions	160,078	10,037	60,381	18,004	220,459	28,041
Mortgage-backed securities and collateralized mortgage obligations	592,032	61,813	1,398,061	353,137	1,990,093	414,950
Total temporarily impaired securities	$1,486,583	$143,817	$1,660,143	$398,532	$3,146,726	$542,349

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
U.S. Treasury and agencies	$197,529	$2,749	$28,378	$1,446	$225,907	$4,195
Obligations of states and political subdivisions	75,200	1,153	2,162	135	77,362	1,288
Mortgage-backed securities and collateralized mortgage obligations	1,777,288	40,579	129,943	5,964	1,907,231	46,543
Total temporarily impaired securities	$2,050,017	$44,481	$160,483	$7,545	$2,210,500	$52,026

The number of individual debt securities in an unrealized loss position in the tables above increased to 473 at December 31, 2022, as compared to 94 at December 31, 2021. These unrealized losses on the debt securities held by the Company were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers. Management monitors the published credit ratings of the issuers of the debt securities for material rating or outlook changes. Substantially all of the Company's obligations of states and political subdivisions are general obligation issuances. All of the available for sale mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2022 are issued or guaranteed by government sponsored enterprises. Because the decline in fair value of the debt securities is attributable to changes in interest rates or widening market spreads and not credit quality, these investments do not have an allowance for credit losses at December 31, 2022.

The following table presents the contractual maturities of debt securities at December 31, 2022:

	Available For Sale		Held To Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$33,471	$32,480	$—	$—
Due after one year through five years	445,988	418,027	4	4
Due after five years through ten years	924,518	824,988	3	3
Due after ten years	2,334,304	1,920,671	2,469	3,190
Total securities	$3,738,281	$3,196,166	$2,476	$3,197

The following table presents, as of December 31, 2022, investment securities which were pledged to secure borrowings, public deposits, and repurchase agreements as permitted or required by law:

(in thousands)	Amortized Cost	Fair Value
To state and local governments to secure public deposits	$337,437	$293,818
To secure repurchase agreements	523,653	456,922
Other securities pledged	245,684	221,303
Total pledged securities	$1,106,774	$972,043

Note 4 – Loans and Leases

The following table presents the major types of loans and leases, net of deferred fees and costs, as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Commercial real estate
Non-owner occupied term, net	$3,894,840	$3,786,887
Owner occupied term, net	2,567,761	2,332,422
Multifamily, net	5,285,791	4,051,202
Construction & development, net	1,077,346	890,338
Residential development, net	200,838	206,990
Commercial
Term, net	3,029,547	3,008,473
Lines of credit & other, net	960,054	910,733
Leases & equipment finance, net	1,706,172	1,467,676
Residential
Mortgage, net	5,647,035	4,517,266
Home equity loans & lines, net	1,631,965	1,197,170
Consumer & other, net	154,632	184,023
Total loans and leases, net of deferred fees and costs	$26,155,981	$22,553,180

As of December 31, 2022 and 2021, the net deferred costs were $84.7 million and $57.5 million, respectively. Total loans and leases also include discounts on acquired loans of $6.1 million and $9.8 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, loans totaling $14.0 billion were pledged to secure borrowings and available lines of credit. The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this footnote. Interest accrued on loans totaled $86.8 million and $60.1 million as of December 31, 2022 and December 31, 2021, respectively, and is included in Other Assets.

The Bank, through its commercial equipment leasing subsidiary, FinPac, is a provider of commercial equipment leasing and financing. Direct finance leases are included within the lease and equipment finance segment within the loans and leases, net line item. These direct financing leases typically have terms of three to five years. Interest income recognized on these leases was $18.8 million and $23.1 million at December 31, 2022 and 2021, respectively.

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

The following table presents the net investment in direct financing leases as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Minimum lease payments receivable	$316,823	$298,980
Estimated guaranteed and unguaranteed residual values	98,175	84,773
Initial direct costs - net of accumulated amortization	6,033	6,058
Unearned income	(41,571)	(41,264)
Net investment in direct financing leases	$379,460	$348,547

The following table presents the scheduled minimum lease payments receivable as of December 31, 2022:

(in thousands)
Year	Amount
2023	$106,510
2024	80,882
2025	56,830
2026	36,495
2027	19,702
Thereafter	16,404
Total minimum lease payments receivable	$316,823

In the course of managing the loan and lease portfolio, at certain times, management may decide to sell loans and leases. The following table summarizes the carrying value of loans and leases sold by major loan type during the years ended December 31, 2022 and 2021:

(in thousands)	2022	2021
Commercial real estate
Non-owner occupied term, net	$52,293	$48,923
Owner occupied term, net	35,193	37,449
Multifamily, net	—	13,165
Commercial
Term, net	53,303	65,781
Residential
Mortgage, net	1,493	1,835
Consumer & other, net	—	63,799
Total loans and leases sold, net	$142,282	$230,952

For the years ended December 31, 2022 and 2021, the above loan sales include $105.3 million and $150.1 million, respectively, of SBA loan sales.

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
The following is a discussion of the changes in the factors that influenced management's current estimate of expected credit losses. The changes in the ACL estimate for all portfolio segments, during the year ended December 31, 2022, were primarily related to changes in the economic assumptions. The Bank opted to use Moody's Analytics' November consensus economic forecast for estimating the ACL as of December 31, 2022. This scenario is based on Moody's Analytics' review of a variety of surveys of baseline forecasts of the U.S. economy. These surveys vary in date of latest vintage, number of updates per year, list of variables forecast, duration of forecast, frequency of data (quarterly or annual), and the number of respondents. In the preparation of the Moody's Analytics consensus forecast, the focus is on the next three to five years, since that is the most typical duration in the surveyed results. Moody's Analytics' approach is to give greater consideration to the most recently produced forecasts, since they will include the most up-to-date historical information, and to those variables for which the number of surveyed responses is largest.

In the consensus scenario selected, the scenario is designed to incorporate the central tendency of a range of baseline forecasts produced by various institutions. Since the result is itself a baseline, by definition the probability that the economy will perform better than this consensus is equal to the probability that it will perform worse and included the following factors:
•U.S. real GDP average annualized growth of 0.4% in 2023, 1.4% in 2024, 2.0% in 2025, and 2.0% in 2026;
•U.S. unemployment rate average of 4.3% in 2023, 4.5% in 2024, 4.2% in 2025, and 3.9% in 2026;
•The average federal funds rate is expected to be 4.9% in 2023, 4.0% in 2024, 2.9% in 2025, and 2.5% in 2026.

The Bank uses an additional scenario that differs in terms of severity within the variables, both favorable and unfavorable, to assess the sensitivity in the ACL results and to inform qualitative adjustments. The Bank selected the Moody's Analytics November S2 scenario for this analysis. In the scenario selected, there is a 75% probability that the economy will perform better, broadly speaking, and a 25% probability that it will perform worse; and the scenario includes the following factors:
•The economy falls into a recession in the first quarter of 2023;
•The Russian invasion of Ukraine persists longer than anticipated. Supply-chain issues worsen, increasing shortages of affected goods, also keeping inflation elevated;
•New cases, hospitalizations and deaths from COVID-19 start to rise again, slowing growth in spending on air travel, retail, and hotels;
•U.S. real GDP average annualized growth of (0.8)% in 2023, 1.4% in 2024, 3.6% in 2025, and 3.3% in 2026;
•U.S. unemployment rate average of 5.7% in 2023, 5.4% in 2024, 3.9% in 2025, and 4.1% in 2026;
•The average federal funds rate is expected to be 4.5% in 2023, 2.7% in 2024, 2.2% in 2025, and 2.5% in 2026.

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

The Company evaluated each qualitative factor as of December 31, 2022 and concluded no material adjustment to the amounts indicated by the models was necessary as the models adequately reflected the significant changes in credit conditions and overall portfolio risk.

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

The following tables summarize activity related to the allowance for credit losses by portfolio segment as of December 31, 2022 and 2021:

	December 31, 2022
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$99,075	$117,573	$29,068	$2,696	$248,412
(Recapture) provision for credit losses for loans and leases	(21,510)	79,606	20,823	4,686	83,605
Charge-offs	(136)	(41,073)	(224)	(3,556)	(44,989)
Recoveries	384	11,029	662	2,032	14,107
Net recoveries (charge-offs)	248	(30,044)	438	(1,524)	(30,882)
Balance, end of period	$77,813	$167,135	$50,329	$5,858	$301,135
Reserve for unfunded commitments
Balance, beginning of period	$8,461	$2,028	$1,957	$321	$12,767
(Recapture) provision for credit losses on unfunded commitments	(1,254)	1,021	1,239	448	1,454
Balance, end of period	7,207	3,049	3,196	769	14,221
Total allowance for credit losses	$85,020	$170,184	$53,525	$6,627	$315,356

	December 31, 2021
(in thousands)	Commercial Real Estate	Commercial	Residential	Consumer & Other	Total
Allowance for credit losses on loans and leases
Balance, beginning of period	$141,710	$150,864	$27,964	$7,863	$328,401
(Recapture) provision for credit losses for loans and leases	(42,136)	10,431	250	(3,677)	(35,132)
Charge-offs	(1,144)	(54,425)	(70)	(3,658)	(59,297)
Recoveries	645	10,703	924	2,168	14,440
Net (charge-offs) recoveries	(499)	(43,722)	854	(1,490)	(44,857)
Balance, end of period	$99,075	$117,573	$29,068	$2,696	$248,412
Reserve for unfunded commitments
Balance, beginning of period	$15,360	$2,190	$1,661	$1,075	$20,286
(Recapture) provision for credit losses on unfunded commitments	(6,899)	(162)	296	(754)	(7,519)
Balance, end of period	8,461	2,028	1,957	321	12,767
Total allowance for credit losses	$107,536	$119,601	$31,025	$3,017	$261,179

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

Loans and Leases Past Due and Non-Accrual Loans and Leases

Typically, loans in a non-accrual status will not have an allowance for credit loss as they will be written down to their net realizable value or charged-off. However, the net realizable value for homogeneous leases and equipment finance agreements is determined by the LGD calculated by the CECL model and therefore leases and equipment finance agreements on non-accrual will have an allowance for credit losses until they become 181 days past due, at which time they are charged-off. The Company recognized no interest income on non-accrual loans and leases during the year ended December 31, 2022.

The following tables present the carrying value of the loans and leases past due, by loan and lease class, as of December 31, 2022 and 2021:

	December 31, 2022
(in thousands)	Greater than 30 to 59 Days Past Due	60 to 89 Days Past Due	Greater than 90 Days and Accruing	Total Past Due	Non-Accrual (1)	Current	Total Loans and Leases
Commercial real estate
Non-owner occupied term, net	$811	$538	$—	$1,349	$2,963	$3,890,528	$3,894,840
Owner occupied term, net	168	50	1	219	2,048	2,565,494	2,567,761
Multifamily, net	—	—	—	—	—	5,285,791	5,285,791
Construction & development, net	—	—	—	—	—	1,077,346	1,077,346
Residential development, net	—	—	—	—	—	200,838	200,838
Commercial
Term, net	1,241	1,489	19	2,749	5,303	3,021,495	3,029,547
Lines of credit & other, net	514	419	4	937	—	959,117	960,054
Leases & equipment finance, net	19,929	23,288	7,886	51,103	20,388	1,634,681	1,706,172
Residential
Mortgage, net (2)	847	10,619	24,943	36,409	—	5,610,626	5,647,035
Home equity loans & lines, net	2,808	1,526	1,569	5,903	—	1,626,062	1,631,965
Consumer & other, net	446	200	134	780	—	153,852	154,632
Total, net of deferred fees and costs	$26,764	$38,129	$34,556	$99,449	$30,702	$26,025,830	$26,155,981
(1) Loans and leases on non-accrual with an amortized cost basis of $30.7 million had a related allowance for credit losses of $17.5 million at December 31, 2022.
(2) Includes government guaranteed mortgage loans that Umpqua has the right but not the obligation to repurchase that are past due 90 days or more, totaling $6.6 million at December 31, 2022.

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

Collateral Dependent Loans and Leases

Loans are classified as collateral dependent when it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due, and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes the amortized cost basis of the collateral dependent loans and leases by the type of collateral securing the assets as of December 31, 2022. There have been no significant changes in the level of collateralization from the prior periods.

(in thousands)	Residential Real Estate	Commercial Real Estate	General Business Assets	Other	Total
Commercial real estate
Non-owner occupied term, net	$—	$2,878	$—	$—	$2,878
Owner occupied term, net	—	1,752	—	104	1,856
Commercial
Term, net	2,447	353	2,506	—	5,306
Line of credit & other, net	—	—	—	—	—
Leases & equipment finance, net	—	—	20,402	—	20,402
Residential
Mortgage, net	41,341	—	—	—	41,341
Home equity loans & lines, net	3,171	—	—	—	3,171
Total, net of deferred fees and costs	$46,959	$4,983	$22,908	$104	$74,954

Troubled Debt Restructuring

At December 31, 2022 and 2021, troubled debt restructured loans of $6.8 million and $6.7 million, respectively, were classified as accruing TDR loans. The TDRs were granted in response to borrower financial difficulties, and generally provide for a temporary modification of loan repayment terms. In order for a new TDR loan to be considered for accrual status, the loan's collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow.

There were no available commitments for troubled debt restructuring outstanding as of December 31, 2022 and 2021.

The following tables present TDR loans by accrual versus non-accrual status and by portfolio segment as of December 31, 2022 and 2021:

	December 31, 2022
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$279	$23	$302	3
Commercial, net	188	—	188	1
Residential, net	6,291	—	6,291	40
Consumer & other, net	9	—	9	2
Total, net of deferred fees and costs	$6,767	$23	$6,790	46

	December 31, 2021
(in thousands)	Accrual Status	Non-Accrual Status	Total Modification	# of Contracts
Commercial real estate, net	$1,031	$59	$1,090	5
Residential, net	5,641	—	5,641	35
Consumer & other, net	22	—	22	3
Total, net of deferred fees and costs	$6,694	$59	$6,753	43

The following table presents loans that were determined to be TDRs during the years ended December 31, 2022 and 2021:

(in thousands)	2022	2021
Commercial real estate, net	$278	$—
Commercial, net	188	—
Residential, net	6,046	6,711
Consumer & other, net	—	36
Total, net of deferred fees and costs	$6,512	$6,747

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

The following tables represent the amortized costs basis of the loans and leases by credit classification and vintage year by loan and lease class of financing receivable as of December 31, 2022 and 2021:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$726,865	$746,833	$389,476	$590,571	$404,905	$968,254	$4,327	$4,442	$3,835,673
Special mention	1,185	—	1,482	4,597	4,002	4,603	—	—	15,869
Substandard	452	—	—	311	34,393	8,129	—	—	43,285
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	13	—	—	13
Total non-owner occupied term, net	$728,502	$746,833	$390,958	$595,479	$443,300	$980,999	$4,327	$4,442	$3,894,840
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$660,479	$544,011	$183,996	$307,944	$211,539	$585,740	$4,552	$117	$2,498,378
Special mention	2,091	20,328	239	3,279	9,527	19,562	—	—	55,026
Substandard	—	—	404	660	1,356	11,833	—	—	14,253
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	104	—	—	104
Total owner occupied term, net	$662,570	$564,339	$184,639	$311,883	$222,422	$617,239	$4,552	$117	$2,567,761
Multifamily, net
Credit quality indicator:
Pass/Watch	$1,944,714	$1,556,986	$364,306	$618,523	$219,260	$496,628	$82,467	$2,907	$5,285,791
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$1,944,714	$1,556,986	$364,306	$618,523	$219,260	$496,628	$82,467	$2,907	$5,285,791
Construction & development, net
Credit quality indicator:
Pass/Watch	$248,437	$505,680	$205,577	$83,808	$—	$18,183	$2,393	$—	$1,064,078
Special mention	—	13,268	—	—	—	—	—	—	13,268
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$248,437	$518,948	$205,577	$83,808	$—	$18,183	$2,393	$—	$1,077,346
Residential development, net
Credit quality indicator:
Pass/Watch	$38,662	$20,609	$417	$—	$—	$—	$141,150	$—	$200,838
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$38,662	$20,609	$417	$—	$—	$—	$141,150	$—	$200,838

Total commercial real estate	$3,622,885	$3,407,715	$1,145,897	$1,609,693	$884,982	$2,113,049	$234,889	$7,466	$13,026,576

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$792,764	$643,930	$174,188	$156,068	$130,309	$278,695	$744,193	$44,033	$2,964,180
Special mention	—	1,138	3	100	1,488	935	—	411	4,075
Substandard	16,424	1,403	1,362	1,358	10,619	2,211	27,240	—	60,617
Doubtful	—	—	675	—	—	—	—	—	675
Loss	—	—	—	—	—	—	—	—	—
Total term, net	$809,188	$646,471	$176,228	$157,526	$142,416	$281,841	$771,433	$44,444	$3,029,547
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$57,715	$6,271	$4,660	$13,304	$8,653	$1,257	$813,110	$36,573	$941,543
Special mention	—	—	—	—	—	—	5,833	1,933	7,766
Substandard	—	314	—	—	—	1,102	6,031	3,294	10,741
Doubtful	—	—	—	—	—	—	—	1	1
Loss	—	—	—	—	—	—	3	—	3
Total lines of credit & other, net	$57,715	$6,585	$4,660	$13,304	$8,653	$2,359	$824,977	$41,801	$960,054
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$812,537	$362,612	$190,507	$149,667	$62,292	$40,328	$—	$—	$1,617,943
Special mention	9,840	8,403	2,902	2,423	665	182	—	—	24,415
Substandard	11,531	8,165	3,452	2,697	1,477	177	—	—	27,499
Doubtful	11,822	13,034	4,326	3,419	1,211	197	—	—	34,009
Loss	1,243	505	275	236	28	19	—	—	2,306
Total leases & equipment finance, net	$846,973	$392,719	$201,462	$158,442	$65,673	$40,903	$—	$—	$1,706,172

Total commercial	$1,713,876	$1,045,775	$382,350	$329,272	$216,742	$325,103	$1,596,410	$86,245	$5,695,773

Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$1,465,067	$2,389,861	$485,576	$471,416	$143,611	$661,715	$—	$—	$5,617,246
Special mention	307	1,351	1,203	2,365	752	5,487	—	—	11,465
Substandard	—	1,664	1,041	2,693	2,015	9,907	—	—	17,320
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	561	—	193	193	57	—	—	1,004
Total mortgage, net	$1,465,374	$2,393,437	$487,820	$476,667	$146,571	$677,166	$—	$—	$5,647,035
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$1,117	$630	$—	$—	$16	$7,320	$1,584,200	$32,778	$1,626,061
Special mention	—	—	—	—	—	79	3,208	1,047	4,334
Substandard	—	—	—	—	—	53	557	154	764
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	357	449	806
Total home equity loans & lines, net	$1,117	$630	$—	$—	$16	$7,452	$1,588,322	$34,428	$1,631,965

Total residential	$1,466,491	$2,394,067	$487,820	$476,667	$146,587	$684,618	$1,588,322	$34,428	$7,279,000

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Consumer & other, net:
Credit quality indicator:
Pass/Watch	$22,959	$7,990	$6,701	$6,232	$2,626	$4,436	$102,465	$442	$153,851
Special mention	6	—	27	14	42	66	371	122	648
Substandard	—	9	1	9	—	32	47	25	123
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	7	3	—	10
Total consumer & other, net	$22,965	$7,999	$6,729	$6,255	$2,668	$4,541	$102,886	$589	$154,632

Grand total	$6,826,217	$6,855,556	$2,022,796	$2,421,887	$1,250,979	$3,127,311	$3,522,507	$128,728	$26,155,981

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial real estate:
Non-owner occupied term, net
Credit quality indicator:
Pass/Watch	$901,230	$434,875	$618,879	$431,098	$308,872	$942,501	$1,313	$3,679	$3,642,447
Special mention	—	1,311	1,411	12,252	844	38,268	—	—	54,086
Substandard	19,270	2,214	2,605	53,312	2,990	9,641	—	—	90,032
Doubtful	—	—	—	—	—	78	—	—	78
Loss	—	—	—	—	—	244	—	—	244
Total non-owner occupied term, net	$920,500	$438,400	$622,895	$496,662	$312,706	$990,732	$1,313	$3,679	$3,786,887
Owner occupied term, net
Credit quality indicator:
Pass/Watch	$594,677	$237,814	$369,483	$245,707	$227,201	$601,934	$5,017	$737	$2,282,570
Special mention	—	—	7,445	10,739	4,936	12,219	—	—	35,339
Substandard	—	897	674	1,815	—	10,697	—	—	14,083
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	430	—	—	430
Total owner occupied term, net	$594,677	$238,711	$377,602	$258,261	$232,137	$625,280	$5,017	$737	$2,332,422

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Multifamily, net
Credit quality indicator:
Pass/Watch	$1,700,221	$380,506	$748,207	$346,192	$334,688	$510,385	$26,475	$2,931	$4,049,605
Special mention	—	—	—	—	—	1,597	—	—	1,597
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total multifamily, net	$1,700,221	$380,506	$748,207	$346,192	$334,688	$511,982	$26,475	$2,931	$4,051,202
Construction & development, net
Credit quality indicator:
Pass/Watch	$264,489	$310,207	$237,435	$48,911	$18,375	$136	$2,382	$—	$881,935
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	8,403	—	—	—	—	8,403
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total construction & development, net	$264,489	$310,207	$237,435	$57,314	$18,375	$136	$2,382	$—	$890,338
Residential development, net
Credit quality indicator:
Pass/Watch	$28,744	$15,623	$—	$—	$—	$—	$156,587	$6,036	$206,990
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential development, net	$28,744	$15,623	$—	$—	$—	$—	$156,587	$6,036	$206,990

Total commercial real estate	$3,508,631	$1,383,447	$1,986,139	$1,158,429	$897,906	$2,128,130	$191,774	$13,383	$11,267,839
Commercial:
Term, net
Credit quality indicator:
Pass/Watch	$1,102,310	$306,969	$200,352	$179,217	$206,405	$215,105	$699,230	$14,075	$2,923,663
Special mention	—	4,454	97	28,971	587	825	27,909	1,501	64,344
Substandard	1,217	9,827	—	1,095	2,648	1,264	—	3,189	19,240
Doubtful	—	—	—	—	809	—	—	—	809
Loss	—	—	—	417	—	—	—	—	417
Total term, net	$1,103,527	$321,250	$200,449	$209,700	$210,449	$217,194	$727,139	$18,765	$3,008,473
Lines of credit & other, net
Credit quality indicator:
Pass/Watch	$31,836	$9,170	$16,529	$10,945	$334	$1,605	$812,207	$8,498	$891,124
Special mention	—	—	—	—	—	—	8,830	752	9,582
Substandard	714	414	—	—	—	1,118	3,238	4,540	10,024
Doubtful	—	—	—	—	—	—	1	—	1
Loss	—	—	—	—	—	—	1	1	2
Total lines of credit & other, net	$32,550	$9,584	$16,529	$10,945	$334	$2,723	$824,277	$13,791	$910,733

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Revolving to Non-Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Leases & equipment finance, net
Credit quality indicator:
Pass/Watch	$599,301	$325,379	$282,101	$138,627	$43,950	$38,965	$—	$—	$1,428,323
Special mention	2,512	1,965	1,782	1,690	572	130	—	—	8,651
Substandard	4,280	7,333	2,682	1,448	578	160	—	—	16,481
Doubtful	3,781	3,232	3,238	1,343	663	636	—	—	12,893
Loss	614	258	187	84	179	6	—	—	1,328
Total leases & equipment finance, net	$610,488	$338,167	$289,990	$143,192	$45,942	$39,897	$—	$—	$1,467,676

Total commercial	$1,746,565	$669,001	$506,968	$363,837	$256,725	$259,814	$1,551,416	$32,556	$5,386,882

Residential:
Mortgage, net
Credit quality indicator:
Pass/Watch	$2,252,704	$606,671	$585,923	$190,673	$209,990	$639,585	$—	$—	$4,485,546
Special mention	372	—	555	81	632	2,830	—	—	4,470
Substandard	—	1,379	4,430	1,147	3,098	15,692	—	—	25,746
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	907	—	—	597	—	—	1,504
Total mortgage, net	$2,253,076	$608,050	$591,815	$191,901	$213,720	$658,704	$—	$—	$4,517,266
Home equity loans & lines, net
Credit quality indicator:
Pass/Watch	$972	$—	$—	$18	$—	$10,973	$1,151,063	$31,708	$1,194,734
Special mention	—	—	—	—	—	102	1,355	248	1,705
Substandard	—	—	—	—	—	96	280	213	589
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	36	42	64	142
Total home equity loans & lines, net	$972	$—	$—	$18	$—	$11,207	$1,152,740	$32,233	$1,197,170

Total residential	$2,254,048	$608,050	$591,815	$191,919	$213,720	$669,911	$1,152,740	$32,233	$5,714,436
Consumer & other, net:
Credit quality indicator:
Pass/Watch	$15,375	$10,955	$12,167	$5,395	$3,983	$5,070	$128,264	$1,835	$183,044
Special mention	—	23	41	1	113	113	391	101	783
Substandard	—	3	15	—	17	25	55	71	186
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	7	3	—	10
Total consumer & other, net	$15,375	$10,981	$12,223	$5,396	$4,113	$5,215	$128,713	$2,007	$184,023

Grand total	$7,524,619	$2,671,479	$3,097,145	$1,719,581	$1,372,464	$3,063,070	$3,024,643	$80,179	$22,553,180

Note 6–Premises and Equipment
The following table presents the major components of premises and equipment at December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021	Estimated useful life
Land	$33,031	$33,031
Buildings and improvements	203,519	201,652	7 - 39 years
Furniture, fixtures and equipment	142,209	139,966	4 - 20 years
Software	105,355	109,279	3 - 7 years
Construction in progress and other	16,878	12,230
Total premises and equipment	500,992	496,158
Less: Accumulated depreciation and amortization	(324,976)	(325,033)
Premises and equipment, net	$176,016	$171,125

Depreciation expense totaled $22.9 million, $25.7 million, and $32.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 7 – Leases

The Company leases store locations, corporate office space, and equipment under non-cancelable operating leases. The following table presents the balance sheet information related to leases as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Leases
Operating lease right-of-use assets	$78,598	$82,366
Operating lease liabilities	$91,694	$95,427

The following table presents the weighted-average operating lease term and weighted-average discount rate as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)	5.7	5.5
Weighted-average discount rate	2.86%	2.86%

The following table presents the components of lease expense for the years ended December 31, 2022, 2021, and 2020:

(in thousands)
Lease Costs	2022	2021	2020
Operating lease costs	$30,383	$29,694	$32,862
Short-term lease costs	421	609	472
Variable lease costs	26	22	(11)
Sublease income	(2,504)	(2,626)	(2,106)
Net lease costs	$28,326	$27,699	$31,217

The Company performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. For the years ended December 31, 2022 and 2021, there were $1.8 million and $6.9 million, respectively, in ROU asset impairments recorded in other expenses. The impairments were due to accelerated depreciation for leases which the Company chose to exit due to consolidations of back-office space and stores.

The following table presents the supplemental cash flow information related to leases for the year ended December 31, 2022, 2021, and 2020:

(in thousands)
Cash Flows	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,420	$31,697	$32,639
Right of use assets obtained in exchange for new operating lease liabilities	$24,954	$15,033	$21,746

The following table presents the maturities of lease liabilities as of December 31, 2022:

(in thousands)
Year	Operating Leases
2023	$26,952
2024	22,643
2025	17,060
2026	11,656
2027	6,198
Thereafter	15,161
Total lease payments	99,670
Less: imputed interest	(7,976)
Present value of lease liabilities	$91,694

Note 8 – Residential Mortgage Servicing Rights

The Company measures its MSR asset at fair value with changes in fair value reported in residential mortgage banking revenue, net. The following table presents the changes in the Company's residential MSR for the years ended December 31, 2022, 2021, and 2020:

(in thousands)	2022	2021	2020
Balance, beginning of period	$123,615	$92,907	$115,010
Additions for new MSR capitalized	24,137	38,522	51,000
Changes in fair value:
Changes due to collection/realization of expected cash flows over time	(20,272)	(18,903)	(19,680)
Changes due to valuation inputs or assumptions (1)	57,537	11,089	(53,423)
Balance, end of period	$185,017	$123,615	$92,907
(1) The changes in valuation inputs and assumptions principally reflect changes in discount rates and prepayment speeds, which are primarily affected by changes in interest rates.

Information related to the serviced loan portfolio as of December 31, 2022, 2021, and 2020 is as follows:

(dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Balance of loans serviced for others	$13,020,189	$12,755,671	$13,026,720
MSR as a percentage of serviced loans	1.42%	0.97%	0.71%

The amount of contractually specified servicing fees, late fees and ancillary fees earned, recorded in residential mortgage banking revenue, were $37.4 million, $36.8 million, and $35.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Key assumptions used in measuring the fair value of MSR as of December 31, 2022, 2021, and 2020 were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Constant prepayment rate	6.39%	12.75%	18.48%
Discount rate	10.06%	9.57%	9.72%
Weighted average life (years)	8.7	5.9	4.9

A sensitivity analysis of the current fair value to changes in discount and prepayment speed assumptions as of December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Constant prepayment rate
Effect on fair value of a 10% adverse change	$(4,870)	$(6,442)
Effect on fair value of a 20% adverse change	$(9,518)	$(12,092)

Discount rate
Effect on fair value of a 100 basis point adverse change	$(8,229)	$(4,643)
Effect on fair value of a 200 basis point adverse change	$(15,807)	$(8,942)

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

Note 9 - Other Assets
Other assets consisted of the following at December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Low-income housing tax credit investments	$143,719	$135,745
Accrued interest receivable	97,863	70,537
Prepaid expenses	43,204	34,375
Income taxes receivable	23,265	36,951
Derivative assets	15,444	177,423
Investment in unconsolidated trust subsidiaries	13,962	13,962
Insurance premium receivable	10,551	9,736
Commercial servicing asset	8,506	7,931
Other real estate owned	203	1,868
Other	43,083	53,914
Total other assets	$399,800	$542,442

The Company invests in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investments using the proportional amortization method; amortization of the investment in qualified affordable housing projects is recorded in the provision for income taxes together with the tax credits and benefits received. As of December 31, 2022, 2021, and 2020, the Company recognized $12.0 million, $10.0 million, and $7.0 million, respectively, of proportional amortization as a component of income tax expense and recognized $14.6 million, $12.3 million, and $8.4 million, respectively, in affordable housing tax credits and other tax benefits during the years. The Company's remaining capital commitments to these partnerships at December 31, 2022 and 2021 were approximately $81.6 million and $84.5 million, respectively, and are included in Other Liabilities.

Note 10 – Income Taxes

The following table presents the components of income tax provision for the years ended December 31, 2022, 2021, and 2020:

(in thousands)	2022	2021	2020
Current Expense:
Federal	$70,982	$71,969	$96,575
State	28,461	25,086	33,368
Total current tax expense	$99,443	$97,055	$129,943
Deferred tax expense (benefit):
Federal	$11,636	$32,099	$(46,556)
State	2,747	8,706	(16,387)
Total deferred tax expense (benefit)	14,383	40,805	(62,943)
Total	$113,826	$137,860	$67,000

The following table presents a reconciliation of income taxes computed at the Federal statutory rate to the actual effective rate for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Statutory Federal income tax rate	21.0%	21.0%	21.0%
State tax, net of Federal benefit	5.8%	5.6%	(1.0)%
Tax-exempt income	(1.5)%	(0.9)%	0.3%
Impairment of goodwill	—%	—%	(25.0)%
Other	—%	(1.0)%	0.1%
Effective income tax rate	25.3%	24.7%	(4.6)%

The following table reflects the effects of temporary differences that give rise to the components of the net deferred tax asset (liability) as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Unrealized losses on investment securities, net	$140,227	$—
Allowance for credit losses	79,312	65,182
Operating lease liabilities	23,603	24,556
Accrued severance and deferred compensation	16,523	17,343
Accrued bonuses	11,539	12,898
Other	28,564	25,700
Total gross deferred tax assets	299,768	145,679
Deferred tax liabilities:
Residential mortgage servicing rights	49,681	33,837
Direct financing leases	41,120	33,164
Deferred loan fees and costs	25,676	22,036
Operating lease right-of-use asset	20,235	21,195
Fair market value adjustment on junior subordinated debentures	15,081	22,501
Other	15,152	17,299
Total gross deferred tax liabilities	166,945	150,032
Net deferred tax asset (liability)	$132,823	$(4,353)

As of December 31, 2022 and 2021, the Company's gross deferred tax assets included $689,000 and $809,000, respectively, of state NOL carryforwards expiring in tax years 2029-2031. For the year ended December 31, 2022, the Company has determined there is sufficient positive evidence to conclude that it is more likely than not that the benefit from certain state NOL carryforwards will be realized. The Company has determined that no valuation allowance for the deferred tax assets is required as management believes it is more likely than not that future taxable income will be sufficient to realize the remaining gross deferred tax assets of $299.8 million and $145.7 million at December 31, 2022 and 2021, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as the majority of states. The
Company no longer files income tax returns in Canada. The Company is no longer subject to U.S. and Canadian income tax examinations for years before 2019, and is no longer subject to state income tax examinations for years prior to 2018.

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

The Company had no gross unrecognized tax benefits as of December 31, 2022 and 2021. Interest on unrecognized tax benefits is reported by the Company as a component of tax expense. During 2021, a settlement was entered into with the state of California for the 2012 and 2013 tax years resulting in the reversal of $2.2 million of gross unrecognized tax benefits. The 2021 gross unrecognized tax benefits also include a $2.2 million reversal related to the closure of prior tax years due to the lapse of statutes of limitations.

Detailed below is a reconciliation of the Company's gross unrecognized tax benefits for the year ended December 31, 2021:

(in thousands)	2021
Balance, beginning of period	$4,317
Settlement	(2,158)
Lapse of statute of limitations	(2,159)
Balance, end of period	$—

Note 11 – Interest Bearing Deposits

The following table presents the major types of interest bearing deposits at December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Interest bearing demand	$4,080,469	$3,774,937
Money market	7,721,011	7,611,718
Savings	2,265,052	2,375,723
Time, greater than $250,000	582,838	480,432
Time, $250,000 or less	2,127,393	1,328,151
Total interest bearing deposits	$16,776,763	$15,570,961

The following table presents the scheduled maturities of all time deposits as of December 31, 2022:

(in thousands)
Year	Amount
2023	$2,280,364
2024	350,521
2025	30,155
2026	30,954
2027	15,154
Thereafter	3,083
Total time deposits	$2,710,231

Note 12 – Securities Sold Under Agreements to Repurchase

The following table presents information regarding securities sold under agreements to repurchase at December 31, 2022 and 2021:

(dollars in thousands)	Repurchase Amount	Weighted Average Interest Rate	Carrying Value of Underlying Assets	Market Value of Underlying Assets
December 31, 2022	$308,769	0.19%	$456,922	$456,922
December 31, 2021	$492,247	0.04%	$625,543	$625,543

The securities underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one-day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $451.6 million, $455.0 million, and $370.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. The maximum amount outstanding at any month end for the years ended December 31, 2022, 2021, and 2020, was $532.4 million, $537.6 million, and $398.4 million, respectively. Investment securities are pledged as collateral in an amount equal to or greater than the repurchase agreements.

Note 13 – Federal Funds Purchased

At December 31, 2022 and 2021, the Company had no outstanding federal funds purchased balances. The Bank had available lines of credit with the FHLB totaling $7.1 billion at December 31, 2022, subject to certain collateral requirements. The Bank had available lines of credit with the Federal Reserve totaling $1.2 billion subject to certain collateral requirements, namely the amount of certain pledged loans at December 31, 2022. The Bank had uncommitted federal funds line of credit agreements with additional financial institutions totaling $460.0 million at December 31, 2022. At December 31, 2022, the lines of credit had interest rates ranging from 4.5% to 5.7%. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility and are reviewed and renewed periodically throughout the year. These lines are intended to support short-term liquidity needs, and the agreements may restrict consecutive day usage.

Note 14 – Borrowings

The Bank had outstanding secured advances from the FHLB at December 31, 2022 and 2021 with carrying values of $906.2 million and $6.3 million, respectively.

The following table summarizes the future contractual maturities of borrowed funds as of December 31, 2022:

(in thousands)
Year	Amount
2023	$900,000
2024	—
2025	—
2026	—
2027	—
Thereafter	5,000
Total borrowed funds(1)	$905,000
(1) Amount shows contractual borrowings, excluding acquisition accounting adjustments.

The maximum amount outstanding from the FHLB under term advances at a month end during 2022 and 2021 was $905.0 million and $645.0 million, respectively. The average balance outstanding during 2022 and 2021 was $225.4 million and $194.6 million, respectively. The average contractual interest rate on the borrowings was 4.7% in 2022 and 7.1% in 2021. The FHLB requires the Bank to maintain a required level of investment in FHLB and sufficient collateral to qualify for secured advances. The Bank has pledged as collateral for these secured advances all FHLB stock, all funds on deposit with the FHLB, investment and commercial real estate portfolios, accounts, general intangibles, equipment and other property in which a security interest can be granted by the Bank to the FHLB.

Note 15 – Junior Subordinated Debentures

Following is information about the Company's wholly owned Trusts as of December 31, 2022:

(dollars in thousands)
Trust Name	Issue Date	Issued Amount	Carrying Value (1)	Rate (2)	Effective Rate (3)	Maturity Date
AT FAIR VALUE:
Umpqua Statutory Trust II	October 2002	$20,619	$19,730	Floating rate, LIBOR plus 3.35%, adjusted quarterly	8.11%	October 2032
Umpqua Statutory Trust III	October 2002	30,928	29,732	Floating rate, LIBOR plus 3.45%, adjusted quarterly	8.38%	November 2032
Umpqua Statutory Trust IV	December 2003	10,310	9,483	Floating rate, LIBOR plus 2.85%, adjusted quarterly	7.53%	January 2034
Umpqua Statutory Trust V	December 2003	10,310	9,326	Floating rate, LIBOR plus 2.85%, adjusted quarterly	8.39%	March 2034
Umpqua Master Trust I	August 2007	41,238	31,282	Floating rate, LIBOR plus 1.35%, adjusted quarterly	8.07%	September 2037
Umpqua Master Trust IB	September 2007	20,619	18,109	Floating rate, LIBOR plus 2.75%, adjusted quarterly	8.56%	December 2037
Sterling Capital Trust III	April 2003	14,433	13,743	Floating rate, LIBOR plus 3.25%, adjusted quarterly	8.08%	April 2033
Sterling Capital Trust IV	May 2003	10,310	9,660	Floating rate, LIBOR plus 3.15%, adjusted quarterly	8.28%	May 2033
Sterling Capital Statutory Trust V	May 2003	20,619	19,322	Floating rate, LIBOR plus 3.25%, adjusted quarterly	8.51%	June 2033
Sterling Capital Trust VI	June 2003	10,310	9,582	Floating rate, LIBOR plus 3.20%, adjusted quarterly	8.57%	September 2033
Sterling Capital Trust VII	June 2006	56,702	44,512	Floating rate, LIBOR plus 1.53%, adjusted quarterly	8.02%	June 2036
Sterling Capital Trust VIII	September 2006	51,547	40,666	Floating rate, LIBOR plus 1.63%, adjusted quarterly	8.11%	December 2036
Sterling Capital Trust IX	July 2007	46,392	35,945	Floating rate, LIBOR plus 1.40%, adjusted quarterly	6.64%	October 2037
Lynnwood Financial Statutory Trust I	March 2003	9,279	8,620	Floating rate, LIBOR plus 3.15%, adjusted quarterly	8.48%	March 2033
Lynnwood Financial Statutory Trust II	June 2005	10,310	8,411	Floating rate, LIBOR plus 1.80%, adjusted quarterly	8.05%	June 2035
Klamath First Capital Trust I	July 2001	15,464	15,516	Floating rate, LIBOR plus 3.75%, adjusted semiannually	7.07%	July 2031
Total junior subordinated debentures at fair value		379,390	323,639
AT AMORTIZED COST:
Humboldt Bancorp Statutory Trust II	December 2001	10,310	10,788	Floating rate, LIBOR plus 3.60%, adjusted quarterly	7.47%	December 2031
Humboldt Bancorp Statutory Trust III	September 2003	27,836	29,172	Floating rate, LIBOR plus 2.95%, adjusted quarterly	6.89%	September 2033
CIB Capital Trust	November 2002	10,310	10,737	Floating rate, LIBOR plus 3.45%, adjusted quarterly	7.37%	November 2032
Western Sierra Statutory Trust I	July 2001	6,186	6,186	Floating rate, LIBOR plus 3.58%, adjusted quarterly	7.99%	July 2031
Western Sierra Statutory Trust II	December 2001	10,310	10,310	Floating rate, LIBOR plus 3.60%, adjusted quarterly	8.34%	December 2031
Western Sierra Statutory Trust III	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	6.98%	October 2033
Western Sierra Statutory Trust IV	September 2003	10,310	10,310	Floating rate, LIBOR plus 2.90%, adjusted quarterly	6.98%	September 2033
Total junior subordinated debentures at amortized cost		85,572	87,813
Total junior subordinated debentures		$464,962	$411,452
(1)Includes acquisition accounting adjustments, net of accumulated amortization, for junior subordinated debentures assumed in connection with previous mergers as well as fair value adjustments related to trusts recorded at fair value.
(2)Contractual interest rate of junior subordinated debentures.
(3)Effective interest rate based upon the carrying value as of December 31, 2022.

The Trusts are reflected as junior subordinated debentures, either at fair value or at amortized cost.  The common stock issued by the Trusts is recorded in other assets and totaled $14.0 million at both December 31, 2022 and 2021. As of December 31, 2022, all of the junior subordinated debentures were redeemable at par, at their applicable quarterly or semiannual interest payment dates.

The Company selected the fair value measurement option for junior subordinated debentures originally issued by the Company (the Umpqua Statutory Trusts) and for junior subordinated debentures acquired from Sterling Financial Corporation. Based on an increase in the implied forward curve and a decrease in the credit spread, offset by the spot curve shifting higher, the fair value of the junior subordinated debentures increased during the year. A loss of $28.8 million for the year ended December 31, 2022, as compared to the loss of $37.9 million for the year ended December 31, 2021, was recorded in other comprehensive income.

Note 16 – Employee Benefit Plans

Employee Savings Plan-Substantially all of the Company's employees are eligible to participate in the Umpqua 401(k) Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company's Board of Directors, the Company may elect to make matching and/or profit sharing contributions to the Umpqua 401(k) Plan based on profits of the Bank. The Company's contributions charged to expense including the match and profit sharing amounted to $10.6 million, $10.9 million, and $11.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Supplemental Retirement/Deferred Compensation Plans-The Company has established the Umpqua Holdings Corporation Supplemental Retirement & Deferred Compensation Plan, a nonqualified deferred compensation plan to help supplement the retirement income of certain highly compensated executives selected by resolution of the Board. The SRP/DCP has two components, a supplemental retirement plan and a deferred compensation plan. The Company may make discretionary contributions to the SRP. The SRP balances at December 31, 2022 and 2021 were $568,000 and $577,000, respectively, and are recorded in other liabilities. Under the DCP, eligible officers may elect to defer up to 50% of their salary into a plan account. The DCP balance was $9.7 million and $10.5 million at December 31, 2022 and 2021, respectively. In addition, the Company has established a supplemental retirement plan for the former Executive Chairman of the Board of Directors. The balance for this plan was $8.7 million as of December 31, 2022 and 2021.
Acquired Plans- In connection with prior acquisitions, the Bank assumed liability for certain salary continuation, supplemental retirement, and deferred compensation plans for key employees, retired employees and directors of acquired institutions. Subsequent to the effective date of these acquisitions, no additional contributions were made to these plans. These plans are unfunded and provide for the payment of a specified amount on a monthly basis for a specified period (generally 10 to 20 years) after retirement. In the event of a participant employee's death prior to or during retirement, the Bank, in certain cases, is obligated to pay to the designated beneficiary the benefits set forth under the plans. At December 31, 2022 and 2021, liabilities recorded for the estimated present value of future plan benefits totaled $25.6 million and $27.8 million, respectively, and are recorded in other liabilities. For the years ended December 31, 2022, 2021, and 2020, expense recorded for these benefits totaled $1.5 million, $2.2 million, and $3.6 million, respectively.

Rabbi Trusts-The Bank has established, for the SRP/DCP plan noted above, and sponsors, for some deferred compensation plans assumed in connection with prior mergers, irrevocable trusts commonly referred to as rabbi trusts. The trust assets (generally trading assets) are consolidated in the Company's balance sheets and the associated liability (which equals the related asset balances) is included in other liabilities. The asset and liability balances related to these trusts as of December 31, 2022 and 2021 were $11.4 million and $12.5 million, respectively.

Bank-Owned Life Insurance-The Bank has purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental income, salary continuation and deferred compensation retirement plans. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Bank's intent to hold these policies as a long-term investment. However, there will be an income tax impact if the Bank chooses to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and sole or partial beneficiary. At December 31, 2022 and 2021, the cash surrender value of these policies was $331.8 million and $327.7 million, respectively. At December 31, 2022 and 2021, the Bank also had liabilities for post-retirement benefits payable to other partial beneficiaries under some of these life insurance policies of $4.0 million. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Bank uses a variety of insurance companies and regularly monitors their financial condition.

Note 17 – Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk — The Company's financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of the Bank's business and involve elements of credit, liquidity, and interest rate risk.

The following table presents a summary of the Bank's commitments and contingent liabilities:

(in thousands)	December 31, 2022
Commitments to extend credit	$8,067,690
Forward sales commitments	$104,000
Commitments to originate residential mortgage loans held for sale	$56,066
Standby letters of credit	$125,097

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including international trade finance, commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary. There were no financial guarantees in connection with standby letters of credit that the Bank was required to perform on for the years ended December 31, 2022 and 2021. At December 31, 2022, approximately $114.2 million of standby letters of credit expire within one year, and $10.8 million expire thereafter. During the years ended December 31, 2022 and 2021, the Bank recorded approximately $1.9 million and $1.7 million, respectively, in fees associated with standby letters of credit.

Residential mortgage loans sold into the secondary market are sold with limited recourse against the Company, meaning that the Company may be obligated to repurchase or otherwise reimburse the investor for incurred losses on any loans that suffer an early payment default, are not underwritten in accordance with investor guidelines or are determined to have pre-closing borrower misrepresentations. As of December 31, 2022, the Company had a residential mortgage loan repurchase reserve liability of $200,000. For loans sold to GNMA, the Bank has a unilateral right but not the obligation to repurchase loans that are past due 90 days or more. As of December 31, 2022, the Bank has a recorded liability of $6.6 million for the loans subject to this repurchase right.

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

On September 29, 2022, the United States District Court for the Northern District of California heard oral arguments on the Bank’s motion for summary judgment in the civil class action lawsuit, Camenisch et al v. Umpqua Bank. On December 16, 2022, the Court denied the Bank’s motion for summary judgment, and granted the Plaintiffs’ motion for class certification. The Bank filed a Petition for Permission to Appeal the Court’s December 16th Order on December 30, 2022. Plaintiffs filed an answer in opposition to the Petition for Permission to Appeal on January 9, 2023, and Umpqua filed a motion for leave to file a reply on January 17, 2023. The Camenisch case was filed on August 21, 2020, on behalf of a class of investor-victims of decedent Kenneth J. Casey and a Ponzi scheme he effectuated through his companies Professional Financial Investors, Inc. or Professional Investors Security Fund, Inc. Plaintiffs claim that the companies banked with the Bank and, therefore, the Bank allegedly knew that Mr. Casey was defrauding investors. Plaintiffs' claims against the Bank include aiding and abetting fraud and aiding and abetting breach of fiduciary duty. The cases follow an SEC non-public investigation into this matter on May 28, 2020.

At least quarterly, we assess liabilities and contingencies in connection with all outstanding or new legal matters, utilizing the most recent information available. If we determine that a loss from a matter is probable and the amount of the loss can be reasonably estimated, we establish an accrual for the loss. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments in the specific legal matter. It is inherently difficult to determine whether any loss is probable or even possible. It is also inherently difficult to estimate the amount of any loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Actual losses may be in excess of any established accrual or the range of reasonably possible loss. Management's estimate will change from time to time. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. The Company has $3.7 million accrued related to legal matters as of December 31, 2022.

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

Commitments—On October 12, 2021, Umpqua and Columbia announced that their boards of directors unanimously approved a Merger Agreement under which the two companies will combine in an all-stock transaction. Under the terms of the Merger Agreement, Umpqua shareholders will receive 0.5958 of a share of Columbia stock for each Umpqua share they own. Upon completion of the transaction, Umpqua shareholders will own approximately 62% and Columbia shareholders will own approximately 38% of the combined company. On January 9, 2023, Umpqua and Columbia announced that the FDIC approved the previously announced combination of the two companies. The FDIC approval was the final outstanding regulatory approval necessary to complete the combination. The merger is expected to be completed after close of business on February 28, 2023, subject to the satisfaction or waiver of the remaining closing conditions set forth in the Merger Agreement governing the transaction. Refer to the subsequent event footnote for additional information.

Concentrations of Credit Risk— The Bank grants real estate mortgage, real estate construction, commercial, agricultural and installment loans and leases to customers throughout Oregon, Washington, California, Idaho, Nevada, Arizona, and Colorado. In management's judgment, a concentration exists in real estate-related loans, which represented approximately 78% and 76% of the Bank's loan and lease portfolio for December 31, 2022 and 2021, respectively.  Commercial real estate concentrations are managed to ensure geographic and business diversity, primarily in our footprint. Although management believes such concentrations have no more than the normal risk of collectability, a substantial decline in the economy in general, material increases in interest rates, changes in tax policies, tightening credit or refinancing markets, or a decline in real estate values in the Bank's primary market areas in particular, could have an adverse impact on the repayment of these loans. Personal and business incomes, proceeds from the sale of real property, or proceeds from refinancing represent the primary sources of repayment for a majority of these loans.

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

Note 18 – Derivatives

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

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker-dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments.  Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position.  There were no counterparty default losses on forward contracts in 2022, 2021, and 2020. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with broker-dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker-dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 2022, the Bank had commitments to originate mortgage loans held for sale totaling $56.1 million and forward sales commitments of $104.0 million, which are used to hedge both on-balance sheet and off-balance sheet exposures.

In August 2022, the Bank began purchasing interest rate futures and forward settling mortgage-backed securities to hedge the interest rate risk of MSRs. As of December 31, 2022, the Bank had $152.0 million notional of interest rate futures contracts and $10.0 million of mortgage-backed securities related to this program. The Bank had cash collateral posting requirements for margins with its futures and mortgage-back securities counterparties and was required to post collateral against its obligations under these agreements of $3.8 million as of December 31, 2022.

The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting the interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure. As of December 31, 2022, the Bank had 922 interest rate swaps with an aggregate notional amount of $7.3 billion related to this program. As of December 31, 2021, the Bank had 936 interest rate swaps with an aggregate notional amount of $7.0 billion related to this program.

As of December 31, 2022 and 2021, the termination value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $270.0 million and $8.7 million, respectively.  As of December 31, 2022 and 2021, the Bank has collateral posting requirements for initial margins with its clearing members and clearing houses and has been required to post collateral against its obligations under these agreements of $89.5 million and $92.6 million, respectively.  In 2021, the Bank began to collateralize the majority of its initial margin with U.S. Treasury securities.

The Bank's clearable interest rate swap derivatives are cleared through the Chicago Mercantile Exchange and London Clearing House. These clearing houses characterize the variation margin payments, for certain derivative contracts that are referred to as settled-to-market, as settlements of the derivative's mark-to-market exposure and not collateral. The Company accounts for the variation margin as an adjustment to cash collateral, as well as a corresponding adjustment to the derivative asset and liability. As of December 31, 2022 and 2021, the variation margin adjustments consisted of a positive adjustment of $209.5 million and a negative adjustment of $172.9 million, respectively.

Since the end of 2021, the Bank has solely executed swaps indexed to Term SOFR, which is not clearable. As such, at December 31, 2022, there were 71 customer swaps in our portfolio that were each offset via a swap executed on a bilateral basis with a counterparty bank. There is no initial margin posted for bilateral swaps, but cash collateral equivalent to variation margin is exchanged to cover the mark-to-market exposure on a daily basis. As of December 31, 2022, we held a total of $51.9 million of counterparty bank cash as collateral on these bilateral positions.

The Bank also executes foreign currency hedges as a service for customers. These foreign currency hedges are then offset with hedges with other third-party banks to limit the Bank's risk exposure.

The Bank's derivative assets are included in other assets, while the derivative liabilities are included in other liabilities on the consolidated balance sheet. The following table summarizes the types of derivatives, separately by assets and liabilities, and the fair values of such derivatives as of December 31, 2022 and 2021:

(in thousands)	Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instrument	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest rate lock commitments	$50	$4,641	$18	$—
Interest rate futures	—	—	392	—
Interest rate forward sales commitments	512	615	601	699
Interest rate swaps	14,657	171,827	270,009	8,671
Foreign currency derivatives	225	340	185	305
Total derivative assets and liabilities	$15,444	$177,423	$271,205	$9,675

The gains and losses on the Company's mortgage banking derivatives are included in mortgage banking revenue. The gains and losses on the Company's interest rate swaps and foreign currency derivatives are included in other income. The following table summarizes the types of derivatives and the gains (losses) recorded during the years ended December 31, 2022, 2021, and 2020:

(in thousands)
Derivatives not designated as hedging instrument	2022	2021	2020
Interest rate lock commitments	$(4,609)	$(23,503)	$21,088
Interest rate futures	(14,476)	—	—
Interest rate forward sales commitments	47,689	17,608	(61,403)
Interest rate swaps	16,249	8,395	(9,409)
Foreign currency derivatives	126	2,856	2,424
Total derivative gains (losses)	$44,979	$5,356	$(47,300)

Note 19 – Stock Compensation and Share Repurchase Plan

Stock-Based Compensation

The compensation cost related to restricted stock in Company stock granted to employees and included in salaries and employee benefits was $9.3 million, $9.5 million and $8.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. The total income tax benefit recognized related to stock-based compensation was $2.4 million, $2.4 million and $2.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, there was $12.4 million of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.78 years, assuming expected performance conditions are met for certain units.

The Company grants restricted stock periodically for the benefit of employees and directors. Restricted shares generally vest over three years, subject to time or time plus performance vesting conditions.  The following table summarizes information about nonvested restricted share activity for the years ended December 31, 2022, 2021, and 2020:

	2022		2021		2020
(shares in thousands)	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, beginning of period	1,385	$17.53	1,342	$17.02	1,183	$18.94
Granted	514	$21.32	631	$18.41	766	$15.09
Vested/released	(626)	$17.53	(555)	$17.17	(491)	$18.49
Forfeited/expired	(48)	$19.00	(33)	$17.54	(116)	$17.91
Balance, end of period	1,225	$19.06	1,385	$17.53	1,342	$17.02

The total fair value of restricted shares vested and released was $11.0 million, $9.5 million, and $9.1 million, for the years ended December 31, 2022, 2021, and 2020, respectively.

For the years ended December 31, 2022, 2021, and 2020, the Company received income tax benefits of $3.3 million, $2.4 million, and $2.1 million, respectively, related to the vesting of restricted shares. The tax deficiency or benefit is recorded as income tax expense or benefit in the period the shares are vested.

Share Repurchase Plan

In 2021, the Company approved a share repurchase program, which authorized the Company to repurchase up to $400 million of common stock from time to time in open market transactions, accelerated share repurchases, or in privately negotiated transactions as permitted under applicable rules and regulations. The Company halted repurchases under the program with the announcement of the proposed merger with Columbia and as required under the Merger Agreement, and the share repurchase program expired on July 31, 2022. As of December 31, 2022, the Company had repurchased a total of $78.2 million in shares under the program. During the year ended December 31, 2022, there were no shares repurchased under approved share repurchase plans as compared to 4.0 million and 331,000 of shares repurchased in the years ended December 31, 2021 and 2020, respectively.

The Company also has restricted stock plans which provide for the payment of withholding taxes by tendering previously owned or recently vested shares. Restricted shares cancelled to pay withholding taxes totaled 202,000, 149,000, and 163,000 shares during the years ended December 31, 2022, 2021, and 2020, respectively.

Note 20 – Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital and Tier 1 common to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Basel III also requires banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. The capital conservation buffer is fully phased-in at 2.5%, such that the common equity Tier 1, Tier 1 and total capital ratio minimums inclusive of the capital conservation buffers were 7%, 8.5%, and 10.5%. Management believes, as of December 31, 2022, that the Company meets all capital adequacy requirements to which it is subject.

The following table shows the Company's consolidated and the Bank's capital adequacy ratios compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution, as calculated under regulatory guidelines of Basel III at December 31, 2022 and 2021:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total Capital (to Risk Weighted Assets)
Consolidated	$3,651,382	13.71%	$2,130,565	8.00%	$2,663,207	10.00%
Umpqua Bank	$3,440,574	12.92%	$2,130,240	8.00%	$2,662,799	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$2,934,708	11.02%	$1,597,924	6.00%	$2,130,565	8.00%
Umpqua Bank	$3,174,899	11.92%	$1,597,680	6.00%	$2,130,240	8.00%
Tier 1 Common (to Risk Weighted Assets)
Consolidated	$2,934,708	11.02%	$1,198,443	4.50%	$1,731,084	6.50%
Umpqua Bank	$3,174,899	11.92%	$1,198,260	4.50%	$1,730,820	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$2,934,708	9.14%	$1,283,669	4.00%	$1,604,586	5.00%
Umpqua Bank	$3,174,899	9.89%	$1,283,610	4.00%	$1,604,513	5.00%
December 31, 2021
Total Capital (to Risk Weighted Assets)
Consolidated	$3,429,047	14.26%	$1,923,934	8.00%	$2,404,917	10.00%
Umpqua Bank	$3,085,848	12.83%	$1,924,015	8.00%	$2,405,019	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$2,785,794	11.58%	$1,442,950	6.00%	$1,923,934	8.00%
Umpqua Bank	$2,893,593	12.03%	$1,443,011	6.00%	$1,924,015	8.00%
Tier 1 Common (to Risk Weighted Assets)
Consolidated	$2,785,794	11.58%	$1,082,213	4.50%	$1,563,196	6.50%
Umpqua Bank	$2,893,593	12.03%	$1,082,258	4.50%	$1,563,262	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$2,785,794	9.01%	$1,236,265	4.00%	$1,545,331	5.00%
Umpqua Bank	$2,893,593	9.36%	$1,236,518	4.00%	$1,545,648	5.00%

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

Note 21 – Fair Value Measurement

The following table presents estimated fair values of the Company's financial instruments as of December 31, 2022 and 2021, whether or not recognized or recorded at fair value in the Consolidated Balance Sheets:

		December 31, 2022		December 31, 2021
(in thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$1,294,643	$1,294,643	$2,761,621	$2,761,621
Equity and other investment securities	1,2	72,959	72,959	81,214	81,214
Investment securities available for sale	1,2	3,196,166	3,196,166	3,870,435	3,870,435
Investment securities held to maturity	3	2,476	3,197	2,744	3,514
Loans held for sale	2	71,647	71,647	353,105	353,105
Loans and leases, net	2,3	25,854,846	24,399,370	22,304,768	22,356,321
Restricted equity securities	1	47,144	47,144	10,916	10,916
Residential mortgage servicing rights	3	185,017	185,017	123,615	123,615
Bank owned life insurance	1	331,759	331,759	327,745	327,745
Derivatives	2,3	15,444	15,444	177,423	177,423
Financial liabilities:
Deposits	1,2	$27,065,612	$27,022,916	$26,594,685	$26,593,521
Securities sold under agreements to repurchase	2	308,769	308,769	492,247	492,247
Borrowings	2	906,175	905,591	6,329	7,073
Junior subordinated debentures, at fair value	3	323,639	323,639	293,081	293,081
Junior subordinated debentures, at amortized cost	3	87,813	80,922	88,041	75,199
Derivatives	2,3	271,205	271,205	9,675	9,675

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$61,593	$44,256	$17,337	$—
Equity securities held in rabbi trusts	11,366	11,366	—	—
Investment securities available for sale
U.S. Treasury and agencies	936,174	225,853	710,321	—
Obligations of states and political subdivisions	269,800	—	269,800	—
Mortgage-backed securities and collateralized mortgage obligations	1,990,192	—	1,990,192	—
Loans held for sale, at fair value	71,647	—	71,647	—
Loans and leases, at fair value	285,581	—	285,581	—
Residential mortgage servicing rights, at fair value	185,017	—	—	185,017
Derivatives
Interest rate lock commitments	50	—	—	50
Interest rate forward sales commitments	512	—	512	—
Interest rate swaps	14,657	—	14,657	—
Foreign currency derivatives	225	—	225	—
Total assets measured at fair value	$3,826,814	$281,475	$3,360,272	$185,067
Financial liabilities:
Junior subordinated debentures, at fair value	$323,639	$—	$—	$323,639
Derivatives
Interest rate lock commitments	18	—	—	18
Interest rate futures	392	—	392	—
Interest rate forward sales commitments	601	—	601	—
Interest rate swaps	270,009	—	270,009	—
Foreign currency derivatives	185	—	185	—
Total liabilities measured at fair value	$594,844	$—	$271,187	$323,657

(in thousands)	December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Financial assets:
Equity and other investment securities
Investments in mutual funds and other securities	$68,692	$51,355	$17,337	$—
Equity securities held in rabbi trusts	12,522	12,522	—	—
Investment securities available for sale
U.S. Treasury and agencies	918,053	89,038	829,015	—
Obligations of states and political subdivisions	330,784	—	330,784	—
Mortgage-backed securities and collateralized mortgage obligations	2,621,598	—	2,621,598	—
Loans held for sale, at fair value	353,105	—	353,105	—
Loans and leases, at fair value	345,634	—	345,634	—
Residential mortgage servicing rights, at fair value	123,615	—	—	123,615
Derivatives
Interest rate lock commitments	4,641	—	—	4,641
Interest rate forward sales commitments	615	—	615	—
Interest rate swaps	171,827	—	171,827	—
Foreign currency derivatives	340	—	340	—
Total assets measured at fair value	$4,951,426	$152,915	$4,670,255	$128,256
Financial liabilities:
Junior subordinated debentures, at fair value	$293,081	$—	$—	$293,081
Derivatives
Interest rate forward sales commitments	699	—	699	—
Interest rate swaps	8,671	—	8,671	—
Foreign currency derivatives	305	—	305	—
Total liabilities measured at fair value	$302,756	$—	$9,675	$293,081

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

Loans and leases— Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including commercial, real estate and consumer loans. Each loan category is further segregated by fixed and adjustable rate loans. The fair value of loans is calculated by discounting expected cash flows at rates at which similar loans are currently being made. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio. For loans originated as held for sale and transferred into loans held for investment, the fair value is determined based on quoted secondary market prices for similar loans. As of December 31, 2022, there were $285.6 million in residential mortgage loans recorded at fair value as they were previously transferred from held for sale to loans held for investment.

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

Derivative Instruments— The fair value of the interest rate lock commitments, interest rate futures, and forward sales commitments are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3. The fair value of the interest rate swaps is determined using a DCF technique incorporating credit valuation adjustments to reflect nonperformance risk in the measurement of fair value. Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the CVA associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2022, the Bank has assessed the significance of the impact of the CVA on the overall valuation of its interest rate swap positions and has determined that the CVA are not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap and futures derivative valuations in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

The following table provides a description of the valuation technique, significant unobservable inputs, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2022:

Financial Instrument	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Assets:
Residential mortgage servicing rights	$185,017	Discounted cash flow
			Constant prepayment rate	4.72% - 20.16%	6.39%
			Discount rate	9.50% - 15.96%	10.06%
Interest rate lock commitments, net	$32	Internal pricing model
			Pull-through rate	12.55% - 100.00%	89.53%
Liabilities:
Junior subordinated debentures	$323,639	Discounted cash flow
			Credit spread	1.83% - 3.74%	3.01%

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

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2022 and 2021.

	2022			2021
(in thousands)	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value	Residential mortgage servicing rights	Interest rate lock commitments, net	Junior subordinated debentures, at fair value
Beginning balance	$123,615	$4,641	$(293,081)	$92,907	$28,144	$(255,217)
Change included in earnings	37,265	(7,342)	(15,715)	(7,814)	79	(9,434)
Change in fair values included in comprehensive income/loss	—	—	(28,842)	—	—	(37,899)
Purchases and issuances	24,137	10,103	—	38,522	76,940	—
Sales and settlements	—	(7,370)	13,999	—	(100,522)	9,469
Ending balance	$185,017	$32	$(323,639)	$123,615	$4,641	$(293,081)
Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at end of period	$57,537	$32	$(15,715)	$11,089	$4,641	$(9,434)
Change in unrealized gains or losses for the period included in other comprehensive income for assets and liabilities held at end of period	$—	$—	$(28,842)	$—	$—	$(37,899)

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

The change in fair value of junior subordinated debentures is attributable to the change in the instrument specific credit risk; accordingly, the unrealized loss on fair value of junior subordinated debentures of $28.8 million, for the year ended December 31, 2022, is recorded net of tax as other comprehensive loss of $21.4 million. Comparatively, the unrealized loss of $37.9 million was recorded net of tax as other comprehensive loss of $28.2 million for the year ended December 31, 2021. The loss recorded for the year ended December 31, 2022 was due primarily to an increase in the implied forward curve and a decrease in the credit spread, offset by the spot curve shifting higher, which resulted in an increase in the liability.

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

	2022
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$3,216	$—	$—	$3,216
Total assets measured at fair value on a nonrecurring basis	$3,216	$—	$—	$3,216

	2021
(in thousands)	Total	Level 1	Level 2	Level 3
Loans and leases	$4,129	$—	$—	$4,129
Total assets measured at fair value on a nonrecurring basis	$4,129	$—	$—	$4,129

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31, 2022, 2021, and 2020:

(in thousands)	2022	2021	2020
Loans and leases	$39,422	$53,182	$74,297
Goodwill impairment	—	—	1,784,936
Total losses from nonrecurring measurements	$39,422	$53,182	$1,859,233

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

Fair Value Option
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale and loans held for investment accounted for under the fair value option as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance	Fair Value	Aggregate Unpaid Principal Balance	Fair Value Less Aggregate Unpaid Principal Balance
Loans held for sale	$71,647	$70,219	$1,428	$353,105	$341,008	$12,097
Loans	$285,581	$333,469	$(47,888)	$345,634	$335,058	$10,576

Residential mortgage loans held for sale accounted for under the fair value option are measured initially at fair value with subsequent changes in fair value recognized in earnings. Gains and losses from such changes in fair value are reported as a component of residential mortgage banking revenue. For the years ended December 31, 2022, 2021, and 2020, the Company recorded a net decrease in fair value of $10.7 million, a net decrease of $13.2 million, and a net increase of $16.8 million, respectively, representing the change in fair value reflected in earnings.

Certain residential mortgage loans were initially originated for sale and measured at fair value; after origination, the loans were transferred to loans held for investment. Gains and losses from changes in fair value for these loans are reported in earnings as a component of other income. For the years ended December 31, 2022 and 2021, the Company recorded a net decrease in fair value of $58.5 million and a net increase of $3.0 million, respectively.

The Company selected the fair value measurement option for certain junior subordinated debentures. The remaining junior subordinated debentures were acquired through previous business combinations and were measured at fair value at the time of acquisition and subsequently measured at amortized cost.

Note 22 – Earnings (Loss) Per Common Share

The following is a computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2022, 2021, and 2020:

(in thousands, except per share data)	2022	2021	2020
Net income (loss)	$336,752	$420,300	$(1,523,420)

Weighted average number of common shares outstanding - basic	216,980	219,032	220,218
Effect of potentially dilutive common shares (1)	423	549	—
Weighted average number of common shares outstanding - diluted	217,403	219,581	220,218
Earnings (loss) per common share:
Basic	$1.55	$1.92	$(6.92)
Diluted	$1.55	$1.91	$(6.92)
(1) Represents the effect of the assumed vesting of non-participating restricted shares based on the treasury stock method.

There were 417,000, 1,000 and 1.2 million weighted average outstanding restricted shares that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 23 – Segment Information

The Company reports two segments: Core Banking and Mortgage Banking. The Core Banking segment includes all lines of business, except Mortgage Banking, including commercial, retail, and private banking, as well as the operations, technology, and administrative functions of the Bank and Holding Company. The Mortgage Banking segment includes the revenue earned from the production and sale of residential real estate loans, the servicing income from the serviced loan portfolio, the quarterly changes to the MSR, the quarterly changes in the MSR hedge, and the specific expenses that are related to mortgage banking activities including variable commission expenses. Revenue and related expenses related to residential real estate loans held for investment are included in the Core Banking segment as portfolio loans are primarily originated through the Bank's retail consumer (store) and private banking channels. Management periodically updates the allocation methods and assumptions within the current segment structure.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the consolidated financial results is shown in the following tables for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31, 2022
(in thousands)	Core Banking	Mortgage Banking	Consolidated
Net interest income	$1,065,658	$4,358	$1,070,016
Provision for credit losses	84,016	—	84,016
Non-interest income
Residential mortgage banking revenue:
Origination and sale	—	46,712	46,712
Servicing	—	37,358	37,358
Change in fair value of MSR asset:
Changes due to collection/realization of expected cash flows over time	—	(20,272)	(20,272)
Changes due to valuation inputs or assumptions	—	57,537	57,537
MSR hedge loss	—	(14,476)	(14,476)
Gain on sale of debt securities, net	2	—	2
Loss on equity securities, net	(7,099)	—	(7,099)
Gain on swap derivatives, net	16,249	—	16,249
Change in fair value of certain loans held for investment	(58,464)	—	(58,464)
Non-interest income (excluding above items)	141,242	739	141,981
Total non-interest income	91,930	107,598	199,528
Non-interest expense
Merger related expenses	17,356	—	17,356
Exit and disposal costs	6,805	—	6,805
Non-interest expense (excluding above items)	618,956	91,833	710,789
Allocated expenses, net (1)	5,493	(5,493)	—
Total non-interest expense	648,610	86,340	734,950
Income before income taxes	424,962	25,616	450,578
Provision for income taxes	107,422	6,404	113,826
Net income	$317,540	$19,212	$336,752

Total assets	$31,577,603	$271,036	$31,848,639
Loans held for sale	$—	$71,647	$71,647
Total loans and leases	$26,155,981	$—	$26,155,981
Total deposits	$26,937,431	$128,181	$27,065,612
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

Note 24 – Related Party Transactions

In the ordinary course of business, the Bank has made loans to its directors and executive officers (and their associated and affiliated companies). All such loans have been made in accordance with regulatory requirements.

The following table presents a summary of aggregate activity involving related party borrowers for the years ended December 31, 2022, 2021, and 2020:

(in thousands)	2022	2021	2020
Loans outstanding at beginning of year	$7,564	$9,393	$10,540
New loans and advances	630	980	594
Less loan repayments	(5,784)	(2,809)	(1,741)
Loans outstanding at end of year	$2,410	$7,564	$9,393

At December 31, 2022 and 2021, deposits of related parties amounted to $19.1 million and $41.0 million, respectively.

Note 25 – Parent Company Financial Statements

Summary financial information for Umpqua Holdings Corporation on a stand-alone basis is as follows:

Condensed Balance Sheets
December 31, 2022 and 2021

(in thousands)	December 31, 2022	December 31, 2021
ASSETS
Non-interest bearing deposits with subsidiary bank	$143,130	$276,572
Investments in:
Bank subsidiary	2,744,195	2,860,132
Non-bank subsidiaries	16,932	16,660
Other assets	4,048	1,847
Total assets	$2,908,305	$3,155,211
LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to subsidiary bank	$128	$507
Other liabilities	16,899	24,312
Junior subordinated debentures, at fair value	323,639	293,081
Junior subordinated debentures, at amortized cost	87,813	88,041
Total liabilities	428,479	405,941
Shareholders' equity	2,479,826	2,749,270
Total liabilities and shareholders' equity	$2,908,305	$3,155,211

Condensed Statements of Operations
Years Ended December 31, 2022, 2021, and 2020

(in thousands)	2022	2021	2020
INCOME
Dividends from subsidiaries	$194,104	$407,371	$213,464
Other income	127	5,007	11
Total income	194,231	412,378	213,475
EXPENSE
Management fees paid to subsidiaries	1,434	1,590	1,165
Other expenses	22,396	17,834	17,894
Total expenses	23,830	19,424	19,059
Income before income tax benefit and equity in undistributed earnings of subsidiaries	170,401	392,954	194,416
Income tax benefit	(4,677)	(3,470)	(4,245)
Net income before equity in undistributed earnings of subsidiaries	175,078	396,424	198,661
Equity in undistributed earnings (losses) of subsidiaries	161,674	23,876	(1,722,081)
Net income (loss)	$336,752	$420,300	$(1,523,420)

Condensed Statements of Cash Flows
Years Ended December 31, 2022, 2021, and 2020

(in thousands)	2022	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$336,752	$420,300	$(1,523,420)
Adjustment to reconcile net income to net cash provided by operating activities:
Gain on sale of Umpqua Investments, Inc.	—	(4,444)	—
Equity in undistributed (earnings) losses of subsidiaries	(161,674)	(23,876)	1,722,081
Depreciation, amortization and accretion	(228)	(228)	(228)
Net increase in other assets	(2,334)	(1,001)	(5)
Net increase in other liabilities	2,212	2,589	1,262
Net cash provided by operating activities	174,728	393,340	199,690
INVESTING ACTIVITIES:
Net (increase) decrease in advances to subsidiaries	(121,409)	(313)	315
Net cash received from sale of Umpqua Investments, Inc.	—	10,781	—
Net cash provided by investing activities	(121,409)	10,468	315
FINANCING ACTIVITIES:
Net (decrease) increase in advances from subsidiaries	(379)	409	5
Dividends paid on common stock	(182,273)	(183,734)	(184,978)
Repurchases and retirement of common stock	(4,163)	(80,690)	(8,655)
Net proceeds from issuance of common stock	54	34	—
Net cash used in financing activities	(186,761)	(263,981)	(193,628)
Net increase in cash and cash equivalents	(133,442)	139,827	6,377
Cash and cash equivalents, beginning of year	276,572	136,745	130,368
Cash and cash equivalents, end of year	$143,130	$276,572	$136,745

Note 26 – Revenue from Contracts with Customers

The Company records revenue when control of the promised products or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those products or services. All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized in non-interest income.

The following table presents the Company's sources of non-interest income for the years ended December 31, 2022, 2021, and 2020. Items outside of the scope of ASC 606 are noted as such.

(in thousands)	2022	2021	2020
Non-interest income:
Service charges on deposits
Account maintenance fees	$27,274	$24,137	$22,497
Transaction-based and overdraft service charges	21,091	17,949	18,341
Total service charges on deposits	48,365	42,086	40,838
Card-based fees	37,370	36,114	28,190
Brokerage revenue	90	5,112	15,599
Total revenue from contracts with customers	85,825	83,312	84,627
Other sources of non-interest income (1)	113,703	273,006	327,382
Total non-interest income	$199,528	$356,318	$412,009
(1) The revenue in the remaining non-interest income line items is out of the scope of ASC 606 accounting guidance and is recognized when earned in accordance with the Company's policies.

Note 27 – Subsequent Events

On January 9, 2023, Umpqua and Columbia announced that the FDIC approved the previously announced combination of the two companies and that the Companies extended the termination date of the Merger Agreement to March 11, 2023. On October 12, 2021, Umpqua and Columbia announced that their boards of directors unanimously approved a Merger Agreement under which the two companies will combine in an all-stock transaction. Under the terms of the Merger Agreement, Umpqua shareholders will receive 0.5958 of a share of Columbia stock for each Umpqua share they own. Upon completion of the transaction, Umpqua shareholders will own approximately 62% and Columbia shareholders will own approximately 38% of the combined company. The FDIC approval was the final outstanding regulatory approval necessary to complete the combination.

The merger is expected to close after close of business on February 28, 2023, subject to the satisfaction or waiver of the remaining closing conditions set forth in the Merger Agreement governing the transaction. Columbia and Umpqua have agreed to extend the outside date under the Merger Agreement to March 11, 2023. Upon closing, the combined company will become one of the largest banks headquartered in the West, with over $50 billion in assets and offices in eight western states that serve customers in all 50 states.

The two companies have received regulatory approvals to complete the combination from the Board of Governors of the Federal Reserve System; the FDIC; the Oregon Department of Consumer and Business Services, Division of Financial Regulation; and the Washington State Department of Financial Institutions. As previously announced, all required shareholder approvals related to the proposed combination were received on January 26, 2022. Columbia previously announced on November 7, 2022 that Columbia Bank entered into definitive agreements to divest the 10 branches identified by the U.S. Department of Justice, Antitrust Division, which was a condition for obtaining certain regulatory approvals. In January 2023, Columbia completed the divestiture of three branches, to satisfy regulatory requirements in connection with Columbia’s merger with Umpqua. Columbia's divestitures of the remaining seven branches identified by the U.S. Department of Justice are scheduled to close in late February.

Post-closing, the holding company will operate under the Columbia Banking System, Inc. name and will be headquartered in Tacoma, Washington. The bank will operate under the Umpqua Bank name and will be headquartered in Lake Oswego, Oregon. Other major subsidiaries and divisions will include Columbia Trust Company, Columbia Wealth Advisors and Columbia Private Bank, which will operate under the umbrella of Columbia Wealth Management, as well as Financial Pacific Leasing, Inc. The combined company will trade under Columbia’s ticker symbol (COLB) on the Nasdaq Stock Market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
On a quarterly basis, the Company carries out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. As of December 31, 2022, our management, including our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.
Although management changes and improves our internal controls over financial reporting on an ongoing basis, we do not believe that any such changes occurred in the fourth quarter 2022 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on our assessment and those criteria, management believes that, as of December 31, 2022, the Company maintained effective internal control over financial reporting.
The Company's independent registered public accounting firm has audited the Company's consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2022 and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022.
February 24, 2023

ITEM 9B. OTHER INFORMATION.
Not Applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS

The age (as of February 24, 2023) and business experience and position with Umpqua of our directors are as follows:

Peggy Y. Fowler, age 71, has served as a director since 2009. Ms. Fowler served as CEO and President of Portland General Electric Company ("PGE") (NYSE: POR) from 2004-2008. She continued to serve on the PGE Board from 2009 - 2012, and previously served as Board Chair from 2001-2004. She is currently a director of Hawaiian Electric Industries (NYSE: HE), a position she has held since 2011.

Stephen M. Gambee, age 59, has served as a director since 2005. Mr. Gambee was CEO of Rogue Waste, Inc., a family-owned business providing waste collection, disposal, recycling and environmental services in Southern Oregon, until the business sold in October 2022. He also served as a senior executive of Rogue Waste (or its predecessor companies) from 1994 until 2022.

James S. Greene, age 68, has served as a director since 2012. Mr. Greene is founded Sky D Ventures, a private equity and advisory services company serving the financial services and FinTech global market, in 2015 and has continuously served as its Managing Partner.

Luis F. Machuca, age 65, has served as a director since 2010. Mr. Machuca served as President and Chief Executive Officer of Enli Health Intelligence Corporation, a healthcare applications company that activates collaborative care, from January 2002 until its sale on December 31, 2020. Mr. Machuca serves on the Board of Directors of UpHealth, Inc (NYSE: UPH), a position he has held since December 2022.

Cort L. O'Haver, age 60, has served as a director since 2017. Mr. O'Haver is President and Chief Executive Officer of the Company and Chief Executive Officer of Umpqua Bank, positions he has held since January 2017. Mr. O'Haver served as Commercial Bank President of Umpqua Bank from April 2014 to April 2016 when he became President of Umpqua Bank.

Maria M. Pope, age 58, has served as a director since 2014. Ms. Pope is President and CEO of PGE. She was appointed President on October 1, 2017 and Chief Executive Officer on January 1, 2018. From March 2013 to January 2018, Ms. Pope served as Senior Vice President, Power Supply, Operations, and Resource Strategy for PGE.

John F. Schultz, age 58, has served as a director since 2015. Mr. Schultz serves as Executive Vice President and Chief Operating Officer of Hewlett Packard Enterprise (NYSE: HPE), a position he has held since 2020. Prior to that, he served as HPE's Executive Vice President, Chief Legal and Administrative Officer and Secretary from December 2017 to July 2020, and served as HPE's Executive Vice President, General Counsel and Secretary from November 2015 to December 2017.

Susan F. Stevens, age 72, has served as a director since 2012. Ms. Stevens was a senior executive who retired as head of Corporate Banking for the Americas at J.P. Morgan Securities Inc. in 2011. She held that position from 2006 until 2011. She was at J.P. Morgan for 15 years.

Hilliard C. Terry, III, age 53, has served as a director since 2010. Mr. Terry, III, most recently served as Executive Vice President and Chief Financial Officer of Textainer Group Holdings Limited (NYSE: TGH), from 2012 to 2018. Before joining Textainer, he was Vice President and Treasurer of Agilent Technologies, Inc. (NYSE: A). He serves as a director of Upstart, Inc. (NASDAQ: UPST), a cloud-based artificial intelligence lending platform, a position he has held since February 2019, and of Asbury Automotive Group, Inc. (NYSE: ABG), the 6th largest franchised automotive retailer in the United States, a position he has held since February 2022.

Bryan L. Timm, age 59, has served as a director since 2004. Mr. Timm served as President of Columbia Sportswear Company (NASDAQ: COLM) from February 2015 to June 2017 and held the office of Chief Operating Officer from May 2008 to June 2017. He previously served as Chief Financial Officer of Columbia Sportswear.

Anddria Varnado, age 37, has served as a director since 2018. Ms. Varnado is the GM and Head of the Consumer Business at Kohler Company, a global leader in home products, hospitality destinations and systems, a position she has held since 2020. Immediately prior to Kohler, she served as Vice President, Strategy & Business Development, at Macy's, Inc. (NYSE: M) from 2019 to 2020. Prior to Macy's, from 2016 to 2019, she was Vice President and Head of Strategy and Business Development at Williams-Sonoma, Inc. (NYSE: WSM) She serves as a director of Red Robin Gourmet Burgers, Inc. (NASDAQ: RRGB), an operator, franchisor, and developer of casual dining restaurants in North America, a position she had held since March 2021.

EXECUTIVE OFFICERS
The age (as of February 24, 2023), business experience, and position of our executive officers and Section 16 officers other than President and Chief Executive Officer Cort O'Haver, about whom information is provided above, are as follows:

Ronald (Ron) Farnsworth, age 52, serves as Executive Vice President/Chief Financial Officer of Umpqua and Umpqua Bank, positions he has held since January 2008 and Principal Financial Officer of Umpqua, a position he has held since May 2007.

Neal McLaughlin, age 54, serves as Executive Vice President/Treasurer of Umpqua and Umpqua Bank, positions he has held since February 2005 and served as Principal Accounting Officer from May 2007 to December 2019.

Frank Namdar, age 57, serves as Executive Vice President/Chief Credit Officer for Umpqua Bank, a position he has held since November 2018. From 2012 to 2018 Mr. Namdar was a senior credit officer at Umpqua Bank.

Torran (Tory) Nixon, age 61, serves as Umpqua Bank President, a position he has held since June 2020. From April 2018 to his promotion to President, he served as Senior Executive Vice President/Chief Banking Officer for Umpqua Bank. He previously served as Umpqua Bank's Executive Vice President/Head of Commercial & Wealth from October 2016 to April 2018 and Executive Vice President/Commercial Banking from November 2015 to October 2016.

Andrew Ognall, age 51, serves as Executive Vice President/General Counsel and corporate Secretary of Umpqua and Umpqua Bank, positions he has held since April 2014.

David Shotwell, age 64, serves as Executive Vice President/Chief Risk Officer of Umpqua and Umpqua Bank, positions he has held since September 2016. Mr. Shotwell served as Umpqua Bank's Chief Credit Officer from 2015 to November 2018.

Lisa White, age 40, serves as Executive Vice President/Corporate Controller of Umpqua and Umpqua Bank, and Principal Accounting Officer of Umpqua, positions she has held since January 2020. She previously served as Umpqua Bank's Senior Vice President/Bank Controller from April 2015 to January 2020.

DELINQUENT SECTION 16(a) REPORTS

Based solely upon our review of (i) Forms 3, 4 and 5 filed for directors and executive officers for the fiscal year ended December 31, 2022, and (ii) their written representations (if applicable) that no Form 5 is required, we believe that all reporting persons made all Section 16 filings required under the Securities Exchange Act of 1934 with respect to the 2022 fiscal year on a timely basis.

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

CHANGES IN NOMINATION PROCEDURES
There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since our procedures were disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

BOARD COMMITTEES

The table below shows the current membership of the five standing Board committees that meet regularly:

	Audit and Compliance	Finance and Capital	Compensation	Enterprise Risk and Credit	Nominating and Governance
Peggy Fowler					C
Stephen Gambee	•	•		•
Jim Greene		•		•
Luis Machuca			C	•	•
Cort O'Haver		•		•
Maria Pope	•		•
John Schultz	•		•
Susan Stevens	•			C	•
Hilliard Terry	C				•
Bryan Timm		C	•		•
Anddria Varnado		•	•

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

The charter provides that only independent directors may serve on the Audit and Compliance Committee. The charter further provides that at least one member shall have past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual's financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. The Board has determined that the following Audit and Compliance Committee members meet the SEC criteria for an "audit committee financial expert": Hilliard Terry, Maria Pope and Susan Stevens. The Board previously determined that former Audit and Compliance Committee Chair Bryan Timm also meets the audit committee financial expert criteria. Each of the current members of the Audit and Compliance Committee has education or employment experience that provides them with appropriate financial sophistication to serve on the Committee.

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

Other Committees

The Executive Committee may, subject to limitations in our bylaws and under Oregon law, exercise all authority of the Board when the Board is not in session. The Committee is comprised of the Board Chair, Umpqua's CEO and other members selected by the Board Chair. The Committee does not have regularly scheduled meetings.

CEO O'Haver chairs the Strategy Committee, formed in 2020 to assume the Executive Committee's responsibilities for the annual Board strategic planning process, including the Board's strategic planning retreat, and consideration of and planning for merger and acquisition opportunities. The Committee does not have regularly scheduled meetings.

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

2022 Executive Compensation

On October 11, 2021, we entered into the Merger Agreement, pursuant to which Columbia and Umpqua agreed to combine their respective businesses, with Columbia the surviving holding company. Columbia Bank, a wholly owned subsidiary of Columbia, will merge with and into Umpqua Bank, a wholly owned subsidiary of Umpqua, with Umpqua Bank as the surviving bank in the bank merger. Each share of Umpqua common stock issued and outstanding immediately prior to the closing will be converted into the right to receive 0.5958 of a share of Columbia common stock. Following the closing, Umpqua common stock will be delisted from the NASDAQ and will cease to be publicly traded.

We believe the transaction, which is expected to close on February 28, 2023, will create a premier West Coast banking franchise with more than $50 billion in total assets and $43 billion in total deposits, operating through locations spanning Oregon, Washington, California, Idaho and Nevada, and significantly advances our strategic growth initiatives. We originally anticipated that the business combination would close mid-2022.

The decisions made by the Compensation Committee related to executive compensation were based on:
•the assumption that the business combination would close in 2022 and certain compensation decisions would be made after the closing;
•Mr. O’Haver will serve as Executive Chairman of Columbia and he negotiated an agreement setting his compensation with Columbia to be effective with the closing;
•other named executive officers will depart or take on new or expanded roles at closing;

•restrictions on compensation-related matters agreed to in the Merger Agreement;
•management's success in advancing strategic initiatives; and
•Umpqua’s financial results for 2022, including continued growth while preparing for the integration of Columbia and Umpqua.

The Merger Agreement restricted Umpqua from entering into new, or amending, employment agreements and benefit plan, and certain increases in compensation or benefits.

Executive compensation decisions and Compensation Committee actions, described in more detail below, included:

•STI DESIGN AND ACHIEVEMENT
◦80% based on operating earnings per share and 20% based on individual goals
◦Maximum payout of 200% of target
◦Circuit-breaker provisions require minimum level of performance to receive any payout
◦Achievement of 2022 STI plan at 120% for CEO O’Haver and at an average of 116% for all NEOs
◦No changes to target incentive levels from 2021

•LTI DESIGN AND ACHIEVEMENT
◦Confirmed vesting levels of 2019 LTI at 108.5% (ROATCE-based) and 93.6% (TSR-based)
◦All 2022 awards time based due to the pending Columbia merger

•SALARY
◦No changes to salary due to the pending Columbia merger and anticipated changes at or shortly after closing

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

Each year the Compensation Committee engages in extensive executive compensation discussions in multiple meetings, including with its independent consultant. The Committee reviews total compensation and total cash compensation and approves each of the elements of executive officer compensation, and reviews whether compensation programs and practices carry undue risk.

Say-on-Pay Vote

Our say-on-pay resolution at the 2021 annual meeting received a favorable vote from over 95% of the shares voted. Our Compensation Committee considers the results of say-on-pay votes in making compensation decisions. Due to the pending Columbia merger, we did not hold an annual shareholder meeting in 2022.

Role of the Compensation Consultant/Evaluation of Independence

The Compensation Committee regularly reviews information provided by recognized, independent compensation consultants including survey or "benchmarking" data, peer group recommendations and plan design suggestions. The Committee uses this information to understand prevailing market practices and aggregate, as well as component, compensation packages provided by similarly sized financial services companies.

The Compensation Committee engaged Mercer as its compensation consultant for 2022. The Committee received information from Mercer assessing that firm's independence and the Committee made its own assessment of the independence of Mercer pursuant to SEC rules and concluded that no conflict of interest exists that would prevent Mercer from independently advising the Committee. Mercer also provides non-executive compensation services to Umpqua Bank, including consulting on, and serving as the broker for, our employee health and certain welfare benefits plans. In 2021, Mercer earned $168,500 in fees from its work with our Compensation Committee, and $1.3 million related to our health and welfare benefits primarily from benefit plan vendors in commissions to Mercer. The total fees earned by Mercer represent 0.0072% of Mercer's fiscal year 2021 revenues. No individual consultant or personnel who provided executive compensation services received any additional compensation as a result of Mercer providing these other services.

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

Competitive Assessment and Relative Performance Peers

For 2022 the Compensation Committee did not review the peer group or a competitive assessment due to the pending merger with Columbia.

Performance-Based Plan Design and Objectives

A significant component of compensation is related to Company performance. We believe that an executive's compensation should be tied to how well the Company performs, as well as the individual executive and the executive's team against both financial and non-financial goals and objectives. Our STI, primarily based on OEPS, and our LTI, based on TSR and ROATCE, plan metrics differ to promote a range of business developments while maintaining a focus on building long-term value.

For our STI, OEPS targets are set by the Compensation Committee based on the Company's Board-approved budget, which includes growth and expense targets that align with our strategic initiatives. Our historic OEPS achievement and STI payout levels for that component are:

	OEPS for 100%
Year	Payout	OEPS	Actual Payout %
2020	$1.33-$1.40	$1.47	125%
2021	$1.32-$1.39	$1.95	150%
2022	$1.52-$1.69	$1.65	100%
For our LTI, both TSR and ROATCE metrics are relative, compared to a group of financial services industry peers. We believe TSR directly links executive compensation to the returns realized by our shareholders, and that a measure based on return on equity links executive compensation to the creation of long-term value for shareholders, and the combination of metrics ensuring that our awards are not advantaged or penalized by general market conditions.
The following are the historic LTI vesting levels:

		Vesting
Year of Award	Year Vested	Percentage
2017 (TSR-based)	2020	106%
2017 (ROATCE-based)	2020	102%
2018 (TSR-based)	2021	67%
2018 (ROATCE-based)	2021	108%
2019 (TSR-based)	2022	94%
2019 (ROATCE-based)	2022	109%

Elements of 2022 Compensation

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

With the pending Columbia Merger, the Compensation Committee did not increase salaries in 2022.

STI. At the beginning of each year, the Board of Directors, upon the recommendation of the Compensation Committee, approves the STI plan for our named executive officers. The Compensation Committee recommends the target incentive as a percentage of base salary based on peer and market data for similar positions, total compensation and internal groupings of executives. With the pending Columbia Merger, the Compensation Committee did not change target payout levels in 2022.

The Committee also assigns a maximum incentive above the target incentive (200% for 2022), and the minimum performance required to receive a payout on financial metrics (50% for 2022). Achievement of the target incentive is based on the success of the Company and the individual executive in certain performance areas. The Committee determined that the weighting would be 20% individual goals and 80% OEPS.

The Compensation Committee uses primarily objective elements for annual incentive plans. The CEO reports individual executive performance, which includes subjective assessments, to the Compensation Committee. Our annual incentive plans expressly provide the Compensation Committee authority to apply "negative discretion" to reduce awards.

The Compensation Committee selected OEPS as the financial performance metric for the following reasons:
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

The Company does not offer guidance on our OEPS, earnings per share or growth rate targets, and we regard these internal targets as confidential. However, we provide the Company-wide OEPS target on a historical basis. The OEPS target for 100% payout of the financial component is intended to be challenging but achievable, tied to completion of strategic initiatives and requiring year-over-year growth or increases in value relative to economic conditions. The targets set for 2022 were:

OEPS Range	Payout Level
Less than 50% of budget	0%
50%-60% of budget	50%
61%-80% of budget	75%
81%-90% of budget	90%
90%-100% of budget	100%
101%-110% of budget	125%
111%-120% of budget	150%
Greater than or equal to 121% of budget	200%

In January 2023, the Compensation Committee reviewed 2022 OEPS and goals achievement for each of the named executive officers and discussed with the CEO any potential risk modifiers. Each of our incentive plans included a risk modifier, providing for potential reduction or elimination of incentive pay if participants failed to maintain satisfactory regulatory compliance or failed to demonstrate appropriate risk management practices. The Committee confirmed that the Company's OEPS for 2022 was at the 100% payout range.

The following reconciles our reported earnings per diluted share for 2022 to our operating earnings per diluted share:

OEPS to EPS Reconciliation
OEPS	$1.65
Gain on MSR asset due to model inputs	$0.20
Loss on MSR hedge	$(0.05)
Loss on investment securities, net	$(0.03)
Gain on swap derivatives	$0.06
Loss on loans at fair value	$(0.20)
Exit and disposal costs	$(0.02)
Merger related expenses	$(0.06)
GAAP EPS	$1.55

The 2022 incentive compensation awarded to each named executive officer (with the percentage indicating percent of overall target incentive opportunity for the specific metric), was:

		% of	Individual	% of
Executive Officer	OEPS	Target	Goal	Target
O'Haver	$840,000	80%	$420,000	20%
Farnsworth	$326,400	80%	$163,200	20%
Nixon	$520,000	80%	$260,000	20%
Ognall	$257,600	80%	$128,800	20%
Shotwell	$229,600	80%	$57,400	20%

In addition to specific business unit goals, Mr. O'Haver assessed each of the other named executive's performance in managing their business unit, contributing to the executive leadership team and handling the challenges created by the lengthy merger application process, and presented his assessment to the Compensation Committee when discussing his recommendations for each executive. The Committee places significant weight on the CEO's incentive award recommendations, but the Committee independently reviewed and approved those recommendations, and considered the performance evaluations in determining whether to approve the recommended award or to exercise negative discretion.

The total 2022 STI compensation approved by the Board and paid in the first quarter of 2023 is:

Name	Total Paid	Target	Total as a % of Target
O'Haver	$1,260,000	$1,050,000	120%
Farnsworth	$489,600	$408,000	120%
Nixon	$780,000	$650,000	120%
Ognall	$386,400	$322,000	120%
Shotwell	$287,000	$287,000	100%

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

In 2022, the Committee decided to issue time-based awards, vesting ratably over three years, due to the pending Columbia merger and the significant anticipated changes in financial metrics and peers with the merger.

In January 2022, the Compensation Committee approved awards to Mr. O'Haver of 98,360 RSUs with an accounting value at grant of $2.1 million. After reviewing competitive data for equity awards to, and total compensation of, the CEO position, the Committee determined that the aggregate equity awards to the CEO should be valued at not less than his base salary and target cash incentive. CEO O'Haver recommended the amount and mix of other named executive officer equity awards; the Committee reviewed and approved the CEO's recommendations based on the competitive assessment and the CEO's evaluation of individual performance.

Other Annual Compensation - Benefits and Perquisites. We provide the following benefit programs to executive officers and to other employees:

Benefit Plan	Executive Officers and Key Managers and Contributors	All Full Time Employees
401(k) Plan	•	•
Group Medical/Dental/Vision	•	•
Group Life and Disability	•	•
Severance	•	•
Change in Control	•
Supplemental Retirement/Deferred Compensation Plan	•
Umpqua sponsors and administers a 401(k) salary deferral and profit sharing plan covering substantially all employees of the Company and its subsidiaries. The qualified plan is subject to ERISA. Participants may elect to contribute 100% of eligible compensation to the plan each year, subject to applicable IRC limits on annual employee deferrals. In 2022, the Company made a matching contribution of 50% of each participant's salary deferral, up to 8% of eligible compensation (or a maximum of 4% of eligible payroll deferrals by associates). Our named executive officers are eligible to participate in the plan on the same terms and conditions as other employees.

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

Umpqua has adopted a policy that governs use of the aircraft owned by the Company. That policy generally provides that the CEO or CFO must approve any use of this aircraft and it prohibits any purely personal use.

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

Generally, there is more oversight of plans that have a higher degree of risk, larger payouts, and those plans that could have the greatest negative impact on the Company's safety and soundness, such as plans for Commercial, Retail, and Mortgage. The more risk associated with the incentive plan the more review and approval hurdles must be crossed before payment is made. In the first quarter of 2022, the Compensation Committee met with executive officers to review the incentive compensation plans and concluded that, based on the controls described above and elsewhere in this proxy statement, those plans do not present risks that are reasonably likely to have a material adverse effect on the Company.

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

Internal Pay Equity

In the first quarter of 2022, the Compensation Committee considered internal pay equity when it reviewed the total compensation paid to the CEO, as compared to the other named executive officers and the CEO's other direct reports. Based on its review, the Committee was satisfied that the comparative relationship between the compensation of the CEO and Umpqua's other named executives is appropriate.

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
Under this policy, share ownership is determined from the totals on Table 1 of SEC Form 4, which includes unvested equity awards, and shares in which beneficial ownership is disclaimed. Compliance with share ownership guidelines is reviewed annually by the Nominating and Governance Committee. This minimum ownership must be achieved within five years after the officer or director takes office. As of December 31, 2022, all directors and executive officers satisfied these requirements or had not yet served for five years.

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
Directors and executive officers may sell no more than 15,000 shares per calendar year unless he or she obtains authorization in a hardship situation from the Committee. A director or officer may, however, sell shares to cover the exercise price and estimated taxes associated with an option exercise or RSU vesting.
In 2022, the named executive officers, as a group, acquired 265,747 shares of Company stock through vesting of RSUs or PSAs and exchanged 103,712 shares to pay taxes in connection with vesting.

Hedging and Pledging

We prohibit directors and executives from engaging in transactions in which they may profit from short-term speculative swings in the market value of Umpqua stock. These prohibited transactions include "short sales" (selling borrowed securities which the seller hopes can be purchased at a lower price in the future); "short sales against the box" (selling owned, but not delivered securities); "put" and "call" options (publicly available rights to sell or buy Umpqua shares at a specific price within a specified period of time); and derivative transactions. The Company and its affiliates will not make a loan to directors or executive officers secured by Company stock, and directors and executive officers are not permitted to pledge Company stock.

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

COMPENSATION TABLES

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation awarded to, paid to or earned by the named executive officers for the fiscal year ended December 31, 2022.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)(1)	(f)	(g)(2)	(h)	(i)(3)	(j)
O'Haver, Cort	2022	$1,050,000	$—	$2,099,986	$—	$1,260,000	$—	$4,245	$4,414,231
President and CEO	2021	$1,050,000	$—	$2,179,438	$—	$1,522,500	$—	$8,769	$4,760,707
	2020	$1,000,000	$—	$2,095,865	$—	$1,208,333	$—	$18,654	$4,322,852
Farnsworth, Ron	2022	$510,000	$—	$649,979	$—	$489,600	$—	$10,200	$1,659,779
EVP/CFO	2021	$510,000	$—	$669,267	$—	$591,600	$—	$10,400	$1,781,267
	2020	$500,000	$—	$649,067	$—	$466,000	$—	$12,515	$1,627,582
Nixon, Tory	2022	$650,000	$—	$1,099,995	$—	$780,000	$—	$16,800	$2,546,795
Sr EVP/President	2021	$650,000	$—	$1,132,645	$—	$942,500	$—	$20,369	$2,745,514
of Umpqua Bank	2020	$550,000	$—	$798,838	$—	$558,663	$—	$18,789	$1,926,290
Ognall, Andrew	2022	$460,000	$—	$349,991	$—	$386,400	$—	$12,200	$1,208,591
EVP/General	2021	$460,000	$—	$360,349	$—	$466,900	$—	$11,800	$1,299,049
Counsel	2020	$440,000	$—	$349,509	$—	$358,820	$—	$12,515	$1,160,844
Shotwell, David	2022	$410,000	$—	$374,991	$—	$287,000	$—	$11,448	$1,083,439
EVP/Chief	2021	$410,000	$—	$386,111	$—	$416,150	$—	$11,800	$1,224,061
Risk Officer	2020	$410,000	$—	$424,394	$—	$334,335	$—	$12,515	$1,181,244
(1)    Fair value of stock awards issued during the year(s) shown; no option awards were issued. The assumptions made in calculating these values are disclosed in Notes 1 (Stock-Based Compensation discussion) and 19 to our Consolidated Financial Statements in this 2022 annual report on Form 10-K.
(2)    Earned and awarded under the Company's 2022 annual incentive plan in the year(s) noted but paid in Q1 2023.
(3)    The table below itemizes the amounts shown in column (i), All Other Compensation, for 2022.

Name	Annual Dues and Club Memberships	Match Contribution to 401(k)
O'Haver	$4,245	—
Farnsworth	—	$10,200
Nixon	$5,044	$11,756
Ognall	—	$12,200
Shotwell	—	$11,448

COMPENSATION AGREEMENTS
The table below sets forth the material provisions of our current named executive officer employment agreements:

	Expiration	Severance	Change in
Name	Date (1)	Benefit (2)	Control (3)
O'Haver	12/31/2024	24 mo. salary + 200% of target incentive	30 mo. salary + 250% of target incentive + up to 30 mos. of COBRA reimbursement
Farnsworth	12/31/2024	12 mo. salary	24 mo. salary + 200% of target incentive + up to 24 mos. of COBRA reimbursement
Nixon	12/31/2024	12 mo. salary	24 mo. salary + 200% of target incentive + up to 24 mos. of COBRA reimbursement
Ognall	12/31/2024	12 mo. salary	24 mo. salary + 200% of target incentive + up to 24 mos. of COBRA reimbursement
Shotwell	12/31/2024	12 mo. salary	24 mo. salary + 200% of target incentive + up to 24 mos. of COBRA reimbursement
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

GRANTS OF PLAN-BASED AWARDS
This table shows the plan-based awards granted to each named executive officer in the fiscal year ended December 31, 2022. The actual payouts under the annual non-equity incentive plans are shown in column (g) of the Summary Compensation Table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	or Units (#)	Awards ($)
(a)	(b)	(c)(1)	(d)	(e)	(i)(2)	(l)(3)
O'Haver
Non-Equity		$—	$1,050,000	$1,680,000
RSU	2/28/22				98,360	$2,099,986
Farnsworth
Non-Equity		$—	$408,000	$652,800
RSU	2/28/22				30,444	$649,979
Nixon
Non-Equity		$—	$650,000	$1,040,000
RSU	2/28/22				51,522	$1,099,995
Ognall
Non-Equity		$—	$322,000	$515,200
RSU	2/28/22				16,393	$349,991
Shotwell
Non-Equity		$—	$287,000	$401,800
RSU	2/28/22				17,564	$374,991
(1)    There is no minimum guaranteed payment or vesting. If performance under the non-equity incentive plan is below the threshold, the executive receives no cash incentive compensation.
(2)    The shares underlying restricted stock units (RSU) reported in column (i) were issued under the 2013 Plan and vest 33.33% per year over three years, beginning one year following the grant date.
(3)    Column (l) shows the aggregate grant date fair value associated with RSUs, as determined in accordance with FASB ASC 718, Stock Compensation. The assumptions used to calculate fair value are described in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
This table shows information concerning unvested restricted stock units held by each named executive officer as of December 31, 2022. All awards were made under the shareholder approved 2013 Plan.

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(a)(1)	(g)(2)	(h)(3)	(i)(4)	(j)(5)
O'Haver
3/2/20			45,595	$813,871
3/2/20			45,595	$813,871
3/2/20	13,027	$232,532
3/8/21			40,630	$725,246
3/8/21			40,630	$725,246
3/8/21	23,216	$414,406
2/28/22	98,360	$1,755,726
Farnsworth
3/2/20	6,720	$119,952
3/2/20			10,080	$179,928
3/2/20			10,080	$179,928
3/8/21	11,976	$213,772
3/8/21			8,982	$160,329
3/8/21			8,982	$160,329
2/28/22	30,444	$543,425
Nixon
3/2/20	8,271	$147,637
3/2/20			12,406	$221,447
3/2/20			12,406	$221,447
3/8/21	20,268	$361,784
3/8/21			15,201	$271,338
3/8/21			15,201	$271,338
2/28/22	51,522	$919,668
Ognall
3/2/20	3,618	$64,581
3/2/20			5,428	$96,890
3/2/20			5,428	$96,890
3/8/21	6,448	$115,097
3/8/21			4,836	$86,323
3/8/21			4,836	$86,323
2/28/22	16,393	$292,615
Shotwell
3/2/20	4,394	$78,433
3/2/20			6,591	$117,649
3/2/20			6,591	$117,649
3/8/21	6,909	$123,326
3/8/21			5,182	$92,499
3/8/21			5,182	$92,499
2/28/22	17,564	$313,517

(1) The grant date of each award is noted below the name of each named executive officer.
(2)    Number of shares of restricted stock units that have not vested as of December 31, 2022, each unit vests 33.3% per year over a three-year period, beginning one year following the date of grant.
(3)    Aggregate market value of restricted stock units that have not vested as of December 31, 2022, using the closing price of Umpqua stock of $17.85 on December 31, 2022.
(4)    Shares issuable upon vesting of performance based awards (assuming target vesting of 100%).
(5)    Aggregate market value of performance share awards that have not vested as of December 31, 2022, using the closing price of Umpqua stock of $17.85 on December 31, 2022 (assuming target vesting of 100%).

"IN THE MONEY" OPTIONS AT FISCAL YEAR-END
There were no stock options outstanding as of December 31, 2022.
OPTION EXERCISES AND STOCK VESTED
This table shows the number of restricted shares (RSUs and PSAs) that vested during the fiscal year ended December 31, 2022. In each case the Company received all required tax withholding. None of the named executive officers exercised stock options in 2022.

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
(a)	(d)(1)	(e)(2)
O'Haver	131,905	$3,021,827
Farnsworth	37,500	$852,041
Nixon	47,330	$1,068,970
Ognall	21,304	$484,517
Shotwell	27,708	$620,246
(1)    Each of the named executive officers received a smaller "net" number of shares after tax withholding.
(2)    Includes the amount of deferred dividends paid upon vesting to O'Haver--$279,429, Farnsworth--$73,590, Nixon--$89,225, Ognall--$42,195, and Shotwell--$56,161.

PENSION BENEFITS
There were no pension benefits outstanding for the named executive officers.
NONQUALIFIED DEFERRED COMPENSATION

Name	Plan	Executive Contributions in 2022	Registrant Contributions in 2022	Aggregate Earnings in 2022	Aggregate Balance at December 31, 2022
(a)		(b)(1)	(c)	(d)(2)	(e)
O'Haver	SRP/DCP	$-	$-	$(32,500)	$174,739
Farnsworth	SRP/DCP	$-	$-	$(7,016)	$100,076
Nixon	SRP/DCP	$471,250	$-	$(85,338)	$631,050
Ognall	SRP/DCP	$-	$-	$(12,919)	$62,787
Shotwell	SRP/DCP	$145,623	$-	$(177,165)	$835,368
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following table shows the benefits payable to the named executive officers upon termination of employment for various reasons, including a change in control of the Company. See the summary of the executive's employment agreement following the Summary Compensation Table for a description of how the severance and change in control benefits are calculated. For purposes of this table, it is assumed that the change in control and termination of employment occurred on December 31, 2022.

Name of Executive and Triggering Events	Cash	Equity Value (1)
O'Haver
Death/disability	—	$2,415,306
Involuntary termination (3,5)	$4,200,000	—
Qualifying termination following change in control (4,5)	$5,296,967	$3,725,170
Farnsworth
Death/disability (2)	$100,000	$533,961
Involuntary termination (3,5)	$510,000	—
Qualifying termination following change in control (4,5)	$1,884,278	$1,014,237
Nixon
Death/disability	—	$746,801
Involuntary termination (3,5)	$650,000	—
Qualifying termination following change in control (4,5)	$2,634,299	$2,414,659
Ognall
Death/disability	—	$287,518
Involuntary termination (3,5)	$460,000	—
Qualifying termination following change in control (4,5)	$1,612,278	$546,103
Shotwell
Death/disability	—	$451,821
Involuntary termination (3,5)	$410,000	—
Qualifying termination following change in control (4,5)	$1,428,675	$788,131
(1)    Dollar value of RSU and PSAs that would vest upon the event calculated at $17.85 per share, the closing price of Umpqua's stock on December 31, 2022.
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

(6) The amounts payable to the NEOs in the event of a change-in-control of the company may be subject to reduction under Sections 280G and 4999 of the Internal Revenue Code.

PAY RATIO DISCLOSURE
The 2022 total compensation for our median employee was $67,584 and was $4,414,231 for our CEO. The resulting ratio of our CEO's pay to the pay of our median employee for 2021 is 65 to 1.
We identified the median employee by examining the 2022 total compensation for all individuals, excluding our CEO, who were employed by us on December 31, 2022. We included all employees, whether employed on a full-time, part-time or seasonal basis. We annualized the compensation for full-time and part-time employees that were not employed by us for all of 2022. We calculated the median employee's annual total compensation using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table in this proxy statement.

DIRECTOR COMPENSATION

In 2022, the Committee affirmed the following director compensation philosophy:

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

2022 Process

The Compensation Committee annually reviews director compensation with its consultant, using the same peer group as the executive compensation peers. Any change to director compensation is first reviewed by the Committee prior to Board review and approval. Due to the pending Columbia merger, the Compensation Committee decided to maintain director compensation at the same level as 2021, pay all director compensation in cash and pay in three installments—May and October 2022 and January 2023.

2022 Schedule of Directors' Fees

The Board approved the following compensation schedule, consistent with 2021 and with $10,000 paid to any director serving on the FinPac board. For the 2022-2023 director service year, the Board approved payments in cash rather than equity due to the pending merger with Columbia. We made payments total 75% of the scheduled compensation in 2022 with the remainder paid in 2023.

Total Compensation
Board Chair	$207,500
Audit and Compliance Committee Chair	$163,500
Other Committee Chairs	$158,000
Participating Director	$147,500
DIRECTOR COMPENSATION
The following table summarizes the compensation paid by the Company to non-employee directors for the year ending December 31, 2022.

	Fees Earned or	Stock	All Other
	Paid in Cash	Awards	Compensation	Total
Name	($)	($)	($)	($)
(a)(1)	(b)(2)	(c)	(g) (3)	(h)
Peggy Fowler	$155,625	$—	$6,984	$162,609
Stephen Gambee	$110,625	$—	$7,092	$117,717
James Greene	$110,625	$—	$7,092	$117,717
Luis Machuca	$118,500	$—	$5,317	$123,817
Maria Pope	$110,625	$—	$7,092	$117,717
John Schultz	$110,625	$—	$7,092	$117,717
Susan Stevens	$126,000	$—	$8,077	$134,077
Hilliard Terry III	$122,625	$—	$5,503	$128,128
Bryan Timm	$118,500	$—	$7,597	$126,097
Anddria Varnado	$110,625	$—	$4,964	$115,589
(1)    Director O'Haver is omitted from this table because he received no separate compensation for Board service, and his compensation is disclosed in the Summary Compensation Table.
(2)    2022 Directors fees were paid in cash.

(3) Amounts in column (g) are dividends received upon the vesting of equity awards.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is now, or has ever been, an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company or any of its subsidiaries during 2022 pursuant to which disclosure would be required under applicable rules of the SEC pertaining to the disclosure of transactions with related persons. No Company executive officer currently serves or served during 2022 on the board of directors or compensation committee of another company at any time during which an executive officer of such other company served on the Company's Board or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.

Based on the foregoing review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2022.

Submitted by the Compensation Committee:

Luis Machuca (Chair)
Maria Pope
John Schultz
Bryan Timm
Anddria Varnado

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of Umpqua and its subsidiaries and predecessors by merger that were in effect at December 31, 2022.

	Equity Compensation Plan Information
	(A)	(B)	(C)
(shares in thousands) Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2013 Incentive Plan (1)	390	$—	1,804
Equity compensation plans not approved by security holders	—	—	—
Total	390	$—	1,804

(1)Shareholders approved the Company's 2013 Incentive Plan on April 16, 2013, and approved an amendment to the 2013 plan to increase the number of authorized shares at the 2016 annual meeting of shareholders. The 2013 Plan authorizes the issuance of equity awards to directors and employees and reserves 12.0 million shares of the Company's common stock for issuance under the plan (up to 6 million shares for "full value awards" as described below). With the adoption of the 2013 Plan, no additional awards are being issued from prior plans. Under the terms of the 2013 Plan, restricted stock awards generally vest ratably over a three year period and performance share awards generally cliff vest at the end of a three-year performance period. The 2013 Plan weights "full value awards" (restricted stock and performance share awards) as two shares issued from the total authorized under the 2013 Plan; we have issued only full value awards under the 2013 Plan. For purposes of column (B) above, performance share awards are excluded from the calculation. For purposes of column (C) above, the total number of shares available for future issuance under the 2013 Plan for full value awards was 902,000 at December 31, 2022. At December 31, 2022, 390,000 performance share awards were outstanding and subject to satisfaction of performance based on the Company's total shareholder return or return on average tangible shareholders equity relative to a peer group. At December 31, 2022, 835,000 full value shares issued as restricted stock were outstanding, but subject to forfeiture in the event that time based conditions are not met.

Security Ownership of Management and Others
The following table sets forth the shares of common stock beneficially owned as of February 16, 2023, by each director and each named executive officer, the directors and executive officers as a group and those persons known to beneficially own more than 5% of Umpqua's common stock.

	Amount and nature of beneficial	% of
Name and address of beneficial owner of common stock*	ownership**	class
Named Executive Officers
Cort O'Haver (1)	245,079	***
Ronald Farnsworth (2)	190,128	***
Tory Nixon (3)	108,011	***
Andrew Ognall (4)	90,542	***
David Shotwell (5)	78,929	***
Directors (Mr. O'Haver is listed above with NEOs)
Stephen Gambee (6)	133,117	***
Bryan Timm	115,663	***
Peggy Fowler	111,722	***
Luis Machuca	86,055	***
Susan Stevens	70,594	***
Hilliard Terry, III	66,003	***
James Greene	65,894	***
Maria Pope	62,803	***
John Schultz	48,063	***
Anddria Varnado	24,681	***
Directors and Executive Officers
All directors and executive officers as a group--18 persons (7)	1,656,130	***
Beneficial Owners of more than 5% of Umpqua common stock
The Vanguard Group (8)	21,864,775	10.07%
100 Vanguard Blvd., Malvern, PA 19355
BlackRock, Inc. (9)	20,634,043	9.51%
55 East 52nd Street, New York, NY 10055
Massachusetts Financial Services Company (10)	13,487,897	6.21%
111 Huntington Avenue, Boston, MA 02199
Macquarie Management Holdings Inc. (11)	12,367,145	5.70%
50 Martin Place, Sydney, New South Wales, Australia
* The address for our officers and directors is care of Umpqua Holdings Corporation, 5885 Meadows Road, Suite 400, Lake Oswego, Oregon 97035.
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
***  Less than 1.0%.
(1)Excludes 249,631 shares of unvested performance or restricted unit awards not eligible to vote.

(2)Includes shares held with or by the individual's spouse. Excludes 64,408 shares of unvested performance or restricted unit awards not eligible to vote.
(3)Excludes 99,696 shares of unvested performance or restricted unit awards not eligible to vote.
(4)Excludes 34,680 shares of unvested performance or restricted unit awards not eligible to vote.
(5)Excludes 38,709 shares of unvested performance or restricted unit awards not eligible to vote.
(6)Includes 17,500 shares held by an entity Mr. Gambee is deemed to control.
(7)See footnotes (1) - (6); excludes an additional 50,317 shares of unvested performance or restricted unit awards not eligible to vote.
(8)Information from Schedule 13G/A filed on February 9, 2023, for holdings as of December 31, 2022, which indicates such person has the sole voting power for zero shares, shared voting power for 72,189 shares, sole dispositive power for 21,579,985 shares and shared dispositive power for 284,790 shares.
(9)Information from Schedule 13G/A filed January 24, 2023, for holdings as of December 31, 2022, which indicates such person has sole voting power for 19,626,502 shares and sole dispositive power for 20,643,043 shares.
(10)Information from Schedule 13G filed February 8, 2023, for holdings as of December 31, 2022, which indicates such person has sole voting power for 13,461,860 shares and sole dispositive power for 13,487,897 shares.
(11)Information from Schedule 13G/A filed February 14, 2023, for holdings as of December 31, 2022, which indicates such person has shared voting power for zero shares and shared dispositive power for zero shares, and reports that Macquarie Management Holdings Inc. and Macquarie Investment Management Business Trust have sole voting power of 12,312,349 shares and sole dispositive power of 12,312,349 shares. The principal business address of Macquarie Management Holdings Inc. and Macquarie Investment Management Business Trust is 2005 Market Street, Philadelphia, PA 19103.

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
As of December 31, 2022, the sum of committed but undisbursed funds plus the outstanding balances of all loans to Regulation O executive officers, directors, principal shareholders and their businesses was $2.5 million, which represented approximately 0.10% of our consolidated shareholders' equity and 0.07% of our risk-based capital at that date. All such loans are currently in good standing and are being paid in accordance with their terms.

Director Independence

The Board has determined that all directors except our CEO Mr. O'Haver qualify as "independent," as defined in NASDAQ listing rules. In determining the independence of directors, we considered the responses to annual Director & Officer Questionnaires that indicated no transactions between the Company or its affiliates and directors other than banking transactions with Umpqua Bank and arrangements under which Umpqua Bank purchases waste disposal services in southern Oregon that, until its sale in October 2022, was affiliated with Mr. Gambee. We paid waste disposal fees to such company at standard, regulated rates, which totaled $6,130.96 in 2022. The Board also considered the lack of any other reported transactions or arrangements; directors are required to report conflicts of interest and transactions with the Company pursuant to our Corporate Governance Principles and Code of Ethics, which can be found on our website https://www.umpquabank.com/investor-relations. See Transactions with Related Persons above for additional information.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Independent Registered Public Accounting Firm
Deloitte has audited our consolidated financial statements and internal controls over financial reporting as of and for the year ended December 31, 2022.
INDEPENDENT AUDITORS' FEES
The following table shows the fees incurred for professional services provided by Deloitte for 2022 and 2021:

	2022	2021
Audit Fees (a)	$2,342	$2,012
Audit-Related Fees (b)	$56	$52
All Other Fees (c)	$2	$2
Tax Fees (d)	$111	$76
Total Fees	$2,511	$2,142

	2022	2021
Ratio of All Other Fees to Total Fees	0.08%	0.09%

(a)    Audit Fees for 2022 include: (i) the integrated audits of the Company's annual consolidated financial statements and internal control over financial reporting as of and for the year ended December 31, 2022, including compliance with the FDIC Improvement Act; (ii) reviews of the Company's quarterly consolidated financial statements for the periods ended March 31, June 30, and September 30, 2022; and (iii) HUD and GNMA Audits for December 31, 2022.
(b)    Audit-Related Fees for 2022 represent billings by Deloitte for services provided during the twelve months ended December 31, 2022, including the audit of the Umpqua Bank 401(k) and Profit Sharing Plan for the plan year ended December 31, 2021, audited during 2022.
(c)    All Other Fees for 2022 represent all other billings by Deloitte for the twelve months ended December 31, 2022, including subscriptions to accounting research tools.
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

PRE-APPROVAL POLICY

The Audit and Compliance Committee pre-approved the services performed by Deloitte for the 2022 audit engagement in May 2022 in accordance with the Committee's pre-approval policy and procedures. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the "Permitted Services") that the independent auditor may perform. The policy requires that a description of the services expected to be performed by the independent auditor in each of the disclosure categories in the above table be provided to the Committee for pre-approval.

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

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit #	Description	Location

2.1(a)	Agreement and Plan of Merger by and among Umpqua Holdings Corporation, Columbia Banking System, Inc, and Cascade Merger Sub, Inc..	Incorporated by reference to Exhibit 2.1 to Form 8-K filed October 15, 2021

2.1(b)	Amendment No. 1 to Agreement and Plan of Merger	Incorporated by reference to Exhibit 2.1 to Form 8-K filed January 10, 2023

3.1	Restated Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 23, 2018

3.2	Bylaws, as amended	Incorporated by reference to Exhibit 99.2 to Form 8-K filed March 24, 2020

4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (No. 333-77259) filed with the SEC on April 28, 1999

4.2	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

4.3	Description of Registrant's Securities	Incorporated by reference to Exhibit 4.3 to Form 10-K filed February 28, 2020

10.1**	Employment Agreement dated effective April 1, 2021 between the Company and Cort O'Haver	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 6, 2021

10.2**	Form of Employment Agreement dated effective April 1, 2021 with Executive Officers (including Ron Farnsworth, Neal McLaughlin, Frank Namdar, Tory Nixon, Andrew Ognall, David Shotwell)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2021

10.3**	Employment Agreement dated effective April 1, 2021 between Umpqua Bank and Lisa White	Incorporated by reference to Exhibit 10.3 to Form 10-K filed February 25, 2022

10.4**	Umpqua Holdings Corporation 2013 Incentive Plan, effective December 14, 2012, as amended	Incorporated by reference to Exhibit 10.10 to Form 10-K filed February 23, 2017

10.5.a**	Form of 2022 Restricted Stock Unit Award Agreement under 2013 Incentive Plan	Incorporated by reference to Exhibit 10.5.a to Form 10-K filed February 25, 2022

10.5.b**	Form of Notice of Restricted Stock Unit Award	Incorporated by reference to Exhibit 10.5.b to Form 10-K filed February 25, 2022

10.5.c**	Form of 2021 Notice of Restricted Stock Award	Incorporated by reference to Exhibit 10.6.a to Form 10-K filed February 25, 2021

10.5.d**	Form of 2021 Notice of Performance (TSR) Share Award	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 6, 2021

10.5.e**	Form of 2021 Notice of Performance (ROATCE) Share Award	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 4, 2021

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit #	Description	Location

32	Certification of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive file because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
**Indicates compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Umpqua Holdings Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2023.

UMPQUA HOLDINGS CORPORATION (Registrant)

/s/ Cort L. O'Haver		February 24, 2023
Cort L. O'Haver, President and Chief Executive Officer

Signature	Title	Date

/s/ Cort L. O'Haver	President, Chief Executive Officer and Director	February 24, 2023
Cort L. O'Haver	(Principal Executive Officer)

/s/ Ronald L. Farnsworth	Executive Vice President, Chief Financial Officer	February 24, 2023
Ronald L. Farnsworth	(Principal Financial Officer)

/s/ Lisa M. White	Executive Vice President, Corporate Controller	February 24, 2023
Lisa M. White	(Principal Accounting Officer)

/s/ Peggy Y. Fowler	Chair	February 24, 2023
Peggy Y. Fowler

	Director	February 24, 2023
Stephen M. Gambee

/s/ James S. Greene	Director	February 24, 2023
James S. Greene

/s/ Luis F. Machuca	Director	February 24, 2023
Luis F. Machuca

/s/ Maria M. Pope	Director	February 24, 2023
Maria M. Pope

/s/ John F. Schultz	Director	February 24, 2023
John F. Schultz

/s/ Susan F. Stevens	Director	February 24, 2023
Susan F. Stevens

	Director	February 24, 2023
Hilliard C. Terry, III

/s/ Bryan L. Timm	Vice Chair	February 24, 2023
Bryan L. Timm

/s/ Anddria Varnado	Director	February 24, 2023
Anddria Varnado